Form 10-Q
period 2013-06-29
THERMO FISHER SCIENTIFIC INC.
filed 2013-08-02
CIK 97745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________________________________________

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended June 29, 2013

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-8002

THERMO FISHER SCIENTIFIC INC.
(Exact name of Registrant as specified in its charter)

Delaware	04-2209186
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

81 Wyman Street
Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at June 29, 2013
Common Stock, $1.00 par value	360,515,888

THERMO FISHER SCIENTIFIC INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 29, 2013

THERMO FISHER SCIENTIFIC INC.

PART I         FINANCIAL INFORMATION

Item 1.          Financial Statements

CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 29,	December 31,
(In millions)	2013	2012

Assets
Current Assets:
Cash and cash equivalents	$1,408.9	$851.0
Short-term investments, at quoted market value (cost of $4.6 and $4.8)	4.2	4.3
Accounts receivable, less allowances of $54.1 and $55.5	1,901.5	1,804.9
Inventories	1,487.1	1,443.3
Deferred tax assets	180.3	182.0
Other current assets	659.5	549.3

	5,641.5	4,834.8

Property, Plant and Equipment, at Cost, Net	1,688.8	1,726.4

Acquisition-related Intangible Assets, Net	7,330.2	7,804.5

Other Assets	578.8	604.4

Goodwill	12,390.2	12,474.5

	$27,629.5	$27,444.6

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED BALANCE SHEET (Continued)
(Unaudited)

	June 29,	December 31,
(In millions except share amounts)	2013	2012

Liabilities and Shareholders' Equity
Current Liabilities:
Short-term obligations and current maturities of long-term obligations	$393.3	$93.1
Accounts payable	648.9	641.4
Accrued payroll and employee benefits	317.1	388.0
Deferred revenue	215.2	196.5
Other accrued expenses	788.4	774.3

	2,362.9	2,093.3

Deferred Income Taxes	1,945.8	2,047.2

Other Long-term Liabilities	796.9	808.2

Long-term Obligations	6,721.1	7,031.2

Shareholders' Equity:
Preferred stock, $100 par value, 50,000 shares authorized; none issued
Common stock, $1 par value, 1,200,000,000 shares authorized; 418,108,447 and 413,491,691 shares issued	418.1	413.5
Capital in excess of par value	10,744.0	10,501.1
Retained earnings	8,202.6	7,697.3
Treasury stock at cost, 57,592,559 and 56,047,926 shares	(3,105.9)	(2,996.8)
Accumulated other comprehensive items	(456.0)	(150.4)

	15,802.8	15,464.7

	$27,629.5	$27,444.6

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(In millions except per share amounts)	2013	2012	2013	2012

Revenues
Product revenues	$2,786.8	$2,678.7	$5,510.3	$5,307.5
Service revenues	453.3	429.4	921.3	857.4

	3,240.1	3,108.1	6,431.6	6,164.9

Costs and Operating Expenses:
Cost of product revenues	1,572.5	1,497.9	3,105.6	2,999.9
Cost of service revenues	304.4	288.9	626.5	554.0
Selling, general and administrative expenses	869.6	835.0	1,699.1	1,659.3
Research and development expenses	96.7	94.2	194.9	185.9
Restructuring and other costs, net	21.5	24.3	43.0	36.5

	2,864.7	2,740.3	5,669.1	5,435.6

Operating Income	375.4	367.8	762.5	729.3
Other Expense, Net	(95.4)	(49.4)	(139.6)	(99.8)

Income from Continuing Operations Before Income Taxes	280.0	318.4	622.9	629.5
Provision for Income Taxes	(2.4)	(26.0)	(4.5)	(56.3)

Income from Continuing Operations	277.6	292.4	618.4	573.2
Loss from Discontinued Operations (net of income tax benefit of $0.1, $4.9, $0.3 and $7.2)	(0.2)	(7.5)	(0.6)	(11.3)
Loss on Disposal of Discontinued Operations, Net (net of income tax benefit of $0.0, $23.3, $2.8 and $23.1)	—	(51.1)	(4.2)	(50.8)

Net Income	$277.4	$233.8	$613.6	$511.1

Earnings per Share from Continuing Operations
Basic	$.77	$.80	$1.72	$1.56
Diluted	$.76	$.79	$1.71	$1.55

Earnings per Share
Basic	$.77	$.64	$1.71	$1.39
Diluted	$.76	$.63	$1.69	$1.38

Weighted Average Shares
Basic	360.0	367.0	359.0	367.1
Diluted	363.5	369.2	362.6	369.6

Cash Dividends Declared per Common Share	$.15	$.13	$.30	$.26

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(In millions)	2013	2012	2013	2012

Comprehensive Income (Loss)
Net Income	$277.4	$233.8	$613.6	$511.1

Other Comprehensive Items:
Currency translation adjustment	(135.7)	(310.6)	(315.0)	(62.1)
Unrealized gains and losses on available-for-sale investments:
Unrealized holding gains (losses) arising during the period (net of tax provision (benefit) of $(0.1), $0.1, $0.3 and $0.1)	(0.1)	0.1	1.1	0.1
Reclassification adjustment for gains included in net income (net of tax provision of $0.0, $0.0, $2.5 and $0.0)	—	—	(8.0)	—
Unrealized gains and losses on hedging instruments:
Unrealized gains on hedging instruments (net of tax provision of $4.1, $0.0, $4.1 and $0.0)	6.7	—	6.7	—
Reclassification adjustment for losses included in net income (net of tax benefit of $0.5, $0.5, $1.0 and $1.0)	0.8	0.8	1.6	1.6
Pension and other postretirement benefit liability adjustment:
Pension and other postretirement benefit liability adjustments arising during the period (net of tax provision (benefit) of $(0.1), $0.6, $1.5 and $(0.1))	(0.3)	1.8	4.2	—
Amortization of net loss and prior service benefit included in net periodic pension cost (net of tax benefit of $0.9, $0.6, $1.8 and $1.2)	1.9	1.1	3.8	2.2

	(126.7)	(306.8)	(305.6)	(58.2)

	$150.7	$(73.0)	$308.0	$452.9

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 29,	June 30,
(In millions)	2013	2012

Operating Activities
Net Income	$613.6	$511.1
Loss from discontinued operations	0.6	11.3
Loss on disposal of discontinued operations	4.2	50.8

Income from continuing operations	618.4	573.2

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	500.2	484.1
Change in deferred income taxes	(65.0)	(115.2)
Non-cash stock-based compensation	43.7	37.5
Non-cash charges for sale of inventories revalued at the date of acquisition	23.9	37.9
Tax benefits from stock-based compensation awards	(30.6)	(8.2)
Other non-cash expenses, net	13.4	19.9
Changes in assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	(139.0)	(11.7)
Inventories	(97.6)	(103.3)
Other assets	(107.1)	(61.2)
Accounts payable	33.3	47.9
Other liabilities	7.4	19.4
Contributions to retirement plans	(22.6)	(11.6)

Net cash provided by continuing operations	778.4	908.7
Net cash used in discontinued operations	(1.7)	(9.2)

Net cash provided by operating activities	776.7	899.5

Investing Activities
Acquisitions, net of cash acquired	(4.7)	(178.7)
Purchase of property, plant and equipment	(131.6)	(134.7)
Proceeds from sale of property, plant and equipment	3.6	7.7
Other investing activities, net	0.3	1.0

Net cash used in investing activities	$(132.4)	$(304.7)

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(Unaudited)

	Six Months Ended
	June 29,	June 30,
(In millions)	2013	2012

Financing Activities
Decrease in commercial paper, net	$—	$(499.5)
Purchases of company common stock	(89.8)	(400.0)
Dividends paid	(107.9)	(47.7)
Net proceeds from issuance of company common stock	172.3	63.8
Tax benefits from stock-based compensation awards	30.6	8.2
(Decrease) increase in short-term notes payable	(1.6)	15.2
Other financing activities, net	(1.5)	(9.0)

Net cash provided by (used in) financing activities	2.1	(869.0)

Exchange Rate Effect on Cash	(88.5)	(9.8)

Increase (Decrease) in Cash and Cash Equivalents	557.9	(284.0)
Cash and Cash Equivalents at Beginning of Period	851.0	1,016.3

Cash and Cash Equivalents at End of Period	$1,408.9	$732.3

See Note 12 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders'
(In millions)	Shares	Amount	Par Value	Earnings	Shares	Amount	Items	Equity

Balance at December 31, 2011	406.4	$406.4	$10,152.0	$6,716.3	35.0	$(1,837.1)	$(399.5)	$15,038.1

Issuance of shares under employees' and directors' stock plans	2.3	2.3	65.0	—	0.2	(9.1)	—	58.2
Stock-based compensation	—	—	37.5	—	—	—	—	37.5
Tax benefit related to employees' and directors' stock plans	—	—	6.0	—	—	—	—	6.0
Purchases of company common stock	—	—	—	—	8.0	(400.0)	—	(400.0)
Dividends declared	—	—	—	(95.8)	—	—	—	(95.8)
Net income	—	—	—	511.1	—	—	—	511.1
Other comprehensive items	—	—	—	—	—	—	(58.2)	(58.2)
Other	—	—	(2.5)	—	—	—	—	(2.5)

Balance at June 30, 2012	408.7	$408.7	$10,258.0	$7,131.6	43.2	$(2,246.2)	$(457.7)	$15,094.4

Balance at December 31, 2012	413.5	$413.5	$10,501.1	$7,697.3	56.0	$(2,996.8)	$(150.4)	$15,464.7
Issuance of shares under employees' and directors' stock plans	4.6	4.6	171.6	—	0.3	(19.3)	—	156.9
Stock-based compensation	—	—	43.7	—	—	—	—	43.7
Tax benefit related to employees' and directors' stock plans	—	—	28.4	—	—	—	—	28.4
Purchases of company common stock	—	—	—	—	1.3	(89.8)	—	(89.8)
Dividends declared	—	—	—	(108.3)	—	—	—	(108.3)
Net income	—	—	—	613.6	—	—	—	613.6
Other comprehensive items	—	—	—	—	—	—	(305.6)	(305.6)
Other	—	—	(0.8)	—	—	—	—	(0.8)

Balance at June 29, 2013	418.1	$418.1	$10,744.0	$8,202.6	57.6	$(3,105.9)	$(456.0)	$15,802.8

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

Interim Financial Statements

The interim consolidated financial statements presented herein have been prepared by Thermo Fisher Scientific Inc. (the company or Thermo Fisher), are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at June 29, 2013, the results of operations for the three- and six-month periods ended June 29, 2013, and June 30, 2012, and the cash flows for the six-month periods ended June 29, 2013, and June 30, 2012. Interim results are not necessarily indicative of results for a full year.

The consolidated balance sheet presented as of December 31, 2012, has been derived from the audited consolidated financial statements as of that date. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain all of the information that is included in the annual financial statements and notes of the company. The consolidated financial statements and notes included in this report should be read in conjunction with the 2012 financial statements and notes included in the company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (SEC) on May 3, 2013.

Note 1 to the consolidated financial statements for 2012 describes the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no material changes in the company’s significant accounting policies during the six months ended June 29, 2013.

Presentation

Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

Warranty Obligations

Product warranties are included in other accrued expenses in the accompanying balance sheet. The changes in the carrying amount of warranty obligations are as follows:

	Six Months Ended
	June 29,	June 30,
(In millions)	2013	2012

Beginning Balance	$48.7	$42.2
Provision charged to income	34.8	29.6
Usage	(37.1)	(28.4)
Adjustments to previously provided warranties, net	0.3	—
Other, net	(0.5)	(0.9)

Ending Balance	$46.2	$42.5

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Inventories

The components of inventories are as follows:

	June 29,	December 31,
(In millions)	2013	2012

Raw Materials	$365.4	$362.0
Work in Process	169.5	149.7
Finished Goods	952.2	931.6

	$1,487.1	$1,443.3

Property, Plant and Equipment

Property, plant and equipment consists of the following:

	June 29,	December 31,
(In millions)	2013	2012

Land	$211.7	$216.6
Buildings and Improvements	798.5	805.5
Machinery, Equipment and Leasehold Improvements	1,888.2	1,829.9

	2,898.4	2,852.0
Less: Accumulated Depreciation and Amortization	1,209.6	1,125.6

	$1,688.8	$1,726.4

Acquisition-related Intangible Assets

Acquisition-related intangible assets are as follows:

	June 29, 2013			December 31, 2012
		Accumulated			Accumulated
(In millions)	Gross	Amortization	Net	Gross	Amortization	Net

Definite Lives	$10,256.2	$(4,266.6)	$5,989.6	$10,403.1	$(3,939.2)	$6,463.9
Indefinite Lives	1,340.6	—	1,340.6	1,340.6	—	1,340.6

	$11,596.8	$(4,266.6)	$7,330.2	$11,743.7	$(3,939.2)	$7,804.5

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

In July 2012, the FASB modified existing rules to allow entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. The revised standard allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. This guidance became effective for the company in 2013. Adoption of this standard did not have an impact on the company’s consolidated financial position, results of operations or cash flows.

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

Note 2.          Acquisitions and Dispositions

On April 14, 2013, the company entered into an agreement to acquire Life Technologies Corporation for $76.00 in cash per fully diluted common share, or approximately $13.6 billion, plus the assumption of net debt at close ($2.1 billion as of March 31, 2013) (the “Life Technologies Acquisition”). The transaction, which is expected to close in early 2014, is subject to a vote by Life Technologies shareholders on August 21, 2013 and satisfaction of certain other customary closing conditions, including the receipt of certain regulatory approvals. In connection with the planned acquisition of Life Technologies, the company entered into a bridge credit agreement and a term loan agreement (Note 8). The bridge credit agreement is a 364-day unsecured committed bridge facility in the principal amount of $3.56 billion as of August 2, 2013. The term loan agreement is a 3-year unsecured $5 billion term loan facility. The company currently expects to fund the $13.6 billion cash purchase price with up to $3.25 billion of equity financing, including $2.5 billion of its common stock sold in June 2013 under equity forward agreements (Note 10) and up to a maximum of $750 million of equity or equity-linked securities, with the remaining purchase price to be financed with the term loan facility, new debt and cash on hand. Life Technologies provides innovative products and services to customers conducting scientific research and genetic analysis, as well as those in applied markets, such as forensics and food safety testing. Life Technologies’ revenues totaled $3.8 billion in 2012.

During the first six months of 2013, the company made contingent purchase price and post closing adjustment payments totaling $5 million for acquisitions completed prior to 2013. The contingent purchase price payments were contractually due to the sellers upon achievement of certain performance criteria at the acquired businesses.

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

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Unaudited Pro Forma Information

The company acquired One Lambda in September 2012. Had the acquisition of One Lambda been completed as of the beginning of 2011, the company’s pro forma results for 2012 would have been as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(In millions except per share amounts)	2012	2012

Revenues	$3,153.8	$6,261.2

Income from Continuing Operations	$306.4	$601.8

Net Income	$247.7	$539.6

Earnings per Share from Continuing Operations:
Basic	$0.83	$1.64
Diluted	$0.83	$1.63

Earnings per Share:
Basic	$0.67	$1.47
Diluted	$0.67	$1.46

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

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In February 2013, in connection with a change in management responsibility for two product lines, the company transferred its water analysis and research serum and media product lines to the Laboratory Products and Services segment from the Analytical Technologies segment. The company has historically moved a product line between segments when a shift in strategic focus of either the product line or a segment more closely aligns the product line with a segment different than that in which it had previously been reported. Prior period segment information has been reclassified to reflect these transfers.

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

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Business Segment Information

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(In millions)	2013	2012	2013	2012

Revenues
Analytical Technologies	$1,006.5	$972.4	$1,984.3	$1,952.4
Specialty Diagnostics	793.6	731.9	1,599.2	1,463.8
Laboratory Products and Services	1,583.2	1,535.0	3,127.5	3,010.8
Eliminations	(143.2)	(131.2)	(279.4)	(262.1)

Consolidated revenues	3,240.1	3,108.1	6,431.6	6,164.9

Segment Income
Analytical Technologies (a)	177.9	169.0	354.0	347.8
Specialty Diagnostics (a)	216.9	199.3	438.6	386.2
Laboratory Products and Services (a)	229.0	221.8	446.3	432.6

Subtotal reportable segments (a)	623.8	590.1	1,238.9	1,166.6

Cost of revenues charges	(13.1)	(12.8)	(26.3)	(39.4)
Selling, general and administrative (charges) income, net	(22.6)	(1.8)	(23.9)	5.9
Restructuring and other costs, net	(21.5)	(24.3)	(43.0)	(36.5)
Amortization of acquisition-related intangible assets	(191.2)	(183.4)	(383.2)	(367.3)

Consolidated operating income	375.4	367.8	762.5	729.3
Other expense, net (b)	(95.4)	(49.4)	(139.6)	(99.8)

Income from continuing operations before income taxes	$280.0	$318.4	$622.9	$629.5

Depreciation
Analytical Technologies	$15.0	$15.8	$30.3	$32.2
Specialty Diagnostics	18.0	17.9	36.5	35.6
Laboratory Products and Services	25.0	24.5	50.2	49.0

Consolidated depreciation	$58.0	$58.2	$117.0	$116.8

(a)
Represents operating income before certain charges to cost of revenues and selling, general and administrative expenses; restructuring and other costs, net; and
amortization of acquisition-related intangibles.

(b)	The company does not allocate other expense, net to its segments.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4.          Other Expense, Net

The components of other expense, net, in the accompanying statement of income are as follows:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(In millions)	2013	2012	2013	2012

Interest Income	$7.1	$6.7	$14.3	$13.1
Interest Expense	(64.4)	(57.4)	(128.8)	(115.1)
Other Items, Net	(38.1)	1.3	(25.1)	2.2

	$(95.4)	$(49.4)	$(139.6)	$(99.8)

Other Items, Net

In the second quarter and first six months of 2013, other items, net includes $41 million of charges related to amortization of fees paid to obtain bridge financing commitments related to the Life Technologies Acquisition, offset in part by a $2 million gain from additional proceeds from the 2012 sale of an equity investment.

In the first quarter of 2013, the company irrevocably contributed appreciated available-for-sale investments that had a fair value of $27 million to two of its U.K. defined benefit plans, resulting in realization of a previously unrecognized gain of $11 million.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 5.         Stock-based Compensation Expense

    The components of pre-tax stock-based compensation expense for the company’s continuing operations are as follows:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(In millions)	2013	2012	2013	2012

Stock Option Awards	$10.6	$10.1	$20.2	$20.2
Restricted Share/Unit Awards	12.7	10.2	23.5	17.3

Total Stock-based Compensation Expense	$23.3	$20.3	$43.7	$37.5

    Stock-based compensation expense is included in the accompanying statement of income as follows:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(In millions)	2013	2012	2013	2012

Cost of Revenues	$1.9	$1.4	$3.4	$2.6
Selling, General and Administrative Expenses	20.5	18.5	38.7	34.0
Research and Development Expenses	0.9	0.4	1.6	0.9

Total Stock-based Compensation Expense	$23.3	$20.3	$43.7	$37.5

As of June 29, 2013, there was $86 million of total unrecognized compensation cost related to unvested stock options granted. The cost is expected to be recognized through 2017 with a weighted average amortization period of 2.5 years.

As of June 29, 2013, there was $91 million of total unrecognized compensation cost related to unvested restricted stock unit awards. The cost is expected to be recognized through 2016 with a weighted average amortization period of 2.3 years.

During the first six months of 2013, the company made equity compensation grants to employees consisting of 0.8 million service- and performance-based restricted stock units and options to purchase 1.8 million shares.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

Net periodic benefit costs for the company’s defined benefit pension plans include the following components:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(In millions)	2013	2012	2013	2012

Service Cost - Benefits Earned	$5.8	$2.9	$9.4	$6.0
Interest Cost on Benefit Obligation	11.9	12.7	23.9	25.5
Expected Return on Plan Assets	(13.2)	(13.8)	(26.4)	(27.6)
Amortization of Net Loss	2.9	1.7	5.7	3.4
Amortization of Prior Service Benefit	(0.1)	—	(0.2)	—
Settlement/Curtailment Loss	—	(0.1)	—	(0.1)
Special Termination Benefits	0.4	0.3	0.5	0.5

Net Periodic Benefit Cost	$7.7	$3.7	$12.9	$7.7

    Net periodic benefit costs for the company's other postretirement benefit plans include the following components:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(In millions)	2013	2012	2013	2012

Service Cost - Benefits Earned	$0.1	$0.2	$0.3	$0.4
Interest Cost on Benefit Obligation	0.5	0.5	0.9	1.0
Amortization of Net Loss	—	—	0.1	—

Net Periodic Benefit Cost	$0.6	$0.7	$1.3	$1.4

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 7.         Earnings per Share

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(In millions except per share amounts)	2013	2012	2013	2012

Income from Continuing Operations	$277.6	$292.4	$618.4	$573.2
Loss from Discontinued Operations	(0.2)	(7.5)	(0.6)	(11.3)
Loss on Disposal of Discontinued Operations, Net	—	(51.1)	(4.2)	(50.8)

Net Income	$277.4	$233.8	$613.6	$511.1

Basic Weighted Average Shares	360.0	367.0	359.0	367.1
Plus Effect of:
Stock options and restricted units	3.5	2.2	3.6	2.5

Diluted Weighted Average Shares	363.5	369.2	362.6	369.6

Basic Earnings per Share:
Continuing operations	$.77	$.80	$1.72	$1.56
Discontinued operations	—	(.16)	(.01)	(.17)

	$.77	$.64	$1.71	$1.39

Diluted Earnings per Share:
Continuing operations	$.76	$.79	$1.71	$1.55
Discontinued operations	—	(.16)	(.01)	(.17)

	$.76	$.63	$1.69	$1.38

Options to purchase 1.8 million, 10.0 million, 1.8 million and 9.6 million shares of common stock were not included in the computation of diluted earnings per share for the second quarter of 2013 and 2012 and the first six months of 2013 and 2012, respectively, because their effect would have been antidilutive. Dilution from the equity forward agreements (Note 10) was not material in any period presented.

Note 8.         Debt and Other Financing Arrangements

Credit Facilities

The company had a revolving credit facility with a bank group that provided for up to $1.5 billion of unsecured multi-currency revolving credit consisting of a $1 billion 5-year credit agreement, with the ability to request an additional $500 million. The facility was due to expire in April 2017, however, the company negotiated a new revolving credit facility in July 2013 which replaced the previously existing credit facility (Note 15). As of June 29, 2013, no borrowings were outstanding under the then existing facility, although available capacity was reduced by approximately $49 million as a result of outstanding letters of credit.

In connection with the planned acquisition of Life Technologies, the company entered into a bridge credit agreement and a term loan agreement. The bridge credit agreement is a 364-day unsecured committed bridge facility in the principal amount of $3.56 billion as of August 2, 2013. The term loan agreement is a 3-year unsecured $5 billion term loan facility. Borrowing under both agreements is conditioned on, among other things, the consummation of the Life Technologies Acquisition. The agreements call for interest at either a LIBOR-based rate or a rate based on the prime lending rate of the agent bank, at the company’s option. The agreements contain affirmative, negative and financial covenants, and events of default customary for financings of this type. The financial covenants require the company to maintain a Consolidated Leverage Ratio of debt to EBITDA (as defined in the agreements) below 5.5 to 1.0 during the first six months after the borrowing date and decreasing, based on the passage of time, to 3.5 to 1.0, beginning 18 months after the borrowing date. The company must also maintain a minimum interest coverage ratio of 3.0 to 1.0. The company expects to issue long-term debt to replace the bridge facility.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Cash Flow Hedge Arrangements

During the second quarter of 2013, the company entered into forward starting pay fixed interest rate swap agreements to mitigate the risk of interest rates rising prior to completion of a debt offering. Based on the company’s conclusion that a debt offering is probable as a result of debt maturing in 2014 and that such debt would carry semi-annual interest payments over a 10-year term, the swaps hedge the cash flow risk for each of the semi-annual fixed-rate interest payments on $200 million of principal amount of the planned 10-year fixed-rate debt issue. The increase in the fair value of the hedges, $7 million, net of tax, as of June 29, 2013, was classified as an increase to accumulated other comprehensive items within shareholder’s equity. As of August 1, 2013, the company had entered such agreements for an aggregate of $375 million of principal amount.

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

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

Changes in each component of accumulated other comprehensive items, net of tax are as follows:

(In millions)	Currency Translation Adjustment	Unrealized Gains (Losses) on Available-for- Sale Investments	Unrealized Gains (Losses) on Hedging Instruments	Pension and Other Postretirement Benefit Liability Adjustment	Total

Balance at December 31, 2012	$87.4	$7.7	$(32.9)	$(212.6)	$(150.4)
Other comprehensive income (loss) before reclassifications	(315.0)	1.1	6.7	4.2	(303.0)
Amounts reclassified from accumulated other comprehensive items	—	(8.0)	1.6	3.8	(2.6)

Net other comprehensive items	(315.0)	(6.9)	8.3	8.0	(305.6)

Balance at June 29, 2013	$(227.6)	$0.8	$(24.6)	$(204.6)	$(456.0)

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The amounts reclassified out of accumulated other comprehensive items are as follows:

		Six Months Ended
	Affected Line Item in the	June 29,	June 30,
(In millions)	Statement of Income	2013	2012

Amounts Reclassified From Accumulated Other Comprehensive Items
Unrealized gains and losses on available-for-sale investments
Realized (gain) loss on sale or transfer of available-for-sale investments	Other Expense, Net	$(10.5)	$—
Tax provision (benefit)	Provision for Income Taxes	2.5	—

		$(8.0)	$—

Unrealized gains and losses on hedging instruments
Realized loss on interest rate swaps and locks	Other Expense, Net	$2.6	$2.6
Tax provision (benefit)	Provision for Income Taxes	(1.0)	(1.0)

		$1.6	$1.6

Pension and other postretirement benefit liability adjustment
Amortization of actuarial losses	Net Periodic Benefit Cost -	$5.8	$3.4
Amortization of prior service benefit	see Note 6 for details	(0.2)	—

Total before tax		5.6	3.4
Tax provision (benefit)	Provision for Income Taxes	(1.8)	(1.2)

		$3.8	$2.2

Total reclassifications		$(2.6)	$3.8

Shareholders’ Equity

In June 2013, in anticipation of the planned acquisition of Life Technologies, the company entered into equity forward agreements in connection with a public offering of 29.6 million shares of its common stock. The use of the equity forward agreements substantially eliminates future equity market price risk by fixing a common equity offering sales price under the then existing market conditions, while mitigating share dilution from the offering by postponing the actual issuance of common stock until the funds are needed for the Life Technologies Acquisition.

Under the terms of the agreements, the counterparties borrowed shares of the company’s common stock and sold them for $85.50 per share. Upon settlement of the agreements, to the extent that the agreements are physically settled, the company would be required to issue and deliver shares of its common stock at the then applicable forward sale price. The forward price was initially $83.2770 per share, net of underwriting fees, and is subject to adjustment in accordance with the terms of the agreements including fixed reductions related to cash dividends. The forward price was $83.1031 per share on June 29, 2013. The equity forward agreements must be settled fully within 14 months of the date of the agreements. Although the company expects to physically settle the forward sale agreements by delivering shares of its common stock in exchange for cash proceeds, it may elect cash or net share settlement for all or a portion of its obligations under the forward agreements.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

    The equity forward agreements had no initial fair value as they were entered into at the then market price of the common stock. The company will not receive any proceeds from the sale of common stock until the equity forward agreements are settled, and at that time it will record the proceeds, if any, in equity.

At June 29, 2013, the equity forward agreements could have been settled with physical delivery of the shares to the forward counterparties in exchange for cash of $2.46 billion. At June 29, 2013, the equity forward agreements could also have been cash settled, with delivery of cash of approximately $45.2 million to the forward counterparties, or net share settled with delivery of approximately 0.5 million shares of common stock to the forward counterparties.

Prior to their settlement, to the extent that the equity forward agreements are dilutive, they will be reflected in the company’s diluted earnings per share calculations using the treasury stock method.

Note 11.       Fair Value Measurements and Fair Value of Financial Instruments

Fair Value Measurements

The company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during 2013. The company’s financial assets and liabilities carried at fair value are primarily comprised of investments in money market funds; derivative contracts, insurance contracts, mutual funds holding publicly traded securities and other investments in unit trusts held as assets to satisfy outstanding deferred compensation and retirement liabilities; and acquisition-related contingent consideration.

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

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

    The following table presents information about the company’s financial assets and liabilities measured at fair value on a recurring basis as of June 29, 2013:

	June 29,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2013	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents	$667.2	$667.2	$—	$—
Investments in mutual funds, unit trusts and other similar instruments	9.4	9.4	—	—
Insurance contracts	67.4	—	67.4	—
Auction rate securities	4.2	—	—	4.2
Derivative contracts	13.1	—	13.1	—

Total Assets	$761.3	$676.6	$80.5	$4.2

Liabilities
Derivative contracts	$0.5	$—	$0.5	$—
Contingent consideration	33.7	—	—	33.7

Total Liabilities	$34.2	$—	$0.5	$33.7

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

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The company determines the fair value of its insurance contracts by obtaining the cash surrender value of the contracts from the issuer. The fair value of derivative contracts is the estimated amount that the company would receive/pay upon liquidation of the contracts, taking into account the change in interest rates and currency exchange rates. The company determines the fair value of the auction rate securities by obtaining indications of value from brokers/dealers. The company determines the fair value of acquisition-related contingent consideration based on assessment of the probability that the company would be required to make such future payment. Changes to the fair value of contingent consideration are recorded in selling, general and administrative expense. The following tables provide a rollforward of the fair value, as determined by Level 3 inputs, of the auction rate securities and contingent consideration.

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(In millions)	2013	2012	2013	2012

Auction Rate Securities
Beginning Balance	$4.2	$4.3	$4.3	$4.3
Sale of securities	—	—	(0.1)	—

Ending Balance	$4.2	$4.3	$4.2	$4.3

The company has the ability and intent to hold the auction rate securities to maturity unless they are redeemed earlier by the issuer.

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(In millions)	2013	2012	2013	2012

Contingent Consideration
Beginning Balance	$20.0	$1.4	$20.1	$1.7
Additions	—	2.9	—	2.9
Payments	—	—	—	(0.3)
Change in fair value included in earnings	13.6	0.3	13.6	0.3
Currency translation	0.1	—	—	—

Ending Balance	$33.7	$4.6	$33.7	$4.6

The notional amounts of derivative contracts outstanding, consisting of currency exchange contracts and interest rate locks, totaled $1.13 billion and $719 million at June 29, 2013 and December 31, 2012, respectively.

While certain derivatives are subject to netting arrangements with counterparties, the company does not offset derivative assets and liabilities within the consolidated balance sheet. The following tables present the fair value of derivative instruments in the consolidated balance sheet and statement of income.

	Fair Value – Assets		Fair Value – Liabilities
	June 29,	December 31,	June 29,	December 31,
(In millions)	2013	2012	2013	2012

Derivatives Designated as Hedging Instruments
Interest rate forward swaps (a)	$10.8	$—	$—	$—
Derivatives Not Designated as Hedging Instruments
Currency exchange contracts (b)	2.3	1.6	0.5	0.8

(a) The fair value of the interest rate forward swaps is included in the consolidated balance sheet under the caption other current assets.
(b) The fair value of the currency exchange contracts is included in the consolidated balance sheet under the captions other current assets or other accrued expenses.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Gain (Loss) Recognized
	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(In millions)	2013	2012	2013	2012

Derivatives Not Designated as Fair Value Hedges
Currency exchange contracts
Included in cost of revenues	$(0.5)	$0.1	$0.5	$1.4
Included in other expense, net	(1.9)	7.1	14.8	6.6

Gains and losses recognized on currency exchange contracts are included in the consolidated statement of income together with the corresponding, offsetting losses and gains on the underlying hedged transactions.

Fair Value of Other Financial Instruments

The carrying value and fair value of the company’s notes receivable and debt obligations are as follows:

	June 29, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
(In millions)	Value	Value	Value	Value

Notes Receivable	$3.8	$3.8	$4.7	$4.7

Debt Obligations:
Senior notes	$7,012.0	$7,031.2	$7,019.5	$7,455.2
Commercial paper	50.0	50.0	50.0	50.0
Other	52.4	52.4	54.8	54.8

	$7,114.4	$7,133.6	$7,124.3	$7,560.0

    The fair value of debt obligations was determined based on quoted market prices and on borrowing rates available to the company at the respective period ends which represent level 2 measurements.

Note 12.       Supplemental Cash Flow Information

	Six Months Ended
	June 29,	June 30,
(In millions)	2013	2012

Non-cash Activities
Fair value of assets of acquired businesses and product lines	$—	$205.0
Cash paid for acquired businesses and product lines	—	(176.3)

Liabilities assumed of acquired businesses and product lines	$—	$28.7

Fair value of available-for-sale investments contributed to defined benefit plans	$27.1	$—

Declared but unpaid dividends	$55.2	$48.0

Issuance of stock upon vesting of restricted stock units	$53.5	$27.5

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 13.       Restructuring and Other Costs, Net

Restructuring and other costs in the first six months of 2013 primarily included continuing charges for headcount reductions and facility consolidations in an effort to streamline operations, including the closure and consolidation of operations within several facilities in the U.S. and Europe.

As of August 2, 2013, the company has identified restructuring actions that will result in additional charges of approximately $60 million, primarily in the remainder of 2013.

    During the second quarter of 2013, the company recorded net restructuring and other costs by segment as follows:

(In millions)	Analytical Technologies	Specialty Diagnostics	Laboratory Products and Services	Corporate	Total

Cost of Revenues	$0.7	$12.0	$0.4	$—	$13.1
Selling, General and Administrative Expenses	9.0	13.6	—	—	22.6
Restructuring and Other Costs, Net	4.1	3.0	13.0	1.4	21.5

	$13.8	$28.6	$13.4	$1.4	$57.2

The components of net restructuring and other costs by segment are as follows:

Analytical Technologies

The Analytical Technologies segment recorded $13.8 million of net restructuring and other charges in the second quarter of 2013. The segment recorded charges to cost of revenues of $0.7 million for accelerated depreciation at facilities closing due to real estate consolidation; charges to selling, general and administrative expenses of $9.0 million for transaction costs related to the pending acquisition of Life Technologies (Note 2); and $4.1 million of other restructuring costs, $4.0 million of which were cash costs. These costs, which were associated with headcount reductions and facility consolidations including the consolidation and closure of several facilities in the U.S. and Europe, consisted of $1.5 million of severance for approximately 80 employees; $1.5 million of abandoned facility costs; and $1.0 million of other cash costs, primarily for moving and other expenses associated with facility consolidations. The segment also recorded $0.1 million of non-cash expense for a writedown of real estate held for sale.

Specialty Diagnostics

The Specialty Diagnostics segment recorded $28.6 million of net restructuring and other charges in the second quarter of 2013. The segment recorded charges to cost of revenues of $12.0 million primarily for the sale of inventories revalued at the date of acquisition; charges to selling, general and administrative expenses of $13.6 million for revisions of estimated contingent consideration for a recent acquisition; and $3.0 million of other restructuring costs, which were primarily cash costs principally associated with headcount reductions. The cash costs consisted of $2.3 million of severance for approximately 110 employees and $0.7 million of other cash costs, primarily moving expenses associated with facility consolidations and outplacement costs for severed employees.

Laboratory Products and Services

The Laboratory Products and Services segment recorded $13.4 million of net restructuring and other charges in the second quarter of 2013. The segment recorded charges to cost of revenues of $0.4 million for accelerated depreciation at facilities closing due to real estate consolidation and $13.0 million of other restructuring costs, $12.5 million of which were cash costs. The cash costs, which consisted of headcount reductions and facility consolidations to streamline operations, included $9.0 million of severance for approximately 150 employees; $1.6 million of abandoned facility costs; and $1.9 million of other cash costs, primarily moving expenses associated with facility consolidations and outplacement costs for severed employees. The segment also recorded $0.5 million of non-cash expense primarily for pension benefits for severed employees.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Corporate

During the second quarter of 2013, the company recorded $1.4 million of net restructuring and other charges, all of which were cash costs primarily for severance at its corporate operations.

First Six Months of 2013

    During the first six months of 2013, the company recorded net restructuring and other costs as follows:

(In millions)	Analytical Technologies	Specialty Diagnostics	Laboratory Products and Services	Corporate	Total

Cost of Revenues	$1.5	$24.2	$0.6	$—	$26.3
Selling, General and Administrative Expenses	10.3	13.6	—	—	23.9
Restructuring and Other Costs, Net	13.6	9.7	17.8	1.9	43.0

	$25.4	$47.5	$18.4	$1.9	$93.2

The components of net restructuring and other costs by segment are as follows:

Analytical Technologies

In the first six months of 2013, the Analytical Technologies segment recorded $25.4 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $1.5 million for accelerated depreciation at facilities closing due to real estate consolidation; charges to selling, general and administrative expenses of $10.3 million for transaction costs related to the pending acquisition of Life Technologies (Note 2); and $13.6 million of other restructuring costs, $13.2 million of which were cash costs. The cash costs, which were associated with headcount reductions and facility consolidations including the consolidation and closure of several facilities in the U.S. and Europe, consisted of $9.4 million of severance for approximately 250 employees; $2.2 million of abandoned facility costs; and $1.6 million of other cash costs, primarily for moving and other expenses associated with facility consolidations. The segment also recorded $0.4 million of non-cash expense for writedowns of real estate held for sale.

Specialty Diagnostics

In the first six months of 2013, the Specialty Diagnostics segment recorded $47.5 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $24.2 million primarily for the sale of inventories revalued at the date of acquisition; charges to selling, general and administrative expenses of $13.6 million for revisions of estimated contingent consideration for a recent acquisition; and $9.7 million of other restructuring costs, net, which were primarily cash costs. The cash costs consisted of $8.8 million of severance for approximately 185 employees and $0.9 million of other cash costs primarily for moving expenses associated with facility consolidations and outplacement costs for severed employees.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Laboratory Products and Services

In the first six months of 2013, the Laboratory Products and Services segment recorded $18.4 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $0.6 million for accelerated depreciation at facilities closing due to real estate consolidation and $17.8 million of other restructuring costs, $17.5 million of which were cash costs. The cash costs, which consisted of headcount reductions and facility consolidations to streamline operations, included $12.8 million of severance for approximately 220 employees; $2.1 million of abandoned facility costs; and $2.6 million of other cash costs, primarily retention, relocation and moving expenses associated with facility consolidations as well as outplacement costs for severed employees. The segment also recorded $0.3 million of non-cash expense, net, primarily for pension benefits for severed employees.

Corporate

In the first six months of 2013, the company recorded $1.9 million of net restructuring and other charges, all of which were cash costs primarily for severance at its corporate operations and abandoned facility costs for a corporate facility.

The following table summarizes the cash components of the company’s restructuring plans. The non-cash components and other amounts reported as restructuring and other costs, net, in the accompanying statement of income have been summarized in the notes to the tables. Accrued restructuring costs are included in other accrued expenses in the accompanying balance sheet.

		Abandonment
(In millions)	Severance	of Excess Facilities	Other (a)	Total

Pre-2012 Restructuring Plans
Balance At December 31, 2012	$4.2	$5.9	$0.4	$10.5
Costs incurred in 2013 (b)	0.3	0.6	—	0.9
Reserves reversed	(0.1)	—	—	(0.1)
Payments	(3.4)	(1.9)	(0.1)	(5.4)
Currency translation	—	(0.2)	—	(0.2)

Balance At June 29, 2013	$1.0	$4.4	$0.3	$5.7

2012 Restructuring Plans
Balance At December 31, 2012	$15.8	$2.4	$2.4	$20.6
Costs incurred in 2013 (b)	2.9	2.2	2.2	7.3
Reserves reversed	(1.5)	—	(0.2)	(1.7)
Payments	(9.2)	(3.0)	(4.3)	(16.5)
Currency translation	(0.2)	(0.1)	(0.1)	(0.4)

Balance At June 29, 2013	$7.8	$1.5	$—	$9.3

2013 Restructuring Plans
Costs incurred in 2013 (b)	$30.9	$1.9	$3.1	$35.9
Payments	(15.9)	(0.7)	(2.3)	(18.9)
Currency translation	(1.9)	—	—	(1.9)

Balance At June 29, 2013	$13.1	$1.2	$0.8	$15.1

(a)	Other includes employee retention costs which are accrued ratably over the period through which employees must work to qualify for a payment.

(b)	Excludes an aggregate of $0.7 million of non-cash charges, net, which are detailed by segment above.

The company expects to pay accrued restructuring costs as follows: severance, employee-retention obligations and other costs, primarily through 2013; and abandoned-facility payments, over lease terms expiring through 2018.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

Operating results of the laboratory workstations business were as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(In millions)	2012	2012

Revenues	$46.4	$94.3
Pre-tax Income (Loss)	(12.4)	(18.5)

In the first quarter of 2013, the company recorded an after-tax charge of $4.2 million for the estimated cost to raze certain abandoned facilities of the discontinued operations prior to the planned sale of the related land.

Note 15.       Subsequent Event

Credit Facility

On July 25, 2013, the company terminated its prior revolving credit agreement and entered into a new revolving credit facility with a bank group that provides for up to $1.5 billion of unsecured multi-currency revolving credit. The facility expires in July 2018. The agreement calls for interest at either a LIBOR-based rate or a rate based on the prime lending rate of the agent bank, at the company’s option. The agreement contains affirmative, negative and financial covenants, and events of default customary for financings of this type. The financial covenant requires the company to maintain a Consolidated Leverage Ratio of debt to EBITDA (as defined in the agreement) below 3.5 to 1.0 prior to the closing date of the Life Technologies Acquisition, below 5.5 to 1.0 during the first six months after the closing date of the Life Technologies Acquisition and decreasing, based on the passage of time, to 3.5 to 1.0, after 18 months and an Interest Coverage Ratio of EBITDA (as defined in the agreement) to interest expense below 3.0 to 1.0. The credit agreement permits the company to use the facility for working capital; acquisitions; repurchases of common stock, debentures and other securities; the refinancing of debt; and general corporate purposes. The credit agreement allows for the issuance of letters of credit, which reduces the amount available for borrowing. If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper ($50 million at June 29, 2013) to provide a source of funds in the event that commercial paper markets are not available.

Bridge Credit Agreement

On August 2, 2013, the company reduced available borrowings under the bridge facility for the pending Life Technologies Acquisition by $1.5 billion to a maximum of $3.56 billion.

THERMO FISHER SCIENTIFIC INC.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934 are made throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements also include without limitation statements relating to our recently announced agreement to acquire Life Technologies Corporation (“Life Technologies”), the satisfaction of conditions precedent to, and the consummation of, our acquisition of Life Technologies, and our ability to secure regulatory approvals and Life Technologies’ ability to obtain the approval of its shareholders, in each case including the timing thereof. While the company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the company’s estimates change, and readers should not rely on those forward-looking statements as representing the company’s views as of any date subsequent to the date of the filing of this Quarterly Report.

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

Recent and Pending Acquisitions

The company’s strategy is to augment internal growth at existing businesses with complementary acquisitions such as those completed in 2012 and its pending acquisition of Life Technologies. The company’s principal 2012 acquisitions are described below.

•
One Lambda, a provider of transplant diagnostics, was acquired in September 2012 to enhance the company’s presence in specialty in vitro diagnostics and to increase access to the transplant diagnostics market.

•
Doe & Ingalls, a channel for specialty production chemicals and provider of customized supply-chain services to the life sciences and microelectronics industries, was acquired in May 2012 to expand the company’s products and services that address the production market.

In addition, on April 14, 2013, the company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Life Technologies providing for, subject to the satisfaction or waiver of specified conditions, the acquisition of Life Technologies by the company (the “Life Technologies Acquisition”) at a price of approximately $13.6 billion in cash ($76.00 per share), plus the assumption of certain Life Technologies indebtedness (Note 2). Life Technologies provides innovative products and services to customers conducting scientific research and genetic analysis, as well as those in applied markets, such as forensics and food safety testing. Life Technologies’ revenues totaled $3.8 billion in 2012.

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

The company entered into a bridge credit agreement (the “Bridge Facility”) and a term loan agreement (the “Term Credit Facility”) to fund the Life Technologies Acquisition (see Note 8). The Bridge Facility is a 364-day unsecured committed bridge facility in the principal amount of $3.56 billion as of August 2, 2013. The Term Credit Facility is a 3-year unsecured $5 billion term loan facility. The company ultimately expects to finance the purchase price with up to $3.25 billion of equity financing, including $2.5 billion of its common stock sold in June 2013 under equity forward agreements (Note 10) and up to a maximum of $750 million of equity or equity-linked securities, with the remaining purchase price to be financed with the Term Credit Facility, new debt and cash on hand. The company will not receive any proceeds from the sale of common stock until the equity forward agreements are settled, which it expects would occur near to the date of the acquisition, and at that time it will record the proceeds, if any, in equity.

Overview of Results of Operations and Liquidity

In February 2013, in connection with a change in management responsibility for two product lines with aggregate annual revenues of approximately $100 million, the company transferred its water analysis and research serum and media product lines to the Laboratory Products and Services segment from the Analytical Technologies segment. The company has historically moved a product line between segments when a shift in strategic focus of either the product line or a segment more closely aligns the product line with a segment different than that in which it had previously been reported. Prior period segment information has been reclassified to reflect these transfers.

	Three Months Ended				Six Months Ended
	June 29,		June 30,		June 29,		June 30,
(Dollars in millions)	2013		2012		2013		2012

Revenues
Analytical Technologies	$1,006.5	31.1%	$972.4	31.3%	$1,984.3	30.9%	$1,952.4	31.7%
Specialty Diagnostics	793.6	24.5%	731.9	23.5%	1,599.2	24.9%	1,463.8	23.7%
Laboratory Products and Services	1,583.2	48.9%	1,535.0	49.4%	3,127.5	48.6%	3,010.8	48.8%
Eliminations	(143.2)	(4.5)%	(131.2)	(4.2)%	(279.4)	(4.4)%	(262.1)	(4.2)%

	$3,240.1	100%	$3,108.1	100%	$6,431.6	100%	$6,164.9	100%

Sales in the second quarter of 2013 were $3.24 billion, an increase of $132 million from the second quarter of 2012. Aside from the effects of acquisitions and currency translation (discussed in total and by segment below), revenues in 2013 increased $75 million (2%) over 2012 revenues primarily due to increased demand. Demand from pharmaceutical and biotech customers remained strong. Sales to customers in academic and government markets grew modestly while sales growth from customers in industrial markets declined slightly in the second quarter of 2013. The company expects weakness in academic and government markets will continue in the near term due in part to uncertainty in government funding expectations in the U.S. The company expects softness in industrial markets will continue in the near term due in part to macro economic conditions.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Results of Operations and Liquidity (continued)

In the second quarter of 2013, total company operating income and operating income margin were $375 million and 11.6%, respectively, compared with $368 million and 11.8%, respectively, in 2012. The increase in operating income was primarily due to productivity improvements, net of inflationary cost increases, and, to a lesser extent, profit on incremental sales from acquisitions. The increase was offset in part by commercial investments, $21 million of higher acquisition-related charges in 2013, unfavorable foreign currency exchange, an increase in amortization expense of $8 million in 2013, primarily related to the acquisitions of One Lambda and Doe & Ingalls, and imposition of a medical device excise tax in 2013. The company’s references throughout this discussion to productivity improvements generally refer to improved cost efficiencies from its Practical Process Improvement (PPI) business system, reduced costs resulting from global sourcing initiatives and a lower cost structure following restructuring actions including headcount reductions and consolidation of facilities.

The company’s effective tax rates were 0.9% and 8.2% in the second quarter of 2013, and 2012, respectively. Due primarily to the non-deductibility of intangible asset amortization for tax purposes, the company’s cash payments for income taxes for its continuing operations are higher than its income tax expense for financial reporting purposes and are expected to total $200 to $250 million in 2013. The decrease in the effective tax rate was due to increased earnings in lower tax jurisdictions and financing costs associated with the pending acquisition of Life Technologies. In addition, the company recorded a discrete benefit of $5.2 million or 1.9 percentage points in the second quarter of 2013 that arose from tax planning at a non-U.S. subsidiary and corresponding U.S. foreign tax credits that primarily relate to income taxed in prior periods. The tax provision in the 2013 period was also favorably affected by $1.3 million, or 0.5 percentage points, as a result of adjustments to deferred tax balances due to changes in tax rates. The tax provision in the 2012 period was unfavorably affected by $2.1 million, or 0.7 percentage points, as a result of adjustments to deferred tax balances due to changes in tax rates. The company expects its effective tax rate in 2013 will be between 3% and 5% based on currently forecasted rates of profitability in the countries in which the company conducts business.

Income from continuing operations decreased to $278 million in the second quarter of 2013, from $292 million in the second quarter of 2012, primarily due to $41 million of amortization of fees paid to obtain bridge financing commitments related to the pending acquisition of Life Technologies and higher interest expense associated with debt to fund acquisitions, offset in part by increased operating income and lower income taxes.

During the first six months of 2013, the company’s cash flow from operations totaled $777 million (after deducting $2 million used by discontinued operations), compared with $900 million (after deducting $9 million used by discontinued operations) for the first six months of 2012. The decrease resulted in part from fees paid to obtain bridge financing commitments and other transaction costs, totaling $58 million, related to the pending acquisition of Life Technologies. In addition, higher increases in working capital items than in 2012 were offset in part by higher income before amortization and depreciation in 2013 compared to 2012.

As of June 29, 2013, the company’s short-term debt totaled $393 million, including $50 million of commercial paper obligations and $302 million of senior notes, due February 2014. As of July 25, 2013, the company has a revolving credit facility with a bank group that provides up to $1.5 billion of unsecured multi-currency revolving credit. If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of June 29, 2013, no borrowings were outstanding under the company’s previous revolving credit facility, although available capacity was reduced by approximately $49 million as a result of outstanding letters of credit.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Results of Operations and Liquidity (continued)

The company believes that its existing cash and short-term investments of $1.41 billion as of June 29, 2013, and the company’s future cash flow from operations together with available borrowing capacity under its revolving credit agreement are sufficient to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months. As described in detail above, in connection with the Life Technologies Acquisition, the company expects to incur significant additional indebtedness and to issue additional equity or equity-linked securities.

Critical Accounting Policies and Estimates

The company’s discussion and analysis of its financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements of the company’s Form 10-K for 2012, describe the significant accounting estimates and policies used in preparation of the consolidated financial statements. Actual results in these areas may differ from management’s estimates under different assumptions or conditions. There have been no significant changes in the company’s critical accounting policies during the first six months of 2013.

Results of Operations

Second Quarter 2013 Compared With Second Quarter 2012

Continuing Operations

	Three Months Ended
	June 29,	June 30,	Total	Currency	Acquisitions/
(In millions)	2013	2012	Change	Translation	Divestitures	Operations

Revenues
Analytical Technologies	$1,006.5	$972.4	$34.1	$(5.0)	$2.2	$36.9
Specialty Diagnostics	793.6	731.9	61.7	(2.9)	53.1	11.5
Laboratory Products and Services	1,583.2	1,535.0	48.2	(2.0)	11.1	39.1
Eliminations	(143.2)	(131.2)	(12.0)	0.1	—	(12.1)

Consolidated Revenues	$3,240.1	$3,108.1	$132.0	$(9.8)	$66.4	$75.4

Sales in the second quarter of 2013 were $3.24 billion, an increase of $132 million from the second quarter of 2012. Sales increased $66 million due to acquisitions. The unfavorable effects of currency translation resulted in a decrease in revenues of $10 million in 2013. Aside from the effects of acquisitions and currency translation, revenues increased $75 million (2%) primarily due to increased demand, offset in part by modestly lower sales to customers in industrial markets. Demand from pharmaceutical and biotech customers remained strong. Sales to customers in academic and government markets grew modestly. Sales growth was strong in Asia, moderate in Europe and declined slightly in North America. The company expects weakness in academic and government markets will continue in the near term due in part to uncertainty in government funding expectations in the U.S. The company expects softness in industrial markets will continue in the near term due in part to macro economic conditions.

In the second quarter of 2013, total company operating income and operating income margin were $375 million and 11.6%, respectively, compared with $368 million and 11.8%, respectively, in 2012. The increase in operating income was primarily due to productivity improvements, net of inflationary cost increases, and, to a lesser extent, profit on incremental sales from acquisitions. The increase was offset in part by commercial investments, $21 million of higher acquisition-related charges in 2013, unfavorable foreign currency exchange, an increase in amortization expense of $8 million in 2013, primarily related to the acquisitions of One Lambda and Doe & Ingalls, and imposition of a medical device excise tax in 2013. The company’s references throughout this discussion to productivity improvements generally refer to improved cost efficiencies from its Practical Process Improvement (PPI) business system, reduced costs resulting from global sourcing initiatives and a lower cost structure following restructuring actions including headcount reductions and consolidation of facilities.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

In the second quarter of 2013, the company recorded restructuring and other costs, net, of $57 million, including $13 million of charges to cost of revenues primarily related to the sale of inventories revalued at the date of acquisition and, to a lesser extent, accelerated depreciation on manufacturing assets to be abandoned due to facility consolidations and $23 million of charges to selling, general and administrative expenses for revisions of estimated contingent consideration for a recent acquisition and transaction costs related to the pending acquisition of Life Technologies. The company incurred $21 million of cash restructuring costs primarily for continued headcount reductions and facility consolidations in an effort to streamline operations, including severance to reduce headcount at several businesses and abandoned facility expenses at businesses that have been or are being consolidated, including the consolidation of operations within several facilities in the U.S. and Europe (see Note 13).

In the second quarter of 2012, the company recorded restructuring and other costs, net, of $39 million, including $13 million of charges to cost of revenues primarily related to the sale of inventories revalued at the date of acquisition and, to a lesser extent, accelerated depreciation on manufacturing assets to be abandoned due to facility consolidations and $2 million of charges to selling, general and administrative expenses primarily for transaction costs related to the acquisition of One Lambda. The company incurred $21 million of cash restructuring costs primarily for continued headcount reductions and facility consolidations in an effort to streamline operations, including severance to reduce headcount at several businesses and abandoned facility expenses at businesses that were being consolidated, such as the consolidation of several facilities in the U.S. and Europe. The company also recorded $4 million of non-cash expense, net, primarily for fixed asset writedowns related to facility consolidations.

As of August 2, 2013, the company has identified restructuring actions that will result in additional charges of approximately $60 million primarily in 2013 and expects to identify additional actions during the remainder of 2013. The restructuring actions for which charges were incurred in the first six months of 2013 are expected to result in annual cost savings of approximately $50 million.

Beginning in 2013, the company is subject to an excise tax imposed on the sale of medical devices. The tax applies to the sale in the U.S. of certain medical devices by a manufacturer, producer or importer of the device and is in the amount of 2.3% of the sale price. The medical devices excise tax increased cost of product revenues by $5 million in the second quarter of 2013. The company currently expects that imposition of the tax will result in an increase in cost of product revenues of approximately $20 million for all of 2013.

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

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

	Three Months Ended
	June 29,	June 30,
(Dollars in millions)	2013	2012	Change

Revenues
Analytical Technologies	$1,006.5	$972.4	4%
Specialty Diagnostics	793.6	731.9	8%
Laboratory Products and Services	1,583.2	1,535.0	3%
Eliminations	(143.2)	(131.2)	9%

Consolidated Revenues	$3,240.1	$3,108.1	4%

Segment Income
Analytical Technologies	$177.9	$169.0	5%
Specialty Diagnostics	216.9	199.3	9%
Laboratory Products and Services	229.0	221.8	3%

Subtotal Reportable Segments	623.8	590.1	6%

Cost of Revenues Charges	(13.1)	(12.8)
Selling, General and Administrative Charges (Income), Net	(22.6)	(1.8)
Restructuring and Other Costs, Net	(21.5)	(24.3)
Amortization of Acquisition-related Intangible Assets	(191.2)	(183.4)

Consolidated Operating Income	$375.4	$367.8	2%

Reportable Segments Operating Income Margin	19.3%	19.0%

Consolidated Operating Income Margin	11.6%	11.8%

Income from the company’s reportable segments increased 6% to $624 million in the second quarter of 2013 due primarily to productivity improvements, net of inflationary costs increases, and, to a lesser extent, profit on incremental sales from acquisitions, offset in part by commercial investments and unfavorable foreign currency exchange.

   Analytical Technologies

	Three Months Ended
	June 29,	June 30,
(Dollars in millions)	2013	2012	Change

Revenues	$1,006.5	$972.4	4%

Operating Income Margin	17.7%	17.4%	0.3pt

Sales in the Analytical Technologies segment increased $34 million to $1.01 billion in the second quarter of 2013. Sales increased $37 million (4%) due to higher revenues at existing businesses and $2 million due to acquisitions. These increases were offset in part by a decrease of $5 million due to the unfavorable effects of currency translation. The increase in revenue at existing businesses was primarily due to increased demand for chromatography and mass spectrometry instruments and, to a lesser extent, bioscience products, offset in part by lower sales of chemical analysis products which the company believes were affected by macro economic conditions facing customers in industrial markets.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

Operating income margin was 17.7% in the second quarter of 2013 and 17.4% in the second quarter of 2012. The increase resulted primarily from productivity improvements, net of inflationary cost increases, offset in part by commercial investments, unfavorable sales mix and unfavorable foreign currency exchange.

   Specialty Diagnostics

	Three Months Ended
	June 29,	June 30,
(Dollars in millions)	2013	2012	Change

Revenues	$793.6	$731.9	8%

Operating Income Margin	27.3%	27.2%	0.1pt

Sales in the Specialty Diagnostics segment increased $62 million to $794 million in the second quarter of 2013. Sales increased $53 million due to an acquisition and $12 million (2%) due to higher revenues at existing businesses. These increases were offset in part by a decrease of $3 million due to the unfavorable effects of currency translation. The increase in revenue at existing businesses was primarily due to increased demand, particularly for clinical diagnostics partially offset by lower sales due in part to lower healthcare utilization and reimbursement rates in the U.S. for anatomical pathology tests.

Operating income margin was 27.3% in the second quarter of 2013 and 27.2% in the second quarter of 2012. The increase resulted primarily from profit on incremental sales from an acquisition and, to a lesser extent, at existing businesses as well as productivity improvements, net of inflationary cost increases. The increases were offset in part by commercial investments and imposition of the medical device excise tax in 2013.

   Laboratory Products and Services

	Three Months Ended
	June 29,	June 30,
(Dollars in millions)	2013	2012	Change

Revenues	$1,583.2	$1,535.0	3%

Operating Income Margin	14.5%	14.4%	0.1pt

Sales in the Laboratory Products and Services segment increased $48 million to $1.58 billion in the second quarter of 2013. Sales increased $39 million (3%) due to higher revenues at existing businesses and $11 million due to an acquisition. The unfavorable effects of currency translation resulted in a decrease in revenues of $2 million in 2013. The increase in revenue at existing businesses was primarily due to increased demand for clinical trial logistics services and, to a lesser extent, laboratory consumables. The increase in demand was offset in part by lower sales of laboratory equipment, particularly to customers in academic and government markets.

Operating income margin was 14.5% in the second quarter of 2013 and 14.4% in the second quarter of 2012. The increase was primarily due to productivity improvements, net of inflationary cost increases, as well as price increases, offset in part by commercial investments and unfavorable sales mix.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

Other Expense, Net

The company reported other expense, net, of $95 million and $49 million in the second quarter of 2013 and 2012, respectively (Note 4). Other expense, net includes interest income, interest expense, equity in earnings of unconsolidated subsidiaries, investment gains and losses, and other items, net. Interest expense increased $7 million primarily due to the debt issued to fund the One Lambda acquisition. In the second quarter of 2013, other items, net includes $41 million of charges related to amortization of fees paid to obtain bridge financing commitments related to the Life Technologies Acquisition, offset in part by a $2 million gain from additional proceeds from the 2012 sale of an equity investment.

Provision for Income Taxes

The company’s effective tax rates were 0.9% and 8.2% in the second quarter of 2013, and 2012, respectively. Due primarily to the non-deductibility of intangible asset amortization for tax purposes, the company’s cash payments for income taxes for its continuing operations are higher than its income tax expense for financial reporting purposes and are expected to total $200 to $250 million in 2013. The decrease in the effective tax rate was due to increased earnings in lower tax jurisdictions and financing costs associated with the pending acquisition of Life Technologies. In addition, the company recorded a discrete benefit of $5.2 million or 1.9 percentage points in the second quarter of 2013 that arose from tax planning at a non-U.S. subsidiary and corresponding U.S. foreign tax credits that primarily relate to income taxed in prior periods. The tax provision in the 2013 period was also favorably affected by $1.3 million, or 0.5 percentage points, as a result of adjustments to deferred tax balances due to changes in tax rates. The tax provision in the 2012 period was unfavorably affected by $2.1 million, or 0.7 percentage points, as a result of adjustments to deferred tax balances due to changes in tax rates. The company expects its effective tax rate in 2013 will be between 3% and 5% based on currently forecasted rates of profitability in the countries in which the company conducts business.

The company has operations and a taxable presence in nearly 50 countries outside of the U.S. All of these countries except three have a lower tax rate than the U.S. The countries in which the company has a material presence that have significantly lower tax rates than the U.S. include Germany, the Netherlands, Sweden, Switzerland and the United Kingdom. The company’s ability to obtain a benefit from lower tax rates outside the U.S. is dependent on its relative levels of income in countries outside the U.S. and on the statutory tax rates in those countries. Based on the dispersion of the company’s non-U.S. income tax provision among many countries, the company believes that a change in the statutory tax rate in any individual country is not likely to materially affect the company’s income tax provision or net income, aside from any resulting one-time adjustment to the company’s deferred tax balances to reflect a new rate.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

First Six Months of 2013 Compared With First Six Months of 2012

Continuing Operations

	Six Months Ended
	June 29,	June 30,	Total	Currency	Acquisitions/
(In millions)	2013	2012	Change	Translation	Divestitures	Operations

Revenues
Analytical Technologies	$1,984.3	$1,952.4	$31.9	$(17.0)	$6.6	$42.3
Specialty Diagnostics	1,599.2	1,463.8	135.4	(8.7)	101.0	43.1
Laboratory Products and Services	3,127.5	3,010.8	116.7	(6.9)	35.7	87.9
Eliminations	(279.4)	(262.1)	(17.3)	0.5	—	(17.8)

Consolidated Revenues	$6,431.6	$6,164.9	$266.7	$(32.1)	$143.3	$155.5

Sales in the first six months of 2013 were $6.43 billion, an increase of $267 million from the first six months of 2012. Sales increased $143 million due to acquisitions. The unfavorable effects of currency translation resulted in a decrease in revenues of $32 million in 2013. Aside from the effects of currency translation and acquisitions, revenues increased $156 million (3%) primarily due to increased demand offset in part by modestly lower sales to customers in industrial markets. Sales remained strong to customers in pharmaceutical and biotech industries but growth was modest to customers in academic and government markets. Sales growth was strong in Asia and modest in Europe and North America. The company expects weakness in academic and government markets will continue in the near term due in part to uncertainty in government funding expectations in the U.S. The company expects softness in industrial markets will continue in the near term due in part to macro economic conditions.

In the first six months of 2013, total company operating income and operating income margin were $763 million and 11.9%, respectively, compared with $729 million and 11.8%, respectively, in the first six months of 2012. The increase in operating income and operating income margin was primarily due to productivity improvements, net of inflationary cost increases, and, to a lesser extent, profit on incremental sales from acquisitions. The increase was offset in part by commercial investments, unfavorable foreign currency exchange, an increase in amortization expense of $16 million in 2013 primarily related to the acquisitions of One Lambda and Doe & Ingalls, $8 million of higher acquisition-related charges in 2013 and imposition of a medical device excise tax in 2013.

In the first six months of 2013, the company recorded restructuring and other costs, net, of $93 million, including $26 million of charges to cost of revenues related primarily to the sale of inventories revalued at the date of acquisition and, to a lesser extent, accelerated depreciation on manufacturing assets to be abandoned due to facility consolidations and $24 million of charges to selling, general and administrative expenses consisting primarily of revisions of estimated contingent consideration for a recent acquisition and transaction costs related to the pending acquisition of Life Technologies. The company incurred $42 million of cash restructuring costs primarily for continued headcount reductions and facility consolidations in an effort to streamline operations, including severance to reduce headcount at several businesses and abandoned facility expenses at businesses that have been or are being consolidated, such as the consolidation of several facilities in the U.S. and Europe (see Note 13).

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

In the first six months of 2012, the company recorded restructuring and other costs, net, of $70 million, including $39 million of charges to cost of revenues primarily related to the sale of inventories revalued at the date of acquisition and, to a lesser extent, accelerated depreciation on manufacturing assets to be abandoned due to facility consolidations and a $6 million reduction to selling, general and administrative expenses primarily for a gain from settlement with a product liability insurer partially offset by transaction costs related to the acquisition of One Lambda. The company incurred $31 million of cash restructuring costs primarily for continued headcount reductions and facility consolidations in an effort to streamline operations, including severance to reduce headcount at several businesses and abandoned facility expenses at businesses that have been or are being consolidated. The company also recorded $6 million of non-cash expense, net, primarily fixed asset writedowns related to facility consolidations.

Segment Results

	Six Months Ended
	June 29,	June 30,
(Dollars in millions)	2013	2012	Change

Revenues
Analytical Technologies	$1,984.3	$1,952.4	2%
Specialty Diagnostics	1,599.2	1,463.8	9%
Laboratory Products and Services	3,127.5	3,010.8	4%
Eliminations	(279.4)	(262.1)	7%

Consolidated Revenues	$6,431.6	$6,164.9	4%

Segment Income
Analytical Technologies	$354.0	$347.8	2%
Specialty Diagnostics	438.6	386.2	14%
Laboratory Products and Services	446.3	432.6	3%

Subtotal Reportable Segments	1,238.9	1,166.6	6%

Cost of Revenues Charges	(26.3)	(39.4)
Selling, General and Administrative Income (Charges), Net	(23.9)	5.9
Restructuring and Other Costs, Net	(43.0)	(36.5)
Amortization of Acquisition-related Intangible Assets	(383.2)	(367.3)

Consolidated Operating Income	$762.5	$729.3	5%

Reportable Segments Operating Income Margin	19.3%	18.9%

Consolidated Operating Income Margin	11.9%	11.8%

Income from the company’s reportable segments increased 6% to $1.24 billion in the first six months of 2013 due primarily to productivity improvements, net of inflationary costs increases, and, to a lesser extent, profit on incremental sales from acquisitions, offset in part by commercial investments and unfavorable foreign currency exchange.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

   Analytical Technologies

(Dollars in millions)	2013	2012	Change

Revenues	$1,984.3	$1,952.4	2%

Operating Income Margin	17.8%	17.8%	0.0pt

Sales in the Analytical Technologies segment increased $32 million to $1.98 billion in the first six months of 2013. Sales increased $42 million (2%) due to higher revenues at existing businesses and $7 million due to acquisitions. These increases were offset in part by a decrease of $17 million due to the unfavorable effects of currency translation. The increase in revenue at existing businesses was primarily due to increased demand for chromatography and mass spectrometry instruments as well as bioscience products, offset in part by lower sales of chemical analysis products which the company believes were affected by macro economic conditions facing customers in industrial markets.

Operating income margin was 17.8% in both the first six months of 2013 and 2012. Operating margin was favorably affected by productivity improvements, net of inflationary cost increases, offset by commercial investments and unfavorable foreign currency exchange.

   Specialty Diagnostics

(Dollars in millions)	2013	2012	Change

Revenues	$1,599.2	$1,463.8	9%

Operating Income Margin	27.4%	26.4%	1.0pt

Sales in the Specialty Diagnostics segment increased $135 million to $1.60 billion in the first six months of 2013. Sales increased $101 million due to an acquisition and $43 million (3%) due to higher revenues at existing businesses. These increases were offset in part by a decrease of $9 million due to the unfavorable effects of currency translation. The increase in revenue at existing businesses was primarily due to increased demand, particularly for clinical diagnostics and, to a lesser extent, microbiology products in part as a result of a strong flu season, partially offset by lower sales due in part to lower healthcare utilization and reimbursement rates in the U.S. for anatomical pathology tests.

Operating income margin was 27.4% in the first six months of 2013 and 26.4% in the first six months of 2012. The increase resulted from profit on incremental sales from an acquisition and, to a lesser extent, at existing businesses as well as productivity improvements, net of inflationary cost increases. The increases were offset in part by commercial investments and imposition of the medical device excise tax in 2013.

   Laboratory Products and Services

(Dollars in millions)	2013	2012	Change

Revenues	$3,127.5	$3,010.8	4%

Operating Income Margin	14.3%	14.4%	(0.1)pt

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

Sales in the Laboratory Products and Services segment increased $117 million to $3.13 billion in the first six months of 2013. Sales increased $88 million (3%) due to higher revenues at existing businesses and $36 million due to an acquisition. The unfavorable effects of currency translation resulted in a decrease in revenues of $7 million in 2013. The increase in revenue at existing businesses was primarily due to increased demand for clinical trial logistics services. The increase in demand was offset in part by modestly lower sales of laboratory equipment, particularly to customers in academic and government markets.

Operating income margin was 14.3% in the first six months of 2013 and 14.4% in the first six months of 2012. The decrease was primarily due to unfavorable sales mix and commercial investments offset in part by productivity improvements, net of inflationary cost increases.

Other Expense, Net

The company reported other expense, net, of $140 million and $100 million in the first six months of 2013 and 2012, respectively (Note 4). In the first quarter of 2013, the company irrevocably contributed appreciated available-for-sale investments that had a fair value of $27 million to two of its U.K. defined benefit plans, resulting in realization of a previously unrecognized gain of $11 million. In 2013, other items, net also includes $41 million of charges related to amortization of fees paid to obtain bridge financing commitments related to the Life Technologies Acquisition, offset in part by a $2 million gain from additional proceeds from the 2012 sale of an equity investment. Interest expense increased $14 million primarily due to the debt issued to fund the One Lambda acquisition.

Provision for Income Taxes

The company’s effective tax rates were 0.7% and 8.9% in the first six months of 2013 and 2012, respectively. In the first six months of 2013, the company implemented tax planning initiatives related to a non-U.S. subsidiary and a portion of the resulting U.S. foreign tax credit relates to income taxed in prior periods. This portion, $20.2 million, is a discrete item that reduced the company’s effective tax rate by 3.2 percentage points in the first six months of 2013. The decrease in the effective tax rate was also due in part to the U.S. Congress’ renewal in January 2013 of a tax credit for 2012 research and development activities and, to a lesser extent, increased earnings in lower tax jurisdictions and financing costs associated with the pending acquisition of Life Technologies. The tax credit for 2012 research and development activities favorably affected the tax provision in the first six months of 2013 by $7.5 million, or 1.2 percentage points. Congress also renewed this tax credit for 2013 research and development activities and the resulting benefit is being recorded throughout 2013 as a reduction of the company’s estimated effective tax rate.

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

In July 2012, the FASB modified existing rules to allow entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. The revised standard allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. This guidance became effective for the company in 2013. Adoption of this standard did not have an impact on the company’s consolidated financial position, results of operations or cash flows.

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

Liquidity and Capital Resources

Consolidated working capital was $3.28 billion at June 29, 2013, compared with $2.74 billion at December 31, 2012. Included in working capital were cash, cash equivalents and short-term investments of $1.41 billion at June 29, 2013 and $855 million at December 31, 2012. The increase in working capital is primarily due to earnings before amortization and depreciation and, to a lesser extent, proceeds from the issuance of the company’s common stock under employees’ stock plans, offset in part by the payment of dividends and the repurchase of the company’s common stock.

First Six Months of 2013

Cash provided by operating activities was $777 million during the first six months of 2013. Increases in accounts receivable and inventories used cash of $139 million and $98 million, respectively, primarily to support growth in sales. An increase in other assets used cash of $107 million primarily for expected income tax refunds and, to a lesser extent, prepaid expenses. An increase in accounts payable provided cash of $33 million, primarily due to higher inventory purchases. In 2013, the company paid fees to obtain bridge financing commitments and other transaction costs totaling $58 million related to the pending acquisition of Life Technologies. The company made cash contributions to its pension and postretirement benefit plans totaling $23 million during the first six months of 2013. Cash payments for income taxes of continuing operations decreased to $82 million during the first six months of 2013, compared with $165 million in the prior year, primarily related to refunds due from 2012. Payments for restructuring actions, principally severance costs and lease and other expenses of real estate consolidation, used cash of $41 million during the first six months of 2013.

During the first six months of 2013, the company’s primary investing activity was the purchase of $132 million of property, plant and equipment.

The company’s financing activities provided $2 million of cash during the first six months of 2013. The company’s financing activities included $172 million of proceeds from employee stock option exercises offset by the repurchase of $90 million of the company’s common stock and the payment of $108 million in cash dividends. On November 8, 2012, the Board of Directors authorized the repurchase of up to $1 billion of the company’s common stock beginning January 1, 2013. At June 29, 2013, $910 million was available for future repurchases of the company’s common stock under this authorization. Following the announcement of the agreement to acquire Life Technologies, the company suspended repurchases of its common stock.

The company has no material commitments for purchases of property, plant and equipment and expects that for all of 2013, such expenditures will approximate between $300 to $315 million. The company’s contractual obligations and other commercial commitments did not change materially between December 31, 2012 and June 29, 2013 except, as discussed above, in April 2013, the company entered an agreement to acquire Life Technologies and has entered certain financing arrangements pertaining to the transaction.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

As of June 29, 2013, the company’s short-term debt totaled $393 million, including $50 million of commercial paper obligations and $302 million of senior notes, due February 2014. As of July 25, 2013, the company has a revolving credit facility with a bank group that provides up to $1.5 billion of unsecured multi-currency revolving credit. If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of June 29, 2013, no borrowings were outstanding under the company’s previous revolving credit facility, although available capacity was reduced by approximately $49 million as a result of outstanding letters of credit.

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

The company believes that its existing cash and short-term investments of $1.41 billion as of June 29, 2013, and the company’s future cash flow from operations together with available borrowing capacity under its revolving credit agreement are sufficient to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months. As described in detail above, in connection with the Life Technologies Acquisition, the company expects to incur significant additional indebtedness and to issue additional equity or equity-linked securities.

First Six Months of 2012

Cash provided by operating activities was $900 million during the first six months of 2012. Increases in accounts receivable and inventories used cash of $12 million and $103 million, respectively, primarily to support growth in sales. An increase in other assets used cash of $61 million primarily for prepaid expenses and income tax refunds. An increase in accounts payable provided cash of $48 million, primarily due to higher inventory purchases. Payments for restructuring actions, principally severance costs and lease and other expenses of real estate consolidation, used cash of $30 million during the first six months of 2012.

During the first six months of 2012, the company’s primary investing activities included acquisitions and the purchase of property, plant and equipment. The company expended $179 million for acquisitions and $135 million for purchases of property, plant and equipment.

The company’s financing activities used $869 million of cash during the first six months of 2012, principally for the reduction of borrowings under the company’s commercial paper program and the repurchase of $400 million of the company’s common stock. Outstanding borrowings under the commercial paper program decreased $500 million during the first six months of 2012. The company’s financing activities in the first six months of 2012 also included the payment of $48 million in cash dividends and the receipt of $64 million of proceeds from employee stock option exercises.

Item 3.          Quantitative and Qualitative Disclosures About Market Risk

The company’s exposure to market risk from changes in interest rates, currency exchange rates and commodity prices has not changed materially from its exposure at year-end 2012.

THERMO FISHER SCIENTIFIC INC.

Item 4.          Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

The company’s management, with the participation of the company’s chief executive officer and chief financial officer, evaluated the effectiveness of the company’s disclosure controls and procedures as of June 29, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the company’s disclosure controls and procedures as of June 29, 2013, the company’s chief executive officer and chief financial officer concluded that, as of such date, the company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended June 29, 2013, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

PART II       OTHER INFORMATION

Item 1A.       Risk Factors

Set forth below are the risks that we believe are material to our investors. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 31.

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

THERMO FISHER SCIENTIFIC INC.

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

THERMO FISHER SCIENTIFIC INC.

Risk Factors (continued)

As a multinational corporation, we are exposed to fluctuations in currency exchange rates, which could adversely affect our cash flows and results of operations. International revenues account for a substantial portion of our revenues, and we intend to continue expanding our presence in international markets. The exposure to fluctuations in currency exchange rates takes on different forms. International revenues are subject to the risk that fluctuations in exchange rates could adversely affect product demand and the profitability in U.S. dollars of products and services provided by us in international markets, where payment for our products and services is made in the local currency. As a multinational corporation, our businesses occasionally invoice third-party customers in currencies other than the one in which they primarily do business (the “functional currency”). Movements in the invoiced currency relative to the functional currency could adversely impact our cash flows and our results of operations. In addition, reported sales made in non-U.S. currencies by our international businesses, when translated into U.S. dollars for financial reporting purposes, fluctuate due to exchange rate movement. Should our international sales grow, exposure to fluctuations in currency exchange rates could have a larger effect on our financial results. In 2012, currency translation had an unfavorable effect of $227 million on the revenues of our continuing operations due to the strengthening of the U.S. dollar relative to other currencies in which the company sells products and services, and in the first six months of 2013, currency translation had an unfavorable effect on revenues of our continuing operations of $32 million.

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

Moreover, we have acquired many companies and businesses. As a result of these acquisitions, we recorded significant goodwill and indefinite-lived intangible assets (tradenames) on our balance sheet, which amount to approximately $12.39 billion and $1.34 billion, respectively, as of June 29, 2013. We assess the realizability of goodwill and indefinite-lived intangible assets annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. These events or circumstances would generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and indefinite-lived intangible assets will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill and indefinite-lived intangible assets, we may be required to incur material charges relating to the impairment of those assets.

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

Our debt may restrict our investment opportunities or limit our activities. As of June 29, 2013, we had approximately $7.11 billion in outstanding indebtedness. In addition, on July 25, 2013, we entered into a revolving credit facility that replaced our previously existing credit facility and provides for up to $1.5 billion of unsecured multi-currency revolving credit. We may also obtain additional long-term debt and lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.

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

Additionally, the agreements governing our debt require that we maintain certain financial ratios, and contain affirmative and negative covenants that restrict our activities by, among other limitations, limiting our ability to incur additional indebtedness, make investments, create liens, sell assets and enter into transactions with affiliates. The covenants in our revolving credit facility include a total debt-to-EBITDA ratio and an interest coverage ratio. Specifically, the company has agreed that, so long as any lender has any commitment under the facility, or any loan or other obligation is outstanding under the facility, or any letter of credit is outstanding under the facility, it will not permit (as the following terms are defined in the facility) the Consolidated Leverage Ratio (the ratio of consolidated Indebtedness to Consolidated EBITDA) as at the last day of any fiscal quarter to be greater than 5.5 to 1.0 during the first six months after the closing date of the Life Technologies Acquisition and decreasing, based on the passage of time, to 3.5 to 1.0, after 18 months or the Consolidated Interest Coverage Ratio (the ratio of Consolidated EBITDA to Consolidated Interest Expense) to be less than 3.0 to 1.0.

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

If we consummate the Life Technologies Acquisition, in order to fund the acquisition we will be required to incur a substantial amount of additional indebtedness and issue equity or equity-linked securities, which could have an adverse effect on our financial health and make it more difficult for us to obtain additional financing in the future. We currently expect to finance the $13.6 billion purchase price for the Life Technologies Acquisition with up to $3.25 billion of equity financing, including $2.5 billion of common stock we sold in June 2013 under equity forward agreements and up to a maximum of $750 million of equity or equity-linked securities, with the remaining portion of the purchase price to be financed with the Term Credit Facility (discussed below), new debt and cash on hand. The company will not receive any proceeds from the sale of common stock until the equity forward agreements are settled, and at that time it will record the proceeds, if any, in equity. Incurrence of additional debt may have an adverse effect on our financial condition and may limit our ability to obtain financing in the future. Furthermore, the issuance of equity and equity-linked securities may result in substantial dilution to our existing stockholders and may have a material adverse effect on the market price of our common stock.

In order to partially finance the Life Technologies Acquisition, on May 31, 2013, we entered into the Bridge Facility which has $3.56 billion of available borrowings for the transaction as of August 2, 2013. On May 31, 2013, we also entered into the Term Credit Facility. The Term Credit Facility provides for up to $5.0 billion of senior unsecured term loans, to be used to fund, in part, the Life Technologies Acquisition or the transactions contemplated thereby. The Bridge Facility and Term Credit Facility have generally the same representations and warranties, covenants (including financial covenants) and events of default as our revolving credit agreement.

THERMO FISHER SCIENTIFIC INC.

Risk Factors (continued)

Additionally, if we fail to realize the expected benefits from the Life Technologies Acquisition or if the financial performance of Life Technologies does not meet our current expectations, it may make it more difficult for us to service our debt and our results of operations may fail to meet expectations. We may have to obtain financing under the Bridge Facility, if we cannot secure the permanent financing we currently expect to obtain. The interest rates and other financial terms for debt incurred pursuant to the Bridge Facility or to replace or refinance any debt incurred under it would generally be less favorable than the permanent financing arrangements that we contemplate. In addition, the Bridge Facility imposes various covenants and restrictions upon us that would apply in the event we obtained financing under it.

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

Combining Life Technologies with Thermo Fisher may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the transaction may not be fully realized. The success of the transaction between Thermo Fisher and Life Technologies, including the realization of anticipated benefits and cost savings, will depend, in part, on Thermo Fisher’s ability to successfully combine the businesses of Thermo Fisher and Life Technologies. The integration may be more difficult, costly or time consuming than expected. It is possible that the integration process could result in the loss of key employees or the disruption of each company’s ongoing businesses or that the alignment of standards, controls, procedures and policies may adversely affect the combined company’s ability to maintain relationships with clients, customers, suppliers and employees or to fully achieve the anticipated benefits and cost savings of the transaction. The loss of key employees could adversely affect Thermo Fisher’s ability to successfully conduct its business in the markets in which Life Technologies now operates, which could have an adverse effect on Thermo Fisher’s financial results and the value of its common stock. Other potential difficulties of combining the business of Thermo Fisher and Life Technologies include unanticipated issues in integrating manufacturing, logistics, information communications and other systems.

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

Thermo Fisher and Life Technologies will be subject to business uncertainties while the transaction is pending. Uncertainty about the effect of the transaction between Thermo Fisher and Life Technologies on employees, customers and suppliers may have an adverse effect on Thermo Fisher and/or Life Technologies prior to closing or the combined company after completion of the transaction. These uncertainties may impair Thermo Fisher’s or Life Technologies’ ability to attract, retain and motivate key personnel until the transaction is completed, and could cause customers, suppliers and others that deal with Thermo Fisher or Life Technologies to seek to change existing business relationships with Thermo Fisher or Life Technologies. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with Thermo Fisher or Life Technologies, Thermo Fisher’s business or the business of the combined company after completion of the transaction could be harmed.

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

THERMO FISHER SCIENTIFIC INC.

Risk Factors (continued)

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

A summary of the share repurchase activity for the company’s second quarter of 2013 follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plans or Programs (1) (in millions)

Fiscal April (Mar. 31 – May 4)	—	$—	—	$910.2
Fiscal May (May 5 – Jun. 1)	—	—	—	910.2
Fiscal June (Jun. 2 –Jun. 29)	—	—	—	910.2

Total Second Quarter	—	$—	—	$910.2

(1)  On November 8, 2012, the company announced a repurchase program authorizing the purchase of up to $1 billion of the company's common stock beginning January 1,
      2013. Following the announcement of the agreement to acquire Life Technologies, the company suspended repurchases of its common stock.

Item 6.          Exhibits

See Exhibit Index on page 55.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 2nd day of August 2013.

THERMO FISHER SCIENTIFIC INC.

/s/ Peter M. Wilver
Peter M. Wilver
Senior Vice President and Chief Financial Officer

/s/ Peter E. Hornstra
Peter E. Hornstra
Vice President and Chief Accounting Officer

THERMO FISHER SCIENTIFIC INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1
Thermo Fisher Scientific Inc. 2013 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 23, 2013 [File No. 1-8002] and incorporated in this document by reference).*

10.2
Thermo Fisher Scientific Inc. 2013 Annual Incentive Award Plan (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 23, 2013 [File No. 1-8002] and incorporated in this document by reference).*

10.3
Bridge Credit Agreement, dated May 31, 2013, among the Company, a certain Foreign Subsidiary of the Company from time to time party thereto, JPMorgan Chase Bank, N.A. and each lender from time to time party thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 4, 2013 [File No. 1-8002] and incorporated in this document by reference).

10.4
Term Loan Agreement, dated May 31, 2013, among the Company, a certain Foreign Subsidiary of the Company from time to time party thereto, JPMorgan Chase Bank, N.A. and each lender from time to time party thereto (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 4, 2013 [File No. 1-8002] and incorporated in this document by reference).

10.5
Forward Sale Agreement, dated June 6, 2013, between the Company and JPMorgan Chase Bank, National Association, London Branch (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 11, 2013 [File No. 1-8002] and incorporated in this document by reference).

10.6
Forward Sale Agreement, dated June 6, 2013, between the Company and Barclays Bank PLC (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 11, 2013 [File No. 1-8002] and incorporated in this document by reference).

10.7
Additional Forward Sale Agreement, dated June 10, 2013, between the Company and JPMorgan Chase Bank, National Association, London Branch (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed June 11, 2013 [File No. 1-8002] and incorporated in this document by reference).

10.8
Additional Forward Sale Agreement, dated June 10, 2013, between the Company and Barclays Bank PLC (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed June 11, 2013 [File No. 1-8002] and incorporated in this document by reference).

10.9
Credit Agreement, dated July 25, 2013, among the Company, certain Subsidiaries of the Company from time to time party thereto, Bank of America, N.A., and each lender from time to time party thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 26, 2013 [File No. 1-8002] and incorporated in this document by reference).

31.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(b) and 15d-14(b), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(b) and 15d-14(b), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

THERMO FISHER SCIENTIFIC INC.

EXHIBIT INDEX
Exhibit Number	Description of Exhibit

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 29, 2013, and December 31, 2012, (ii) Consolidated Statements of Income for the three and six months ended June 29, 2013 and June 30, 2012, (iii) Consolidated Statement of Comprehensive Income for the three and six months ended June 29, 2013 and June 30, 2012, (iv) Consolidated Statements of Cash Flows for the six months ended June 29, 2013 and June 30, 2012, (v) Consolidated Statement of Shareholders’ Equity for the six months ended June 29, 2013 and June 30, 2012 and (vi) Notes to Consolidated Financial Statements.