Form 10-Q
period 2013-09-28
THERMO FISHER SCIENTIFIC INC.
filed 2013-11-01
CIK 97745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________________________________________

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended September 28, 2013

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-8002

THERMO FISHER SCIENTIFIC INC.
(Exact name of Registrant as specified in its charter)

Delaware	04-2209186
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

81 Wyman Street
Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at September 28, 2013
Common Stock, $1.00 par value	361,367,293

THERMO FISHER SCIENTIFIC INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 28, 2013

	TABLE OF CONTENTS

		Page
	PART I

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45

Item 4.	Controls and Procedures	45

	PART II

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 6.	Exhibits	53

THERMO FISHER SCIENTIFIC INC.

PART I          FINANCIAL INFORMATION

Item 1.           Financial Statements

CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 28,	December 31,
(In millions)	2013	2012

Assets
Current Assets:
Cash and cash equivalents	$1,845.6	$805.6
Short-term investments, at quoted market value (cost of $4.6 and $4.8)	4.2	4.3
Accounts receivable, less allowances of $55.6 and $55.5	1,945.1	1,804.9
Inventories	1,546.8	1,443.3
Deferred tax assets	181.6	182.0
Other current assets	687.1	594.7

	6,210.4	4,834.8

Property, Plant and Equipment, at Cost, Net	1,708.7	1,726.4

Acquisition-related Intangible Assets, Net	7,248.2	7,804.5

Other Assets	609.9	604.4

Goodwill	12,495.3	12,474.5

	$28,272.5	$27,444.6

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED BALANCE SHEET (Continued)
(Unaudited)

	September 28,	December 31,
(In millions except share amounts)	2013	2012

Liabilities and Shareholders' Equity
Current Liabilities:
Short-term obligations and current maturities of long-term obligations	$393.6	$93.1
Accounts payable	672.7	641.4
Accrued payroll and employee benefits	388.7	388.0
Deferred revenue	197.9	196.5
Other accrued expenses	800.1	774.3

	2,453.0	2,093.3

Deferred Income Taxes	1,852.6	2,047.2

Other Long-term Liabilities	811.7	808.2

Long-term Obligations	6,717.9	7,031.2

Shareholders' Equity:
Preferred stock, $100 par value, 50,000 shares authorized; none issued
Common stock, $1 par value, 1,200,000,000 shares authorized; 419,000,251 and 413,491,691 shares issued	419.0	413.5
Capital in excess of par value	10,812.5	10,501.1
Retained earnings	8,465.7	7,697.3
Treasury stock at cost, 57,632,958 and 56,047,926 shares	(3,109.5)	(2,996.8)
Accumulated other comprehensive items	(150.4)	(150.4)

	16,437.3	15,464.7

	$28,272.5	$27,444.6

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(In millions except per share amounts)	2013	2012	2013	2012

Revenues
Product revenues	$2,730.8	$2,651.0	$8,241.1	$7,958.5
Service revenues	461.0	434.7	1,382.3	1,292.1

	3,191.8	3,085.7	9,623.4	9,250.6

Costs and Operating Expenses:
Cost of product revenues	1,546.6	1,510.6	4,652.2	4,510.5
Cost of service revenues	297.3	276.7	923.8	830.7
Selling, general and administrative expenses	848.5	839.0	2,547.6	2,498.3
Research and development expenses	95.9	92.0	290.8	277.9
Restructuring and other costs, net	11.4	15.2	54.4	51.7

	2,799.7	2,733.5	8,468.8	8,169.1

Operating Income	392.1	352.2	1,154.6	1,081.5
Other Expense, Net	(73.1)	(55.8)	(212.7)	(155.6)

Income from Continuing Operations Before Income Taxes	319.0	296.4	941.9	925.9
(Provision for) Benefit from Income Taxes	(1.3)	3.0	(5.8)	(53.3)

Income from Continuing Operations	317.7	299.4	936.1	872.6
Loss from Discontinued Operations (net of income tax benefit of $0.1, $2.7, $0.4 and $9.9)	(0.1)	(4.1)	(0.7)	(15.4)
Loss on Disposal of Discontinued Operations, Net (net of income tax benefit of $0.0, $11.5, $2.8 and $34.6)	—	(4.9)	(4.2)	(55.7)

Net Income	$317.6	$290.4	$931.2	$801.5

Earnings per Share from Continuing Operations
Basic	$.88	$.83	$2.60	$2.39
Diluted	$.86	$.82	$2.57	$2.37

Earnings per Share
Basic	$.88	$.80	$2.59	$2.19
Diluted	$.86	$.79	$2.56	$2.18

Weighted Average Shares
Basic	361.2	362.6	359.8	365.6
Diluted	367.3	365.4	364.1	368.2

Cash Dividends Declared per Common Share	$.15	$.13	$.45	$.39

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(In millions)	2013	2012	2013	2012

Comprehensive Income (Loss)
Net Income	$317.6	$290.4	$931.2	$801.5

Other Comprehensive Items:
Currency translation adjustment	308.8	256.8	(6.2)	194.7
Unrealized gains and losses on available-for-sale investments:
Unrealized holding gains arising during the period (net of tax provision (benefit) of $0.1, $0.0, $0.4 and $(0.1))	0.1	—	1.2	0.1
Reclassification adjustment for gains included in net income (net of tax provision of $0.0, $0.0, $2.5 and $0.0)	—	—	(8.0)	—
Unrealized gains and losses on hedging instruments:
Unrealized (loss) gain on hedging instruments (net of tax (benefit) provision of $(1.1), $0.0, $3.0 and $0.0)	(1.7)	—	5.0	—
Reclassification adjustment for losses included in net income (net of tax benefit of $0.6, $0.5, $1.6 and $1.5)	0.8	0.8	2.4	2.4
Pension and other postretirement benefit liability adjustment:
Pension and other postretirement benefit liability adjustments arising during the period (net of tax benefit of $1.7, $0.4, $0.2 and $0.5)	(4.4)	(1.3)	(0.2)	(1.3)
Amortization of net loss and prior service benefit included in net periodic pension cost (net of tax benefit of $0.8, $0.4, $2.6 and $1.6)	2.0	1.1	5.8	3.3

	305.6	257.4	—	199.2

	$623.2	$547.8	$931.2	$1,000.7

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 28,	September 29,
(In millions)	2013	2012

Operating Activities
Net Income	$931.2	$801.5
Loss from discontinued operations	0.7	15.4
Loss on disposal of discontinued operations	4.2	55.7

Income from continuing operations	936.1	872.6

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	750.6	729.3
Change in deferred income taxes	(204.5)	(243.3)
Non-cash stock-based compensation	66.6	57.8
Non-cash charges for sale of inventories revalued at the date of acquisition	23.9	40.1
Tax benefits from stock-based compensation awards	(39.8)	(12.8)
Other non-cash expenses, net	17.0	29.1
Changes in assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	(155.3)	(16.2)
Inventories	(129.7)	(132.6)
Other assets	(69.0)	(81.2)
Accounts payable	49.1	71.2
Other liabilities	66.1	102.9
Contributions to retirement plans	(25.6)	(16.3)

Net cash provided by continuing operations	1,285.5	1,400.6
Net cash used in discontinued operations	(3.3)	(21.2)

Net cash provided by operating activities	1,282.2	1,379.4

Investing Activities
Acquisitions, net of cash acquired	(5.5)	(1,072.4)
Purchase of property, plant and equipment	(187.9)	(210.7)
Proceeds from sale of property, plant and equipment	15.9	11.6
Increase in restricted cash	(24.7)	(33.7)
Other investing activities, net	8.9	1.7

Net cash used in continuing operations	(193.3)	(1,303.5)
Net cash provided by discontinued operations	—	3.4

Net cash used in investing activities	$(193.3)	$(1,300.1)

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(Unaudited)

	Nine Months Ended
	September 28,	September 29,
(In millions)	2013	2012

Financing Activities
Decrease in commercial paper, net	$—	$(849.3)
Net proceeds from issuance of long-term debt	—	1,282.3
Purchases of company common stock	(89.8)	(800.0)
Dividends paid	(162.0)	(95.3)
Net proceeds from issuance of company common stock	204.9	131.3
Tax benefits from stock-based compensation awards	39.8	12.8
(Decrease) increase in short-term notes payable	(0.7)	14.4
Other financing activities, net	(5.7)	(6.5)

Net cash used in financing activities	(13.5)	(310.3)

Exchange Rate Effect on Cash	(35.4)	13.0

Increase (Decrease) in Cash and Cash Equivalents	1,040.0	(218.0)
Cash and Cash Equivalents at Beginning of Period	805.6	1,016.3

Cash and Cash Equivalents at End of Period	$1,845.6	$798.3

See Note 12 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders'
(In millions)	Shares	Amount	Par Value	Earnings	Shares	Amount	Items	Equity

Balance at December 31, 2011	406.4	$406.4	$10,152.0	$6,716.3	35.0	$(1,837.1)	$(399.5)	$15,038.1

Issuance of shares under employees' and directors' stock plans	4.2	4.2	134.9	—	0.2	(9.5)	—	129.6
Stock-based compensation	—	—	57.8	—	—	—	—	57.8
Tax benefit related to employees' and directors' stock plans	—	—	9.8	—	—	—	—	9.8
Purchases of company common stock	—	—	—	—	15.1	(800.0)	—	(800.0)
Dividends declared	—	—	—	(143.0)	—	—	—	(143.0)
Net income	—	—	—	801.5	—	—	—	801.5
Other comprehensive items	—	—	—	—	—	—	199.2	199.2
Other	—	—	(2.5)	—	—	—	—	(2.5)

Balance at September 29, 2012	410.6	$410.6	$10,352.0	$7,374.8	50.3	$(2,646.6)	$(200.3)	$15,290.5

Balance at December 31, 2012	413.5	$413.5	$10,501.1	$7,697.3	56.0	$(2,996.8)	$(150.4)	$15,464.7
Issuance of shares under employees' and directors' stock plans	5.5	5.5	208.0	—	0.3	(22.9)	—	190.6
Stock-based compensation	—	—	66.6	—	—	—	—	66.6
Tax benefit related to employees' and directors' stock plans	—	—	37.6	—	—	—	—	37.6
Purchases of company common stock	—	—	—	—	1.3	(89.8)	—	(89.8)
Dividends declared	—	—	—	(162.8)	—	—	—	(162.8)
Net income	—	—	—	931.2	—	—	—	931.2
Other comprehensive items	—	—	—	—	—	—	—	—
Other	—	—	(0.8)	—	—	—	—	(0.8)

Balance at September 28, 2013	419.0	$419.0	$10,812.5	$8,465.7	57.6	$(3,109.5)	$(150.4)	$16,437.3

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Thermo Fisher Scientific Inc. (the company or Thermo Fisher) enables customers to make the world healthier, cleaner and safer by providing analytical instruments, equipment, reagents and consumables, software and services for research, manufacturing, analysis, discovery and diagnostics. Markets served include pharmaceutical and biotech companies, hospitals and clinical diagnostic labs, universities, research institutions and government agencies, as well as environmental and industrial process control settings.

Interim Financial Statements

The interim consolidated financial statements presented herein have been prepared by the company, are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at September 28, 2013, the results of operations for the three- and nine-month periods ended September 28, 2013, and September 29, 2012, and the cash flows for the nine-month periods ended September 28, 2013, and September 29, 2012. Interim results are not necessarily indicative of results for a full year.

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

Note 1 to the consolidated financial statements for 2012 describes the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no material changes in the company’s significant accounting policies during the nine months ended September 28, 2013.

Presentation

Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

During 2013, the company determined that $45 million of cash that was restricted from withdrawal due to serving as collateral for short-term borrowings in Asia was included in its previously reported year-end 2012 cash balance. Presentation of this amount has been revised to other current assets from cash in the accompanying balance sheet as of December 31, 2012 to properly reflect the restriction on withdrawal. Cash used for investing activities in the accompanying cash flow statement for the first nine months of 2012 reflects an increase of $34 million from previously reported amounts for the increase in restricted cash as of September 29, 2012. The company has evaluated the impact of this revision, which had no impact on net income, net assets or cash flows from operations, and concluded it is immaterial to all prior period financial statements. Restricted cash totaled $79 million as of September 28, 2013 and was primarily classified as other current assets on the accompanying balance sheet. Of this amount, $70 million represented collateral for short-term borrowings in Asia.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Warranty Obligations

Product warranties are included in other accrued expenses in the accompanying balance sheet. The changes in the carrying amount of warranty obligations are as follows:

	Nine Months Ended
	September 28,	September 29,
(In millions)	2013	2012

Beginning Balance	$48.7	$42.2
Provision charged to income	51.8	48.7
Usage	(54.2)	(42.5)
Adjustments to previously provided warranties, net	0.7	(0.4)
Other, net	—	(0.2)

Ending Balance	$47.0	$47.8

Inventories

The components of inventories are as follows:

	September 28,	December 31,
(In millions)	2013	2012

Raw Materials	$373.2	$362.0
Work in Process	177.2	149.7
Finished Goods	996.4	931.6

	$1,546.8	$1,443.3

Property, Plant and Equipment

Property, plant and equipment consists of the following:

	September 28,	December 31,
(In millions)	2013	2012

Land	$213.3	$216.6
Buildings and Improvements	806.6	805.5
Machinery, Equipment and Leasehold Improvements	1,972.7	1,829.9

	2,992.6	2,852.0
Less: Accumulated Depreciation and Amortization	1,283.9	1,125.6

	$1,708.7	$1,726.4

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Acquisition-related Intangible Assets

Acquisition-related intangible assets are as follows:

	September 28, 2013			December 31, 2012
		Accumulated			Accumulated
(In millions)	Gross	Amortization	Net	Gross	Amortization	Net

Definite Lives	$10,093.4	$(4,185.8)	$5,907.6	$10,403.1	$(3,939.2)	$6,463.9
Indefinite Lives	1,340.6	—	1,340.6	1,340.6	—	1,340.6

	$11,434.0	$(4,185.8)	$7,248.2	$11,743.7	$(3,939.2)	$7,804.5

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

On April 14, 2013, the company entered into an agreement to acquire Life Technologies Corporation for $76.00 in cash per fully diluted common share, or approximately $13.6 billion, plus the assumption of net debt at close ($1.8 billion as of June 30, 2013) (the “Life Technologies Acquisition”). The transaction, which is expected to close in early 2014, is subject to satisfaction of certain customary closing conditions, including the receipt of certain regulatory approvals. In connection with the planned acquisition of Life Technologies, the company entered into a bridge credit agreement and a term loan agreement (Note 8). The bridge credit agreement is a 364-day unsecured committed bridge facility in the principal amount of $3.56 billion as of November 1, 2013. The term loan agreement is a 3-year unsecured $5 billion term loan facility. The company currently expects to fund the $13.6 billion cash purchase price with up to $3.25 billion of equity financing, including $2.5 billion of its common stock sold in June 2013 under equity forward agreements (Note 10) and up to a maximum of $750 million of equity or equity-linked securities, with the remaining purchase price to be financed with the term loan facility, new debt and cash on hand. Life Technologies provides innovative products and services to customers conducting scientific research and genetic analysis, as well as those in applied markets, such as forensics and food safety testing. Life Technologies’ revenues totaled $3.8 billion in 2012.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

During the first nine months of 2013, the company made contingent purchase price and post closing adjustment payments totaling $6 million for acquisitions completed prior to 2013. The contingent purchase price payments were contractually due to the sellers upon achievement of certain performance criteria at the acquired businesses.

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

Acquisitions have been accounted for using the purchase method of accounting, and the acquired companies’ results have been included in the accompanying financial statements from their respective dates of acquisition. Acquisition transaction costs are recorded in selling, general and administrative expenses. The net assets acquired have been recorded based on estimates of fair value.

Unaudited Pro Forma Information

The company acquired One Lambda in September 2012. Had the acquisition of One Lambda been completed as of the beginning of 2011, the company’s pro forma results for 2012 would have been as follows:

	Three Months Ended	Nine Months Ended
	September 29,	September 29,
(In millions except per share amounts)	2012	2012

Revenues	$3,122.6	$9,383.8

Income from Continuing Operations	$310.6	$894.8

Net Income	$301.6	$823.6

Earnings per Share from Continuing Operations:
Basic	$0.86	$2.45
Diluted	$0.85	$2.43

Earnings per Share:
Basic	$0.83	$2.25
Diluted	$0.83	$2.24

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

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Business Segment Information

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(In millions)	2013	2012	2013	2012

Revenues
Analytical Technologies	$996.6	$986.5	$2,980.9	$2,938.9
Specialty Diagnostics	759.2	706.7	2,358.4	2,170.5
Laboratory Products and Services	1,582.1	1,526.3	4,709.6	4,537.1
Eliminations	(146.1)	(133.8)	(425.5)	(395.9)

Consolidated revenues	3,191.8	3,085.7	9,623.4	9,250.6

Segment Income
Analytical Technologies (a)	180.4	186.1	534.4	533.9
Specialty Diagnostics (a)	203.7	170.0	642.3	556.2
Laboratory Products and Services (a)	235.3	219.6	681.6	652.2

Subtotal reportable segments (a)	619.4	575.7	1,858.3	1,742.3

Cost of revenues charges	(0.9)	(3.1)	(27.2)	(42.5)
Selling, general and administrative charges, net	(24.0)	(19.0)	(47.9)	(13.1)
Restructuring and other costs, net	(11.4)	(15.2)	(54.4)	(51.7)
Amortization of acquisition-related intangible assets	(191.0)	(186.2)	(574.2)	(553.5)

Consolidated operating income	392.1	352.2	1,154.6	1,081.5
Other expense, net (b)	(73.1)	(55.8)	(212.7)	(155.6)

Income from continuing operations before income taxes	$319.0	$296.4	$941.9	$925.9

Depreciation
Analytical Technologies	$15.9	$15.1	$46.2	$47.3
Specialty Diagnostics	18.2	18.2	54.7	53.8
Laboratory Products and Services	25.3	25.7	75.5	74.7

Consolidated depreciation	$59.4	$59.0	$176.4	$175.8

(a)  Represents operating income before certain charges to cost of revenues and selling, general and administrative expenses; restructuring and other costs, net; and
       amortization of acquisition-related intangibles.
(b) The company does not allocate other expense, net to its segments.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4.	Other Expense, Net

The components of other expense, net, in the accompanying statement of income are as follows:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(In millions)	2013	2012	2013	2012

Interest Income	$7.1	$5.9	$21.4	$19.0
Interest Expense	(64.3)	(60.3)	(193.1)	(175.4)
Other Items, Net	(15.9)	(1.4)	(41.0)	0.8

	$(73.1)	$(55.8)	$(212.7)	$(155.6)

Other Items, Net

In the third quarter and first nine months of 2013, other items, net includes $20 million and $61 million, respectively, of charges related to amortization of fees paid to obtain bridge financing commitments related to the Life Technologies Acquisition.

In the first nine months of 2013, the company recorded $5 million of gains from sales of equity investments. Additionally, the company irrevocably contributed appreciated available-for-sale investments that had a fair value of $27 million to two of its U.K. defined benefit plans, resulting in realization of a previously unrecognized gain of $11 million.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 5.           Stock-based Compensation Expense

    The components of stock-based compensation expense are as follows:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(In millions)	2013	2012	2013	2012

Stock Option Awards	$10.4	$9.8	$30.6	$30.0
Restricted Share/Unit Awards	12.5	10.5	36.0	27.8

Total Stock-based Compensation Expense	$22.9	$20.3	$66.6	$57.8

    Stock-based compensation expense is included in the accompanying statement of income as follows:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(In millions)	2013	2012	2013	2012

Cost of Revenues	$1.8	$1.2	$5.2	$3.8
Selling, General and Administrative Expenses	20.3	18.6	59.0	52.6
Research and Development Expenses	0.8	0.5	2.4	1.4

Total Stock-based Compensation Expense	$22.9	$20.3	$66.6	$57.8

    As of September 28, 2013, there was $75 million of total unrecognized compensation cost related to unvested stock options granted. The cost is expected to be recognized through 2017 with a weighted average amortization period of 2.4 years.

As of September 28, 2013, there was $78 million of total unrecognized compensation cost related to unvested restricted stock unit awards. The cost is expected to be recognized through 2017 with a weighted average amortization period of 2.1 years.

During the first nine months of 2013, the company made equity compensation grants to employees consisting of 0.9 million service- and performance-based restricted stock units and options to purchase 1.9 million shares.

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

Net periodic benefit costs for the company’s defined benefit pension plans include the following components:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(In millions)	2013	2012	2013	2012

Service Cost - Benefits Earned	$5.8	$2.9	$15.2	$8.9
Interest Cost on Benefit Obligation	11.9	12.7	35.8	38.2
Expected Return on Plan Assets	(13.3)	(13.8)	(39.7)	(41.4)
Amortization of Net Loss	2.8	1.7	8.5	5.1
Amortization of Prior Service Benefit	—	(0.1)	(0.2)	(0.1)
Settlement/Curtailment Loss	—	0.1	—	—
Special Termination Benefits	0.7	—	1.2	0.5

Net Periodic Benefit Cost	$7.9	$3.5	$20.8	$11.2

    Net periodic benefit costs for the company's other postretirement benefit plans include the following components:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(In millions)	2013	2012	2013	2012

Service Cost - Benefits Earned	$0.1	$0.1	$0.4	$0.5
Interest Cost on Benefit Obligation	0.4	0.4	1.3	1.4
Amortization of Net (Gain) Loss	—	(0.1)	0.1	(0.1)

Net Periodic Benefit Cost	$0.5	$0.4	$1.8	$1.8

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 7.	Earnings per Share

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(In millions except per share amounts)	2013	2012	2013	2012

Income from Continuing Operations	$317.7	$299.4	$936.1	$872.6
Loss from Discontinued Operations	(0.1)	(4.1)	(0.7)	(15.4)
Loss on Disposal of Discontinued Operations, Net	—	(4.9)	(4.2)	(55.7)

Net Income	$317.6	$290.4	$931.2	$801.5

Basic Weighted Average Shares	361.2	362.6	359.8	365.6
Plus Effect of:
Equity forward arrangement	2.5	—	0.8	—
Stock options and restricted units	3.6	2.8	3.5	2.6

Diluted Weighted Average Shares	367.3	365.4	364.1	368.2

Basic Earnings per Share:
Continuing operations	$.88	$.83	$2.60	$2.39
Discontinued operations	—	(.02)	(.01)	(.19)

	$.88	$.80	$2.59	$2.19

Diluted Earnings per Share:
Continuing operations	$.86	$.82	$2.57	$2.37
Discontinued operations	—	(.02)	(.01)	(.19)

	$.86	$.79	$2.56	$2.18

Options to purchase 0.1 million, 6.4 million, 1.3 million and 8.6 million shares of common stock were not included in the computation of diluted earnings per share for the third quarter of 2013 and 2012 and the first nine months of 2013 and 2012, respectively, because their effect would have been antidilutive.

Note 8.	Debt and Other Financing Arrangements

Credit Facilities

On July 25, 2013, the company terminated its prior revolving credit agreement and entered into a new revolving credit facility with a bank group that provides for up to $1.5 billion of unsecured multi-currency revolving credit. The facility expires in July 2018. The agreement calls for interest at either a LIBOR-based rate or a rate based on the prime lending rate of the agent bank, at the company’s option. The agreement contains affirmative, negative and financial covenants, and events of default customary for financings of this type. The financial covenant requires the company to maintain a Consolidated Leverage Ratio of debt to EBITDA (as defined in the agreement) below 3.5 to 1.0 prior to the closing date of the Life Technologies Acquisition, below 5.5 to 1.0 during the first six months after the closing date of the Life Technologies Acquisition and decreasing, based on the passage of time, to 3.5 to 1.0, after 18 months and an Interest Coverage Ratio of EBITDA (as defined in the agreement) to interest expense below 3.0 to 1.0. The credit agreement permits the company to use the facility for working capital; acquisitions; repurchases of common stock, debentures and other securities; the refinancing of debt; and general corporate purposes. The credit agreement allows for the issuance of letters of credit, which reduces the amount available for borrowing. If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper ($50 million at September 28, 2013) to provide a source of funds in the event that commercial paper markets are not available. As of September 28, 2013, no borrowings were outstanding under the facility, although available capacity was reduced by approximately $46 million as a result of outstanding letters of credit.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In connection with the planned acquisition of Life Technologies, the company entered into a bridge credit agreement and a term loan agreement. The bridge credit agreement is a 364-day unsecured committed bridge facility in the principal amount of $3.56 billion as of November 1, 2013. The term loan agreement is a 3-year unsecured $5 billion term loan facility. Borrowing under both agreements is conditioned on, among other things, the consummation of the Life Technologies Acquisition. The agreements call for interest at either a LIBOR-based rate or a rate based on the prime lending rate of the agent bank, at the company’s option. The agreements contain affirmative, negative and financial covenants, and events of default customary for financings of this type. The financial covenants require the company to maintain a Consolidated Leverage Ratio of debt to EBITDA (as defined in the agreements) below 5.5 to 1.0 during the first six months after the borrowing date and decreasing, based on the passage of time, to 3.5 to 1.0, beginning 18 months after the borrowing date. The company must also maintain a minimum interest coverage ratio of 3.0 to 1.0. The company expects to issue long-term debt to replace the bridge facility.

Cash Flow Hedge Arrangements

During 2013, the company entered into interest rate swap agreements to mitigate the risk of interest rates rising prior to completion of a debt offering. Based on the company’s conclusion that a debt offering is probable as a result of debt maturing in 2014 and that such debt would carry semi-annual interest payments over a 10-year term, the swaps hedge the cash flow risk for each of the semi-annual fixed-rate interest payments on $575 million of principal amount of the planned 10-year fixed-rate debt issue. The increase in the fair value of the hedges, $5 million, net of tax, as of September 28, 2013, was classified as an increase to accumulated other comprehensive items within shareholder’s equity.

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

Changes in each component of accumulated other comprehensive items, net of tax are as follows:

(In millions)	Currency Translation Adjustment	Unrealized Gains (Losses) on Available-for- Sale Investments	Unrealized Gains (Losses) on Hedging Instruments	Pension and Other Postretirement Benefit Liability Adjustment	Total

Balance at December 31, 2012	$87.4	$7.7	$(32.9)	$(212.6)	$(150.4)
Other comprehensive income (loss) before reclassifications	(6.2)	1.2	5.0	(0.2)	(0.2)
Amounts reclassified from accumulated other comprehensive items	—	(8.0)	2.4	5.8	0.2

Net other comprehensive items	(6.2)	(6.8)	7.4	5.6	—

Balance at September 28, 2013	$81.2	$0.9	$(25.5)	$(207.0)	$(150.4)

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The amounts reclassified out of accumulated other comprehensive items are as follows:

		Nine Months Ended
	Affected Line Item in the	September 28,	September 29,
(In millions)	Statement of Income	2013	2012

Amounts Reclassified From Accumulated Other Comprehensive Items
Unrealized gains and losses on available-for-sale investments
Realized gain on sale or transfer of available-for-sale investments	Other Expense, Net	$(10.5)	$—
Tax provision	Provision for Income Taxes	2.5	—

		$(8.0)	$—

Unrealized gains and losses on hedging instruments
Realized loss on interest rate swaps and locks	Other Expense, Net	$4.0	$3.9
Tax benefit	Provision for Income Taxes	(1.6)	(1.5)

		$2.4	$2.4

Pension and other postretirement benefit liability adjustment
Amortization of actuarial losses	Net Periodic Benefit Cost -	$8.6	$5.0
Amortization of prior service benefit	see Note 6 for details	(0.2)	(0.1)

Total before tax		8.4	4.9
Tax benefit	Provision for Income Taxes	(2.6)	(1.6)

		$5.8	$3.3

Total reclassifications		$0.2	$5.7

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

Under the terms of the agreements, the counterparties borrowed shares of the company’s common stock and sold them for $85.50 per share. Upon settlement of the agreements, to the extent that the agreements are physically settled, the company would be required to issue and deliver shares of its common stock at the then applicable forward sale price. The forward price was initially $83.2770 per share, net of underwriting fees, and is subject to adjustment in accordance with the terms of the agreements including fixed reductions related to cash dividends. The forward price was $82.8277 per share on September 28, 2013. The equity forward agreements must be settled fully within 14 months of the date of the agreements. Although the company expects to physically settle the forward sale agreements by delivering shares of its common stock in exchange for cash proceeds, it may elect cash or net share settlement for all or a portion of its obligations under the forward agreements.

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

At September 28, 2013, the equity forward agreements could have been settled with physical delivery of the shares to the forward counterparties in exchange for cash of $2.45 billion. At September 28, 2013, the equity forward agreements could also have been cash settled, with delivery of cash of approximately $301.3 million to the forward counterparties, or net share settled with delivery of approximately 3.2 million shares of common stock to the forward counterparties.

Prior to their settlement, to the extent that the equity forward agreements are dilutive, they are reflected in the company’s diluted earnings per share calculations using the treasury stock method.

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

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents information about the company’s financial assets and liabilities measured at fair value on a recurring basis as of September 28, 2013:

	September 28,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2013	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents	$869.5	$869.5	$—	$—
Investments in mutual funds, unit trusts and other similar instruments	9.6	9.6	—	—
Insurance contracts	70.6	—	70.6	—
Auction rate securities	4.2	—	—	4.2
Derivative contracts	11.2	—	11.2	—

Total Assets	$965.1	$879.1	$81.8	$4.2

Liabilities
Derivative contracts	$3.3	$—	$3.3	$—
Contingent consideration	32.9	—	—	32.9

Total Liabilities	$36.2	$—	$3.3	$32.9

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

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(In millions)	2013	2012	2013	2012

Auction Rate Securities
Beginning Balance	$4.2	$4.3	$4.3	$4.3
Sale of securities	—	—	(0.1)	—

Ending Balance	$4.2	$4.3	$4.2	$4.3

The company has the ability and intent to hold the auction rate securities to maturity unless they are redeemed earlier by the issuer.

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(In millions)	2013	2012	2013	2012

Contingent Consideration
Beginning Balance	$33.7	$4.6	$20.1	$1.7
Additions	—	12.9	—	15.8
Payments	(0.7)	(0.7)	(0.7)	(1.0)
Change in fair value included in earnings	(0.1)	—	13.5	0.3

Ending Balance	$32.9	$16.8	$32.9	$16.8

The notional amounts of derivative contracts outstanding, consisting of currency exchange contracts and interest rate locks, totaled $1.62 billion and $719 million at September 28, 2013 and December 31, 2012, respectively.

While certain derivatives are subject to netting arrangements with counterparties, the company does not offset derivative assets and liabilities within the consolidated balance sheet. The following tables present the fair value of derivative instruments in the consolidated balance sheet and statement of income.

	Fair Value – Assets		Fair Value – Liabilities
	September 28,	December 31,	September 28,	December 31,
(In millions)	2013	2012	2013	2012

Derivatives Designated as Hedging Instruments
Interest rate forward swaps (a)	$10.5	$—	$2.5	$—
Derivatives Not Designated as Hedging Instruments
Currency exchange contracts (b)	0.7	1.6	0.8	0.8

(a) The fair value of the interest rate forward swaps is included in the consolidated balance sheet under the captions other current assets and other accrued expenses.
(b) The fair value of the currency exchange contracts is included in the consolidated balance sheet under the captions other current assets or other accrued expenses.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Gain (Loss) Recognized
	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(In millions)	2013	2012	2013	2012

Derivatives Not Designated as Fair Value Hedges
Currency exchange contracts
Included in cost of revenues	$1.5	$1.2	$2.0	$2.6
Included in other expense, net	(26.8)	(8.8)	(12.0)	(2.2)

Gains and losses recognized on currency exchange contracts are included in the consolidated statement of income together with the corresponding, offsetting losses and gains on the underlying hedged transactions.

Fair Value of Other Financial Instruments

The carrying value and fair value of the company’s notes receivable and debt obligations are as follows:

	September 28, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
(In millions)	Value	Value	Value	Value

Notes Receivable	$3.8	$3.8	$4.7	$4.7

Debt Obligations:
Senior notes	$7,008.2	$7,085.1	$7,019.5	$7,455.2
Commercial paper	50.0	50.0	50.0	50.0
Other	53.3	53.3	54.8	54.8

	$7,111.5	$7,188.4	$7,124.3	$7,560.0

    The fair value of debt obligations was determined based on quoted market prices and on borrowing rates available to the company at the respective period ends which represent level 2 measurements.

Note 12.	Supplemental Cash Flow Information

	Nine Months Ended
	September 28,	September 29,
(In millions)	2013	2012

Non-cash Activities
Fair value of assets of acquired businesses and product lines	$—	$1,164.3
Cash paid for acquired businesses and product lines	—	(1,069.0)

Liabilities assumed of acquired businesses and product lines	$—	$95.3

Fair value of available-for-sale investments contributed to defined benefit plans	$27.1	$—

Declared but unpaid dividends	$55.5	$47.7

Issuance of stock upon vesting of restricted stock units	$63.2	$28.8

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 13.	Restructuring and Other Costs, Net

Restructuring and other costs in the first nine months of 2013 primarily included continuing charges for headcount reductions and facility consolidations in an effort to streamline operations, including the closure and consolidation of operations within several facilities in the U.S. and Europe. The company’s year-to-date severance actions associated with facility consolidations and cost reduction measures affected approximately 2% of the company’s workforce.

As of November 1, 2013, the company has identified restructuring actions that will result in additional charges of approximately $60 million, primarily in the remainder of 2013.

Third Quarter of 2013

During the third quarter of 2013, the company recorded net restructuring and other costs by segment as follows:

(In millions)	Analytical Technologies	Specialty Diagnostics	Laboratory Products and Services	Corporate	Total

Cost of Revenues	$0.4	$0.5	$—	$—	$0.9
Selling, General and Administrative Expenses	16.4	(0.7)	—	8.3	24.0
Restructuring and Other Costs, Net	1.4	5.2	4.7	0.1	11.4

	$18.2	$5.0	$4.7	$8.4	$36.3

The components of net restructuring and other costs by segment are as follows:

Analytical Technologies

The Analytical Technologies segment recorded $18.2 million of net restructuring and other charges in the third quarter of 2013. The segment recorded charges to cost of revenues of $0.4 million for accelerated depreciation at facilities closing due to real estate consolidation; charges to selling, general and administrative expenses of $16.4 million primarily for transaction costs related to the pending acquisition of Life Technologies (Note 2); and $1.4 million of other restructuring costs, net, $3.4 million of which were cash costs. These costs, which were associated with headcount reductions and facility consolidations including the consolidation and closure of several facilities in the U.S. and Europe, consisted of $3.0 million of severance; $0.2 million of abandoned facility costs; and $0.2 million of other cash costs, primarily outplacement costs for severed employees. The segment also realized gains of $2.0 million on the sale of real estate in the U.S. and Europe.

Specialty Diagnostics

The Specialty Diagnostics segment recorded $5.0 million of net restructuring and other charges in the third quarter of 2013. The segment recorded charges to cost of revenues of $0.5 million for accelerated depreciation at facilities closing due to real estate consolidation; a reduction to selling, general and administrative expenses of $0.7 million for revisions of estimated contingent consideration for a recent acquisition; and $5.2 million of other restructuring costs, which were primarily cash costs principally associated with headcount reductions. The cash costs consisted of $4.2 million of severance and $1.1 million of other cash costs, primarily outplacement costs for severed employees and moving expenses associated with facility consolidations.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Laboratory Products and Services

The Laboratory Products and Services segment recorded $4.7 million of net restructuring and other charges in the third quarter of 2013. The segment recorded $3.6 million of cash costs, associated with headcount reductions and facility consolidations to streamline operations, which included $2.4 million of severance and $1.3 million of abandoned facility costs. The segment also recorded $1.1 million of non-cash expense primarily for pension charges related to the headcount reductions.

Corporate

During the third quarter of 2013, the company recorded a charge to selling, general and administrative expenses of $8.3 million associated with product liability litigation and $0.1 million of cash restructuring costs primarily for severance at its corporate operations.

First Nine Months of 2013

During the first nine months of 2013, the company recorded net restructuring and other costs as follows:

(In millions)	Analytical Technologies	Specialty Diagnostics	Laboratory Products and Services	Corporate	Total

Cost of Revenues	$1.9	$24.7	$0.6	$—	$27.2
Selling, General and Administrative Expenses	26.7	12.9	—	8.3	47.9
Restructuring and Other Costs, Net	15.0	14.9	22.5	2.0	54.4

	$43.6	$52.5	$23.1	$10.3	$129.5

The components of net restructuring and other costs by segment are as follows:

Analytical Technologies

In the first nine months of 2013, the Analytical Technologies segment recorded $43.6 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $1.9 million for accelerated depreciation at facilities closing due to real estate consolidation; charges to selling, general and administrative expenses of $26.7 million primarily for transaction costs related to the pending acquisition of Life Technologies (Note 2); and $15.0 million of other restructuring costs, net, $16.6 million of which were cash costs. The cash costs, which were associated with headcount reductions and facility consolidations including the consolidation and closure of several facilities in the U.S. and Europe, consisted of $12.4 million of severance; $2.4 million of abandoned facility costs; and $1.8 million of other cash costs, primarily for moving and other expenses associated with facility consolidations. In addition, the segment realized a gain of $2.0 million on the sale of real estate in the U.S and Europe. The segment also recorded $0.4 million of non-cash expense for writedowns of real estate held for sale.

Specialty Diagnostics

In the first nine months of 2013, the Specialty Diagnostics segment recorded $52.5 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $24.7 million primarily for the sale of inventories revalued at the date of acquisition; charges to selling, general and administrative expenses of $12.9 million for revisions of estimated contingent consideration for a recent acquisition; and $14.9 million of other restructuring costs, net, which were primarily cash costs. The cash costs consisted of $13.0 million of severance and $2.0 million of other cash costs primarily for outplacement costs for severed employees and moving expenses associated with facility consolidations.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Laboratory Products and Services

In the first nine months of 2013, the Laboratory Products and Services segment recorded $23.1 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $0.6 million for accelerated depreciation at facilities closing due to real estate consolidation and $22.5 million of other restructuring costs, $21.1 million of which were cash costs. The cash costs, which consisted of headcount reductions and facility consolidations to streamline operations, included $15.2 million of severance; $3.4 million of abandoned facility costs; and $2.5 million of other cash costs, primarily moving and relocation expenses associated with facility consolidations. The segment also recorded $1.4 million of non-cash expense, net, primarily for pension charges related to the headcount reductions.

Corporate

In the first nine months of 2013, the company recorded a charge to selling, general and administrative expenses of $8.3 million associated with product liability litigation and $2.0 million of cash restructuring costs primarily for severance at its corporate operations.

The following table summarizes the cash components of the company’s restructuring plans. The non-cash components and other amounts reported as restructuring and other costs, net, in the accompanying statement of income have been summarized in the notes to the tables. Accrued restructuring costs are included in other accrued expenses in the accompanying balance sheet.

		Abandonment
(In millions)	Severance	of Excess Facilities	Other (a)	Total

Pre-2012 Restructuring Plans
Balance At December 31, 2012	$4.2	$5.9	$0.4	$10.5
Costs incurred in 2013	0.7	0.8	—	1.5
Reserves reversed	(0.1)	—	—	(0.1)
Payments	(3.7)	(2.8)	—	(6.5)

Balance At September 28, 2013	$1.1	$3.9	$0.4	$5.4

2012 Restructuring Plans
Balance At December 31, 2012	$15.8	$2.4	$2.4	$20.6
Costs incurred in 2013	4.3	3.0	2.7	10.0
Reserves reversed	(1.8)	—	(0.2)	(2.0)
Payments	(9.3)	(2.9)	(4.7)	(16.9)
Currency translation	0.1	(0.2)	—	(0.1)

Balance At September 28, 2013	$9.1	$2.3	$0.2	$11.6

2013 Restructuring Plans
Costs incurred in 2013	$39.2	$2.3	$3.8	$45.3
Payments	(23.7)	(1.4)	(2.6)	(27.7)
Currency translation	(1.9)	—	—	(1.9)

Balance At September 28, 2013	$13.6	$0.9	$1.2	$15.7

(a)	Other includes employee retention costs which are accrued ratably over the period through which employees must work to qualify for a payment.

The company expects to pay accrued restructuring costs as follows: severance, employee-retention obligations and other costs, primarily through 2014; and abandoned-facility payments, over lease terms expiring through 2018.

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

Operating results of the laboratory workstations business were as follows:

	Three Months Ended	Nine Months Ended
	September 29,	September 29,
(In millions)	2012	2012

Revenues	$44.7	$139.0
Pre-tax Income (Loss)	(6.8)	(25.2)

In the first quarter of 2013, the company recorded an after-tax charge of $4.2 million for the estimated cost to raze certain abandoned facilities of the discontinued operations prior to the planned sale of the related land.

THERMO FISHER SCIENTIFIC INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934 are made throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements also include without limitation statements relating to our recently announced agreement to acquire Life Technologies Corporation (“Life Technologies”), the satisfaction of conditions precedent to, and the consummation of, our acquisition of Life Technologies, and our ability to secure regulatory approvals, in each case including the timing thereof. While the company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the company’s estimates change, and readers should not rely on those forward-looking statements as representing the company’s views as of any date subsequent to the date of the filing of this Quarterly Report.

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

THERMO FISHER SCIENTIFIC INC.

The Merger Agreement contains customary representations and warranties from both Life Technologies and the company, and also contains customary covenants. The completion of the Life Technologies Acquisition is subject to certain customary conditions, including the receipt of certain required antitrust approvals. Each of the company’s and Life Technologies’ obligation to complete the Life Technologies Acquisition is also subject to certain additional customary conditions, including (i) the accuracy of the representations and warranties of the other party, subject to certain materiality qualifiers (ii) performance in all material respects by the other party of its obligations under the Merger Agreement, and (iii), in the case of the company’s obligations to complete the Life Technologies Acquisition, there not having been any effect, change, event, circumstance, or occurrence that has had or would reasonably be expected to have a Material Adverse Effect (as such term is defined in the Merger Agreement) on Life Technologies. The Life Technologies Acquisition is not conditioned upon the company’s receipt of financing.

The company entered into a bridge credit agreement (the “Bridge Facility”) and a term loan agreement (the “Term Credit Facility”) to fund the Life Technologies Acquisition (see Note 8). The Bridge Facility is a 364-day unsecured committed bridge facility in the principal amount of $3.56 billion as of November 1, 2013. The Term Credit Facility is a 3-year unsecured $5 billion term loan facility. The company ultimately expects to finance the purchase price with up to $3.25 billion of equity financing, including $2.5 billion of its common stock sold in June 2013 under equity forward agreements (Note 10) and up to a maximum of $750 million of equity or equity-linked securities, with the remaining purchase price to be financed with the Term Credit Facility, new debt and cash on hand. The company will not receive any proceeds from the sale of common stock until the equity forward agreements are settled, which it expects would occur near to the date of the acquisition, and at that time it will record the proceeds, if any, in equity.

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

	Three Months Ended				Nine Months Ended
	September 28,		September 29,		September 28,		September 29,
(Dollars in millions)	2013		2012		2013		2012

Revenues
Analytical Technologies	$996.6	31.2%	$986.5	32.0%	$2,980.9	31.0%	$2,938.9	31.8%
Specialty Diagnostics	759.2	23.8%	706.7	22.9%	2,358.4	24.5%	2,170.5	23.5%
Laboratory Products and Services	1,582.1	49.6%	1,526.3	49.5%	4,709.6	48.9%	4,537.1	49.0%
Eliminations	(146.1)	(4.6)%	(133.8)	(4.4)%	(425.5)	(4.4)%	(395.9)	(4.3)%

	$3,191.8	100%	$3,085.7	100%	$9,623.4	100%	$9,250.6	100%

Sales in the third quarter of 2013 were $3.19 billion, an increase of $106 million from the third quarter of 2012. Aside from the effects of acquisitions and currency translation (discussed in total and by segment below), revenues in 2013 increased $67 million (2%) over 2012 revenues primarily due to increased demand. Demand from pharmaceutical and biotech customers remained strong. Sales to customers in academic and government markets decreased slightly while sales to customers in industrial markets grew modestly in the third quarter of 2013. The company expects weakness in academic and government markets will continue in the near term due in part to uncertainty in government funding expectations in the U.S. The company expects softness in industrial markets will continue in the near term due in part to macro economic conditions.

In the third quarter of 2013, total company operating income and operating income margin were $392 million and 12.3%, respectively, compared with $352 million and 11.4%, respectively, in 2012. The increase in operating income was primarily due to productivity improvements, net of inflationary cost increases, and, to a lesser extent, profit on incremental sales from acquisitions. The increase was offset in part by commercial investments, unfavorable foreign currency exchange and an increase in amortization expense of $5 million in 2013, primarily related to the acquisition of One Lambda. The company’s references throughout this discussion to productivity improvements generally refer to improved cost efficiencies from its Practical Process Improvement (PPI) business system, reduced costs resulting from global sourcing initiatives and a lower cost structure following restructuring actions including headcount reductions and consolidation of facilities.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Results of Operations and Liquidity (continued)

The company’s effective tax rate was 0.4% in the third quarter of 2013. The company recorded a benefit from income taxes in the third quarter of 2012 due to a year-to-date adjustment to reflect lower full year taxes based on forecasted profitability in the countries in which the company conducts business. Due primarily to the non-deductibility of intangible asset amortization for tax purposes, the company’s cash payments for income taxes for its continuing operations are higher than its income tax expense for financial reporting purposes and are expected to total $200 to $250 million in 2013. The effective tax rate was also affected by relatively significant earnings in lower tax jurisdictions. In addition, the company recorded a discrete benefit of $9.8 million or 3.1 percentage points in the third quarter of 2013 that arose from tax planning at a non-U.S. subsidiary and corresponding U.S. foreign tax credits that primarily relate to income taxed in prior periods. The tax provision in the 2013 period was also favorably affected by $3.2 million, or 1.0 percentage point, as a result of adjustments to deferred tax balances due to changes in tax rates. The tax provision in the 2012 period was favorably affected by $1.5 million, or 0.5 percentage points, as a result of adjustments to deferred tax balances due to changes in tax rates. The company expects its effective tax rate in 2013 will be between 1.5% and 3.5% based on currently forecasted rates of profitability in the countries in which the company conducts business.

Income from continuing operations increased to $318 million in the third quarter of 2013, from $299 million in the third quarter of 2012, primarily due to increased operating income, offset in part by to $20 million of amortization of fees paid to obtain bridge financing commitments related to the pending acquisition of Life Technologies.

During the first nine months of 2013, the company’s cash flow from operations totaled $1.28 billion (after deducting $3 million used by discontinued operations), compared with $1.38 billion (after deducting $21 million used by discontinued operations) for the first nine months of 2012. The decrease resulted in part from fees paid to obtain bridge financing commitments and other transaction costs, totaling $80 million, related to the pending acquisition of Life Technologies. In addition, higher increases in working capital items than in 2012 were offset in part by higher income before amortization and depreciation in 2013 compared to 2012.

As of September 28, 2013, the company’s short-term debt totaled $394 million, including $50 million of commercial paper obligations and $301 million of senior notes, due February 2014. The company has a revolving credit facility with a bank group that provides up to $1.5 billion of unsecured multi-currency revolving credit. If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of September 28, 2013, no borrowings were outstanding under the company’s revolving credit facility, although available capacity was reduced by approximately $46 million as a result of outstanding letters of credit.

The company believes that its existing cash and short-term investments of $1.85 billion as of September 28, 2013, and the company’s future cash flow from operations together with available borrowing capacity under its revolving credit agreement are sufficient to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months. As described in detail above, in connection with the Life Technologies Acquisition, the company expects to incur significant additional indebtedness and to issue additional equity or equity-linked securities.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

The company’s discussion and analysis of its financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements of the company’s Form 10-K for 2012, describe the significant accounting estimates and policies used in preparation of the consolidated financial statements. Actual results in these areas may differ from management’s estimates under different assumptions or conditions. There have been no significant changes in the company’s critical accounting policies during the first nine months of 2013.

Results of Operations

Third Quarter 2013 Compared With Third Quarter 2012

Continuing Operations

	Three Months Ended
	September 28,	September 29,	Total	Currency	Acquisitions/
(In millions)	2013	2012	Change	Translation	Divestitures	Operations

Revenues
Analytical Technologies	$996.6	$986.5	$10.1	$(5.4)	$1.1	$14.4
Specialty Diagnostics	759.2	706.7	52.5	1.2	42.1	9.2
Laboratory Products and Services	1,582.1	1,526.3	55.8	0.8	—	55.0
Eliminations	(146.1)	(133.8)	(12.3)	(0.5)	—	(11.8)

Consolidated Revenues	$3,191.8	$3,085.7	$106.1	$(3.9)	$43.2	$66.8

Sales in the third quarter of 2013 were $3.19 billion, an increase of $106 million from the third quarter of 2012. Sales increased $43 million due to acquisitions. The unfavorable effects of currency translation resulted in a decrease in revenues of $4 million in 2013. Aside from the effects of acquisitions and currency translation, revenues increased $67 million (2%) primarily due to increased demand, offset in part by lower sales to customers in academic and government markets. The company expects weakness in academic and government markets will continue in the near term due in part to uncertainty in government funding expectations in the U.S. Demand from pharmaceutical and biotech customers remained strong in the third quarter of 2013. Sales to customers in industrial markets grew modestly. The company expects softness in industrial markets will continue in the near term due in part to macro economic conditions. Sales growth was strong in Asia, modest in Europe and declined slightly in North America.

In the third quarter of 2013, total company operating income and operating income margin were $392 million and 12.3%, respectively, compared with $352 million and 11.4%, respectively, in 2012. The increase in operating income was primarily due to productivity improvements, net of inflationary cost increases, and, to a lesser extent, profit on incremental sales from acquisitions. The increase was offset in part by commercial investments, unfavorable foreign currency exchange and an increase in amortization expense of $5 million in 2013, primarily related to the acquisition of One Lambda. The company’s references throughout this discussion to productivity improvements generally refer to improved cost efficiencies from its Practical Process Improvement (PPI) business system, reduced costs resulting from global sourcing initiatives and a lower cost structure following restructuring actions including headcount reductions and consolidation of facilities.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

    In the third quarter of 2013, the company recorded restructuring and other costs, net, of $36 million, including $1 million of charges to cost of revenues primarily related to accelerated depreciation on manufacturing assets to be abandoned due to facility consolidations and $24 million of charges to selling, general and administrative expenses for transaction costs related to the pending acquisition of Life Technologies and a charge associated with product liability litigation. The company incurred $12 million of cash restructuring costs primarily for continued headcount reductions and facility consolidations in an effort to streamline operations, including severance at several businesses and abandoned facility expenses at businesses that have been or are being consolidated, including the consolidation of operations within several facilities in the U.S. and Europe (see Note 13).

In the third quarter of 2012, the company recorded restructuring and other costs, net, of $37 million, including $3 million of charges to cost of revenues primarily related to the sale of inventories revalued at the date of acquisition and, to a lesser extent, accelerated depreciation on manufacturing assets to be abandoned due to facility consolidations and $19 million of charges to selling, general and administrative expenses primarily for $12 million of transaction costs related to the acquisition of One Lambda and a $7 million charge for product liability litigation. The company incurred $15 million of cash restructuring costs primarily for continued headcount reductions and facility consolidations in an effort to streamline operations, including severance at several businesses and abandoned facility expenses at businesses that were being consolidated, such as the consolidation of several facilities in the U.S. and Europe.

As of November 1, 2013, the company has identified restructuring actions that will result in additional charges of approximately $60 million primarily in 2013 and expects to identify additional actions during the remainder of 2013. The restructuring actions for which charges were incurred in the first nine months of 2013 are expected to result in annual cost savings of approximately $60 million.

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

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

	Three Months Ended
	September 28,	September 29,
(Dollars in millions)	2013	2012	Change

Revenues
Analytical Technologies	$996.6	$986.5	1%
Specialty Diagnostics	759.2	706.7	7%
Laboratory Products and Services	1,582.1	1,526.3	4%
Eliminations	(146.1)	(133.8)	9%

Consolidated Revenues	$3,191.8	$3,085.7	3%

Segment Income
Analytical Technologies	$180.4	$186.1	(3)%
Specialty Diagnostics	203.7	170.0	20%
Laboratory Products and Services	235.3	219.6	7%

Subtotal Reportable Segments	619.4	575.7	8%

Cost of Revenues Charges	(0.9)	(3.1)
Selling, General and Administrative Charges, Net	(24.0)	(19.0)
Restructuring and Other Costs, Net	(11.4)	(15.2)
Amortization of Acquisition-related Intangible Assets	(191.0)	(186.2)

Consolidated Operating Income	$392.1	$352.2	11%

Reportable Segments Operating Income Margin	19.4%	18.7%

Consolidated Operating Income Margin	12.3%	11.4%

Income from the company’s reportable segments increased 8% to $619 million in the third quarter of 2013 due primarily to productivity improvements, net of inflationary costs increases, and, to a lesser extent, profit on incremental sales from acquisitions, offset in part by commercial investments and unfavorable foreign currency exchange.

   Analytical Technologies

	Three Months Ended
	September 28,	September 29,
(Dollars in millions)	2013	2012	Change

Revenues	$996.6	$986.5	1%

Operating Income Margin	18.1%	18.9%	(0.8)pt

Sales in the Analytical Technologies segment increased $10 million to $997 million in the third quarter of 2013. Sales increased $14 million (1%) due to higher revenues at existing businesses and $1 million due to acquisitions. These increases were offset in part by a decrease of $5 million due to the unfavorable effects of currency translation. The increase in revenue at existing businesses was primarily due to increased demand for chromatography and mass spectrometry instruments, including stimulus-funded government sales in Japan, offset in part by lower sales of chemical analysis products which the company believes were affected by macro economic conditions facing customers in industrial markets.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

Operating income margin was 18.1% in the third quarter of 2013 and 18.9% in the third quarter of 2012. The decrease resulted primarily from commercial investments, unfavorable foreign currency exchange and unfavorable sales mix, offset in part by productivity improvements, net of inflationary cost increases.

   Specialty Diagnostics

	Three Months Ended
	September 28,	September 29,
(Dollars in millions)	2013	2012	Change

Revenues	$759.2	$706.7	7%

Operating Income Margin	26.8%	24.1%	2.7pt

Sales in the Specialty Diagnostics segment increased $53 million to $759 million in the third quarter of 2013. Sales increased $42 million due to an acquisition, $9 million (1%) due to higher revenues at existing businesses and $1 million due to the favorable effects of currency translation. The increase in revenue at existing businesses was primarily due to increased demand, particularly for clinical diagnostics and, to a lesser extent, microbiology products, partially offset by weakness from reduced healthcare utilization and lower sales of instruments to diagnostic laboratories due in part to lower healthcare reimbursement rates in the U.S. for anatomical pathology tests.

Operating income margin was 26.8% in the third quarter of 2013 and 24.1% in the third quarter of 2012. The increase resulted primarily from productivity improvements, net of inflationary cost increases as well as profit on incremental sales from an acquisition and favorable sales mix. The increases were offset in part by commercial investments.

   Laboratory Products and Services

	Three Months Ended
	September 28,	September 29,
(Dollars in millions)	2013	2012	Change

Revenues	$1,582.1	$1,526.3	4%

Operating Income Margin	14.9%	14.4%	0.5pt

Sales in the Laboratory Products and Services segment increased $56 million to $1.58 billion in the third quarter of 2013. Sales increased $55 million (4%) due to higher revenues at existing businesses and $1 million due to the favorable effects of currency translation. The increase in revenue at existing businesses was primarily due to increased demand for clinical trial logistics services and, to a lesser extent, laboratory consumables.

Operating income margin was 14.9% in the third quarter of 2013 and 14.4% in the third quarter of 2012. The increase was primarily due to productivity improvements, net of inflationary cost increases, as well as price increases, offset in part by commercial investments and unfavorable sales mix.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

Other Expense, Net

The company reported other expense, net, of $73 million and $56 million in the third quarter of 2013 and 2012, respectively (Note 4). Other expense, net includes interest income, interest expense, equity in earnings of unconsolidated subsidiaries, investment gains and losses, and other items, net. Interest expense increased $4 million primarily due to the debt issued to fund the One Lambda acquisition. In the third quarter of 2013, other items, net includes $20 million of charges related to amortization of fees paid to obtain bridge financing commitments related to the Life Technologies Acquisition, offset in part by a $3 million gain from the sale of an equity investment.

Provision for Income Taxes

The company’s effective tax rate was 0.4% in the third quarter of 2013. The company recorded a benefit from income taxes in the third quarter of 2012 due to a year-to-date adjustment to reflect lower full year taxes based on forecasted profitability in the countries in which the company conducts business. Due primarily to the non-deductibility of intangible asset amortization for tax purposes, the company’s cash payments for income taxes for its continuing operations are higher than its income tax expense for financial reporting purposes and are expected to total $200 to $250 million in 2013. The effective tax rate was also affected by relatively significant earnings in lower tax jurisdictions. In addition, the company recorded a discrete benefit of $9.8 million or 3.1 percentage points in the third quarter of 2013 that arose from tax planning at a non-U.S. subsidiary and corresponding U.S. foreign tax credits that primarily relate to income taxed in prior periods. The tax provision in the 2013 period was also favorably affected by $3.2 million, or 1.0 percentage point, as a result of adjustments to deferred tax balances due to changes in tax rates. The tax provision in the 2012 period was favorably affected by $1.5 million, or 0.5 percentage points, as a result of adjustments to deferred tax balances due to changes in tax rates. The company expects its effective tax rate in 2013 will be between 1.5% and 3.5% based on currently forecasted rates of profitability in the countries in which the company conducts business.

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

Discontinued Operations

The losses from discontinued operations in the third quarter of 2012 primarily relate to the company’s former laboratory workstations business which it sold in October 2012 (Note 14).

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

First Nine Months of 2013 Compared With First Nine Months of 2012

Continuing Operations

	Nine Months Ended
	September 28,	September 29,	Total	Currency	Acquisitions/
(In millions)	2013	2012	Change	Translation	Divestitures	Operations

Revenues
Analytical Technologies	$2,980.9	$2,938.9	$42.0	$(22.4)	$7.8	$56.6
Specialty Diagnostics	2,358.4	2,170.5	187.9	(7.5)	143.0	52.4
Laboratory Products and Services	4,709.6	4,537.1	172.5	(6.2)	35.7	143.0
Eliminations	(425.5)	(395.9)	(29.6)	0.2	—	(29.8)

Consolidated Revenues	$9,623.4	$9,250.6	$372.8	$(35.9)	$186.5	$222.2

Sales in the first nine months of 2013 were $9.62 billion, an increase of $373 million from the first nine months of 2012. Sales increased $187 million due to acquisitions. The unfavorable effects of currency translation resulted in a decrease in revenues of $36 million in 2013. Aside from the effects of currency translation and acquisitions, revenues increased $222 million (2%) primarily due to increased demand offset in part by modestly lower sales to customers in industrial markets and in academic and government markets. Sales remained strong to customers in pharmaceutical and biotech industries. Sales growth was strong in Asia and modest in Europe and North America. The company expects weakness in academic and government markets will continue in the near term due in part to uncertainty in government funding expectations in the U.S. The company expects softness in industrial markets will continue in the near term due in part to macro economic conditions.

In the first nine months of 2013, total company operating income and operating income margin were $1.15 billion and 12.0%, respectively, compared with $1.08 billion and 11.7%, respectively, in the first nine months of 2012. The increase in operating income and operating income margin was primarily due to productivity improvements, net of inflationary cost increases, and, to a lesser extent, profit on incremental sales from acquisitions. The increase was offset in part by commercial investments, unfavorable foreign currency exchange, an increase in amortization expense of $21 million in 2013 primarily related to the acquisitions of One Lambda and Doe & Ingalls, $11 million of higher acquisition-related charges in 2013 and imposition of a medical device excise tax in 2013.

In the first nine months of 2013, the company recorded restructuring and other costs, net, of $130 million, including $27 million of charges to cost of revenues related primarily to the sale of inventories revalued at the date of acquisition and, to a lesser extent, accelerated depreciation on manufacturing assets to be abandoned due to facility consolidations and $48 million of charges to selling, general and administrative expenses consisting primarily of transaction costs related to the pending acquisition of Life Technologies, revisions of estimated contingent consideration for a recent acquisition and a charge associated with product liability litigation. The company incurred $55 million of cash restructuring costs primarily for continued headcount reductions and facility consolidations in an effort to streamline operations, including severance at several businesses and abandoned facility expenses at businesses that have been or are being consolidated, such as the consolidation of several facilities in the U.S. and Europe (see Note 13).

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

    In the first nine months of 2012, the company recorded restructuring and other costs, net, of $107 million, including $43 million of charges to cost of revenues primarily related to the sale of inventories revalued at the date of acquisition and, to a lesser extent, accelerated depreciation on manufacturing assets to be abandoned due to facility consolidations and $13 million of charges to selling, general and administrative expenses primarily consisting of transaction costs related to the acquisition of One Lambda. The company incurred $46 million of cash restructuring costs primarily for continued headcount reductions and facility consolidations in an effort to streamline operations, including severance at several businesses and abandoned facility expenses at businesses that have been or are being consolidated. The company also recorded $6 million of non-cash expense, net, primarily real estate writedowns related to facility consolidations partially offset by a gain on sale of real estate.

Segment Results

	Nine Months Ended
	September 28,	September 29,
(Dollars in millions)	2013	2012	Change

Revenues
Analytical Technologies	$2,980.9	$2,938.9	1%
Specialty Diagnostics	2,358.4	2,170.5	9%
Laboratory Products and Services	4,709.6	4,537.1	4%
Eliminations	(425.5)	(395.9)	7%

Consolidated Revenues	$9,623.4	$9,250.6	4%

Segment Income
Analytical Technologies	$534.4	$533.9	0%
Specialty Diagnostics	642.3	556.2	15%
Laboratory Products and Services	681.6	652.2	5%

Subtotal Reportable Segments	1,858.3	1,742.3	7%

Cost of Revenues Charges	(27.2)	(42.5)
Selling, General and Administrative Charges, Net	(47.9)	(13.1)
Restructuring and Other Costs, Net	(54.4)	(51.7)
Amortization of Acquisition-related Intangible Assets	(574.2)	(553.5)

Consolidated Operating Income	$1,154.6	$1,081.5	7%

Reportable Segments Operating Income Margin	19.3%	18.8%

Consolidated Operating Income Margin	12.0%	11.7%

Income from the company’s reportable segments increased 7% to $1.86 billion in the first nine months of 2013 due primarily to productivity improvements, net of inflationary costs increases, and, to a lesser extent, profit on incremental sales from acquisitions, offset in part by commercial investments and unfavorable foreign currency exchange.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

   Analytical Technologies

(Dollars in millions)	2013	2012	Change

Revenues	$2,980.9	$2,938.9	1%

Operating Income Margin	17.9%	18.2%	(0.3)pt

Sales in the Analytical Technologies segment increased $42 million to $2.98 billion in the first nine months of 2013. Sales increased $57 million (2%) due to higher revenues at existing businesses and $8 million due to acquisitions. These increases were offset in part by a decrease of $22 million due to the unfavorable effects of currency translation. The increase in revenue at existing businesses was primarily due to increased demand for chromatography and mass spectrometry instruments as well as bioscience products, offset in part by lower sales of chemical analysis products which the company believes were affected by macro economic conditions facing customers in industrial markets.

Operating income margin was 17.9% in the first nine months of 2013 compared to 18.2% in the first nine months of 2012. Operating margin was favorably affected by productivity improvements, net of inflationary cost increases, offset by commercial investments and unfavorable foreign currency exchange.

   Specialty Diagnostics

(Dollars in millions)	2013	2012	Change

Revenues	$2,358.4	$2,170.5	9%

Operating Income Margin	27.2%	25.6%	1.6pt

Sales in the Specialty Diagnostics segment increased $188 million to $2.36 billion in the first nine months of 2013. Sales increased $143 million due to an acquisition and $52 million (2%) due to higher revenues at existing businesses. These increases were offset in part by a decrease of $8 million due to the unfavorable effects of currency translation. The increase in revenue at existing businesses was primarily due to increased demand, particularly for clinical diagnostics and, to a lesser extent, microbiology products in part as a result of a strong flu season, partially offset by weakness from reduced healthcare utilization and lower sales of instruments to diagnostic laboratories due in part to lower healthcare reimbursement rates in the U.S. for anatomical pathology tests.

Operating income margin was 27.2% in the first nine months of 2013 and 25.6% in the first nine months of 2012. The increase resulted from profit on incremental sales from an acquisition and, to a lesser extent, at existing businesses as well as productivity improvements, net of inflationary cost increases. The increases were offset in part by commercial investments and imposition of the medical device excise tax in 2013.

   Laboratory Products and Services

(Dollars in millions)	2013	2012	Change

Revenues	$4,709.6	$4,537.1	4%

Operating Income Margin	14.5%	14.4%	0.1pt

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

Sales in the Laboratory Products and Services segment increased $173 million to $4.71 billion in the first nine months of 2013. Sales increased $143 million (3%) due to higher revenues at existing businesses and $36 million due to an acquisition. The unfavorable effects of currency translation resulted in a decrease in revenues of $6 million in 2013. The increase in revenue at existing businesses was primarily due to increased demand for clinical trial logistics services. The increase in demand was offset in part by modestly lower sales of laboratory equipment, particularly to customers in academic and government markets.

Operating income margin was 14.5% in the first nine months of 2013 and 14.4% in the first nine months of 2012. The increase was primarily due to productivity improvements, net of inflationary cost increases and, to a lesser extent, price increases, offset in part by unfavorable sales mix and commercial investments.

Other Expense, Net

The company reported other expense, net, of $213 million and $156 million in the first nine months of 2013 and 2012, respectively (Note 4). In the first quarter of 2013, the company irrevocably contributed appreciated available-for-sale investments that had a fair value of $27 million to two of its U.K. defined benefit plans, resulting in realization of a previously unrecognized gain of $11 million. In 2013, other items, net also includes $61 million of charges related to amortization of fees paid to obtain bridge financing commitments related to the Life Technologies Acquisition, offset in part by gains totaling $5 million from sales of equity investments. Interest expense increased $18 million primarily due to the debt issued to fund the One Lambda acquisition.

Provision for Income Taxes

The company’s effective tax rates were 0.6% and 5.8% in the first nine months of 2013 and 2012, respectively. In the first nine months of 2013, the company implemented tax planning initiatives related to a non-U.S. subsidiary and a portion of the resulting U.S. foreign tax credit relates to income taxed in prior periods. This portion, $30.0 million, is a discrete item that reduced the company’s effective tax rate by 3.2 percentage points in the first nine months of 2013. The decrease in the effective tax rate was also due in part to the U.S. Congress’ renewal in January 2013 of a tax credit for 2012 research and development activities and, to a lesser extent, increased earnings in lower tax jurisdictions and financing costs associated with the pending acquisition of Life Technologies that are deductible in the U.S. The tax credit for 2012 research and development activities favorably affected the tax provision in the first nine months of 2013 by $7.5 million, or 0.8 percentage points. Congress also renewed this tax credit for 2013 research and development activities and the resulting benefit is being recorded throughout 2013 as a reduction of the company’s estimated effective tax rate. The tax provision in the 2013 period was also favorably affected by $5.0 million, or 0.5 percentage points, as a result of adjustments to deferred tax balances due to changes in tax rates.

Discontinued Operations

The losses from discontinued operations in the first nine months of 2012 primarily relate to the company’s former laboratory workstations business which it sold in October 2012 (Note 14).

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

Liquidity and Capital Resources

Consolidated working capital was $3.76 billion at September 28, 2013, compared with $2.74 billion at December 31, 2012. Included in working capital were cash, cash equivalents and short-term investments of $1.85 billion at September 28, 2013 and $810 million at December 31, 2012. The increase in working capital is primarily due to earnings before amortization and depreciation and, to a lesser extent, proceeds from the issuance of the company’s common stock under employees’ stock plans, offset in part by the payment of dividends and the repurchase of the company’s common stock.

First Nine Months of 2013

Cash provided by operating activities was $1.28 billion during the first nine months of 2013. Increases in accounts receivable and inventories used cash of $155 million and $130 million, respectively, primarily to support growth in sales. An increase in other assets used cash of $69 million primarily for expected income tax refunds and, to a lesser extent, prepaid expenses. An increase in accounts payable provided cash of $49 million, primarily due to higher inventory purchases. In 2013, the company paid fees to obtain bridge financing commitments and other transaction costs totaling $80 million related to the pending acquisition of Life Technologies. The company made cash contributions to its pension and postretirement benefit plans totaling $26 million during the first nine months of 2013. Cash payments for income taxes of continuing operations decreased to $152 million during the first nine months of 2013, compared with $241 million in the prior year, primarily related to refunds due from 2012. Payments for restructuring actions, principally severance costs and lease and other expenses of real estate consolidation, used cash of $51 million during the first nine months of 2013.

During the first nine months of 2013, the company’s primary investing activities were the purchase of $188 million of property, plant and equipment and a $25 million increase in restricted cash to collateralize short-term borrowings in Asia.

The company’s financing activities used $14 million of cash during the first nine months of 2013. The company’s financing activities included $205 million of proceeds from employee stock option exercises offset by the repurchase of $90 million of the company’s common stock and the payment of $162 million in cash dividends. On November 8, 2012, the Board of Directors authorized the repurchase of up to $1 billion of the company’s common stock beginning January 1, 2013. At September 28, 2013, $910 million was available for future repurchases of the company’s common stock under this authorization. Following the announcement of the agreement to acquire Life Technologies, the company suspended repurchases of its common stock.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The company has no material commitments for purchases of property, plant and equipment and expects that for all of 2013, such expenditures will approximate between $300 to $315 million. The company’s contractual obligations and other commercial commitments did not change materially between December 31, 2012 and September 28, 2013 except, as discussed above, in April 2013, the company entered an agreement to acquire Life Technologies and has entered certain financing arrangements pertaining to the transaction.

As of September 28, 2013, the company’s short-term debt totaled $394 million, including $50 million of commercial paper obligations and $301 million of senior notes, due February 2014. The company has a revolving credit facility with a bank group that provides up to $1.5 billion of unsecured multi-currency revolving credit. If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of September 28, 2013, no borrowings were outstanding under the company’s revolving credit facility, although available capacity was reduced by approximately $46 million as a result of outstanding letters of credit.

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

The company believes that its existing cash and short-term investments of $1.85 billion as of September 28, 2013, and the company’s future cash flow from operations together with available borrowing capacity under its revolving credit agreement are sufficient to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months. As described in detail above, in connection with the Life Technologies Acquisition, the company expects to incur significant additional indebtedness and to issue additional equity or equity-linked securities.

First Nine Months of 2012

Cash provided by operating activities was $1.38 billion during the first nine months of 2012. Increases in accounts receivable and inventories used cash of $16 million and $133 million, respectively, primarily to support growth in sales. An increase in other assets used cash of $81 million primarily for prepaid expenses and income tax refunds. An increase in accounts payable provided cash of $71 million, primarily due to higher inventory purchases. Payments for restructuring actions, principally severance costs and lease and other expenses of real estate consolidation, used cash of $46 million during the first nine months of 2012.

During the first nine months of 2012, the company’s primary investing activities included acquisitions and the purchase of property, plant and equipment. The company expended $1.07 billion for acquisitions and $211 million for purchases of property, plant and equipment.

The company’s financing activities used $310 million of cash during the first nine months of 2012, principally to reduce commercial paper obligations by $849 million and for the repurchase of $800 million of the company’s common stock, offset by the issuance of $1.3 billion in senior notes. The company’s financing activities in the first nine months of 2012 also included the payment of $95 million in cash dividends and the receipt of $131 million of proceeds from employee stock option exercises.

THERMO FISHER SCIENTIFIC INC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The company’s exposure to market risk from changes in interest rates, currency exchange rates and commodity prices has not changed materially from its exposure at year-end 2012.

Item 4.           Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

The company’s management, with the participation of the company’s chief executive officer and chief financial officer, evaluated the effectiveness of the company’s disclosure controls and procedures as of September 28, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the company’s disclosure controls and procedures as of September 28, 2013, the company’s chief executive officer and chief financial officer concluded that, as of such date, the company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended September 28, 2013, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

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

THERMO FISHER SCIENTIFIC INC.

Risk Factors (continued)

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

As a multinational corporation, we are exposed to fluctuations in currency exchange rates, which could adversely affect our cash flows and results of operations. International revenues account for a substantial portion of our revenues, and we intend to continue expanding our presence in international markets. The exposure to fluctuations in currency exchange rates takes on different forms. International revenues are subject to the risk that fluctuations in exchange rates could adversely affect product demand and the profitability in U.S. dollars of products and services provided by us in international markets, where payment for our products and services is made in the local currency. As a multinational corporation, our businesses occasionally invoice third-party customers in currencies other than the one in which they primarily do business (the “functional currency”). Movements in the invoiced currency relative to the functional currency could adversely impact our cash flows and our results of operations. In addition, reported sales made in non-U.S. currencies by our international businesses, when translated into U.S. dollars for financial reporting purposes, fluctuate due to exchange rate movement. Should our international sales grow, exposure to fluctuations in currency exchange rates could have a larger effect on our financial results. In 2012, currency translation had an unfavorable effect of $227 million on the revenues of our continuing operations due to the strengthening of the U.S. dollar relative to other currencies in which the company sells products and services, and in the first nine months of 2013, currency translation had an unfavorable effect on revenues of our continuing operations of $36 million.

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

THERMO FISHER SCIENTIFIC INC.

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

If our security products do not operate as designed and fail to detect explosives or radiation, we could be exposed to product liability and related claims for which we may not have adequate insurance coverage. Products currently or previously sold by our environmental and process instruments businesses include fixed and portable instruments used for chemical, radiation and trace explosives detection. These products are used in airports, embassies, cargo facilities, border crossings and other high-threat facilities for the detection and prevention of terrorist acts. If any of these products were to malfunction, it is possible that explosive or radioactive material could fail to be detected by our product, which could lead to product liability claims. There are also many other factors beyond our control that could lead to liability claims, such as the reliability and competence of the customers’ operators and the training of such operators. Any such product liability claims brought against us could be significant and any adverse determination may result in liabilities in excess of our insurance coverage. Although we carry product liability insurance, we cannot be certain that our current insurance will be sufficient to cover these claims or that it can be maintained on acceptable terms, if at all.

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

Moreover, we have acquired many companies and businesses. As a result of these acquisitions, we recorded significant goodwill and indefinite-lived intangible assets (tradenames) on our balance sheet, which amount to approximately $12.50 billion and $1.34 billion, respectively, as of September 28, 2013. We assess the realizability of goodwill and indefinite-lived intangible assets annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. These events or circumstances would generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and indefinite-lived intangible assets will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill and indefinite-lived intangible assets, we may be required to incur material charges relating to the impairment of those assets.

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

Our debt may restrict our investment opportunities or limit our activities. As of September 28, 2013, we had approximately $7.11 billion in outstanding indebtedness. In addition, on July 25, 2013, we entered into a revolving credit facility that replaced our previously existing credit facility and provides for up to $1.5 billion of unsecured multi-currency revolving credit. We may also obtain additional long-term debt and lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.

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

In order to partially finance the Life Technologies Acquisition, on May 31, 2013, we entered into the Bridge Facility which has $3.56 billion of available borrowings for the transaction as of November 1, 2013. On May 31, 2013, we also entered into the Term Credit Facility. The Term Credit Facility provides for up to $5.0 billion of senior unsecured term loans, to be used to fund, in part, the Life Technologies Acquisition or the transactions contemplated thereby. The Bridge Facility and Term Credit Facility have generally the same representations and warranties, covenants (including financial covenants) and events of default as our revolving credit agreement.

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

THERMO FISHER SCIENTIFIC INC.

Risk Factors (continued)

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

A summary of the share repurchase activity for the company’s third quarter of 2013 follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plans or Programs (1) (in millions)

Fiscal July (Jun. 30 – Aug. 3)	—	$—	—	$910.2
Fiscal August (Aug. 4 – Aug. 31)	—	—	—	910.2
Fiscal September (Sep. 1 –Sep. 28)	—	—	—	910.2

Total Third Quarter	—	$—	—	$910.2

(1)  On November 8, 2012, the company announced a repurchase program authorizing the purchase of up to $1 billion of the company's common stock beginning January 1,
       2013. Following the announcement of the agreement to acquire Life Technologies, the company suspended repurchases of its common stock.

Item 6.	Exhibits

See Exhibit Index on page 55.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 1st day of November 2013.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 28, 2013, and December 31, 2012, (ii) Consolidated Statements of Income for the three and nine months ended September 28, 2013 and September 29, 2012, (iii) Consolidated Statement of Comprehensive Income for the three and nine months ended September 28, 2013 and September 29, 2012, (iv) Consolidated Statements of Cash Flows for the nine months ended September 28, 2013 and September 29, 2012, (v) Consolidated Statement of Shareholders’ Equity for the nine months ended September 28, 2013 and September 29, 2012 and (vi) Notes to Consolidated Financial Statements.