Form 10-K
period 2013-12-31
THERMO FISHER SCIENTIFIC INC.
filed 2014-02-27
CIK 97745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2013 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 1-8002

THERMO FISHER SCIENTIFIC INC.
(Exact name of Registrant as specified in its charter)

Delaware	04-2209186
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

81 Wyman Street
Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 622-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1.00 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

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

As of June 29, 2013, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $30,411,997,000 (based on the last reported sale of common stock on the New York Stock Exchange Composite Tape reporting system on June 29, 2013).

As of February 1, 2014, the Registrant had 391,792,194 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Sections of Thermo Fisher’s definitive Proxy Statement for the 2014 Annual Meeting of Shareholders are incorporated by reference into Parts II and III of this report.

THERMO FISHER SCIENTIFIC INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

THERMO FISHER SCIENTIFIC INC.

PART I

Item 1. Business

General Development of Business

Thermo Fisher Scientific Inc. (also referred to in this document as “Thermo Fisher,” “we,” the “company,” or the “registrant”) is the world leader in serving science. Our mission is to enable our customers to make the world healthier, cleaner and safer. We help our customers accelerate life sciences research, solve complex analytical challenges, improve patient diagnostics and increase laboratory productivity.

On February 3, 2014, we completed our acquisition of Life Technologies Corporation (“Life Technologies”). In connection with obtaining certain regulatory approvals for the acquisition, which we refer to as the “Life Technologies Acquisition,” in December 2013, we entered an agreement to sell our sera and media, gene modulation and magnetic beads businesses to GE Healthcare, for approximately $1.06 billion. References in this document to “Thermo Fisher,” “we,” the “company,” or the “registrant” pertain to the combined company including both the legacy Thermo Fisher and legacy Life Technologies businesses, except where indicated and for the information included in Part II, Items 6 through 9A of this Annual Report on Form 10-K, which pertain to only legacy Thermo Fisher businesses. The information in these items has been presented in this way to provide consistency with Thermo Fisher’s 2013 financial statements.

Thermo Fisher has approximately 50,000 employees and serves more than 400,000 customers within pharmaceutical and biotech companies, hospitals and clinical diagnostic labs, universities, research institutions and government agencies, as well as environmental, industrial quality and process control settings.

We serve our customers through four premier brands, Thermo Scientific, Life Technologies, Fisher Scientific and Unity Lab Services:
•
Under the Thermo Scientific brand, we offer customers in research, diagnostics, industrial, and applied markets a complete range of high-end analytical instruments as well as laboratory equipment, software, services, consumables and reagents. Our portfolio of products includes innovative technologies for mass spectrometry, elemental analysis, molecular spectroscopy, sample preparation, informatics, chemical research and analysis, cell culture, bioprocess production, cellular, protein and molecular biology research, allergy testing, drugs-of-abuse testing, therapeutic drug monitoring testing, microbiology, anatomical pathology, transplant diagnostics, as well as environmental monitoring and process control.

•
Under the Life Technologies brand, we offer life sciences customers a broad range of superior-performing products to help them drive innovation in research, clinical and applied markets. Our portfolio includes some of the most cited products and technologies in qPCR, capillary electrophoresis (CE) sequencing, next-generation sequencing (NGS), molecular diagnostics, forensics, cell culture and analysis, and agriculture research.

•
Fisher Scientific is our channels brand, offering customers a complete portfolio of laboratory equipment, chemicals, supplies and services used in scientific research, healthcare, safety, and education markets. These products are offered through an extensive network of direct sales professionals, industry-specific catalogs, e-commerce capabilities and supply-chain management services. We also offer a range of biopharma services for clinical trials management and biospecimen storage.

•
Unity Lab Services is our services brand, offering a complete portfolio of services from enterprise level engagements to individual instruments and laboratory equipment, regardless of the original manufacturer. Through our network of world-class service and support personnel, we provide services that are designed to help our customers improve productivity, reduce costs, and drive decisions with better data.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Business (continued)

In addition to our four premier brands, we offer a number of specialty brands that cover a range of products.

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

Business Segments and Products

For the year ended December 31, 2013, we reported our business in three segments: Analytical Technologies; Specialty Diagnostics; and Laboratory Products and Services. For financial information about these segments, including domestic and international operations, see Note 3 to our Consolidated Financial Statements, which begin on page F-1 of this report.

With the completion of our acquisition of Life Technologies, we have established a new reporting segment, called Life Sciences Solutions. Effective January 1, 2014, the company’s financial performance will be reported in four segments reflecting the following changes:

•	The new Life Sciences Solutions Segment consists of the majority of the former Life Technologies businesses and Thermo Fisher biosciences businesses.

•	Thermo Fisher’s global chemicals business has moved from the Biosciences business in the Analytical Technologies Segment to the Laboratory Products and Services Segment.

•	Thermo Fisher’s Analytical Technologies Segment has been renamed Analytical Instruments to reflect the transfer of the biosciences businesses to other segments, as mentioned above.

•	Two small specialty diagnostics businesses within Life Technologies have become part of the Specialty Diagnostics Segment.

•	Thermo Fisher has agreed to divest of its sera and media, gene modulation and magnetic beads businesses.

    The description of the company’s businesses set forth below reflects the organization of the company prior to the completion of the Life Technologies Acquisition. The businesses have been presented in this way to provide consistency with the company’s 2013 financial statements and management’s discussion and analysis of the 2013 financial statements included in this Annual Report on Form 10-K. The Life Technologies businesses are described under the heading, “Life Technologies Businesses and Related 2014 Segment Changes and Divestitures.”

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Business (continued)

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

•
Life Sciences Mass Spectrometers include three major product lines: triple quadrupole, ion trap and hybrid systems. Our triple quadrupole systems provide high performance quantitative analysis of chemicals in biological fluids, environmental samples and food matrices. They are also used by the pharmaceutical industry for targeted quantitation during drug discovery. Our ion trap systems are used for in-depth structural analysis of large biomolecules, such as proteins, as well as structural characterization of small molecules, such as drugs and drug metabolites. Our hybrid (LC/MS/MS) mass spectrometers combine linear ion trap, quadrupole and Orbitrap technologies to provide high resolution and accurate mass capabilities for both research and applied markets and are well suited for drug metabolism, proteomics, environmental analysis, food safety, toxicology and clinical research applications. We also offer a comprehensive portfolio of instrument control and data analysis software to help customers simplify their workflows and obtain knowledge from often complex data.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Business (continued)

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

Chemical Analysis

Our chemical analysis products fall into four main categories: materials and minerals; molecular spectroscopy; portable analytical instruments; and radiation measurement and security instruments. Customers use these products to quickly and accurately analyze the composition of materials to optimize workflows in academic, life sciences, pharmaceutical, and industrial applications or to help them comply with governmental regulations and industry safety standards. Our product lines range from those used in the laboratory for research or forensics, to those used on the production line to improve quality and efficiency, to portable systems for rapid and real-time identification in the field or to analyze, measure or respond to hazardous situations.

•
Materials and Minerals Instruments include bench-top, production line, and stand-alone systems for a range of industrial applications. For example, our laboratory elemental analyzers use X-ray fluorescence (XRF), X-ray diffraction (XRD), and arc spark optical emission (OES) techniques for accurate and precise analysis of bulk materials in the metals, cement, minerals, and petrochemicals industries. We also offer on line analyzers that employ neutron activation and measurement of gamma rays to analyze bulk materials non-invasively and in real time, as well as systems that enable high-speed weighing during bulk materials handling. We also offer gauging systems that employ ionizing and non-ionizing technologies to measure the total thickness, basis weight and coating thickness of flat-sheet materials, such as steel, plastics, foil, rubber and glass. We also offer on line analyzers based on a variety of technologies such as X-ray imaging and ultra-trace chemical detection, to inspect packaged goods for physical contaminants, validate fill quantities, or check for missing or broken parts on line and at high speeds in the food and beverage, pharmaceutical production and packaging industries to maintain safety and quality standards.

•
Molecular Spectroscopy Instruments are divided into five primary techniques: Fourier transform infrared (FTIR), Raman, near-infrared (NIR), ultraviolet/visible (UV/Vis), and Nuclear Magnetic Resonance (NMR) spectroscopy. These technologies are typically used in the laboratory to provide information on the structure of molecules to identify, verify and quantify organic materials in pharmaceutical, biotechnology, polymer, chemical, and forensic sciences. Our material characterization instruments include rheometers and extruders that measure viscosity, elasticity, processability, and temperature-related mechanical changes of various materials. We also provide a range of surface analysis instruments commonly used in the semiconductor, metals, coatings, and polymer industries as a product development and failure analysis tool.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Business (continued)

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

•
Radiation Measurement and Security Products are used to monitor, detect and identify specific forms of radiation and trace explosives in nuclear power, environmental, industrial, medical, and security applications. Our primary customers include national, regional, and local government agencies responsible for monitoring cargo, vehicles and people traveling across borders. These products are also used by first-responders in safety and security situations, and for worker safety in the nuclear power and other industrial markets.

Environmental and Process Instruments

Our environmental and process instruments include fixed and portable instrumentation that help our customers protect people and the environment as well as comply with government regulations and industry safety standards.

    Our products are used by environmental regulatory agencies and power plant operators to measure ambient air, stack gas emissions, and particulates in compliance with regulated emissions standards. Our products are also used in process monitoring applications by customers in natural gas, petrochemical, refining, and a wide variety of other industrial markets to provide measurements that improve efficiency, provide process and quality control, and increase worker safety.

Biosciences

Our biosciences offerings include reagents, instruments and consumables that help our customers conduct biological and medical research, discover and produce new drugs and vaccines, and diagnose disease. These products fall into three main categories: life science research, global chemicals and bioprocess production.

•
Life Science Research reagents, instruments, and consumables are used for cell culture, protein, biology, molecular biology, and cell biology research and applied testing. The portfolio includes antibodies and products for protein purification, detection, modification, and analysis; products for nucleic acid sequencing, detection and purification, cloning and analysis, RNA interference and gene expression; and cellular imaging instruments and software reagents for high content analysis. Many of these products are also used in applied markets, including agriculture, forensics, diagnostics product development, and toxicology research.

•
Global Chemicals comprises a broad range of chemicals, solvents and reagents supporting virtually every laboratory application – from research to drug discovery and development and manufacturing. This portfolio includes organic chemicals used to synthesize new materials; essential laboratory chemicals used by scientists to purify, extract, separate, identify and manufacture products; high purity analytical reagents, bioreagents used in many different applications, from cell growth to detailed protein analysis; and novel chemical building blocks, reactive intermediates and screening libraries used to accelerate drug discovery. We provide bulk volumes of many products for scale-up from research to development and customized services for chemical procurement, processing, production, testing, and packaging.

•
BioProcess Production products include customized, single-use containers and single-use bioreactor systems, liquid and dry powder cell-culture media (serum-free, chemically defined, protein-free, and animal derived component-free media), sera and process liquids. These products are used in the manufacturing of human and animal vaccines, monoclonal antibodies, protein-based therapeutics and products for wound healing. Available in turnkey and open architecture formats, these single-use systems have been specifically qualified for bioprocess production applications in the biopharmaceutical, biotechnology and diagnostic industries. Custom services are also available for media and feed formulation media optimization, analytical services, production method development and optimization, rapid prototyping, and supply chain management.

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

Transplant Diagnostics

Our transplant diagnostics products include human leukocyte antigen (“HLA”) typing and testing for the organ transplant market. Our diagnostic tests are used by transplant centers for tissue typing, primarily to determine the compatibility of donors and recipients pre-transplant, and to detect the presence of antibodies post-transplant that can lead to transplant rejection. These transplant diagnostic tests are widely used across the transplant-testing workflow to improve patient outcomes. Our transplant diagnostic offerings include several lines of HLA typing and antibody detection assays utilizing serological, molecular, ELISA, flow, and Luminex xMAP technologies.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Business (continued)

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Business (continued)

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

•
Cell Culture and Bioproduction Products support customers in research to production-scale activities. We offer a broad range of surface technologies for different application needs, including applications with traditional stem cell and human stem cell lines. Products include chamber slides, dishes, multidishes, flasks and gas permeable technologies. We also offer a complete line of serological pipettes and conical tubes to address cell-culture sample handling, as well as cell factories and roller bottles, and research serum and media products. These products are widely used in research and in the manufacture of vaccines and biotherapeutics.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Business (continued)

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

Research and Safety Market Channel

Our Research and Safety Market channel serves academic, pharmaceutical, biotechnology, government and industrial customers. We go to market through our broad sales force, printed catalogs in eight different languages, a state-of-the-art website, www.fishersci.com, containing full product content for more than 370,000 products, and our global network of resellers and distributors. The Fisher Scientific catalog has been published for more than 100 years and is an internationally recognized scientific supply resource.

We have an international network of warehouses in our primary markets through which we maintain inventory and coordinate product delivery. With specialized product vaults and warehouse management systems, we are able to handle the complete range of products we offer to our customers. Our transportation capabilities include our dedicated fleet of delivery vehicles as well as parcel shipping capabilities that are closely integrated with our third-party parcel carriers. Throughout the product delivery process, we provide our customers with convenient access to comprehensive electronic systems that offer automated catalog search, product order and invoicing, and payment capabilities.

Our channel offers a mix of products that are manufactured by Thermo Fisher, by third parties for us on a private-label basis, and by third parties under their brand but offered for sale exclusively through us. We also offer a broad range of third-party products representing leading industry brand names on a non-exclusive basis.

Our research products include a complete offering of laboratory products, ranging from capital equipment and instruments to chemicals to consumable products. Our safety products include clean-room and controlled-environment supplies, personal protective equipment, firefighting, military, and first responder equipment and supplies, and environmental monitoring and sampling equipment. Our education products include science-related and laboratory products for the K-12 and secondary education market.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Business (continued)

    In addition to our broad product offerings, we offer a variety of specialized services to our customers through our Unity Lab Services team, including training, equipment servicing and asset management, and dedicated supply management personnel. We also offer scientific support services including desktop delivery, coordination of instrument calibration and service, and on-site customer service.

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

Life Technologies Businesses and Related 2014 Segment Changes and Divestitures

With the acquisition of Life Technologies, we have enhanced our scale and depth of capabilities in research, specialty diagnostics and applied markets. We have established a new reporting segment, called Life Sciences Solutions, and effective January 1, 2014, the company’s financial performance will be reported in four segments reflecting the following changes:

•	The new Life Sciences Solutions Segment consists of the majority of the former Life Technologies businesses and Thermo Fisher biosciences businesses.

•	Thermo Fisher’s global chemicals business has moved from the Biosciences business in the Analytical Technologies Segment to the Laboratory Products and Services Segment.

•	Thermo Fisher’s Analytical Technologies Segment has been renamed Analytical Instruments to reflect the transfer of the biosciences businesses to other segments, as mentioned above.

•	Two small specialty diagnostics businesses within Life Technologies have become part of the Specialty Diagnostics Segment.

•	Thermo Fisher has agreed to divest of its sera and media, gene modulation and magnetic beads businesses.

The systems and reagents offered through Life Sciences Solutions enable, simplify and accelerate a broad spectrum of biological research of genes, proteins and cells within academic and life science research, clinical research and commercial applications. Our scientific expertise assists in making biodiscovery research techniques more effective and efficient for pharmaceutical, biotechnology, agricultural, clinical, government and academic scientific professionals with backgrounds in a wide range of scientific disciplines. The new Life Sciences Solutions Segment includes three primary businesses – Biosciences; Genetic, Medical & Applied Sciences; and BioProduction.

Biosciences

Our new Biosciences business includes Life Technologies’ former Life Sciences business (with the exception of its bioproduction business) combined with Thermo Fisher’s molecular and protein biology reagents businesses from its former biosciences business.

Our biosciences offerings include:

•
Reagents, instruments, and consumables used for protein biology, molecular biology, and cell imaging and analysis. The portfolio includes antibodies and products for protein purification, detection, modification, and analysis; and products for nucleic acid sequencing, detection and purification for high content analysis. Many of these products are also used in applied markets, including agriculture, forensics, diagnostics product development, and toxicology research.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Business (continued)

•
Molecular Probes fluorescence-based technologies, which facilitate the labeling of molecules for biological research and drug discovery. This product line also leverages a wide range of cell analysis instruments, such as the Attune Acoustic Focusing Cytometer, and imaging platforms to enable fluorescence microscopy.

•
Gibco cell culture media and reagents for preserving and growing mammalian cells, which are used in many life science research applications. This product line also features the cell therapy systems line of growth media, some of which has received FDA 510K clearance in recent years.

•
Invitrogen products, which are among the most cited in research papers, and are comprised of tools used for genetic engineering, amplification, quantification and analysis. This product line includes stem cell reprogramming kits, used for the development of iPS cells; transfection reagents, which are widely used to transfer genetic elements into living cells, enable the study of protein function and gene regulation; RNA interference reagents, which enable scientists to selectively “turn off” genes in biology systems to gain insight into biological pathways; along with gene editing tools and gene synthesis products.

•
Ambion products, consisting primarily of tools used for RNA isolation, the first step for performing many molecular techniques, such as NGS, real-time qPCR, etc. Specific products include: Dynabeads, Cells-to-CT, PUlreLink and MagMax.

•
Novex high-performance protein analysis products, including pre-cast electrophoresis gels for separating nucleic acids and proteins, and western blotting and staining tools. Other products include antibodies, which allow researchers to capture and label proteins, visualize their location through the use of dyes, and discern their role in disease.

Genetic, Medical & Applied Sciences

Our new Genetic, Medical and Applied Sciences business includes Life Technologies’ Ion Torrent, Genetic Analysis and Medical Sciences businesses, with the addition of the Human Identification (HID) and Food and Animal Health business from Life Technologies’ Applied Sciences group. This business combines a wide variety of instruments and related reagents used to analyze DNA across a broad range of applications in research, clinical and applied markets.

Our Genetic, Medical and Applied Sciences offerings include:

•
Genetic Analysis, which primarily provides qPCR, capillary electrophoresis (CE) and next-generation sequencing (NGS) platforms and reagents. –These products are used to discover sources of genetic and epigenetic variation, to catalog the DNA structure of organisms, and to verify the composition of genetic research material. These approaches to genetic analysis are used in clinical research, human identification (HID), animal health and food safety applications. In addition, our PCR and real-time PCR systems, reagents and assays enable researchers to amplify and detect targeted nucleic acids (DNA and RNA molecules for a host of applications in molecular biology.

•
Medical Sciences provides qPCR and NGS technologies and assays for applications in molecular diagnostics, diagnostic development, clinical and translational research, and public health monitoring and is primarily focused on cancer and inherited disease.

•
Human Identification, which provides instrumentation (qPCR, CE sequencing and NGS) and reagents to forensic laboratories that analyze DNA recovered from crime scenes. These products are routinely used to positively convict criminals and exonerate the innocent. Primary customers include the FBI and police departments around the world.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Business (continued)

•
Animal Health/Food Safety offers qPCR, Elisa, Sample Preparation and NGS platforms for analysis applications in animal health and food safety. In animal health, we provide kits that are used to monitor health of farm animals by detection of viruses and pathogens. In food safety, we provide solutions to detect pathogens commonly at the root of many outbreaks: Salmonella, E. coli, Listeria, etc. We also provide the beverage industry with kits used to monitor bacterial contamination during beer and wine production.

BioProduction

The new BioProduction business includes Thermo Fisher’s bioprocessing business and Life Technologies’ bioproduction business. This business supports developers and manufacturers of biological-based therapeutics and vaccines with a portfolio of premium solutions and services focused on upstream cell culture, downstream purification, analytics for detection and quantitation of process/product impurities, and a suite of single-use solutions spanning the biologics workflow.

Our bioproduction offerings include:

•
Single Use Technologies, which includes our Thermo Scientific single-use bioproduction solutions that deliver faster turnaround and set-up times, require minimal validation, reduce investment and running costs, and increase flexibility of manufacturing capacity.

•
Cell Culture Media and Services, which includes our Gibco media solutions, used by leading biotechnology and pharmaceutical companies to grow cells in controlled conditions and enable the large scale cGMP manufacturing of life saving drugs and vaccines, along with associated services to optimize the productivity of these production platforms.

•
Chromatography, which includes POROS products that deliver unmatched capacity and resolution for process-scale bioseparations, and CaptureSelect affinity products that offer a broad set of scalable options for the purification of antibodies, antibody fragments and proteins.

•	Pharma Analytics, which are rapid molecular products that deliver accurate results in less than four hours for contaminant detection, identification and quantitation.

•	Cell Therapy, which are scalable solutions for the manufacture of cell therapy-based drugs.

Sales and Marketing

We market and sell our products and services through a direct sales force, customer-service professionals, electronic commerce, third-party distributors and various catalogs.

We have approximately 14,300 sales and service personnel including over 2,000 highly trained technical specialists who enable us to better meet the needs of our more technical end-users. We also provide customers with product standardization and other supply-chain-management services to reduce procurement costs.

New Products and Research and Development

Our business includes the development and introduction of new products and may include entry into new business segments. During 2013, 2012 and 2011, we spent $396 million, $376 million and $340 million, respectively, on research and development. We anticipate that we will continue to make significant expenditures for research and development as we seek to provide a continuing flow of innovative products to maintain and improve our competitive position.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

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

Patents, Licenses and Trademarks

Patents are important in all segments of our business. No particular patent, or related group of patents, is so important, however, that its loss would significantly affect our operations as a whole. Where appropriate, we seek patent protection for inventions and developments made by our personnel that are incorporated into our products or otherwise fall within our fields of interest. Patent rights resulting from work sponsored by outside parties do not always accrue exclusively to the company and may be limited by agreements or contracts.

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

Backlog

Our backlog of firm orders at year-end 2013 and 2012 was as follows:

(In millions)	2013	2012

Analytical Technologies	$1,047.2	$1,014.6
Specialty Diagnostics	183.0	187.0
Laboratory Products and Services	399.0	388.8
Eliminations	(24.9)	(12.8)

	$1,604.3	$1,577.6

We believe that virtually all of our backlog at the end of 2013 will be filled during 2014. The table above does not include backlog of Life Technologies which was acquired on February 3, 2014.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Business (continued)

We record accruals for environmental liabilities based on current interpretations of environmental laws and regulations when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. We calculate estimates based upon several factors, including reports prepared by environmental specialists and management’s knowledge and experience with these environmental matters. We include in these estimates potential costs for investigation, remediation and operation and maintenance of cleanup sites. Accrued liabilities for environmental matters totaled $29 million at December 31, 2013. The liability for environmental matters associated with Fisher was recorded at the date of merger at its fair value and as such was discounted to its net present value.

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

Our recently acquired Life Technologies subsidiary also has certain environmental liabilities, including from its prior acquisitions, such as obligations for the clean-up of formerly-owned locations as well as several hazardous waste sites under state and federal environmental laws, in connection with its acquisitions of Dexter Corporation in 2000 and Applied Biosystems in 2008. Life Technologies has reserves accrued for these matters. Unexpected results related to the investigation and clean-up of any of these sites could cause our financial exposure in these matters to exceed stated reserves, requiring us to allocate additional funds and other resources to address these environmental liabilities, which could have a material adverse effect on our financial position, results of operations or cash flows.

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

Business (continued)

Number of Employees

We have approximately 50,000 employees.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Business (continued)

Executive Officers of the Registrant

Name	Age	Present Title (Fiscal Year First Became Executive Officer)

Marc N. Casper	45	President and Chief Executive Officer (2001)
Alan J. Malus	54	Executive Vice President (2006)
Mark P. Stevenson	51	Executive Vice President (2014)
Seth H. Hoogasian	59	Senior Vice President, General Counsel and Secretary (2001)
Thomas W. Loewald	50	Senior Vice President (2012)
Edward A. Pesicka	46	Senior Vice President and Chief Commercial Officer (2008)
Andrew J. Thomson	49	Senior Vice President (2012)
Peter M. Wilver	54	Senior Vice President and Chief Financial Officer (2003)
Peter E. Hornstra	54	Vice President and Chief Accounting Officer (2001)

Mr. Casper was appointed President and Chief Executive Officer in October 2009. He was Chief Operating Officer from May 2008 to October 2009 and Executive Vice President from November 2006 to October 2009. He was Senior Vice President from December 2003 to November 2006. From December 2001 to December 2003 he was Vice President.

Mr. Malus was appointed Executive Vice President of Thermo Fisher Scientific in January 2012 and was appointed President, Laboratory Products and Services in January 2014. He was President, Analytical Technologies from January 2012 to January 2014. He was President, Laboratory Products from July 2008 to January 2012 and was appointed Senior Vice President of Thermo Fisher Scientific in November 2006.

Mr. Stevenson was appointed Executive Vice President and President, Life Sciences Solutions in February 2014. Prior to the acquisition of Life Technologies, Mr. Stevenson was President and Chief Operating Officer of Life Technologies from November 2008 to February 2014 and previously President and Chief Operating Officer of Applied Biosystems, Life Technologies’ predecessor entity, from December 2007 to November 2008.

Mr. Hoogasian was appointed Senior Vice President in November 2006, Secretary in 2001 and General Counsel in 1992. He was Vice President from 1996 to November 2006.

Mr. Loewald was appointed Senior Vice President of Thermo Fisher Scientific in January 2012 and appointed President, Analytical Instruments in January 2014. He was President, Laboratory Products from January 2012 to January 2014. He was appointed President of the Laboratory Equipment business in August 2008, and was President of the Environmental Instruments business from October 2006 until August 2008.

Mr. Pesicka was appointed Senior Vice President of Thermo Fisher Scientific in July 2008 and was appointed Chief Commercial Officer in January 2014. He was President, Customer Channels from July 2008 to January 2014. He was President, Research Market from November 2006 to July 2008.

Mr. Thomson was appointed Senior Vice President of Thermo Fisher Scientific and President, Specialty Diagnostics in February 2012. He was President of the Clinical Diagnostics business from October 2009 to May 2012 and was Vice President and General Manager for North America for the Microbiology business from January 2009 until October 2009.

Mr. Wilver was appointed Senior Vice President in November 2006 and Chief Financial Officer in October 2004. He was Vice President and Chief Financial Officer from October 2004 to November 2006.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Risk Factors (continued)

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

Integrating the Life Technologies businesses into Thermo Fisher’s existing businesses may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the transaction may not be fully realized. The success of the acquisition of Life Technologies, including the realization of anticipated benefits and cost savings, will depend, in part, on Thermo Fisher’s ability to successfully combine the businesses of Thermo Fisher and Life Technologies. The integration may be more difficult, costly or time consuming than expected. It is possible that the integration process could result in the loss of key employees or the disruption of each company’s ongoing businesses or that the alignment of standards, controls, procedures and policies may adversely affect the combined company’s ability to maintain relationships with clients, customers, suppliers and employees or to fully achieve the anticipated benefits and cost savings of the transaction. The loss of key employees could adversely affect Thermo Fisher’s ability to successfully conduct its business in the markets in which Life Technologies operated prior to closing, which could have an adverse effect on our financial results and the value of our common stock. Other potential difficulties of combining the business of Thermo Fisher and Life Technologies include unanticipated issues in integrating manufacturing, logistics, information communications and other systems.

If we experience difficulties with the integration process, the anticipated benefits of the transaction may not be realized fully or at all, or may take longer to realize than expected. Integration efforts between the two companies may also divert management attention and resources. These integration matters could have an adverse effect on the company.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Risk Factors (continued)

As a multinational corporation, we are exposed to fluctuations in currency exchange rates, which could adversely affect our cash flows and results of operations. International markets contribute a substantial portion of our revenues, and we intend to continue expanding our presence in these regions. The exposure to fluctuations in currency exchange rates takes on different forms. International revenues and costs are subject to the risk that fluctuations in exchange rates could adversely affect product demand and the profitability in U.S. dollars of products and services provided by us in international markets, where payment for our products and services is made in the local currency. As a multinational corporation, our businesses occasionally invoice third-party customers in currencies other than the one in which they primarily do business (the “functional currency”). Movements in the invoiced currency relative to the functional currency could adversely impact our cash flows and our results of operations. In addition, reported sales made in non-U.S. currencies by our international businesses, when translated into U.S. dollars for financial reporting purposes, fluctuate due to exchange rate movement. Should our international sales grow, exposure to fluctuations in currency exchange rates could have a larger effect on our financial results. In 2012, currency translation had an unfavorable effect of $227 million on the revenues of our continuing operations due to the strengthening of the U.S. dollar relative to other currencies in which the company sells products and services, and in 2013, currency translation had an unfavorable effect on revenues of our continuing operations of $36 million.

Healthcare reform legislation could adversely impact us. The Patient Protection and Affordable Care Act could have an adverse impact on us. Some of the potential consequences, such as a reduction in governmental support of healthcare services or adverse changes to the delivery or pricing of healthcare services or products or mandated benefits, may cause healthcare-industry participants to purchase fewer of our products and services or to reduce the prices they are willing to pay for our products or services.

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

Third parties may assert claims against us to the effect that we are infringing on their intellectual property rights. With our recent acquisition of Life Technologies, we have become party to several lawsuits in which plaintiffs claim we infringe their intellectual property. We could incur substantial costs and diversion of management resources in defending these claims, which could have a material adverse effect on our business, financial condition and results of operations. In addition, parties making these claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief, which could effectively block our ability to make, use, sell, distribute, or market our products and services in the United States or abroad. In the event that a claim relating to intellectual property is asserted against us, or third parties not affiliated with us hold pending or issued patents that relate to our products or technology, we may seek licenses to such intellectual property or challenge those patents. However, we may be unable to obtain these licenses on commercially reasonable terms, if at all, and our challenge of the patents may be unsuccessful. Our failure to obtain the necessary licenses or other rights could prevent the sale, manufacture, or distribution of our products and, therefore, could have a material adverse effect on our business, financial condition and results of operations.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Risk Factors (continued)

If our security products do not operate as designed and fail to detect explosives or radiation, we could be exposed to product liability and related claims for which we may not have adequate insurance coverage. Products currently or previously sold by our environmental and process instruments and radiation measurement and security instruments businesses include fixed and portable instruments used for chemical, radiation and trace explosives detection. These products are used in airports, embassies, cargo facilities, border crossings and other high-threat facilities for the detection and prevention of terrorist acts. If any of these products were to malfunction, it is possible that explosive or radioactive material could fail to be detected by our product, which could lead to product liability claims. There are also many other factors beyond our control that could lead to liability claims, such as the reliability and competence of the customers’ operators and the training of such operators. Any such product liability claims brought against us could be significant and any adverse determination may result in liabilities in excess of our insurance coverage. Although we carry product liability insurance, we cannot be certain that our current insurance will be sufficient to cover these claims or that it can be maintained on acceptable terms, if at all.

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

Moreover, we have acquired many companies and businesses. As a result of these acquisitions, we recorded significant goodwill and indefinite-lived intangible assets (tradenames) on our balance sheet, which amount to approximately $12.50 billion and $1.34 billion, respectively, as of December 31, 2013 and we will record additional goodwill and indefinite-lived intangible assets in connection with the Life Technologies Acquisition. We assess the realizability of goodwill and indefinite-lived intangible assets annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. These events or circumstances would generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and indefinite-lived intangible assets will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill and indefinite-lived intangible assets, we may be required to incur material charges relating to the impairment of those assets.

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

Because we compete directly with certain of our larger customers and product suppliers, our results of operations could be adversely affected in the short term if these customers or suppliers abruptly discontinue or significantly modify their relationship with us. Our largest customer in the laboratory products business is also a significant competitor. Our business may be harmed in the short term if our competitive relationship in the marketplace with certain of our large customers results in a discontinuation of their purchases from us. In addition, we manufacture products that compete directly with products that we source from third-party suppliers. We also source competitive products from multiple suppliers. Our business could be adversely affected in the short term if any of our large third-party suppliers abruptly discontinues selling products to us.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Risk Factors (continued)

Because we rely heavily on third-party package-delivery services, a significant disruption in these services or significant increases in prices may disrupt our ability to ship products, increase our costs and lower our profitability. We ship a significant portion of our products to our customers through independent package delivery companies, such as Federal Express in the U.S. and DHL in Europe. We also maintain a small fleet of vehicles dedicated to the delivery of our products and ship our products through other carriers, including national and regional trucking firms, overnight carrier services and the U.S. Postal Service. If one or more of these third-party package-delivery providers were to experience a major work stoppage, preventing our products from being delivered in a timely fashion or causing us to incur additional shipping costs we could not pass on to our customers, our costs could increase and our relationships with certain of our customers could be adversely affected. In addition, if one or more of these third-party package-delivery providers were to increase prices, and we were not able to find comparable alternatives or make adjustments in our delivery network, our profitability could be adversely affected.

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

Unforeseen problems with the implementation and maintenance of our information systems could have an adverse effect on our operations. As a part of our ongoing effort to upgrade our current information systems, we periodically implement new enterprise resource planning software and other software applications to manage certain of our business operations. As we implement and add functionality, problems could arise that we have not foreseen. Such problems could adversely impact our ability to provide quotes, take customer orders and otherwise run our business in a timely manner. In addition, if our new systems fail to provide accurate pricing and cost data our results of operations and cash flows could be adversely affected.

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

Our debt may restrict our investment opportunities or limit our activities. As of December 31, 2013, we had approximately $10.49 billion in outstanding indebtedness. In addition, we have a revolving credit facility that provides for up to $1.50 billion of unsecured multi-currency revolving credit and a $5.00 billion term facility that we entered into to partially finance the Life Technologies Acquisition (which we drew down in the first quarter of 2014). We may also obtain additional long-term debt and lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Risk Factors (continued)

Additionally, the agreements governing our debt require that we maintain certain financial ratios, and contain affirmative and negative covenants that restrict our activities by, among other limitations, limiting our ability to incur additional indebtedness, make investments, create liens, sell assets and enter into transactions with affiliates. The covenants in our revolving credit facility and the term credit facility that we entered into to partially finance the Life Technologies Acquisition include a total debt-to-EBITDA ratio and an interest coverage ratio. Specifically, the company has agreed that, so long as any lender has any commitment under either facility, or any loan or other obligation is outstanding under either facility, or any letter of credit is outstanding under the revolving credit facility, it will not permit (as the following terms are defined in the facility) the Consolidated Leverage Ratio (the ratio of consolidated Indebtedness to Consolidated EBITDA) as at the last day of any fiscal quarter to be greater than 5.5 to 1.0 during the first six months after the closing date of the Life Technologies Acquisition (which was February 3, 2014) and decreasing, based on the passage of time, to 3.5 to 1.0, after 18 months or the Consolidated Interest Coverage Ratio (the ratio of Consolidated EBITDA to Consolidated Interest Expense) to be less than 3.0 to 1.0.

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

Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
The location and general character of our principal properties by segment are as follows:
Life Sciences Solutions
We own approximately 2.2 million square feet of office, engineering, laboratory and production space, principally in California, New York, Utah, Maryland and Illinois within the U.S., and in the U.K., Lithuania and New Zealand. We lease approximately 2.9 million square feet of office, engineering, laboratory and production space, principally in California, Texas, Utah, Colorado and Massachusetts within the U.S., and in Singapore, China, Germany, Netherlands and India, under various leases that expire between 2014 and 2028.

Analytical Technologies
We own approximately 1.8 million square feet of office, engineering, laboratory and production space, principally in California, Massachusetts, Wisconsin, and Minnesota within the U.S., and in Germany, Italy and Switzerland. We lease approximately 1.7 million square feet of office, engineering, laboratory and production space, principally in Texas, Tennessee, Massachusetts, California, Florida, Pennsylvania and Colorado within the U.S., and in China, Germany, the U.K., Australia, Japan and Canada, under various leases that expire between 2014 and 2029.

Specialty Diagnostics
We own approximately 2.3 million square feet of office, engineering, laboratory and production space, principally in Virginia, Texas, Kansas, California and New Hampshire within the U.S., and in Sweden, Germany, the U.K. and Switzerland. We lease approximately 1.6 million square feet of office, engineering, laboratory and production space, principally in California, Michigan, Kansas and Wisconsin within the U.S., and in Finland, Germany, the U.K., China, and France under various leases that expire between 2014 and 2024.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Laboratory Products and Services
We own approximately 5.9 million square feet of office, engineering, laboratory, warehouse and production space, principally in Pennsylvania, New York, New Jersey, North Carolina, Illinois, Ohio, Georgia and Massachusetts within the U.S., and in the U.K., Germany, Canada, Denmark and France. We lease approximately 3.7 million square feet of office, engineering, laboratory, warehouse and production space, principally in California, Illinois, Pennsylvania, Maryland, North Carolina, Tennessee and New Jersey within the U.S. and in Australia, Germany, Mexico, the U.K. and Singapore under various leases that expire between 2014 and 2038.

Corporate Headquarters
We own approximately 81,000 square feet of office space in Massachusetts. We also lease approximately 22,000 square feet of office space in Massachusetts under a lease that expires in 2015.
We believe that all of the facilities that we are currently using are in good condition and are suitable and adequate to meet our current needs. If we are unable to renew any of the leases that are due to expire in 2014 or 2015, we believe that suitable replacement properties are available on commercially reasonable terms.

Item 3. Legal Proceedings
Our business involves a risk of product liability and other claims in the ordinary course of business. We are a party to various lawsuits and legal proceedings, including individual and consolidated multi-party product liability actions for products we may have distributed or manufactured. These matters have arisen in the ordinary course and conduct of our business, as well as through acquisitions. We believe that some of the costs incurred in defending and ultimately disposing of many of these claims for personal injury and other matters may be covered in part by insurance policies maintained by certain insurance carriers or subject to indemnification by our suppliers or purchasers. Management, after review and consideration with counsel, considers that any ultimate liability with respect to these matters should not have a material adverse effect on our results of operations, financial position or cash flows. While liabilities arising from potential future claims could become material, we currently believe, on the basis of our claims history and related factors, that such potential future claims are not likely to have a material impact on our business, financial condition and results of operations. Actual costs incurred will depend on the solvency of our insurance carriers, the degree of coverage with respect to any particular claim, our success in litigating these claims and the solvency of third parties who may be jointly and severally liable. See “Note 10 to our Consolidated Financial Statements – Commitments and Contingencies.”

On February 3, 2014, we acquired Life Technologies. Life Technologies and its subsidiaries are party to several lawsuits in which plaintiffs claim infringement of their intellectual property. For example:

On June 6, 2004, Enzo Biochem, Enzo Life Sciences and Yale University filed a complaint against Life Technologies in United States District Court for the District of Connecticut (Enzo Biochem, Enzo Life Sciences, & Yale Univ. v. Applera Corp. & Tropix, Inc., D-Conn Case No. 3:04-cv-00929). The plaintiffs allege patent infringement by Applera’s labeled DNA terminator products used in DNA sequencing and fragment analysis. The plaintiff sought damages for alleged willful infringement, attorneys’ fees, costs, prejudgment interest, and injunctive relief. In November 2012, the jury awarded damages of $48.5 million. Prejudgment interest of $12.4 million was also granted. The $60.9 million judgment and interest has been accrued by Life Technologies. The case is currently on appeal to the United States Court of Appeal for the Federal Circuit.

On January 30, 2012, Enzo Life Sciences filed a complaint against Life Technologies in United States District Court for the District of Delaware (Enzo Life Sciences, v. Life Technologies, D-Del. Case No. 12-cv-00105). The plaintiff alleges patent infringement by Life Technologies’ Taqman probes and assays, Dynabead oligo-dT beads, and NCode oligonucleotide array products. The plaintiff seeks damages for alleged willful infringement, attorneys’ fees, costs, prejudgment interest and injunctive relief.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

On May 26, 2010, Promega Corp. & Max-Planck-Gesellschaft Zur Forderung Der Wissenschaften EV filed a complaint against Life Technologies in the United States District Court for the Western District of Wisconsin (Promega Corp. & Max-Planck-Gesellschaft Zur Forderung Der Wissenschaften EV v. Life Technologies Corp., Invitrogen IP Holdings, Inc. and Applied Biosystems, LLC, WD-WI Case No. 10-cv-00281). The plaintiffs allege patent infringement by sales and uses of Applied Biosystems’ short tandem repeat DNA identification products outside the scope of a 2006 license agreement. The plaintiff sought damages for alleged willful infringement, attorneys’ fees, costs, prejudgment interest, and injunctive relief. Although a jury initially found willful infringement and assessed damages at $52 million, the District Court subsequently overturned the verdict on the grounds that the plaintiff had failed to prove infringement. The District Court entered judgment in favor of Life Technologies, and the case is currently on appeal to the United States Court of Appeals for the Federal Circuit. The $52 million award has been accrued by Life Technologies.

On September 29, 2009, Life Technologies filed a complaint against Illumina, Inc. and Solexa, Inc. in the United States District Court for the District of Delaware (Life Technologies Corp., Applied Biosystems, LLC et al. v. Illumina, Inc. and Solexa, Inc., D-Del. Case No. 09-cv-00706) alleging infringement of patents relating to clonal amplification of nucleic acids by Illumina’s next generation Genome Analyzer, HiSeq, and MiSeq DNA sequencing systems. Illumina asserted counterclaims in that case alleging infringement of patents relating to optical tracking, generating linked pairs of nucleic acid segments, and genome-wide variation analysis by Life Technologies’ next generation SOLiD sequencing system and Ion Torrent’s semiconductor sequencing system. On April 6, 2011, the case was transferred to the United States District Court for the Southern District of California (SD-Cal. Case No. 3:11-cv-00703). Life Technologies seeks damages for alleged willful infringement, attorneys’ fees, costs, pre- and post-judgment interest, and injunctive relief. On its counterclaims, Illumina seeks damages for alleged infringement, attorneys’ fees, costs, pre- and post-judgment interest, and injunctive relief.

On December 27, 2011, Illumina Inc. filed a complaint against Life Technologies in the United States District Court for the Southern District of California (Illumina, Inc. v. Life Technologies Corp., Applied Biosystems, LLC & Ion Torrent Systems, Inc., SD-Cal. Case No. 11-cv-3022) alleging infringement of a patent relating to methods for making bead arrays by Ion Torrent’s semiconductor sequencing systems. Plaintiff seeks damages for alleged willful infringement, attorneys’ fees, costs, pre- and post-judgment interest, and injunctive relief.

On April 26, 2012, Esoterix Genetic Laboratories filed a complaint against Life Technologies in the United States District Court for the Middle District of North Carolina (Esoterix Genetic Laboratories, LLC v. Life Technologies Corp., Applied Biosystems, LLC & Ion Torrent Systems, Inc., MD-NC Case No. 12-cv-00411) alleging infringement of patents relating to detection of subpopulations of cells with mutated sequences and multiplexed DNA amplification by Life Technologies’ OpenArray systems, next generation SOLiD sequencing system, and Ion Torrent semiconductor sequencing systems. Plaintiff seeks damages for alleged willful infringement, attorneys’ fees, costs, prejudgment interest, and injunctive relief.

On October 31, 2012, Esoterix Genetic Laboratories and The Johns Hopkins University filed a complaint against Life Technologies in the United States District Court for the Middle District of North Carolina (Esoterix Genetic Laboratories, LLC & The Johns Hopkins University v. Life Technologies Corp., Applied Biosystems, LLC & Ion Torrent Systems, Inc., MD-NC Case No. 12-cv-01173) alleging infringement of patents relating to methods of determining a ratio of genetic sequences in a population of genetic sequences and methods of determining allelic imbalances in a biological sample by Life Technologies’ OpenArray systems, next generation SOLiD sequencing system, and Ion Torrent semiconductor sequencing systems. Plaintiffs seek damages for alleged willful infringement, attorneys’ fees, costs, prejudgment interest, and injunctive relief.

On June 3, 2013, Unisone Strategic IP filed a complaint against Life Technologies in the United States District Court for the Southern District of California (Unisone Strategic IP v. Life Tech et al., SD-Cal. Case No. 13-cv-01278) alleging patent infringement by Life Technologies’ supply chain management system software, which operates with product “supply centers” installed at customer sites. Plaintiff seeks damages for alleged willful infringement, attorneys’ fees, costs, and injunctive relief.

An unfavorable outcome in one or more of these matters could have a material adverse effect on the company’s results of operations, financial position or cash flows.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 4. Mine Safety Disclosures
Not applicable.
PART II

Item 5.          Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Common Stock

Our common stock is traded on the New York Stock Exchange under the symbol TMO. The following table sets forth the high and low sale prices of the company’s common stock for 2013 and 2012, as reported in the consolidated transaction reporting system.

	2013		2012
	High	Low	High	Low

First Quarter	$78.04	$64.54	$58.37	$45.67
Second Quarter	89.50	75.27	56.91	48.14
Third Quarter	94.74	84.41	61.00	49.63
Fourth Quarter	111.44	89.71	65.54	57.21

The closing price of the company’s common stock on December 31, 2013 and 2012, was $111.35 and $63.78, respectively.

The following table sets forth the per share dividends declared on the company’s common stock for 2013 and 2012.

	2013	2012

First Quarter	$0.15	$0.13
Second Quarter	0.15	0.13
Third Quarter	0.15	0.13
Fourth Quarter	0.15	0.15

Our payment of dividends in the future will be determined by our Board of Directors and will depend upon our earnings, financial condition and other factors.

Holders of Common Stock

As of February 1, 2014, the company had 5,266 holders of record of its common stock. This does not include holdings in street or nominee names.

Issuer Purchases of Equity Securities

There was no share repurchase activity for the company’s fourth quarter of 2013. On November 8, 2012, the Board of Directors authorized the repurchase of up to $1.00 billion of the company’s common stock beginning January 1, 2013. At December 31, 2013, $910 million was available for future repurchases of the company’s common stock under this authorization. In connection with the acquisition of Life Technologies, the company suspended repurchases of its common stock at the end of the first quarter of 2013.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 6.          Selected Financial Data

(In millions except per share amounts)	2013 (a)	2012 (b)	2011 (c)	2010 (d)	2009 (e)

Statement of Income Data
Revenues	$13,090.3	$12,509.9	$11,558.8	$10,393.1	$9,741.0
Operating Income	1,609.6	1,482.1	1,250.8	1,188.1	976.3
Income from Continuing Operations	1,279.1	1,258.4	1,023.4	986.1	807.1
Net Income	1,273.3	1,177.9	1,329.9	1,035.6	850.3
Earnings per Share from Continuing Operations:
Basic	3.55	3.46	2.69	2.45	1.96
Diluted	3.50	3.43	2.66	2.41	1.91
Earnings per Share:
Basic	3.53	3.24	3.49	2.57	2.06
Diluted	3.48	3.21	3.46	2.53	2.01

Cash Dividends Declared per Share	.60	.54	—	—	—

Balance Sheet Data
Working Capital	$6,754.7	$2,741.5	$1,708.8	$2,425.2	$2,891.6
Total Assets	31,863.4	27,444.6	26,833.7	21,349.4	21,625.0
Long-term Obligations	9,499.6	7,031.2	5,755.2	2,031.3	2,064.0
Shareholders' Equity	16,856.1	15,464.7	15,038.1	15,361.0	15,430.9

The caption “restructuring and other costs” in the notes below includes amounts charged to cost of revenues, primarily for the sale of inventories revalued at the date of acquisition, and charges/credits to selling, general and administrative expense primarily for significant acquisition transaction costs.

(a)
Reflects $179.8 million of pre-tax charges for restructuring and other costs; after-tax loss of $5.8 million related to the company’s discontinued operations; and the repurchase of $89.8 million of the company’s common stock. Also reflects the issuance of $3.20 billion of long-term debt in December 2013 to fund the acquisition of Life Technologies in January 2014.

(b)
Reflects $150.2 million of pre-tax charges for restructuring and other costs; after-tax loss of $80.5 million related to the company’s discontinued operations; and the repurchase of $1.15 billion of the company’s common stock.

(c)
Reflects $230.6 million of pre-tax charges for restructuring and other costs; after-tax income of $306.5 million related to the company’s discontinued operations; and the repurchase of $1.34 billion of the company’s common stock. Also reflects the acquisitions of Dionex Corporation, in May 2011, and the Phadia group, in August 2011.

(d)
Reflects $76.4 million of pre-tax charges for restructuring and other costs; after-tax income of $49.5 million related to the company’s discontinued operations; and the repurchase of $1.01 billion of the company’s common stock.

(e)
Reflects $67.1 million of pre-tax charges for restructuring and other costs; after-tax income of $43.2 million related to the company’s discontinued operations; and the repurchase of $414.6 million of the company’s common stock.

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

Recent and Pending Acquisitions and Divestitures

The company’s strategy is to augment internal growth at existing businesses with complementary acquisitions such as those completed in 2012 and its 2014 acquisition of Life Technologies. The company’s principal 2012 acquisitions are described below.

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

In addition, on April 14, 2013, the company entered into an Agreement and Plan of Merger with Life Technologies providing for the acquisition of Life Technologies by the company (the “Life Technologies Acquisition”) at a price of approximately $13.6 billion in cash ($76.1311786 per share), plus the assumption of certain Life Technologies indebtedness (Note 2). Life Technologies provides innovative products and services to customers conducting scientific research and genetic analysis, as well as those in applied markets, such as forensics and food safety testing. Life Technologies’ revenues totaled $3.9 billion in 2013. The acquisition was completed on February 3, 2014. Life Technologies will be reported in a new segment, Life Sciences Solutions, together with most of the company’s existing biosciences businesses.

The company completed its permanent financing arrangements for the Life Technologies Acquisition in December 2013. The financing consists of a term loan agreement (the “Term Credit Facility”), proceeds from issuance of senior debt and commercial paper, proceeds from equity forward agreements and cash on hand. These arrangements are discussed below under the caption “Liquidity and Capital Resources”.

In December 2013, the company entered an agreement to sell its sera and media, gene modulation and magnetic beads businesses to GE Healthcare for approximately $1.06 billion. The businesses fall principally in the Analytical Technologies segment. Divestiture of these businesses was a condition to obtaining antitrust approval for the Life Technologies Acquisition. As of December 31, 2013, the agreement to sell the businesses was contingent on, among other things, obtaining antitrust approval for the acquisition of Life Technologies. That approval was obtained in January 2014 at which time these businesses were designated as held for sale. Revenues and operating income in 2013 of the businesses to be sold were approximately $250 million and $80 million, respectively. The sale is subject to additional regulatory approvals and other customary closing conditions.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Results of Operations and Liquidity (continued)

(Dollars in millions)	2013		2012

Revenues
Analytical Technologies	$4,125.1	31.5%	$4,017.9	32.1%
Specialty Diagnostics	3,191.7	24.4%	2,962.3	23.7%
Laboratory Products and Services	6,350.5	48.5%	6,053.7	48.4%
Eliminations	(577.0)	(4.4)%	(524.0)	(4.2)%

	$13,090.3	100%	$12,509.9	100%

Sales in 2013 were $13.09 billion, an increase of $580 million from 2012. Sales increased $188 million due to acquisitions. The unfavorable effects of currency translation resulted in a decrease in revenues of $36 million in 2013. Aside from the effects of currency translation and acquisitions, revenues increased $429 million (3%) primarily due to increased demand offset in part by modestly lower sales to customers in academic and government markets which the company believes was due in part to uncertainty in government funding expectations in the U.S. Sales remained strong to customers in pharmaceutical and biotech industries while sales to customers in industrial markets grew modestly. Sales growth was strong in Asia and modest in Europe and North America.

In 2013, total company operating income and operating income margin were $1.61 billion and 12.3%, respectively, compared with $1.48 billion and 11.8%, respectively, in 2012. The increase in operating income and operating income margin was primarily due to productivity improvements, net of inflationary cost increases, and, to a lesser extent, profit on incremental sales from acquisitions. The increase was offset in part by strategic growth investments, unfavorable foreign currency exchange and, to a lesser extent, $24 million of higher acquisition-related charges in 2013, an increase in amortization expense of $16 million in 2013 primarily related to the acquisitions of One Lambda and Doe & Ingalls and imposition of a medical device excise tax in 2013. The company’s references throughout this discussion to productivity improvements generally refer to improved cost efficiencies from its Practical Process Improvement (PPI) business system, reduced costs resulting from global sourcing initiatives, a lower cost structure following restructuring actions, including headcount reductions and consolidation of facilities, and low cost region manufacturing.

The company’s effective tax rates were 3.1% and 0.9% in 2013 and 2012, respectively. Due primarily to the non-deductibility of intangible asset amortization, the company’s cash payments (net of refunds) for income taxes for its continuing operations were higher than its income tax expense for financial reporting purposes and totaled $230 million and $331 million in 2013 and 2012, respectively. Tax payments decreased in 2013 due primarily to refunds of taxes paid in 2012. In 2013, non-U.S. subsidiaries of the company made cash and deemed distributions to the U.S. which resulted in no net tax cost. As a result of these distributions, the company generated U.S. foreign tax credits of $160 million offset by additional U.S. income taxes of $56 million on the related foreign income. The net result of these transactions favorably affected the income tax provision by $104 million and reduced the company’s effective tax rate by 7.9 percentage points in 2013. In addition, the effective tax rate in 2013 was also reduced by the U.S. Congress’ renewal in January 2013 of a tax credit for research and development activities for 2012 and 2013 and, to a lesser extent, increased earnings in lower tax jurisdictions and financing costs associated with the acquisition of Life Technologies that are deductible in the U.S. The tax credit for 2012 and 2013 research and development activities favorably affected the tax provision in 2013 by $15.4 million, or 1.2 percentage points. The tax provision in the 2013 period was unfavorably affected by $5.4 million, or 0.4 percentage points, as a result of adjustments to deferred tax balances due to changes in tax rates and audit settlements. The tax provision in 2012 was favorably affected by $53 million, or 4.1 percentage points, as a result of adjustments to deferred tax balances due to changes in tax rates, particularly a lower tax rate in Sweden. The company expects its effective tax rate in 2014 will be between 2% and 5% based on currently forecasted rates of profitability in the countries in which the company conducts business. The tax credit for research and development activities has not been extended by the U.S. Congress as of February 26, 2014.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Results of Operations and Liquidity (continued)

Income from continuing operations increased to $1.28 billion in 2013, from $1.26 billion in 2012, primarily due to improved operating performance, offset in part by $126 million of costs related to the acquisition and financing of Life Technologies.

During 2013, the company’s cash flow from operations totaled $2.01 billion (after deducting $5 million used by discontinued operations), compared with $2.04 billion (after deducting $28 million from discontinued operations) for 2012. The decrease resulted in part from cash disbursements for fees paid to obtain bridge financing commitments and other transaction costs, totaling $108 million, related to the acquisition of Life Technologies. In addition, higher increases in working capital items than in 2012 were partially offset in part by higher income before amortization and depreciation in 2013 compared to 2012.

As of December 31, 2013, the company’s short-term debt totaled $988 million, including $250 million of commercial paper obligations and $706 million of senior notes, due in 2014. The company has a revolving credit facility with a bank group that provides up to $1.50 billion of unsecured multi-currency revolving credit. If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of December 31, 2013, no borrowings were outstanding under the company’s revolving credit facility, although available capacity was reduced by approximately $43 million as a result of outstanding letters of credit.

Of the company’s existing cash and short-term investments of $5.83 billion as of December 31, 2013, $5.18 billion was available to partially fund the acquisition of Life Technologies in February 2014. The company believes that the remaining balance of approximately $650 million and the company’s future cash flow from operations together with available borrowing capacity under its revolving credit agreement are sufficient to meet the cash requirements of its existing and Life Technologies businesses for the foreseeable future, including at least the next 24 months.

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

The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to pay amounts due. Such allowances totaled $54 million at December 31, 2013. The company estimates the amount of customer receivables that are uncollectible based on the age of the receivable, the creditworthiness of the customer and any other information that is relevant to the judgment. If the financial condition of the company’s customers were to deteriorate, reducing their ability to make payments, additional allowances would be required.

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

(c)
Intangible Assets and Goodwill

The company uses assumptions and estimates in determining the fair value of assets acquired and liabilities assumed in a business combination. The determination of the fair value of intangible assets, which represent a significant portion of the purchase price in many of the company’s acquisitions, requires the use of significant judgment with regard to (i) the fair value; and (ii) whether such intangibles are amortizable or non-amortizable and, if the former, the period and the method by which the intangible asset will be amortized. The company estimates the fair value of acquisition-related intangible assets principally based on projections of cash flows that will arise from identifiable intangible assets of acquired businesses. The projected cash flows are discounted to determine the present value of the assets at the dates of acquisition. Definite-lived intangible assets totaled $5.73 billion at December 31, 2013. The company reviews definite-lived intangible assets for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Actual cash flows arising from a particular intangible asset could vary from projected cash flows which could imply different carrying values from those established at the dates of acquisition and which could result in impairment of such asset.

The company evaluates goodwill and indefinite-lived intangible assets for impairment annually and when events occur or circumstances change that may reduce the fair value of the asset below its carrying amount. Events or circumstances that might require an interim evaluation include unexpected adverse business conditions, economic factors, unanticipated technological changes or competitive activities, loss of key personnel and acts by governments and courts. Goodwill and indefinite-lived intangible assets totaled $12.50 billion and $1.34 billion, respectively, at December 31, 2013. Estimates of future cash flows require assumptions related to revenue and operating income growth, asset-related expenditures, working capital levels and other factors. Different assumptions from those made in the company’s analysis could materially affect projected cash flows and the company’s evaluation of goodwill and indefinite-lived intangible assets for impairment.

Growth at some of the company’s businesses slowed in 2011 – 2013 which the company believes was in part due to uncertainty in funding expectations of customers in academic and government markets and economic uncertainty including a slow-down in Southern Europe. Projections of profitability for 2014 and thereafter and indicated fair values based on peer revenues and earnings trading multiples were sufficient to conclude that no impairment of goodwill or indefinite-lived intangible assets existed at the end of the tenth fiscal month of 2013, the date of the company’s impairment testing. There can be no assurance, however, that the slowing of growth experienced in 2011 - 2013 at some businesses will not continue or worsen in 2014 and that a downturn will not materially adversely affect peer trading multiples and the company’s businesses such that they do not achieve their forecasted profitability and these assets become impaired. Should the fair value of the company’s goodwill or indefinite-lived intangible assets decline because of reduced operating performance, market declines, or other indicators of impairment, or as a result of changes in the discount rate, charges for impairment may be necessary.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates (continued)

The company’s ImmunoDiagnostics reporting unit was created with the acquisition of the Phadia Group in August 2011. Because this reporting unit consists solely of the acquired business, its book value equaled its fair value as of the acquisition date and thus, no cushion of fair value over book value existed at that date. During its 2013 goodwill impairment testing, the company determined that the ImmunoDiagnostics reporting unit’s cushion of fair value over book value had increased from 0% at the acquisition date to 11% as of November 1, 2013. Despite this favorable increase, given that the fair value is not substantially in excess of the book value, relatively small decreases in future cash flows from forecasted results or changes in discount rates or other assumptions could result in impairment of goodwill. The key variables that drive the cash flows of the reporting unit are levels of profitability and terminal value growth rate assumptions, as well as the weighted average cost of capital (WACC) rate applied. The estimates used for these assumptions represent management's best estimates, which the company believes are reasonable. These assumptions, however, are subject to uncertainty, including the degree to which the acquired business will grow revenue and profitability levels. The ImmunoDiagnostics reporting unit had $1.80 billion of goodwill, and had an overall carrying value of $3.31 billion as of December 31, 2013.

(d)
Other Long-lived Assets

The company reviews other long-lived assets for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Other long-lived assets totaled $2.41 billion at December 31, 2013, including $1.77 billion of fixed assets. In testing a long-lived asset for impairment, assumptions are made concerning projected cash flows associated with the asset. Estimates of future cash flows require assumptions related to revenue and operating income growth and asset-related expenditures associated with the asset being reviewed for impairment. Should future cash flows decline significantly from estimated amounts, charges for impairment of other long-lived assets may be necessary.

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

At the time the company recognizes revenue, it provides for the estimated cost of standard product warranties in cost of product revenues based primarily on historical experience and knowledge of any specific warranty problems that indicate projected warranty costs may vary from historical patterns. The liability for warranty obligations of the company’s continuing operations totaled $50 million at December 31, 2013. Should product failure rates or the actual cost of correcting product failures vary from estimates, revisions to the estimated warranty liability would be necessary.

(g)	Income Taxes

In the ordinary course of business there is inherent uncertainty in quantifying the company’s income tax positions. The company assesses income tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the company has recorded the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. The company’s reserve for these matters totaled $134 million at December 31, 2013. Where applicable, associated interest expense has also been recognized as a component of the provision for income taxes.

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

The company estimates the degree to which tax assets and loss carryforwards will result in a benefit based on expected profitability by tax jurisdiction, and provides a valuation allowance for tax assets and loss carryforwards that it believes will more likely than not go unused. If it becomes more likely than not that a tax asset or loss carryforward will be used, the company reverses the related valuation allowance. Any such reversals are recorded as a reduction of the company’s tax provision. The company’s tax valuation allowance totaled $77 million at December 31, 2013. Should the company’s actual future taxable income by tax jurisdiction vary from estimates, additional allowances or reversals thereof may be necessary.

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

Several of the company’s U.S. and non-U.S. subsidiaries sponsor defined benefit pension and other retiree benefit plans. The cost and obligations of these arrangements are calculated using many assumptions to estimate the benefits that the employee earns while working, the amount of which cannot be completely determined until the benefit payments cease. Major assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on plan assets and rate of increase in employee compensation levels. Assumptions are determined based on company data and appropriate market indicators in consultation with third-party actuaries, and are evaluated each year as of the plans’ measurement date. Net periodic pension costs for the company’s pension and other postretirement benefit plans totaled $29 million in 2013. The company’s unfunded benefit obligation totaled $301 million at year-end 2013 compared with $408 million at year-end 2012. Should any of these assumptions change, they would have an effect on net periodic pension costs and the unfunded benefit obligation. For example, a 10% decrease in the discount rate would result in an annual increase in pension and other postretirement benefit expense of approximately $3 million and an increase in the benefit obligation of approximately $85 million.

As of December 31, 2013, the company expects to contribute between $30 and $40 million to its existing defined benefit pension plans in 2014.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

2013 Compared With 2012

Continuing Operations
			Total	Currency	Acquisitions/
(In millions)	2013	2012	Change	Translation	Divestitures	Operations

Revenues
Analytical Technologies	$4,125.1	$4,017.9	$107.2	$(24.9)	$9.4	$122.7
Specialty Diagnostics	3,191.7	2,962.3	229.4	(5.4)	143.0	91.8
Laboratory Products and Services	6,350.5	6,053.7	296.8	(6.1)	35.7	267.2
Eliminations	(577.0)	(524.0)	(53.0)	—	—	(53.0)

Consolidated Revenues	$13,090.3	$12,509.9	$580.4	$(36.4)	$188.1	$428.7

Sales in 2013 were $13.09 billion, an increase of $580 million from 2012. Sales increased $188 million due to acquisitions. The unfavorable effects of currency translation resulted in a decrease in revenues of $36 million in 2013. Aside from the effects of currency translation and acquisitions, revenues increased $429 million (3%) primarily due to increased demand offset in part by modestly lower sales to customers in academic and government markets which the company believes was due in part to uncertainty in government funding expectations in the U.S. Sales remained strong to customers in pharmaceutical and biotech industries while sales growth was modest to customers in industrial markets. Sales growth was strong in Asia and modest in Europe and North America.

In 2013, total company operating income and operating income margin were $1.61 billion and 12.3%, respectively, compared with $1.48 billion and 11.8%, respectively, in 2012. The increase in operating income and operating income margin was primarily due to productivity improvements, net of inflationary cost increases, and, to a lesser extent, profit on incremental sales from acquisitions. The increase was offset in part by strategic growth investments, unfavorable foreign currency exchange and, to a lesser extent, $24 million of higher acquisition-related charges in 2013, an increase in amortization expense of $16 million in 2013 primarily related to the acquisitions of One Lambda and Doe & Ingalls and imposition of a medical device excise tax in 2013. The company’s references throughout this discussion to productivity improvements generally refer to improved cost efficiencies from its Practical Process Improvement (PPI) business system, reduced costs resulting from global sourcing initiatives, a lower cost structure following restructuring actions, including headcount reductions and consolidation of facilities, and low cost region manufacturing.

In 2013, the company recorded restructuring and other costs, net, of $180 million, including $29 million of charges to cost of revenues related primarily for the sale of inventories revalued at the date of acquisition and, to a lesser extent, accelerated depreciation on manufacturing assets to be abandoned due to facility consolidations and $74 million of charges to selling, general and administrative expenses consisting primarily of transaction costs related to the acquisition of Life Technologies, revisions of estimated contingent consideration for a recent acquisition and a charge associated with product liability litigation. The company incurred $78 million of cash restructuring costs primarily for continued headcount reductions and facility consolidations in an effort to streamline operations, including severance at several businesses and abandoned facility expenses at businesses that have been or are being consolidated, such as the consolidation of several facilities in the U.S. and Europe (see Note 14). The cash costs also included $4 million of transaction expenses related to the agreement to sell its sera and media, gene modulation and magnetic beads businesses (see Note 2).

In 2012, the company recorded restructuring and other costs, net, of $150 million, including $56 million of charges to cost of revenues primarily related to the sale of inventories revalued at the date of acquisition and $13 million of charges to selling, general and administrative expenses primarily consisting of transaction costs related to the acquisition of One Lambda. The company incurred $67 million of cash restructuring costs primarily for continued headcount reductions and facility consolidations in an effort to streamline operations, including severance at several businesses and abandoned facility expenses at businesses that have been or are being consolidated. The company also recorded $15 million of non-cash expense, net, primarily for the impairment of intangible asset at several small business units and, to a lesser extent, real estate writedowns related to facility consolidations partially offset by a $6 million gain from the settlement of pre-acquisition litigation.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

As of February 27, 2014, the company has identified restructuring actions that will result in additional charges of approximately $50 million in 2014 and expects to identify additional actions during 2014, including some related to the acquisition of Life Technologies. The restructuring projects for which charges were incurred in 2013 are expected to result in annual cost savings of approximately $80 million beginning in part in 2013 and, to a greater extent, in 2014, including $35 million in the Analytical Technologies segment, $20 million in the Specialty Diagnostics segment and $25 million in the Laboratory Products and Services segment. The restructuring actions for which charges were incurred in 2012 resulted in annual cost savings of approximately $85 million beginning in part in 2012 and to a greater extent in 2013, including $40 million in the Analytical Technologies segment, $20 million in the Specialty Diagnostics segment and $25 million in the Laboratory Products and Services segment.

The company expects significant restructuring charges in the first quarter of 2014 in connection with the acceleration of certain equity awards held by Life Technologies’ employees and severance obligations payable to former Life Technologies’ executives.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

(Dollars in millions)	2013	2012	Change

Revenues
Analytical Technologies	$4,125.1	$4,017.9	3%
Specialty Diagnostics	3,191.7	2,962.3	8%
Laboratory Products and Services	6,350.5	6,053.7	5%
Eliminations	(577.0)	(524.0)	10%

Consolidated Revenues	$13,090.3	$12,509.9	5%

Segment Income
Analytical Technologies	$767.8	$749.1	2%
Specialty Diagnostics	866.7	761.2	14%
Laboratory Products and Services	918.0	869.6	6%

Subtotal Reportable Segments	2,552.5	2,379.9	7%

Cost of Revenues Charges	(28.6)	(55.6)
Selling, General and Administrative Charges, Net	(73.5)	(12.5)
Restructuring and Other Costs, Net	(77.7)	(82.1)
Amortization of Acquisition-related Intangible Assets	(763.1)	(747.6)

Consolidated Operating Income	$1,609.6	$1,482.1	9%

Reportable Segments Operating Income Margin	19.5%	19.0%

Consolidated Operating Income Margin	12.3%	11.8%

Income from the company’s reportable segments increased 7% to $2.55 billion in 2013 due primarily to productivity improvements, net of inflationary costs increases, and, to a lesser extent, profit on incremental sales from acquisitions, offset in part by strategic growth investments and unfavorable foreign currency exchange.

Analytical Technologies
(Dollars in millions)	2013	2012	Change

Revenues	$4,125.1	$4,017.9	3%

Operating Income Margin	18.6%	18.6%	0.0pt

Sales in the Analytical Technologies segment increased $107 million to $4.13 billion in 2013. Sales increased $123 million (3%) due to higher revenues at existing businesses and $9 million due to acquisitions. These increases were offset in part by a decrease of $25 million due to the unfavorable effects of currency translation. The increase in revenue at existing businesses was primarily due to increased demand for chromatography and mass spectrometry instruments as well as bioscience products, offset in part by lower sales of chemical analysis products which the company believes were affected by macro economic conditions facing customers in industrial markets.

Operating income margin was 18.6% in 2013 compared to 18.6% in 2012. Operating margin was favorably affected by productivity improvements, net of inflationary cost increases, offset by strategic growth investments and unfavorable foreign currency exchange.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

Specialty Diagnostics
(Dollars in millions)	2013	2012	Change

Revenues	$3,191.7	$2,962.3	8%

Operating Income Margin	27.2%	25.7%	1.5pt

Sales in the Specialty Diagnostics segment increased $229 million to $3.19 billion in 2013. Sales increased $143 million due to an acquisition and $92 million (3%) due to higher revenues at existing businesses. These increases were offset in part by a decrease of $5 million due to the unfavorable effects of currency translation. The increase in revenue at existing businesses was primarily due to increased demand, particularly for clinical diagnostics products and, to a lesser extent, microbiology and allergy products in part as a result of strong flu and pollen seasons, partially offset by weakness from reduced healthcare utilization and lower sales of instruments to diagnostic laboratories due in part to lower healthcare reimbursement rates in the U.S. for anatomical pathology tests.

Operating income margin was 27.2% in 2013 and 25.7% in 2012. The increase resulted from profit on incremental sales from an acquisition and, to a lesser extent, at existing businesses as well as productivity improvements, net of inflationary cost increases. The increases were offset in part by strategic growth investments and imposition of the medical device excise tax in 2013.

Laboratory Products and Services
(Dollars in millions)	2013	2012	Change

Revenues	$6,350.5	$6,053.7	5%

Operating Income Margin	14.5%	14.4%	0.1pt

Sales in the Laboratory Products and Services segment increased $297 million to $6.35 billion in 2013. Sales increased $267 million (4%) due to higher revenues at existing businesses and $36 million due to an acquisition. The unfavorable effects of currency translation resulted in a decrease in revenues of $6 million in 2013. The increase in revenue at existing businesses was primarily due to increased demand for laboratory products and clinical trial logistics services. Sales of laboratory equipment increased only modestly due to weakness in demand from customers in academic and government markets.

Operating income margin was 14.5% in 2013 and 14.4% in 2012. The increase was primarily due to productivity improvements, net of inflationary cost increases and, to a lesser extent, price increases, offset in part by strategic growth investments and unfavorable sales mix.

Other Expense, Net
The company reported other expense, net, of $290 million and $213 million in 2013 and 2012, respectively (Note 4). In the first quarter of 2013, the company irrevocably contributed appreciated available-for-sale investments that had a fair value of $27 million to two of its U.K. defined benefit plans, resulting in realization of a previously unrecognized gain of $11 million. In 2013, other items, net also includes $74 million of charges related to amortization of fees paid to obtain bridge financing commitments related to the Life Technologies Acquisition, offset in part by gains totaling $5 million from sales of equity investments. Interest expense increased $21 million primarily due to the debt issued to fund the One Lambda and Life Technologies acquisitions.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

Provision for Income Taxes
The company’s effective tax rates were 3.1% and 0.9% in 2013 and 2012, respectively. Due primarily to the non-deductibility of intangible asset amortization, the company’s cash payments (net of refunds) for income taxes for its continuing operations were higher than its income tax expense for financial reporting purposes and totaled $230 million and $331 million in 2013 and 2012, respectively. Tax payments decreased in 2013 due primarily to refunds of taxes paid in 2012. In 2013, non-U.S. subsidiaries of the company made cash and deemed distributions to the U.S. which resulted in no net tax cost. As a result of these distributions, the company generated U.S. foreign tax credits of $160 million offset by additional U.S. income taxes of $56 million on the related foreign income. The net result of these transactions favorably affected the income tax provision by $104 million and reduced the company’s effective tax rate by 7.9 percentage points in 2013. In addition, the effective tax rate in 2013 was also reduced by the U.S. Congress’ renewal in January 2013 of a tax credit for research and development activities for 2012 and 2013 and, to a lesser extent, increased earnings in lower tax jurisdictions and financing costs associated with the acquisition of Life Technologies that are deductible in the U.S. The tax credit for 2012 and 2013 research and development activities favorably affected the tax provision in 2013 by $15.4 million, or 1.2 percentage points. The tax provision in the 2013 period was unfavorably affected by $5.4 million, or 0.4 percentage points, as a result of adjustments to deferred tax balances due to changes in tax rates and audit settlements. The tax provision in 2012 was favorably affected by $53 million, or 4.1 percentage points, as a result of adjustments to deferred tax balances due to changes in tax rates, particularly a lower tax rate in Sweden. The company expects its effective tax rate in 2014 will be between 2% and 5% based on currently forecasted rates of profitability in the countries in which the company conducts business. The tax credit for research and development activities has not been extended by the U.S. Congress as of February 26, 2014.

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

Discontinued Operations
On June 22, 2012, in an effort to exit a non-core business, the company’s senior management made a decision to pursue a sale of its laboratory workstations business, part of the Laboratory Products and Services segment. The company completed the sale in October 2012 for nominal proceeds. Revenues of the laboratory workstations business were $147 million in the 2012 period prior to the sale. The business incurred a pre-tax loss of $30 million in 2012 due to inventory write-offs, higher manufacturing costs and restructuring and other transition costs associated with relocation of the business. In 2012, the company recorded after-tax charges aggregating $63 million as the loss on the divestiture. The loss in 2013 for discontinued operations primarily represents a charge for the cost of razing abandoned facilities of the business prior to sale of the land. The results of the laboratory workstations business have been included in the accompanying financial statements as discontinued operations for all periods presented.

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

Contingent Liabilities
The company is contingently liable with respect to certain legal proceedings and related matters. An outcome that differs materially from current reserve estimates for one or more of the matters described in Note 10 or Item 3 of this Form 10-K could have a material adverse effect on the company’s financial position as well as its results of operations and cash flows.

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

In 2012, total company operating income and operating income margin were $1.48 billion and 11.8%, respectively, compared with $1.25 billion and 10.8%, respectively, in 2011. The increase in operating income was primarily due to profit on incremental sales from acquisitions and existing businesses and, to a lesser extent, productivity improvements, net of inflationary cost increases and $84 million of lower acquisition-related charges in 2012. The increase was offset in part by strategic growth investments and an increase in amortization expense of $100 million in 2012, primarily related to the acquisitions of Phadia and Dionex.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

Segment Results
(Dollars in millions)	2012	2011	Change

Revenues
Analytical Technologies	$4,017.9	$3,739.7	7%
Specialty Diagnostics	2,962.3	2,469.9	20%
Laboratory Products and Services	6,053.7	5,831.2	4%
Eliminations	(524.0)	(482.0)	9%

Consolidated Revenues	$12,509.9	$11,558.8	8%

Segment Income
Analytical Technologies	$749.1	$694.8	8%
Specialty Diagnostics	761.2	598.4	27%
Laboratory Products and Services	869.6	836.1	4%

Subtotal Reportable Segments	2,379.9	2,129.3	12%

Cost of Revenues Charges	(55.6)	(72.6)
Selling, General and Administrative Costs, Net	(12.5)	(61.5)
Restructuring and Other Costs, Net	(82.1)	(96.5)
Amortization of Acquisition-related Intangible Assets	(747.6)	(647.9)

Consolidated Operating Income	$1,482.1	$1,250.8	18%

Reportable Segments Operating Income Margin	19.0%	18.4%

Consolidated Operating Income Margin	11.8%	10.8%

Income from the company’s reportable segments increased 12% to $2.38 billion in 2012 due primarily to profit on incremental sales from acquisitions and, to a lesser extent, existing businesses and productivity improvements offset in part by inflationary cost increases.

Analytical Technologies
(Dollars in millions)	2012	2011	Change

Revenues	$4,017.9	$3,739.7	7%

Operating Income Margin	18.6%	18.6%	-

Sales in the Analytical Technologies segment increased $278 million to $4.02 billion in 2012. The increase was due to acquisitions, including Dionex, and higher revenue at existing businesses, offset in part by the unfavorable effects of currency translation. Had Dionex and the company been combined from the beginning of 2011, revenues would have increased $104 million (3%) over pro forma 2011 revenues, including an increase of $183 million (5%) due to higher revenues at existing businesses and $2 million due to acquisitions, net of a disposition, offset in part by $81 million due to the unfavorable effects of currency translation. The pro forma increase in revenue at existing businesses was primarily due to increased demand across the segment’s range of analytical instruments and for bioscience products, offset in part by lower sales to customers in academic and government markets.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

Operating income margin was 18.6% in both 2012 and 2011. Profit from productivity improvements, net of inflationary cost increases and, to a lesser extent, from incremental sales at existing businesses was substantially offset by higher spending on commercial initiatives and unfavorable currency translation.

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

Laboratory Products and Services
(Dollars in millions)	2012	2011	Change

Revenues	$6,053.7	$5,831.2	4%

Operating Income Margin	14.4%	14.3%	0.1

Sales in the Laboratory Products and Services segment increased $223 million to $6.05 billion in 2012. Sales increased $74 million due to acquisitions. The unfavorable effects of currency translation resulted in a decrease in revenues of $89 million in 2012. In addition to the changes in revenue resulting from acquisitions and currency translation, revenues increased $238 million (4%) primarily due to increased demand for laboratory consumables and, to a lesser extent, clinical trial logistics services. The increase in demand was offset in part by lower sales of laboratory equipment, particularly to customers in academic and government markets.

Operating income margin was 14.4% in 2012 and 14.3% in 2011. The increase resulted from productivity improvements, net of inflationary cost increases, offset in part by lower sales of higher margin laboratory equipment and higher spending on commercial initiatives.

Other Expense, Net
The company reported other expense, net, of $213 million and $118 million in 2012 and 2011, respectively. The increase was primarily due to an increase of $66 million in interest expense related to the debt issued to fund the Phadia and Dionex acquisitions. In 2011, other items, net included a $28 million gain on currency exchange contracts associated with the Phadia acquisition and repayment of its multi-currency debt and an $18 million gain on the sale of an investment accounted for under the cost method, offset in part by $10 million of fees associated with short-term financing commitments to fund the Phadia acquisition.

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

Discontinued Operations
The company placed its laboratory workstations business for sale in June 2012 and reclassified its accounts and results to discontinued operations for all periods presented. Revenues of the laboratory workstations business were $147 million in the 2012 period prior to the sale, compared to $180 million in 2011. The business incurred a pre-tax loss of $30 million in 2012 compared with a pre-tax loss of $6 million in 2011 due to inventory write-offs, higher manufacturing costs and restructuring and other transition costs associated with relocation of the business. In 2012, the company recorded after-tax charges aggregating $63 million as the loss on the divestiture. The business was sold in October 2012 for nominal proceeds.

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

Liquidity and Capital Resources
Consolidated working capital was $6.75 billion at December 31, 2013, compared with $2.74 billion at December 31, 2012. Included in working capital were cash, cash equivalents and short-term investments of $5.83 billion at December 31, 2013 and $810 million at December 31, 2012. The increase in working capital is primarily due to the issuance of $3.20 billion of long-term debt to fund the acquisition of Life Technologies and, to a lesser extent, earnings before amortization and depreciation and proceeds from the issuance of the company’s common stock under employees’ stock plans, offset in part by the payment of dividends and the repurchase of the company’s common stock.

2013
Cash provided by operating activities was $2.01 billion during 2013. Increases in accounts receivable and inventories used cash of $148 million and $72 million, respectively, primarily to support growth in sales. A decrease in other assets provided cash of $169 million primarily due to the timing of income tax refunds. An increase in accounts payable provided cash of $47 million, primarily due to higher inventory purchases. An increase in other liabilities provided cash of $163 million primarily due to the timing of payments for income taxes and incentive compensation. In 2013, the company paid fees to obtain bridge financing commitments and other transaction costs totaling $108 million related to the acquisition of Life Technologies. The company made cash contributions to its pension and postretirement benefit plans totaling $38 million during 2013. Cash payments for income taxes of continuing operations decreased to $230 million during 2013, compared with $331 million in the prior year, primarily related to refunds due from 2012. Payments for restructuring actions, principally severance costs and lease and other expenses of real estate consolidation, used cash of $69 million during 2013.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

During 2013, the company’s primary investing activities were the purchase of $282 million of property, plant and equipment.
The company’s financing activities provided $3.31 billion of cash during 2013. To partially fund the acquisition of Life Technologies, the company issued $3.20 billion of senior notes. The company’s financing activities also included $230 million of proceeds from employee stock option exercises offset by the repurchase of $90 million of the company’s common stock and the payment of $216 million in cash dividends. On November 8, 2012, the Board of Directors authorized the repurchase of up to $1.00 billion of the company’s common stock beginning January 1, 2013. At December 31, 2013, $910 million was available for future repurchases of the company’s common stock under this authorization. In connection with the acquisition of Life Technologies, the company suspended repurchases of its common stock at the end of the first quarter of 2013.

As of December 31, 2013, the company’s short-term debt totaled $988 million, including $250 million of commercial paper obligations and $706 million of senior notes, due in 2014. The company has a revolving credit facility with a bank group that provides up to $1.50 billion of unsecured multi-currency revolving credit. If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of December 31, 2013, no borrowings were outstanding under the company’s revolving credit facility, although available capacity was reduced by approximately $43 million as a result of outstanding letters of credit.

In January 2014, the company borrowed $5.00 billion under its Term Credit Facility and committed to make scheduled repayments through 2017. In addition, in January and February 2014, the company issued 34.9 million shares under equity forward and subscription agreements for aggregate proceeds of $2.94 billion. Proceeds from the Term Credit Facility and the equity forward agreements and cash on hand were used to fund the $13.6 billion cash purchase price of Life Technologies. The financial covenants of the Term Credit Facility and revolving credit facility require the company to maintain a Consolidated Leverage Ratio of debt to EBITDA (as defined in the agreements) below 5.5 to 1.0 during the first six months after the closing date of the Life Technologies Acquisition and decreasing, based on the passage of time, to 3.5 to 1.0, after 18 months. The company must also maintain a minimum interest coverage ratio of 3.0 to 1.0.

Approximately half of the company’s cash balances, aside from approximately $5.18 billion of cash held at year-end to fund the Life Technologies Acquisition, and cash flows from operations are from outside the U.S. The company uses its non-U.S. cash for needs outside of the U.S. including acquisitions and repayment of acquisition-related intercompany debt to the U.S. In addition, the company also transfers cash to the U.S. using non-taxable returns of capital as well as dividends where the related U.S. foreign tax credit equals or exceeds any tax cost arising from the dividends. As a result of using such means of transferring cash to the U.S., the company does not expect any adverse liquidity effects from its significant non-U.S. cash balances for the foreseeable future.

Of the company’s existing cash and short-term investments of $5.83 billion as of December 31, 2013, $5.18 billion was available to partially fund the acquisition of Life Technologies in February 2014. The company believes that the remaining balance of approximately $650 million and the company’s future cash flow from operations together with available borrowing capacity under its revolving credit agreement are sufficient to meet the cash requirements of its existing and Life Technologies businesses for the foreseeable future, including at least the next 24 months.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

2012
Cash provided by operating activities was $2.04 billion during 2012. An increase in inventories used cash of $60 million, primarily to support growth in sales. An increase in other assets used cash of $100 million primarily related to the timing of tax refunds. An increase in other liabilities provided cash of $127 million, primarily due to the timing of payments for incentive compensation and income taxes. Cash payments for income taxes of continuing operations totaled $331 million during 2012. Payments for restructuring actions, principally severance costs and lease and other expenses of real estate consolidation, used cash of $64 million during 2012.

During 2012, the company’s primary investing activities included acquisitions and the purchase of property, plant and equipment. The company expended $1.08 billion for acquisitions and $315 million for purchases of property, plant and equipment. The company’s investing activities also included a $45 million increase in restricted cash to collateralize short-term borrowings in Asia. The company’s discontinued operations provided $59 million of cash, primarily tax benefits from the loss on sale of the laboratory workstations business and receipt of escrowed proceeds from the 2011 sale of Lancaster Laboratories.

The company’s financing activities used $918 million of cash during 2012, principally for the repurchase of $1.15 billion of the company’s common stock and to reduce commercial paper obligations by $849 million, offset in part by the issuance of $1.3 billion in senior notes. The company’s financing activities in 2012 also included the repayment of $355 million of long-term debt and the receipt of $254 million of proceeds from employee stock option exercises. Cash dividend payments totaled $142 million during 2012.

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

Off-Balance Sheet Arrangements
The company did not use special purpose entities or other off-balance-sheet financing arrangements in 2011 - 2013 except for letters of credit, bank guarantees, a build-to-suit lease arrangement entered in 2012, surety bonds and other guarantees disclosed in the table or discussed below. Of the amounts disclosed in the table below for letters of credit, bank guarantees, surety bonds and other guarantees, $4.8 million relates to guarantees of the performance of third parties, principally in connection with businesses that were sold. The balance relates to guarantees of the company’s own performance, primarily in the ordinary course of business.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

Contractual Obligations and Other Commercial Commitments
The table below summarizes, by period due or expiration of commitment, the company’s contractual obligations and other commercial commitments as of December 31, 2013.
	Payments due by Period or Expiration of Commitment
(In millions)	2014	2015 and 2016	2017 and 2018	2019 and Thereafter	Total

Contractual Obligations and Other
Commercial Commitments
Debt principal, including short- term debt (a)	$981.0	$2,609.3	$1,401.1	$5,500.0	$10,491.4
Interest	324.1	560.4	436.1	1,145.5	2,466.1
Capital lease obligations	0.3	0.2	—	—	0.5
Operating lease obligations	106.5	131.7	62.0	54.2	354.4
Unconditional purchase obligations (b)	282.2	8.5	—	—	290.7
Letters of credit and bank guarantees	78.2	10.6	0.5	13.7	103.0
Surety bonds and other guarantees	47.3	5.5	—	—	52.8
Pension obligations on balance sheet	29.7	64.1	70.7	161.9	326.4
Asset retirement obligations	4.0	10.2	3.5	10.5	28.2
Acquisition-related contingent consideration accrued on balance sheet	2.1	2.8	0.2	—	5.1
Other (c)	1.1	—	—	—	1.1

	$1,856.5	$3,403.3	$1,974.1	$6,885.8	$14,119.7

(a)	Amounts represent the expected cash payments for debt and do not include any deferred issuance costs.
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
    The contractual obligation at December 31, 2013 to purchase Life Technologies for $13.6 billion plus the assumption of debt has been omitted from the above table. The acquisition was completed on February 3, 2014.

Reserves for unrecognized tax benefits of $134 million have not been included in the above table due to the inability to predict the timing of tax audit resolutions.

    The company has no material commitments for purchases of property, plant and equipment but expects that for 2014, such expenditures for its existing and Life Technologies businesses will approximate $470 to $490 million.

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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The company is exposed to market risk from changes in interest rates and currency exchange rates, which could affect its future results of operations and financial condition. The company manages its exposure to these risks through its regular operating and financing activities. The company has periodically hedged interest rate risks of fixed-rate instruments with offsetting interest rate swaps. Additionally, the company uses short-term forward and option contracts primarily to hedge certain balance sheet and operational exposures resulting from changes in currency exchange rates. Such exposures result from purchases, sales, cash and intercompany loans that are denominated in currencies other than the functional currencies of the respective operations. The currency-exchange contracts principally hedge transactions denominated in euro, British pounds sterling, Chinese yuan, Australian dollars and Swedish krona. Income and losses arising from these derivative contracts are recognized as offsets to losses and income resulting from the underlying exposure being hedged. The company does not enter into speculative derivative agreements.

Interest Rates
The company is exposed to changes in interest rates while conducting normal business operations as a result of ongoing investing and financing activities, which affect the company’s debt as well as cash and cash equivalents. As of December 31, 2013, the company’s debt portfolio was comprised primarily of fixed rate borrowings. The fair market value of the company’s fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The total estimated fair value of the company’s debt at December 31, 2013 was $10.60 billion (see Note 12). Fair values were determined from available market prices using current interest rates and terms to maturity. If interest rates were to decrease by 100 basis points, the fair value of the company’s debt at December 31, 2013 would increase by approximately $523 million. If interest rates were to increase by 100 basis points, the fair value of the company’s debt at December 31, 2013 would decrease by approximately $482 million.

In addition, interest rate changes would result in a change in the company’s interest expense due to variable-rate debt instruments including swap arrangements. A 100-basis -point increase in interest rates at December 31, 2013 would increase the company’s annual pre-tax interest expense by approximately $9 million.

Currency Exchange Rates
The company views its investment in international subsidiaries with a functional currency other than the U.S. dollar as permanent. The company’s investment in international subsidiaries is sensitive to fluctuations in currency exchange rates. The functional currencies of the company’s international subsidiaries are principally denominated in Swedish krona, euro, British pounds sterling, Danish krone and Canadian dollars. The effect of a change in currency exchange rates on the company’s net investment in international subsidiaries is reflected in the “accumulated other comprehensive items” component of shareholders’ equity. A 10% depreciation in year-end 2013 functional currencies, relative to the U.S. dollar, would result in a reduction of shareholders’ equity of $758 million.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Quantitative and Qualitative Disclosures About Market Risk (continued)

The fair value of forward currency-exchange contracts is sensitive to changes in currency exchange rates. The fair value of forward currency-exchange contracts is the estimated amount that the company would pay or receive upon termination of the contract, taking into account the change in currency exchange rates. A 10% depreciation in year-end 2013 non-functional currency exchange rates related to the company’s contracts would result in an unrealized gain on forward currency-exchange contracts of $85 million. A 10% appreciation in year-end 2013 non-functional currency exchange rates related to the company’s contracts would result in an increase in the unrealized loss on forward currency-exchange contracts of $85 million. The unrealized gains or losses on forward currency-exchange contracts resulting from changes in currency exchange rates are expected to approximately offset losses or gains on the exposures being hedged.

Certain of the company’s cash and cash equivalents are denominated in currencies other than the functional currency of the depositor and are sensitive to changes in currency exchange rates. A 10% depreciation in the related year-end 2013 non-functional currency exchange rates applied to such cash balances would result in a negative impact of $16 million on the company’s net income.

Item 8. Financial Statements and Supplementary Data
This data is submitted as a separate section to this report. See Item 15 “Exhibits and Financial Statement Schedules.”
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
The company’s management, with the participation of the company’s chief executive officer and chief financial officer, evaluated the effectiveness of the company’s disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the company’s disclosure controls and procedures as of December 31, 2013, the company’s chief executive officer and chief financial officer concluded that, as of such date, the company’s disclosure controls and procedures were effective at the reasonable assurance level.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Changes in Internal Control over Financial Reporting
There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended December 31, 2013, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting
The company’s management, including the company’s chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The company’s management conducted an assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2013 based on criteria established in “Internal Control - Integrated Framework” (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the company’s management concluded that, as of December 31, 2013, the company’s internal control over financial reporting was effective.

The company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the company’s internal control over financial reporting as of December 31, 2013, as stated in their report that appears on page F-2 of this Annual Report on Form 10-K.

Item 9B. Other Information
Not applicable.
PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information with respect to directors required by this Item will be contained in our definitive proxy statement to be filed with the SEC not later than 120 days after the close of business of the fiscal year (2014 Definitive Proxy Statement) and is incorporated in this report by reference.

The information with respect to executive officers required by this Item is included in Item 1 of Part I of this report.
The other information required by this Item will be contained in our 2014 Definitive Proxy Statement and is incorporated in this report by reference.
Item 11. Executive Compensation
The information required by this Item will be contained in our 2014 Definitive Proxy Statement and is incorporated in this report by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be contained in our 2014 Definitive Proxy Statement and is incorporated in this report by reference.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be contained in our 2014 Definitive Proxy Statement and is incorporated in this report by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item will be contained in our 2014 Definitive Proxy Statement and is incorporated in this report by reference.
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

Date: February 27, 2014	THERMO FISHER SCIENTIFIC INC.

By: /s/ Marc N. Casper
Marc N. Casper
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of February 27, 2014.

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

2.6
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

4.9
Sixth Supplemental Indenture, dated as of December 11, 2013, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed December 11, 2013 [File No. 1-8002] and incorporated in this document by reference)

4.10
Indenture between Life Technologies and U.S. Bank National Association., as trustee, dated as of February 19, 2010 (filed as Exhibit 4.1 to Life Technologies Corporation’s Current Report on Form 8-K, filed on February 19, 2010 [File No. 000-25317] and incorporated in this document by reference).

4.11
First Supplemental Indenture between Life Technologies and U.S. Bank National Association., as trustee, dated as of February 19, 2010, including the forms of the Life Technologies 3.375% Senior Notes due 2013, 4.400% Senior Notes due 2015 and 6.000% Senior Notes due 2020 (filed as Exhibit 4.2 to Life Technologies Corporation’s Current Report on Form 8-K, filed on February 19, 2010 [File No. 000-25317] and incorporated in this document by reference).

4.12
Second Supplemental Indenture between Life Technologies and U.S. Bank National Association., as trustee, dated as of December 14, 2010, including the forms of the Life Technologies 3.50% Senior Notes due 2016 and 5.00% Senior Notes due 2021 (filed as Exhibit 4.2 to Life Technologies Corporation’s Current Report on Form 8-K, filed on December 14, 2010 [File No. 000-25317] and incorporated in this document by reference).

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

10.3
Thermo Electron Corporation Deferred Compensation Plan, effective November 1, 2001 (filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001 [File No. 1-8002] and incorporated in this document by reference).*

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.4
Form of Amended and Restated Indemnification Agreement between the Registrant and its directors and officers (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-4 [Reg. No. 333-90661] and incorporated in this document by reference).*

10.5
Executive Registry Program at the Massachusetts General Hospital (filed as Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 [File No. 1-8002] and incorporated in this document by reference).*

10.6
Form of Executive Change in Control Retention Agreement for Officers (other than Marc Casper) (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 3, 2013 [File No. 1-8002] and incorporated in this document by reference).*

10.7
Thermo Fisher Scientific Inc. Executive Severance Policy (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 19, 2008 [File No. 1-8002] and incorporated in this document by reference).*

10.8
Form of Thermo Fisher Scientific Inc. Stock Option Agreement for use in connection with the grant of stock options under the Registrant’s equity plans, as amended and restated on November 9, 2006 to officers and directors of the Registrant (other than Marc Casper) (filed as Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed November 14, 2006 [File No. 1-8002] and incorporated in this document by reference).*

10.9
Summary of Thermo Fisher Scientific Inc. Annual Director Compensation (filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 [File No. 1-8002] and incorporated in this document by reference).*

10.10
Thermo Fisher Scientific Inc. 2005 Stock Incentive Plan, as amended and restated on November 9, 2006 (filed as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed November 14, 2006 [File No. 1-8002] and incorporated in this document by reference).*

10.11
Summary of Annual Incentive Program of Thermo Electron Corporation (filed as Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 [File No. 1-8002] and incorporated in this document by reference).*

10.12
Summary of 2013 Annual Cash Incentive Plan Matters (set forth in Item 5.02 to the Registrant’s Current Report on Form 8-K filed February 27, 2013 [File No. 1-8002] under the heading “Annual Cash Incentive Plans – Establishment of Criteria for 2013 Bonus” and incorporated in this document by reference).*

10.13
Form of Noncompetition Agreement between the Registrant and certain key employees and executive officers (filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.14
Retirement Plan for Non-Employee Directors of Fisher Scientific International Inc. (filed as Exhibit 10.12 to Fisher Scientific International Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992, filed March 24, 1993 [File No. 1-10920] and incorporated in this document by reference).*

10.15
First Amendment to the Fisher Scientific International Inc. Retirement Plan for Non-Employee Directors (filed as Exhibit 10.04 to Fisher Scientific International Inc.’s Quarterly Report on Form 10-Q filed May 10, 2005 [File No. 1-10920] and incorporated in this document by reference).*

10.16
Amendment to Retirement Plan for Non-Employee Directors of Fisher Scientific International Inc. (filed as Exhibit 10.02 to Fisher Scientific International Inc.’s Current Report on Form 8-K filed March 7, 2006 [File No. 1-10920] and incorporated in this document by reference).*

10.17
Fisher Scientific International Inc. 2005 Equity and Incentive Plan, effective as of May 6, 2005 (filed as Exhibit A to Fisher Scientific International Inc.’s definitive proxy statement filed April 4, 2005 [File No. 1-10920] and incorporated in this document by reference).*

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

EXHIBIT INDEX
Exhibit Number	Description of Exhibit

10.18
Form of 2005 Equity and Incentive Plan Non-Qualified Stock Option Award Agreement (filed as Exhibit 10.01 to Fisher Scientific International Inc.’s Current Report on Form 8-K filed June 10, 2005 [File No. 1-10920] and incorporated in this document by reference).*

10.19
Thermo Fisher Scientific Inc. Amended and Restated 2005 Deferred Compensation Plan, effective January 1, 2009 (filed as Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 [File No. 1-8002] and incorporated in this document by reference).*

10.20
Description of Amendments to certain Stock Option Plans made in February 2008 (filed as Exhibit 10.75 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 [File No. 1-8002] and incorporated in this document by reference).*

10.21
Amendment dated February 27, 2008 to Thermo Fisher Scientific Inc. 2005 Stock Incentive Plan, as amended and restated on November 9, 2006 (filed as Exhibit 10.79 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 [File No. 1-8002] and incorporated in this document by reference).*

10.22
Form of Thermo Fisher Scientific Stock Option Agreement for use in connection with the grant of stock options under the Registrant’s equity plans to directors of the Registrant (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008 [File No. 1-8002] and incorporated in this document by reference).*

10.23
Thermo Fisher Scientific Inc. 2008 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 22, 2008 [File No. 1-8002] and incorporated in this document by reference).*

10.24
Stock Option Agreement dated May 15, 2008 between the Registrant and Marc Casper (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed May 19, 2008 [File No. 1-8002] and incorporated in this document by reference).*

10.25
Amendment No. 1 to Thermo Fisher Scientific Inc. Amended and Restated 2005 Deferred Compensation Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.26
Stock Option Agreement, between Marc Casper and the Registrant, dated November 21, 2009 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 25, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.27
Stock Option Agreement, between Marc Casper and the Registrant, dated November 21, 2009 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed November 25, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.28
Time-Based Restricted Stock Unit Agreement between Marc Casper and the Registrant, dated November 21, 2009 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed November 25, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.29
Performance-Based Restricted Stock Unit Agreement between Marc Casper and the Registrant, dated November 21, 2009 (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed November 25, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.30
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

10.32
Noncompetition Agreement, between Marc Casper and the Registrant, dated November 21, 2009 (filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed November 25, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.33
Amendment No. 1 to Executive Severance Policy, dated February 25, 2010 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 25, 2010 [File No. 1-8002] and incorporated in this document by reference).*

10.34
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

10.36
Form of Thermo Fisher Scientific Inc.’s March 2010 Performance Restricted Stock Unit Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 10, 2010 [File No. 1-8002] and incorporated in this document by reference).*

10.37
Amendment No. 2 to Executive Severance Policy, dated November 10, 2010 (filed as Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 [File No. 1-8002] and incorporated in this document by reference).*

10.38
Amendment No. 2 to 2009 Restatement of Executive Severance Agreement, dated November 10, 2010, between the Registrant and Marc N. Casper (filed as Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 [File No. 1-8002] and incorporated in this document by reference).*

10.39
Amendment No. 1 to Executive Change In Control Retention Agreement, dated November 10, 2010, between Marc N. Casper and the Registrant (filed as Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 [File No. 1-8002] and incorporated in this document by reference).*

10.40
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

10.43
Stock Option Agreement, between Marc Casper and the Registrant, dated February 23, 2011 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 24, 2011 [File No. 1-8002] and incorporated in this document by reference).*

10.44
Form of Thermo Fisher Scientific Inc.’s February 2011 Restricted Stock Unit Agreement for Directors (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2011 [File No. 1-8002] and incorporated in this document by reference).*

10.45
Performance Restricted Stock Unit Agreement between Thermo Fisher Scientific Inc. and Marc Casper, dated March 2, 2012 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 2, 2012 [File No. 1-8002] and incorporated in this document by reference).*

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

EXHIBIT INDEX
Exhibit Number	Description of Exhibit

10.46
Form of Thermo Fisher Scientific Inc.’s March 2012 Performance Restricted Stock Unit Agreement for Band VII Officers (other than Marc Casper) (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 2, 2012 [File No. 1-8002] and incorporated in this document by reference).*

10.47
Restricted Stock Unit Agreement between Thermo Fisher Scientific Inc. and Marc Casper, dated March 2, 2012 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed March 2, 2012 [File No. 1-8002] and incorporated in this document by reference).*

10.48
Form of Thermo Fisher Scientific Inc.’s March 2012 Restricted Stock Unit Agreement for Band VII Officers (other than Marc Casper) (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed March 2, 2012 [File No. 1-8002] and incorporated in this document by reference).*

10.49
Form of Thermo Fisher Scientific Inc.’s Performance Restricted Stock Unit Agreement (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed February 27, 2013 [File No. 1-8002] and incorporated in this document by reference).*

10.50
Form of Thermo Fisher Scientific Inc.’s Restricted Stock Unit Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 27, 2013 [File No. 1-8002] and incorporated in this document by reference).*

10.51
Form of Thermo Fisher Scientific Inc.’s Stock Option Agreement (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed February 27, 2013 [File No. 1-8002] and incorporated in this document by reference).*

10.52
Performance Restricted Stock Unit Agreement between Thermo Fisher Scientific Inc. and Marc Casper dated February 26, 2013 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed February 27, 2013 [File No. 1-8002] and incorporated in this document by reference).*

10.53
Form of Restricted Stock Unit Agreement between Thermo Fisher Scientific Inc. and Marc Casper (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 27, 2013 [File No. 1-8002] and incorporated in this document by reference).*

10.54
Form of Stock Option Agreement between Thermo Fisher Scientific Inc. and Marc Casper (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed February 27, 2013 [File No. 1-8002] and incorporated in this document by reference).*

10.55
Thermo Fisher Scientific Inc. 2013 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 23, 2013 [File No. 1-8002] and incorporated in this document by reference).*

10.56
Thermo Fisher Scientific Inc. 2013 Annual Incentive Award Plan (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 23, 2013 [File No. 1-8002] and incorporated in this document by reference).*

10.57
Term Loan Agreement, dated May 31, 2013, among the Company, a certain Foreign Subsidiary of the Company from time to time party thereto, JPMorgan Chase Bank, N.A. and each lender from time to time party thereto (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 4, 2013 [File No. 1-8002] and incorporated in this document by reference).

10.58
Credit Agreement, dated July 25, 2013, among the Company, certain Subsidiaries of the Company from time to time party thereto, Bank of America, N.A., and each lender from time to time party thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 26, 2013 [File No. 1-8002] and incorporated in this document by reference).

10.59
Performance Restricted Stock Unit Agreement between Thermo Fisher Scientific Inc. and Marc Casper dated February 26, 2014, (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 27, 2014 [File No. 1-8002] and incorporated in this document by reference).*

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet at December 31, 2013, and 2012, (ii) Consolidated Statement of Income for the years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statement of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011 (iv) Consolidated Statement of Cash Flows for the years ended December 31, 2013, 2012 and 2011, (v) Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011 and (vi) Notes to Consolidated Financial Statements.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Thermo Fisher Scientific Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Thermo Fisher Scientific Inc. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing at Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A of Thermo Fisher Scientific Inc.’s Annual Report on Form 10-K. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 27, 2014

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
(In millions)	2013	2012

Assets
Current Assets:
Cash and cash equivalents	$5,826.0	$805.6
Short-term investments, at quoted market value (cost of $4.6 and $4.8)	4.5	4.3
Accounts receivable, less allowances of $54.1 and $55.5	1,942.3	1,804.9
Inventories	1,494.5	1,443.3
Deferred tax assets	192.5	182.0
Other current assets	420.9	594.7

Total current assets	9,880.7	4,834.8

Property, Plant and Equipment, at Cost, Net	1,767.4	1,726.4

Acquisition-related Intangible Assets, Net	7,071.3	7,804.5

Other Assets	640.7	604.4

Goodwill	12,503.3	12,474.5

Total Assets	$31,863.4	$27,444.6

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED BALANCE SHEET (Continued)

	December 31,	December 31,
(In millions except share amounts)	2013	2012

Liabilities and Shareholders' Equity
Current Liabilities:
Short-term obligations and current maturities of long-term obligations	$987.7	$93.1
Accounts payable	691.5	641.4
Accrued payroll and employee benefits	432.0	388.0
Deferred revenue	198.9	196.5
Other accrued expenses	815.9	774.3

Total current liabilities	3,126.0	2,093.3

Deferred Income Taxes	1,609.9	2,047.2

Other Long-term Liabilities	771.8	808.2

Long-term Obligations	9,499.6	7,031.2

Commitments and Contingencies (Note 10)

Shareholders' Equity:
Preferred stock, $100 par value, 50,000 shares authorized; none issued
Common stock, $1 par value, 1,200,000,000 shares authorized; 369,598,265 and
413,491,691 shares issued	369.6	413.5
Capital in excess of par value	8,222.6	10,501.1
Retained earnings	8,753.3	7,697.3
Treasury stock at cost, 7,636,887 and 56,047,926 shares	(412.2)	(2,996.8)
Accumulated other comprehensive items	(77.2)	(150.4)

Total shareholders' equity	16,856.1	15,464.7

Total Liabilities and Shareholders' Equity	$31,863.4	$27,444.6

The accompanying notes are an integral part of these consolidated financial statements.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF INCOME

	Year Ended
	December 31,	December 31,	December 31,
(In millions except per share amounts)	2013	2012	2011

Revenues
Product revenues	$11,215.2	$10,777.6	$9,896.6
Service revenues	1,875.1	1,732.3	1,662.2

Total revenues	13,090.3	12,509.9	11,558.8

Costs and Operating Expenses:
Cost of product revenues	6,309.6	6,101.3	5,733.4
Cost of service revenues	1,251.6	1,113.1	1,031.4
Selling, general and administrative expenses	3,446.3	3,354.9	3,106.5
Research and development expenses	395.5	376.4	340.2
Restructuring and other costs, net	77.7	82.1	96.5

Total costs and operating expenses	11,480.7	11,027.8	10,308.0

Operating Income	1,609.6	1,482.1	1,250.8
Other Expense, Net	(290.1)	(212.7)	(118.0)

Income from Continuing Operations Before Income Taxes	1,319.5	1,269.4	1,132.8
Provision for Income Taxes	(40.4)	(11.0)	(109.4)

Income from Continuing Operations	1,279.1	1,258.4	1,023.4
(Loss) Income from Discontinued Operations (net of income tax
(benefit) provision of ($0.5), ($10.8) and $1.2)	(0.7)	(19.2)	1.7
(Loss) Gain on Disposal of Discontinued Operations, Net (net
of income tax (benefit) provision of ($3.2), ($33.2) and $190.3)	(5.1)	(61.3)	304.8

Net Income	$1,273.3	$1,177.9	$1,329.9

Earnings per Share from Continuing Operations
Basic	$3.55	$3.46	$2.69
Diluted	$3.50	$3.43	$2.66

Earnings per Share
Basic	$3.53	$3.24	$3.49
Diluted	$3.48	$3.21	$3.46

Weighted Average Shares
Basic	360.3	363.8	380.8
Diluted	365.8	366.6	384.8

Cash Dividends Declared per Common Share	$.60	$.54	$—

The accompanying notes are an integral part of these consolidated financial statements.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended
	December 31,	December 31,	December 31,
(In millions)	2013	2012	2011

Comprehensive Income
Net Income	$1,273.3	$1,177.9	$1,329.9

Other Comprehensive Items:
Currency translation adjustment	24.6	293.7	(340.8)
Unrealized gains on available-for-sale investments:
Unrealized holding gains arising during the period (net of tax
provision of $0.5, $0.1 and $1.1)	1.6	0.7	3.5
Reclassification adjustment for gains included in net income
(net of tax provision of $2.5, $0.0 and $0.0)	(8.0)	—	0.1
Unrealized gains and losses on hedging instruments:
Unrealized gain (loss) on hedging instruments (net of tax
provision (benefit) of $3.6, $0.0 and ($22.5))	5.8	—	(36.7)
Reclassification adjustment for losses included in net income
(net of tax benefit of $2.2, $2.0 and $0.8)	3.2	3.3	1.3
Pension and other postretirement benefit liability adjustment:
Pension and other postretirement benefit liability adjustments
arising during the period (net of tax provision (benefit) of $20.3, ($20.8) and ($38.0))	38.2	(53.0)	(72.4)
Amortization of net loss and prior service benefit
included in net periodic pension cost (net of tax benefit of $3.6, $2.4 and $1.1)	7.8	4.4	1.9

Total other comprehensive items	73.2	249.1	(443.1)

Comprehensive Income	$1,346.5	$1,427.0	$886.8

The accompanying notes are an integral part of these consolidated financial statements.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended
	December 31,	December 31,	December 31,
(In millions)	2013	2012	2011

Operating Activities
Net Income	$1,273.3	$1,177.9	$1,329.9
Loss (income) from discontinued operations	0.7	19.2	(1.7)
Loss (gain) on disposal of discontinued operations	5.1	61.3	(304.8)

Income from continuing operations	1,279.1	1,258.4	1,023.4

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	999.9	983.7	859.6
Change in deferred income taxes	(472.8)	(301.6)	(123.1)
Non-cash stock-based compensation	90.9	78.2	80.0
Tax benefits from stock-based compensation awards	(48.8)	(22.7)	(16.9)
Non-cash charges for sale of inventories revalued at the date of acquisition	23.9	52.4	69.5
Other non-cash expenses, net	22.7	53.8	49.5
Changes in assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	(147.9)	12.0	(101.2)
Inventories	(72.2)	(59.9)	(28.6)
Other assets	168.7	(100.3)	(136.8)
Accounts payable	47.0	10.0	33.8
Other liabilities	163.3	127.2	(7.3)
Contributions to retirement plans	(38.2)	(23.3)	(25.3)

Net cash provided by continuing operations	2,015.6	2,067.9	1,676.6
Net cash (used in) provided by discontinued operations	(4.9)	(28.4)	14.4

Net cash provided by operating activities	2,010.7	2,039.5	1,691.0

Investing Activities
Acquisitions, net of cash acquired	(11.4)	(1,083.4)	(5,690.3)
Purchase of property, plant and equipment	(282.4)	(315.1)	(260.9)
Proceeds from sale of property, plant and equipment	20.7	12.8	8.2
Proceeds from sale of investments	7.6	1.9	19.5
Proceeds from sale of businesses, net of cash divested	—	—	13.8
Decrease (increase) in restricted cash	4.0	(45.1)	—
Proceeds from derivative instruments related to Phadia acquisition	—	—	27.6
Other investing activities, net	(1.8)	(0.8)	(6.0)

Net cash used in continuing operations	(263.3)	(1,429.7)	(5,888.1)
Net cash provided by discontinued operations	—	58.8	745.9

Net cash used in investing activities	$(263.3)	$(1,370.9)	$(5,142.2)

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

	Year Ended
	December 31,	December 31,	December 31,
(In millions)	2013	2012	2011

Financing Activities
Net proceeds from issuance of long-term debt	$3,167.8	$1,282.1	$4,254.1
Increase (decrease) in commercial paper, net	199.9	(849.3)	899.3
Settlement of convertible debt	—	—	(452.0)
Redemption and repayment of long-term obligations	(1.0)	(354.5)	(1.4)
(Decrease) increase in short-term notes payable	(12.0)	24.0	9.2
Purchases of company common stock	(89.8)	(1,150.0)	(1,337.5)
Dividends paid	(216.2)	(142.2)	—
Net proceeds from issuance of company common stock	230.4	254.1	158.1
Tax benefits from stock-based compensation awards	48.8	22.7	16.9
Other financing activities, net	(17.9)	(4.6)	3.9

Net cash provided by (used in) financing activities	3,310.0	(917.7)	3,550.6

Exchange Rate Effect on Cash	(37.0)	38.4	(0.2)

Increase (Decrease) in Cash and Cash Equivalents	5,020.4	(210.7)	99.2
Cash and Cash Equivalents at Beginning of Period	805.6	1,016.3	917.1

Cash and Cash Equivalents at End of Period	$5,826.0	$805.6	$1,016.3

See Note 13 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders'
(In millions)	Shares	Amount	Par Value	Earnings	Shares	Amount	Items	Equity

Balance at December 31, 2010	401.8	$401.8	$10,019.7	$5,386.4	10.4	$(490.5)	$43.6	$15,361.0

Issuance of shares under employees' and directors' stock plans	4.6	4.6	160.3	—	0.1	(9.1)	—	155.8
Settlement of convertible debt	—	—	(122.8)	—	—	—	—	(122.8)
Stock-based compensation	—	—	80.2	—	—	—	—	80.2
Tax benefit related to employees' and directors' stock plans	—	—	14.6	—	—	—	—	14.6
Purchases of company common stock	—	—	—	—	24.5	(1,337.5)	—	(1,337.5)
Net income	—	—	—	1,329.9	—	—	—	1,329.9
Other comprehensive items	—	—	—	—	—	—	(443.1)	(443.1)

Balance at December 31, 2011	406.4	$406.4	$10,152.0	$6,716.3	35.0	$(1,837.1)	$(399.5)	$15,038.1

Issuance of shares under employees' and directors' stock plans	7.1	7.1	254.7	—	0.2	(9.7)	—	252.1
Stock-based compensation	—	—	78.2	—	—	—	—	78.2
Tax benefit related to employees' and directors' stock plans	—	—	18.7	—	—	—	—	18.7
Purchases of company common stock	—	—	—	—	20.8	(1,150.0)	—	(1,150.0)
Dividends declared	—	—	—	(196.9)	—	—	—	(196.9)
Net income	—	—	—	1,177.9	—	—	—	1,177.9
Other comprehensive items	—	—	—	—	—	—	249.1	249.1
Other	—	—	(2.5)	—	—	—	—	(2.5)

Balance at December 31, 2012	413.5	$413.5	$10,501.1	$7,697.3	56.0	$(2,996.8)	$(150.4)	$15,464.7

Retirement of treasury shares	(50.0)	(50.0)	(2,647.7)	—	(50.0)	2,697.7	—	—
Issuance of shares under employees' and directors' stock plans	6.1	6.1	232.9	—	0.3	(23.3)	—	215.7
Stock-based compensation	—	—	90.9	—	—	—	—	90.9
Tax benefit related to employees' and directors' stock plans	—	—	46.6	—	—	—	—	46.6
Purchases of company common stock	—	—	—	—	1.3	(89.8)	—	(89.8)
Dividends declared	—	—	—	(217.3)	—	—	—	(217.3)
Net income	—	—	—	1,273.3	—	—	—	1,273.3
Other comprehensive items	—	—	—	—	—	—	73.2	73.2
Other	—	—	(1.2)	—	—	—	—	(1.2)

Balance at December 31, 2013	369.6	$369.6	$8,222.6	$8,753.3	7.6	$(412.2)	$(77.2)	$16,856.1

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

Principles of Consolidation
The accompanying financial statements include the accounts of the company and its wholly and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated. The company accounts for investments in businesses in which it has significant influence but not control (generally between 20% and 50% ownership) using the equity method.

Presentation
Certain reclassifications of prior year amounts have been made to conform to the current year presentation.
During 2013, the company determined that $45 million of cash that was restricted from withdrawal due to serving as collateral for short-term borrowings in Asia was included in its previously reported year-end 2012 cash balance. Presentation of this amount has been revised to other current assets from cash in the accompanying balance sheet as of December 31, 2012 to properly reflect the restriction on withdrawal. Cash used for investing activities in the accompanying cash flow statement for 2012 reflects an increase of $45 million from previously reported amounts for the increase in restricted cash as of December 31, 2012. The company has evaluated the impact of this revision, which had no impact on net income, net assets or cash flows from operations, and concluded it is immaterial to all prior period financial statements. Restricted cash totaled $49 million as of December 31, 2013 and was primarily classified as other current assets on the accompanying balance sheet. Of this amount, $36 million represented collateral for short-term borrowings in Asia.

Revenue Recognition and Accounts Receivable
    Revenue is recognized after all significant obligations have been met, collectability is probable and title has passed, which typically occurs upon shipment or delivery or completion of services. If customer-specific acceptance criteria exist, the company recognizes revenue after demonstrating adherence to the acceptance criteria. The company recognizes revenue and related costs for arrangements with multiple deliverables, such as equipment and installation, as each element is delivered or completed based upon its relative fair value. When a portion of the customer’s payment is not due until installation or other deliverable occurs, the company defers that portion of the revenue until completion of installation or transfer of the deliverable. Provisions for discounts, warranties, rebates to customers, returns and other adjustments are provided for in the period the related sales are recorded. Sales taxes, value-added taxes and certain excise taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenue.

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
Deferred revenue in the accompanying balance sheet consists primarily of unearned revenue on service contracts, which is recognized ratably over the terms of the contracts. Substantially all of the deferred revenue in the accompanying 2013 balance sheet will be recognized within one year.

Warranty Obligations
The company provides for the estimated cost of standard product warranties, primarily from historical information, in cost of product revenues at the time product revenue is recognized. While the company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component supplies, the company’s warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure and supplier warranties on parts delivered to the company. Should actual product failure rates, utilization levels, material usage, service delivery costs or supplier warranties on parts differ from the company’s estimates, revisions to the estimated warranty liability would be required. The liability for warranties is included in other accrued expenses in the accompanying balance sheet. Extended warranty agreements are considered service contracts which are discussed above. Costs of service contracts are recognized as incurred. The changes in the carrying amount of warranty obligations are as follows:

	Year Ended
	December 31,	December 31,
(In millions)	2013	2012

Beginning Balance	$48.7	$42.2
Provision charged to income	70.7	66.2
Usage	(70.9)	(59.3)
Adjustments to previously provided warranties, net	1.0	0.1
Other, net	0.3	(0.5)

Ending Balance	$49.8	$48.7

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

Earnings per Share
Basic earnings per share has been computed by dividing net income by the weighted average number of shares outstanding during the year. Except where the result would be antidilutive to income from continuing operations, diluted earnings per share has been computed using the treasury stock method for the convertible obligations, equity forward agreements and outstanding stock options and restricted units, as well as their related income tax effects (Note 8).

Cash and Cash Equivalents
Cash equivalents consists principally of money market funds, commercial paper and other marketable securities purchased with an original maturity of three months or less. These investments are carried at cost, which approximates market value.

Investments
The company’s marketable equity and debt securities that are part of its cash management activities are considered short-term investments in the accompanying balance sheet. Such securities principally represent available-for-sale investments. In addition, the company owns marketable equity securities that represent less than 20% ownership and for which the company does not have the ability to exert significant influence. Such investments are also considered available-for-sale. All available-for-sale securities are carried at fair market value, with the difference between cost and fair market value, net of related tax effects, recorded in the “accumulated other comprehensive items” component of shareholders’ equity (Notes 11 and 12). Decreases in fair market values of individual securities below cost are reviewed to determine if the unrealized loss is other than temporary. Decreases below cost for a duration of six to nine months are deemed indicative of other than temporary impairment, and the company assesses the need to write down the carrying amount of the investments to fair market value through other expense, net, in the accompanying statement of income. Should a decrease in the fair market value of debt securities be deemed attributable to non-credit loss conditions, however, no impairment is recorded in the statement of income if the company has the ability and intent to hold the investment to maturity.

Other investments for which there are not readily determinable market values are accounted for under the cost method of accounting. The company periodically evaluates the carrying value of its investments accounted for under the cost method of accounting, which provides that they are recorded at the lower of cost or estimated net realizable value. At December 31, 2013 and 2012, the company had cost method investments with carrying amounts of $13.7 million and $12.2 million, respectively, which are included in other assets.

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

	December 31,	December 31,
(In millions)	2013	2012

Raw Materials	$347.4	$362.0
Work in Process	157.7	149.7
Finished Goods	989.4	931.6

	$1,494.5	$1,443.3

         The value of inventories maintained using the LIFO method was $197.0 million and $190.6 million at December 31, 2013 and 2012, respectively, which was below estimated replacement cost by $26.5 million and $25.1 million, respectively. The company recorded a reduction in cost of revenues as a result of the liquidation of LIFO inventories of $0.1 million, $0.3 million and $0.2 million in 2013, 2012 and 2011, respectively.

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

	December 31,	December 31,
(In millions)	2013	2012

Land	$212.2	$216.6
Buildings and Improvements	821.0	805.5
Machinery, Equipment and Leasehold Improvements	2,047.9	1,829.9

	3,081.1	2,852.0
Less: Accumulated Depreciation and Amortization	1,313.7	1,125.6

	$1,767.4	$1,726.4

         Depreciation and amortization expense of property, plant and equipment including amortization of assets held under capital leases, was $236.8 million, $236.1 million and $211.7 million in 2013, 2012 and 2011, respectively.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Acquisition-related Intangible Assets
Acquisition-related intangible assets include the costs of acquired customer relationships, product technology, patents, tradenames and other specifically identifiable intangible assets, and are being amortized using the straight-line method over their estimated useful lives, which range from 3 to 20 years. In addition, the company has tradenames and in-process research and development that have indefinite lives and which are not amortized. The company reviews intangible assets for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Intangible assets with indefinite lives are reviewed for impairment annually or whenever events or changes in circumstances indicate they may be impaired. Acquisition-related intangible assets are as follows:

	December 31, 2013			December 31, 2012
		Accumulated			Accumulated
(In millions)	Gross	Amortization	Net	Gross	Amortization	Net

Continuing Operations:
Definite Lives:
Customer relationships	$6,738.2	$(2,771.2)	$3,967.0	$7,047.0	$(2,617.6)	$4,429.4
Product technology	2,530.8	(1,187.0)	1,343.8	2,512.9	(958.6)	1,554.3
Tradenames	816.0	(395.4)	420.6	807.8	(330.5)	477.3
Patents	20.0	(19.7)	0.3	19.7	(19.2)	0.5
Other	16.8	(14.9)	1.9	15.7	(13.3)	2.4

	10,121.8	(4,388.2)	5,733.6	10,403.1	(3,939.2)	6,463.9

Indefinite Lives:
Tradenames	1,326.9	—	1,326.9	1,326.9	—	1,326.9
In-process research and development	10.8	—	10.8	13.7	—	13.7

	1,337.7	—	1,337.7	1,340.6	—	1,340.6

	$11,459.5	$(4,388.2)	$7,071.3	$11,743.7	$(3,939.2)	$7,804.5

The estimated future amortization expense of acquisition-related intangible assets with definite lives is as follows:
(In millions)

2014	$737.1
2015	722.1
2016	683.7
2017	677.3
2018	624.9
2019 and thereafter	2,288.5

$5,733.6

            Amortization of acquisition-related intangible assets in continuing operations was $763.1 million, $747.6 million and $647.9 million in 2013, 2012 and 2011, respectively and for discontinued operations was $4.2 million in 2011.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Assets
Other assets in the accompanying balance sheet include deferred tax assets, investments in joint ventures, cash surrender value of life insurance, deferred debt issuance costs, insurance recovery receivables related to product liability matters, pension assets, cost-method investments, notes receivable, capitalized catalog costs and other assets.

The company owns 49% - 50% non-controlling interests in two joint ventures and records its pro rata share of the joint ventures’ results in other expense, net, in the accompanying statement of income, using the equity method of accounting. The joint ventures were formed to combine the company’s capabilities with those of businesses contributed by the respective joint venture partners in the fields of integrated response technology services and disposable laboratory glass products. The results of the joint ventures were not material for any period presented. The company made purchases of products for resale from the glass products joint venture totaling $46.6 million, $48.3 million and $45.1 million in 2013, 2012 and 2011, respectively.

Goodwill
The company assesses the realizability of goodwill annually and whenever events or changes in circumstances indicate it may be impaired. Such events or circumstances generally include the occurrence of operating losses or a significant decline in earnings associated with one or more of the company’s reporting units. The company estimates the fair value of its reporting units by using forecasts of discounted future cash flows and peer market multiples. When an impairment is indicated, any excess of carrying value over the implied fair value of goodwill is recorded as an operating loss. The company completed annual tests for impairment at November 1, 2013 and November 2, 2012, and determined that goodwill was not impaired.

The changes in the carrying amount of goodwill by segment are as follows:
(In millions)	Analytical Technologies	Specialty Diagnostics	Laboratory Products and Services	Total

Balance at December 31, 2011	$3,090.4	$3,870.6	$5,012.3	$11,973.3
Acquisitions	15.6	273.5	81.1	370.2
Finalization of purchase price allocations for 2011 acquisitions	(0.9)	(3.4)	—	(4.3)
Revision to goodwill allocable to discontinued operations	—	—	13.1	13.1
Currency translation	10.0	106.7	6.0	122.7
Other	16.7	(18.2)	1.0	(0.5)

Balance at December 31, 2012	3,131.8	4,229.2	5,113.5	12,474.5
Finalization of purchase price allocations for 2012 acquisitions	(0.1)	0.5	—	0.4
Currency translation	10.6	28.3	(6.4)	32.5
Other	(1.2)	0.1	(3.0)	(4.1)

Balance at December 31, 2013	$3,141.1	$4,258.1	$5,104.1	$12,503.3

In 2012, the company reduced its earlier estimate of goodwill allocable to discontinued operations by $13.1 million, based on the actual selling price of the business.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Asset Retirement Obligations
The company reviews legal obligations associated with the retirement of long-lived assets that result from contractual obligations or the acquisition, construction, development and/or normal use of the assets. If it is determined that a legal obligation exists, regardless of whether the obligation is conditional on a future event, the fair value of the liability for an asset retirement obligation is recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset, and this additional carrying amount is depreciated over the life of the asset. The difference between the gross expected future cash outflow and its present value is accreted over the life of the related lease as interest expense. At December 31, 2013 and 2012, the company had recorded asset retirement obligations of $28.2 million and $28.3 million, respectively, which are primarily included in other long-term liabilities in the accompanying balance sheet.

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

Advertising
The company records advertising costs as expenses as incurred, except for certain direct-response advertising, which is capitalized and amortized on a straight-line basis over its expected period of future benefit, generally one to three years. The company has capitalized advertising costs of $4.4 million and $1.9 million at December 31, 2013 and 2012, respectively, included in other assets in the accompanying balance sheet. Direct-response advertising consists of external catalog production and mailing costs, and amortization begins on the date the catalogs are first mailed. Advertising expense, which includes amortization of capitalized direct-response advertising, as described above, was $33.2 million, $39.5 million and $29.6 million in 2013, 2012 and 2011, respectively. Included in advertising expense was catalog amortization of $4.1 million, $5.6 million and $7.2 million for 2013, 2012 and 2011, respectively.

Currency Translation
All assets and liabilities of the company’s non-U.S. subsidiaries are translated at year-end exchange rates, and revenues and expenses are translated at average exchange rates for the year. Resulting translation adjustments are reflected in the “accumulated other comprehensive items” component of shareholders’ equity. Currency transaction gains and losses are included in the accompanying statement of income and in aggregate were net losses of $16.6 million, $11.0 million and $1.0 million in 2013, 2012 and 2011, respectively.

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

The company uses short-term forward and option currency-exchange contracts primarily to hedge certain balance sheet and operational exposures resulting from changes in currency exchange rates, predominantly intercompany loans and cash balances that are denominated in currencies other than the functional currencies of the respective operations. These contracts principally hedge transactions denominated in euro, British pounds sterling, Chinese yuan, Australian dollars, and Swedish krona. The company does not hold or engage in transactions involving derivative instruments for purposes other than risk management. As of December 31, 2013, the company had no outstanding foreign exchange contracts that were hedging anticipated purchases or sales.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash flow hedges. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of December 31, 2013 and 2012, the company had no outstanding derivative contracts that were accounted for as cash flow hedges.

Fair value hedges. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in earnings. During 2011 and 2013, in connection with new debt issuances, the company entered into interest rate swap arrangements. The company includes the gain or loss on the hedged items (fixed-rate debt) in the same line item (interest expense) as the offsetting effective portion of the loss or gain on the related interest rate swaps.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2013
On April 14, 2013, the company entered into an agreement to acquire Life Technologies Corporation for approximately $13.6 billion, plus the assumption of net debt at close ($1.5 billion) (the “Life Technologies Acquisition”). The transaction closed on February 3, 2014. Life Technologies provides innovative products and services to customers conducting scientific research and genetic analysis, as well as those in applied markets, such as forensics and food safety testing. Life Technologies’ revenues totaled $3.9 billion in 2013. The acquisition of Life Technologies extends customer reach and broadens the company’s offerings in biosciences; genetic, medical and applied sciences; and bioproduction. At the time that the company agreed to acquire Life Technologies, it entered into a bridge credit agreement and a term loan agreement (Note 9). The bridge credit agreement expired in December 2013 upon arrangement of permanent financing. The term loan agreement is a 3-year unsecured $5 billion term loan facility under which the company borrowed $5.00 billion in January 2014. In December 2013, the company issued $3.20 billion of senior notes (Note 9) and in January and February 2014, the company issued 34.9 million shares of its common stock for proceeds of $2.94 billion through equity forward arrangements (Note 11) to partially fund the acquisition. Beginning on the acquisition date, Life Technologies will be reported in a new segment, Life Sciences Solutions, together with most of the company’s existing biosciences businesses. The purchase price allocation for the acquisition and pro forma financial information are not yet available.

During 2013, the company made contingent purchase price and post closing adjustment payments totaling $40 million for acquisitions completed prior to 2013. The contingent purchase price payments were contractually due to the sellers upon achievement of certain performance criteria at the acquired businesses.

2012
In September 2012, the Specialty Diagnostics segment acquired One Lambda, a provider of transplant diagnostics, for approximately $885 million, net of cash acquired, including related real estate and subject to a post-closing adjustment, plus up to $25 million of additional contingent consideration based upon the achievement of specified operating results in the year following the acquisition. The company recorded $13 million as the fair value of contingent consideration at the acquisition date and an additional $12 million as a charge to selling, general and administrative expense in 2013. The $25 million contingent purchase price obligation was paid in 2013. The acquisition of One Lambda enhances the segment’s presence in specialty in vitro diagnostics and adds new capabilities to the company’s transplant-testing workflow. Revenues of One Lambda were $182 million in 2011. The purchase price exceeded the fair value of the identifiable net assets and, accordingly, $274 million was allocated to goodwill, all of which is tax deductible.

In May 2012, the Laboratory Products and Services segment acquired Doe & Ingalls Management, LLC, a North Carolina-based channel for specialty production chemicals and provider of customized supply-chain services to the life sciences and microelectronics industries, for $175 million. The acquisition expands the segment’s products and services that address the production market. Revenues of Doe & Ingalls totaled approximately $110 million in 2011. The purchase price exceeded the fair value of the identifiable net assets and, accordingly, $81 million was allocated to goodwill, $53 million of which is tax deductible.

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

The components of the purchase price and net assets acquired for 2012 acquisitions, as revised in 2013 for finalization of the valuation process are as follows:
(In millions)	One Lambda	Doe & Ingalls	Other	Total

Purchase Price
Cash paid	$886.3	$174.9	$25.4	$1,086.6
Fair value of contingent consideration	13.1	1.5	5.3	19.9
Cash acquired	(1.3)	—	—	(1.3)

	$898.1	$176.4	$30.7	$1,105.2

Net Assets Acquired
Current assets	$110.2	$21.9	$2.1	$134.2
Property, plant and equipment	30.2	11.6	0.1	41.9
Intangible assets:
Customer relationships	330.7	68.1	3.2	402.0
Product technology	172.5	1.1	13.9	187.5
Tradenames and other	17.2	16.8	—	34.0
Goodwill	274.0	81.1	15.5	370.6
Other assets	—	0.5	—	0.5
Liabilities assumed	(36.7)	(24.7)	(4.1)	(65.5)

	$898.1	$176.4	$30.7	$1,105.2

            The weighted average amortization periods for intangible assets acquired in 2012 are 13 years for customer relationships, 11 years for product technology and 13 years for tradenames and other. The weighted average amortization period for all intangible assets in the above table is 13 years.

2011
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

The components of the purchase price and net assets acquired for 2011 acquisitions, as revised in 2012 for finalization of the valuation process are as follows:
(In millions)	Phadia	Dionex	Other	Total

Purchase Price
Cash paid	$3,655.2	$2,140.8	$98.1	$5,894.1
Debt assumed	0.3	3.2	—	3.5
Fair value of contingent consideration	—	—	1.4	1.4
Cash acquired	(117.2)	(114.9)	(0.9)	(233.0)

	$3,538.3	$2,029.1	$98.6	$5,666.0

Net Assets Acquired
Current assets	$328.1	$227.8	$25.0	$580.9
Property, plant and equipment	150.2	87.8	29.0	267.0
Intangible assets:
Customer relationships	956.8	495.3	17.6	1,469.7
Product technology	696.3	350.2	20.0	1,066.5
In-process research and development	—	18.3	—	18.3
Tradenames and other	132.6	35.7	3.6	171.9
Goodwill	1,813.6	1,317.8	30.2	3,161.6
Other assets	67.9	3.1	1.2	72.2
Liabilities assumed	(607.2)	(506.9)	(28.0)	(1,142.1)

	$3,538.3	$2,029.1	$98.6	$5,666.0

            The weighted average amortization periods for intangible assets acquired in 2011 are 14 years for customer relationships, 11 years for product technology and 14 years for tradenames and other. The weighted average amortization period for all intangible assets in the above table is 13 years.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Pro Forma Information
The company acquired One Lambda in September 2012. Had the acquisition of One Lambda been completed as of the beginning of 2011, the company’s pro forma results for 2012 would have been as follows:
(In millions except per share amounts)	2012

Revenues	$12,643.0

Income from Continuing Operations	$1,280.6

Net Income	$1,200.0

Earnings per Share from Continuing Operations:
Basic	$3.52
Diluted	$3.49

Earnings per Share:
Basic	$3.30
Diluted	$3.27

The company’s results would not have been materially different from its pro forma results had the company’s other 2012 acquisitions occurred at the beginning of 2011.
Dispositions
    In December 2013, the company entered an agreement to sell its sera and media, gene modulation and magnetic beads businesses to GE Healthcare for approximately $1.06 billion. The businesses fall principally in the Analytical Technologies segment. Divestiture of these businesses was a condition to obtaining antitrust approval for the Life Technologies Acquisition. As of December 31, 2013, the agreement to sell the businesses was contingent on, among other things, obtaining antitrust approval for the acquisition of Life Technologies. That approval was obtained in January 2014 at which time these businesses were designated as held for sale. Revenues and operating income in 2013 of the businesses to be sold were approximately $250 million and $80 million, respectively. The sale is subject to additional regulatory approvals and other customary closing conditions.

The assets and liabilities of the businesses to be sold were as follows at December 31, 2013:
December 31,
(In millions)	2013

Current Assets	$83.8
Long-term Assets	241.2
Current Liabilities	8.2
Long-term Liabilities	55.2

            In October 2012, the company sold its laboratory workstations business and in April 2011, the company sold its Athena Diagnostics business and its Lancaster Laboratories business (see Note 15). In May 2011, the company sold a manufacturer of heating equipment for $14 million and recorded a pre-tax loss on the sale of $3 million, included in restructuring and other costs, net. Operating results of the business were not material.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Business Segment and Geographical Information
At December 31, 2013, the company’s continuing operations fell into three business segments as follows:
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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Business Segment Information
(In millions)	2013	2012	2011

Revenues
Analytical Technologies	$4,125.1	$4,017.9	$3,739.7
Specialty Diagnostics	3,191.7	2,962.3	2,469.9
Laboratory Products and Services	6,350.5	6,053.7	5,831.2
Eliminations	(577.0)	(524.0)	(482.0)

Consolidated revenues	13,090.3	12,509.9	11,558.8

Segment Income
Analytical Technologies (a)	767.8	749.1	694.8
Specialty Diagnostics (a)	866.7	761.2	598.4
Laboratory Products and Services (a)	918.0	869.6	836.1

Subtotal reportable segments (a)	2,552.5	2,379.9	2,129.3

Cost of revenues charges	(28.6)	(55.6)	(72.6)
Selling, general and administrative charges, net	(73.5)	(12.5)	(61.5)
Restructuring and other costs, net	(77.7)	(82.1)	(96.5)
Amortization of acquisition-related intangible assets	(763.1)	(747.6)	(647.9)

Consolidated operating income	1,609.6	1,482.1	1,250.8
Other expense, net (b)	(290.1)	(212.7)	(118.0)

Income from continuing operations before income taxes	$1,319.5	$1,269.4	$1,132.8

Depreciation
Analytical Technologies	$62.9	$64.0	$59.9
Specialty Diagnostics	73.7	73.0	50.1
Laboratory Products and Services	100.2	99.1	101.7

Consolidated depreciation	$236.8	$236.1	$211.7

(a)	Represents operating income before certain charges to cost of revenues and selling, general and administrative expenses; restructuring and other costs, net; and amortization of acquisition-related intangibles.
(b)	The company does not allocate other expense, net to its segments.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions)	2013	2012	2011

Total Assets
Analytical Technologies	$5,694.1	$5,676.2	$6,085.0
Specialty Diagnostics	9,086.0	9,841.0	8,319.6
Laboratory Products and Services	11,266.3	11,275.8	10,891.7
Corporate/Other (c)	5,817.0	651.6	1,537.4

Consolidated total assets	$31,863.4	$27,444.6	$26,833.7

Capital Expenditures
Analytical Technologies	$59.4	$75.1	$69.5
Specialty Diagnostics	77.9	97.6	63.2
Laboratory Products and Services	88.1	106.4	115.7
Corporate/Other	57.0	36.0	12.5

Consolidated capital expenditures	$282.4	$315.1	$260.9

(c)	Corporate assets consist primarily of cash and cash equivalents, short-term investments, property and equipment at the company's corporate offices and assets of the discontinued operations.

Geographical Information

(In millions)	2013	2012	2011

Revenues (d)
United States	$6,617.0	$6,424.4	$6,023.9
China	896.6	735.8	559.6
Germany	758.6	681.5	698.3
United Kingdom	532.4	507.1	472.3
Other	4,285.7	4,161.1	3,804.7

	$13,090.3	$12,509.9	$11,558.8

Long-lived Assets (e)
United States	$892.9	$862.4	$797.9
United Kingdom	224.3	223.9	209.2
Germany	165.9	165.2	158.6
Other	484.3	474.9	445.6

	$1,767.4	$1,726.4	$1,611.3

(d) Revenues are attributed to countries based on customer location.
(e) Includes property, plant and equipment, net.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Other Expense, Net
The components of other expense, net, in the accompanying statement of income are as follows:
(In millions)	2013	2012	2011

Interest Income	$28.0	$25.2	$26.8
Interest Expense	(262.1)	(241.6)	(175.3)
Other Items, Net	(56.0)	3.7	30.5

	$(290.1)	$(212.7)	$(118.0)

Other Items, Net
In 2013, other items, net includes $74 million of charges related to amortization of fees paid to obtain bridge financing commitments related to the Life Technologies Acquisition offset in part by $5 million of gains from sales of equity investments. Additionally, the company irrevocably contributed appreciated available-for-sale investments that had a fair value of $27 million to two of its U.K. defined benefit plans, resulting in realization of a previously unrecognized gain of $11 million.

In 2011, other items, net includes $28 million of gains on currency exchange contracts associated with the acquisition of Phadia and an $18 million gain on the sale of an equity investment accounted for under the cost method, offset in part by $10 million of fees associated with a short-term financing commitment to fund the Phadia acquisition.

Note 5. Stock-based Compensation Expense
The company has stock-based compensation plans for its key employees, directors and others. These plans permit the grant of a variety of stock and stock-based awards, including restricted stock units, stock options or performance-based shares, as determined by the compensation committee of the company’s Board of Directors or for certain non-officer grants, by the company’s employee equity committee, which consists of its chief executive officer. The company generally issues new shares of its common stock to satisfy option exercises and restricted unit vestings. Grants of stock options and restricted units generally provide that in the event of both a change in control of the company and a qualifying termination of an option or unit holder’s employment, all options and service-based restricted unit awards held by the recipient become immediately vested (unless an employment or other agreement with the employee provides for different treatment).

Compensation cost is based on the grant-date fair value and is recognized ratably over the requisite vesting period or to the date based on qualifying retirement eligibility, if earlier.
The components of stock-based compensation expense are as follows:

(In millions)	2013	2012	2011

Stock Option Awards	$41.4	$39.3	$49.4
Restricted Unit Awards	49.5	38.9	30.6

Total Stock-based Compensation Expense	$90.9	$78.2	$80.0

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    Stock-based compensation expense is included in the accompanying statement of income as follows:

(In millions)	2013	2012	2011

Cost of Revenues	$7.1	$5.4	$5.7
Selling, General and Administrative Expenses	80.5	70.7	72.4
Research and Development Expenses	3.3	2.1	1.9

Total Stock-based Compensation Expense	$90.9	$78.2	$80.0

The company has elected to recognize any excess income tax benefits from stock option exercises in capital in excess of par value only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to the company. The company measures the tax benefit associated with excess tax deductions related to stock-based compensation expense by multiplying the excess tax deductions by the statutory tax rates. The company uses the incremental tax benefit approach for utilization of tax attributes. Tax benefits recognized in capital in excess of par value on the accompanying balance sheet were $46.6 million, $18.7 million and $14.6 million, respectively, in 2013, 2012 and 2011.

Stock Options
The company’s practice is to grant stock options at fair market value. Options vest over 3-5 years with terms of 7-10 years, assuming continued employment with certain exceptions. Vesting of the option awards is contingent upon meeting certain service conditions. The fair value of most option grants is estimated using the Black-Scholes option pricing model. For option grants that require the achievement of both service and market conditions, a lattice model is used to estimate fair value. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the historical volatility of the company’s stock. Historical data on exercise patterns is the basis for estimating the expected life of an option. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term which approximates the expected life assumed at the date of grant. The expected annual dividend rate was calculated by dividing the company’s annual dividend, based on the most recent quarterly dividend rate, by the closing stock price on the grant date. The compensation expense recognized for all stock-based awards is net of estimated forfeitures. Forfeitures are estimated based on an analysis of actual option forfeitures.

The weighted average assumptions used in the Black-Scholes option pricing model are as follows:
	2013	2012	2011

Expected Stock Price Volatility	33%	34%	33%
Risk Free Interest Rate	0.7%	0.8%	1.7%
Expected Life of Options (years)	4.5	4.5	4.1
Expected Annual Dividend	0.8%	0.9%	0.0%

The weighted average per share grant-date fair values of options granted during 2013, 2012 and 2011 were $19.84, $15.36 and $15.79, respectively. The total intrinsic value of options exercised during the same periods was $189.8 million, $125.4 million and $85.3 million, respectively. The intrinsic value is the difference between the market value of the shares on the exercise date and the exercise price of the option.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the company’s option activity for the year ended December 31, 2013 is presented below:
			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value (a)
	(in millions)	Price	(in years)	(in millions)

Outstanding at December 31, 2012	15.3	49.07
Granted	1.9	74.29
Exercised	(5.1)	44.79
Canceled / Expired	(0.6)	56.38

Outstanding at December 31, 2013	11.5	54.81	4.1

Vested and Unvested Expected to Vest at
December 31, 2013	11.1	54.47	4.1	$629.6

Exercisable at December 31, 2013	5.4	48.49	3.1	$336.8

(a) Market price per share on December 31, 2013 was $111.35. The intrinsic value is zero for options with exercise prices above the market price.

As of December 31, 2013, there was $63 million of total unrecognized compensation cost related to unvested stock options granted. The cost is expected to be recognized through 2017 with a weighted average amortization period of 2.2 years.

Restricted Share/Unit Awards
Awards of restricted units convert into an equivalent number of shares of common stock. The awards generally vest over 3-4 years, assuming continued employment, with some exceptions. Vesting of the awards is contingent upon meeting certain service conditions and may also be contingent upon meeting certain performance and/or market conditions. The fair market value of the award at the time of the grant is amortized to expense over the requisite service period of the award, which is generally the vesting period. Recipients of restricted units have no voting rights but are entitled to receive dividend equivalents. The fair value of service- and performance-based restricted unit awards is determined based on the number of units granted and the market value of the company’s shares on the grant date. For awards with market-based vesting conditions, the company uses a lattice model to estimate the grant-date fair value of the award.

A summary of the company’s restricted unit activity for the year ended December 31, 2013 is presented below:
	Units (in thousands)	Weighted Average Grant-Date Fair Value

Unvested at December 31, 2012	2,051	53.91
Granted	785	77.18
Vested	(840)	56.17
Forfeited	(149)	58.12

Unvested at December 31, 2013	1,847	62.43

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The total fair value of shares vested during 2013, 2012 and 2011 was $47.2 million, $23.0 million and $21.2 million, respectively.
As of December 31, 2013, there was $65 million of total unrecognized compensation cost related to unvested restricted stock unit awards. The cost is expected to be recognized through 2017 with a weighted average amortization period of 2.0 years.

Employee Stock Purchase Plans
Qualifying employees are eligible to participate in an employee stock purchase plan sponsored by the company. Shares may be purchased under the program at 95% of the fair market value at the end of the purchase period and the shares purchased are not subject to a holding period. Shares are purchased through payroll deductions of up to 10% of each participating employee’s gross wages. The company issued 100,000, 151,000 and 139,000 shares, respectively, of its common stock for the 2013, 2012 and 2011 plan years, which ended on December 31.

Note 6. Pension and Other Postretirement Benefit Plans
401(k) Savings Plan and Other Defined Contribution Plans
The company’s 401(k) savings and other defined contribution plans cover the majority of the company’s eligible U.S. and certain non-U.S. employees. Contributions to the plans are made by both the employee and the company. Company contributions are based on the level of employee contributions. Company contributions to these plans are based on formulas determined by the company. In 2013, 2012 and 2011, the company charged to expense $87.3 million, $86.0 million and $79.4 million, respectively, related to its defined contribution plans.

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

The company funds annually, at a minimum, the statutorily required minimum amount as actuarially determined. During 2013, 2012 and 2011, the company made cash contributions of approximately $38.2 million, $23.3 million and $25.3 million, respectively. Additionally, in 2013 the company irrevocably contributed appreciated available-for-sale investments that had a fair value of $27 million to two of its U.K. defined benefit plans. Contributions to the plans included in the following table are estimated at between $30 and $40 million for 2014.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a reconciliation of benefit obligations and plan assets of the company’s domestic and non-U.S. pension plans and postretirement benefit plans:
	Domestic Pension Benefits		Non-U.S. Pension Benefits		Postretirement Benefits
(In millions)	2013	2012	2013	2012	2013	2012

Change in Projected Benefit Obligations
Benefit Obligation at Beginning of Year	$490.0	$466.1	$831.0	$709.2	$42.0	$38.9
Business combinations	—	—	—	1.2	—	—
Service costs	—	—	19.5	11.8	0.6	0.7
Interest costs	19.0	20.4	29.0	30.7	1.7	1.8
Settlements and curtailments	—	—	(3.7)	(0.4)	—	—
Plan participants' contributions	—	—	3.5	3.4	1.2	1.3
Actuarial (gains) losses	(34.8)	26.9	(9.9)	79.7	(3.6)	1.6
Benefits paid	(25.0)	(23.4)	(26.2)	(24.8)	(2.4)	(2.7)
Currency translation and other	—	—	14.7	20.2	(0.8)	0.4

Benefit Obligation at End of Year	$449.2	$490.0	$857.9	$831.0	$38.7	$42.0

Change in Fair Value of Plan Assets
Fair Value of Plan Assets at Beginning of Year	$367.1	$344.3	$588.4	$524.2	$—	$—
Business combinations	—	—	—	0.2	—	—
Actual return on plan assets	31.8	45.7	33.4	46.0	—	—
Employer contribution	0.5	0.5	63.6	21.4	1.2	1.4
Plan participants' contributions	—	—	3.5	3.4	1.2	1.3
Benefits paid	(25.0)	(23.4)	(26.2)	(24.8)	(2.4)	(2.7)
Currency translation and other	—	—	8.0	18.0	—	—

Fair Value of Plan Assets at End of Year	$374.4	$367.1	$670.7	$588.4	$—	$—

Funded Status	$(74.8)	$(122.9)	$(187.2)	$(242.6)	$(38.7)	$(42.0)

Accumulated Benefit Obligation	$449.2	$490.0	$810.9	$788.7

Amounts Recognized in Balance Sheet
Non-current asset	$—	$—	$25.7	$0.7	$—	$—
Current liability	(0.6)	(0.6)	(4.6)	(4.4)	(2.0)	(2.0)
Non-current liability	(74.2)	(122.3)	(208.3)	(238.9)	(36.7)	(40.0)

Net amount recognized	$(74.8)	$(122.9)	$(187.2)	$(242.6)	$(38.7)	$(42.0)

Amounts Recognized in Accumulated Other Comprehensive Loss
Net actuarial loss	$132.7	$180.2	$123.8	$142.8	$0.7	$4.6
Prior service credits	—	—	(2.3)	(2.7)	(0.4)	(0.5)

Net amount recognized	$132.7	$180.2	$121.5	$140.1	$0.3	$4.1

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The actuarial assumptions used to compute the funded status for the plans are based upon information available as of December 31, 2013 and 2012 and are as follows:
	Domestic Pension Benefits		Non-U.S. Pension Benefits		Postretirement Benefits
	2013	2012	2013	2012	2013	2012

Weighted Average Assumptions Used to Determine Projected Benefit Obligations
Discount rate	4.75%	4.00%	3.91%	3.65%	4.75%	4.20%
Average rate of increase in employee compensation	4.00%	4.00%	3.21%	2.94%	—	—
Initial healthcare cost trend rate					7.01%	7.14%
Ultimate healthcare cost trend rate					5.45%	5.47%

The actuarial assumptions used to compute the net periodic pension benefit cost (income) are based upon information available as of the beginning of the year, as presented in the following table:
	Domestic Pension Benefits			Non-U.S. Pension Benefits
	2013	2012	2011	2013	2012	2011

Weighted Average Assumptions Used to Determine the Net Benefit Cost (Income)
Discount rate	4.00%	4.50%	5.25%	3.65%	4.37%	4.77%
Average rate of increase in employee compensation	4.00%	4.00%	4.00%	2.94%	3.23%	3.35%
Expected long-term rate of return on assets	7.00%	7.75%	7.75%	4.96%	5.17%	5.32%

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost in 2014 are as follows:

(In millions)	Domestic Pension Benefits	Non-U.S. Pension Benefits	Post- retirement Benefits

Net Actuarial Loss	$3.6	$4.3	$—
Net Prior Service Credit	—	(0.3)	(0.1)

	$3.6	$4.0	$(0.1)

The projected benefit obligation and fair value of plan assets for the company’s qualified and non-qualified pension plans with projected benefit obligations in excess of plan assets are as follows:

	Pension Plans
(In millions)	2013	2012

Pension Plans with Projected Benefit Obligations in Excess of Plan Assets
Projected benefit obligation	$988.3	$1,162.0
Fair value of plan assets	700.6	795.7

    The accumulated benefit obligation and fair value of plan assets for the company's qualified and non-qualified pension plans with accumulated benefit obligations in excess of plan assets are as follows:

	Pension Plans
(In millions)	2013	2012

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets
Accumulated benefit obligation	$949.8	$1,120.2
Fair value of plan assets	697.7	793.1

The measurement date used to determine benefit information is December 31 for all plan assets and benefit obligations.
The net periodic pension benefit cost (income) includes the following components for 2013, 2012 and 2011:
	Domestic Pension Benefits			Non-U.S. Pension Benefits
(In millions)	2013	2012	2011	2013	2012	2011

Components of Net Benefit Cost (Income)
Service cost-benefits earned	$—	$—	$—	$19.5	$11.8	$13.7
Interest cost on benefit obligation	19.0	20.4	21.9	29.0	30.7	32.1
Expected return on plan assets	(24.3)	(28.1)	(29.4)	(29.0)	(27.3)	(27.8)
Amortization of actuarial net loss	5.2	3.6	1.5	6.3	3.3	1.6
Amortization of prior service benefit	—	—	—	(0.3)	(0.1)	—
Settlement/curtailment loss	—	—	—	0.1	—	—
Special termination benefit	—	—	—	1.1	0.5	0.9

Net periodic benefit cost (income)	$(0.1)	$(4.1)	$(6.0)	$26.7	$18.9	$20.5
The net periodic postretirement benefit cost was not material in 2013, 2012 or 2011.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Expected benefit payments are estimated using the same assumptions used in determining the company’s benefit obligation at December 31, 2013. Benefit payments will depend on future employment and compensation levels, average years employed and average life spans, among other factors, and changes in any of these factors could significantly affect these estimated future benefit payments. Estimated future benefit payments during the next five years and in the aggregate for the five fiscal years thereafter, are as follows:

(In millions)	Domestic Pension Benefits	Non-U.S. Pension Benefits	Post- retirement Benefits

2014	$26.2	$27.7	$2.0
2015	26.5	28.4	2.0
2016	26.4	31.7	2.0
2017	29.7	32.9	1.9
2018	27.1	33.9	2.0
2019-2023	144.2	200.2	9.8

A change in the assumed healthcare cost trend rate by one percentage point effective January 2013 would change the accumulated postretirement benefit obligation as of December 31, 2013 and the 2013 aggregate of service and interest costs, as follows:

(In millions)	Increase	Decrease

One Percentage Point
Effect on total of service and interest cost components	$0.4	$(0.3)
Effect on postretirement healthcare benefit obligation	6.1	(4.7)

Domestic Pension Plan Assets
The company’s overall objective is to manage the assets in a liability framework where investments are selected that are expected to have similar changes in fair value as the related liabilities will have upon changes in interest rates. The company invests in a portfolio of both return-seeking and liability-hedging assets, primarily through the use of institutional collective funds, to achieve long-term growth and to insulate the funded position from interest rate volatility. The strategic asset allocation uses a combination of risk controlled and index strategies in fixed income and global equities. The company also has a small portfolio (comprising less than 2% of invested assets) of private equity investments. The target allocations for the remaining investments are approximately 25% to funds investing in U.S. equities, including a sub-allocation of approximately 5% to real estate-related equities, approximately 15% to funds investing in international equities and approximately 60% to funds investing in fixed income securities. The portfolio maintains enough liquidity at all times to meet the near-term benefit payments.

Non-U.S. Pension Plan Assets
The company maintains specific plan assets for many of the individual pension plans outside the U.S. The investment strategy of each plan has been uniquely established based on the country specific standards and characteristics of the plans. Several of the plans have contracts with insurance companies whereby the market risks of the benefit obligations are borne by the insurance companies. When assets are held directly in investments, generally the objective is to invest in a portfolio of diversified assets with a variety of fund managers. For plans not currently managing the assets in a liability framework, the investments are substantially limited to funds investing in global equities and fixed income securities with the target asset allocations ranging from approximately 55% - 70% for equities and 30% - 45% for fixed income securities. For plans managing the assets in a liability framework, the investments also include hedge funds, multi-asset funds and derivative funds with the target asset allocations ranging from approximately 3% - 10% for equities, 40% - 55% for fixed income, 15% - 28% for hedge funds, 2% - 5% for multi-asset funds and 18% - 22% for funds holding derivatives. The derivatives held by the funds are primarily interest rate swaps intended to match the movements in the plan liabilities as well as equity futures in a synthetic equity fund which provide targeted exposure to equity markets without the fund holding individual equity positions. Each plan maintains enough liquidity at all times to meet the near-term benefit payments.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair values of the company’s plan assets at December 31, 2013 and 2012, by asset category are as follows:
	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2013	(Level 1)	(Level 2)	(Level 3)

Domestic Pension Plan Assets
U.S. equity funds	$87.9	$—	$87.9	$—
International equity funds	60.7	—	60.7	—
Fixed income funds	213.3	—	213.3	—
Private equity funds	7.0	—	—	7.0
Money market funds	5.5	—	5.5	—

Total Domestic Pension Plans	$374.4	$—	$367.4	$7.0

Non-U.S. Pension Plan Assets
Equity funds	$109.0	$55.4	$53.6	$—
Fixed income funds	252.3	22.4	229.9	—
Hedge funds	91.9	—	91.9	—
Multi-asset funds	15.7	—	15.7	—
Derivative funds	91.5	—	91.5	—
Insurance contracts	100.6	—	100.6	—
Cash / money market funds	9.7	9.5	0.2	—

Total Non-U.S. Pension Plans	$670.7	$87.3	$583.4	$—

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2012	(Level 1)	(Level 2)	(Level 3)

Domestic Pension Plan Assets
U.S. equity funds	$105.1	$—	$105.1	$—
International equity funds	75.1	—	75.1	—
Fixed income funds	173.9	—	173.9	—
Private equity funds	6.6	—	—	6.6
Money market funds	6.4	—	6.4	—

Total Domestic Pension Plans	$367.1	$—	$360.5	$6.6

Non-U.S. Pension Plan Assets
Equity funds	$273.9	$52.6	$221.3	$—
Fixed income funds	213.3	20.5	192.8	—
Insurance contracts	94.6	—	94.6	—
Cash / money market funds	6.6	6.4	0.2	—

Total Non-U.S. Pension Plans	$588.4	$79.5	$508.9	$—

The tables above present the fair value of the company’s plan assets in accordance with the fair value hierarchy (Note 12). Certain pension plan assets are measured using net asset value per share (or its equivalent) and are reported as a level 2 investment above due to the company’s ability to redeem its investment either at the balance sheet date or within limited time restrictions. The fair value of the company’s private equity investments, which are classified as level 3 investments, are based on valuations provided by the respective funds. There was no significant activity within the Level 3 pension plan assets during the years presented.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Income Taxes
The components of income from continuing operations before provision for income taxes are as follows:

(In millions)	2013	2012	2011

U.S.	$914.9	$908.5	$812.1
Non-U.S.	404.6	360.9	320.7

	$1,319.5	$1,269.4	$1,132.8

The components of the provision for income taxes of continuing operations are as follows:
(In millions)	2013	2012	2011

Current Income Tax Provision
Federal	$242.5	$160.5	$149.7
Non-U.S.	210.1	92.1	68.5
State	13.5	16.1	14.6

	466.1	268.7	232.8

Deferred Income Tax Provision (Benefit)
Federal	$(241.3)	$(40.8)	$(11.4)
Non-U.S.	(178.8)	(205.2)	(107.0)
State	(5.6)	(11.7)	(5.0)

	(425.7)	(257.7)	(123.4)

	$40.4	$11.0	$109.4

The income tax provision (benefit) included in the accompanying statement of income is as follows:
(In millions)	2013	2012	2011

Continuing Operations	$40.4	$11.0	$109.4
Discontinued Operations	(3.7)	(44.0)	191.5

	$36.7	$(33.0)	$300.9

The company receives a tax deduction upon the exercise of non-qualified stock options by employees for the difference between the exercise price and the market price of the underlying common stock on the date of exercise. The provision for income taxes that is currently payable does not reflect $46.6 million and $18.7 million of such benefits that have been allocated to capital in excess of par value in 2013 and 2012, respectively.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    The provision for income taxes in the accompanying statement of income differs from the provision calculated by applying the statutory federal income tax rate of 35% to income from continuing operations before provision for income taxes due to the following:

(In millions)	2013	2012	2011

Provision for Income Taxes at Statutory Rate	$461.8	$444.3	$396.5

Increases (Decreases) Resulting From:
Foreign rate differential	(180.2)	(319.5)	(279.6)
Impact of change in tax laws and apportionment on deferred taxes	3.3	(53.7)	11.7
Income tax credits	(227.6)	(52.1)	(24.8)
Manufacturing deduction	(33.6)	(27.3)	(27.0)
State income taxes, net of federal tax	(3.8)	(8.6)	0.3
Nondeductible expenses	19.6	8.1	17.5
Provision (reversal) of tax reserves, net	(4.3)	14.8	0.6
Tax return reassessments and settlements	10.5	—	3.0
Other, net	(5.3)	5.0	11.2

	$40.4	$11.0	$109.4

In 2013, non-U.S. subsidiaries of the company made cash and deemed distributions to the U.S. which resulted in no net tax cost. As a result of these distributions, the company generated U.S. foreign tax credits of $160 million, offset in part by additional U.S. income taxes of $56 million on the related foreign income which reduced the benefit from the foreign tax rate differential in 2013. In addition, the impact of tax law changes in certain foreign jurisdictions reduced the benefit from the foreign rate differential in 2013. The impact of change in tax laws and apportionment on deferred taxes in 2012 includes $55 million of benefit from a tax rate reduction enacted in Sweden.

Net deferred tax asset (liability) in the accompanying balance sheet consists of the following:
(In millions)	2013	2012

Deferred Tax Asset (Liability)
Depreciation and amortization	$(2,319.1)	$(2,543.9)
Net operating loss and credit carryforwards	690.7	486.6
Reserves and accruals	125.4	116.0
Accrued compensation	195.1	210.0
Inventory basis difference	61.2	67.4
Other capitalized costs	51.9	53.9
Unrealized losses on hedging instruments	14.7	21.0
Other, net	36.0	48.9

	(1,144.1)	(1,540.1)
Less: Valuation allowance	76.8	113.7

	$(1,220.9)	$(1,653.8)

The company estimates the degree to which tax assets and loss carryforwards will result in a benefit based on expected profitability by tax jurisdiction and provides a valuation allowance for tax assets and loss and credit carryforwards that it believes will more likely than not expire unutilized. At December 31, 2013, all of the company’s valuation allowance relates to deferred tax assets for which any subsequently recognized tax benefits will reduce income tax expense.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2013, the company had federal, state and non-U.S. net operating loss carryforwards of $130.2 million, $891.9 million and $1.89 billion, respectively. Use of the carryforwards is limited based on the future income of certain subsidiaries. The federal and state net operating loss carryforwards expire in the years 2014 through 2033. Of the non-U.S. net operating loss carryforwards, $303.8 million expire in the years 2014 through 2032, and the remainder do not expire. The company also had $203.0 million of federal foreign tax credit carryforwards as of December 31, 2013, which expire in the years 2014 through 2023.

A provision has not been made for U.S. or additional non-U.S. taxes on $5.97 billion of undistributed earnings of international subsidiaries that could be subject to taxation if remitted to the U.S. because the company plans to keep these amounts permanently reinvested overseas except for instances where the company can remit such earnings to the U.S. without an associated net tax cost. Determining the deferred tax liability that would arise if these earnings were remitted is not practicable.

Unrecognized Tax Benefits
As of December 31, 2013, the company had $134.2 million of unrecognized tax benefits which, if recognized, would reduce the effective tax rate.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:
(In millions)	2013	2012	2011

Balance at beginning of year	$164.8	$120.3	$62.1
Additions for tax positions of current year	12.6	20.5	43.2
Additions for tax positions of prior years	15.6	31.8	18.6
Reductions for tax positions of prior years	—	—	(2.1)
Closure of tax years	(7.2)	(7.8)	—
Settlements	(51.6)	—	(1.5)

	$134.2	$164.8	$120.3

The company expects that the unrecognized tax benefits will increase in the first quarter of 2014 as a result of the acquisition of Life Technologies.
During 2013, the company settled the IRS audit relating to the 2008 and 2009 tax years which resulted in a decrease in the company’s liability for unrecognized tax benefits of $8.9 million. The liability was also reduced by $21.0 million due to the company’s withdrawal of a U.S. court case relating to the 2001 to 2003 tax years. Additionally, in 2013, the company benefited from a favorable resolution of a court case in Sweden which resulted in a decrease in the liability for unrecognized tax benefits of $21.1 million. Of the total $21.1 million, $16.9 million reduced income tax expense. Of the total $134 million of liability, $5 million is classified as a current liability and the remainder is long-term.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The company classified interest and penalties related to unrecognized tax benefits as income tax expense. The total amount of interest and penalties related to uncertain tax positions and recognized in the balance sheet as of December 31, 2013 and 2012 was $14.1 million and $10.9 million, respectively.

The company conducts business globally and, as a result, Thermo Fisher or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Canada, China, Denmark, Finland, France, Germany, Italy, Japan, the United Kingdom and the United States. With few exceptions, the company is no longer subject to U.S. federal, state and local, or non-U.S., income tax examinations for years before 2010.

Note 8. Earnings per Share
(In millions except per share amounts)	2013	2012	2011

Income from Continuing Operations	$1,279.1	$1,258.4	$1,023.4
(Loss) Income from Discontinued Operations	(0.7)	(19.2)	1.7
(Loss) Gain on Disposal of Discontinued Operations, Net	(5.1)	(61.3)	304.8

Net Income	$1,273.3	$1,177.9	$1,329.9

Basic Weighted Average Shares	360.3	363.8	380.8
Plus Effect of:
Convertible debentures	—	—	0.6
Equity forward arrangement	1.8	—	—
Stock options and restricted units	3.7	2.8	3.4

Diluted Weighted Average Shares	365.8	366.6	384.8

Basic Earnings per Share:
Continuing operations	$3.55	$3.46	$2.69
Discontinued operations	(.02)	(.22)	.80

	$3.53	$3.24	$3.49

Diluted Earnings per Share:
Continuing operations	$3.50	$3.43	$2.66
Discontinued operations	(.02)	(.22)	.80

	$3.48	$3.21	$3.46

Options to purchase 1.0 million, 7.2 million and 6.9 million shares of common stock were not included in the computation of diluted earnings per share for 2013, 2012 and 2011, respectively, because their effect would have been antidilutive.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Debt and Other Financing Arrangements
(Dollars in millions)	2013	2012

Commercial Paper	$250.0	$50.0
2.05% Senior Notes, Due 2014 (effective interest rate 1.09%)	300.0	300.0
3.25% Senior Notes, Due 2014 (effective interest rate 1.53%)	400.0	400.0
3.20% Senior Notes, Due 2015 (effective interest rate 1.56%)	450.0	450.0
5.00% Senior Notes, Due 2015 (effective interest rate 5.13%)	250.0	250.0
3.20% Senior Notes, Due 2016 (effective interest rate 3.21%)	900.0	900.0
2.25% Senior Notes, Due 2016 (effective interest rate 2.29%)	1,000.0	1,000.0
1.30% Senior Notes, Due 2017 (effective interest rate 0.99%)	900.0	—
1.85% Senior Notes, Due 2018 (effective interest rate 1.85%)	500.0	500.0
2.40% Senior Notes, Due 2019 (effective interest rate 2.44%)	900.0	—
4.70% Senior Notes, Due 2020 (effective interest rate 4.70%)	300.0	300.0
4.50% Senior Notes, Due 2021 (effective interest rate 4.58%)	1,000.0	1,000.0
3.60% Senior Notes, Due 2021 (effective interest rate 4.29%)	1,100.0	1,100.0
3.15% Senior Notes, Due 2023 (effective interest rate 3.21%)	800.0	800.0
4.15% Senior Notes, Due 2024 (effective interest rate 4.07%)	1,000.0	—
5.30% Senior Notes, Due 2044 (effective interest rate 5.30%)	400.0	—
Other	41.9	54.8

Total Borrowings at Par Value	10,491.9	7,104.8
Fair Value Hedge Accounting Adjustments	12.9	33.8
Unamortized Discount	(17.5)	(14.3)

Total Borrowings at Carrying Value	10,487.3	7,124.3
Less: Short-term Obligations and Current Maturities	987.7	93.1

Long-term Obligations	$9,499.6	$7,031.2

The effective interest rates for the fixed-rate debt include the stated interest on the notes, the accretion of any discount and, if applicable, adjustments related to hedging, as discussed below.
The annual repayment requirements for debt obligations are as follows:
(In millions)

2014	$981.3
2015	707.1
2016	1,902.4
2017	900.5
2018	500.6
2019 and thereafter	5,500.0

$10,491.9

See Note 12 for fair value information pertaining to the company’s long-term obligations.

Short-term obligations and current maturities of long-term obligations in the accompanying balance sheet included $280.0 million and $91.7 million at year-end 2013 and 2012, respectively, of commercial paper, short-term bank borrowings and borrowings under lines of credit of certain of the company’s subsidiaries. The weighted average interest rate for short-term borrowings was 0.58% and 1.01% at December 31, 2013 and 2012, respectively. In addition to available borrowings under the company’s revolving credit agreements, discussed below, the company had unused lines of credit of $60.8 million as of December 31, 2013. These unused lines of credit generally provide for short-term unsecured borrowings at various interest rates.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Credit Facilities
In 2013, the company entered a revolving credit facility with a bank group that provides for up to $1.50 billion of unsecured multi-currency revolving credit. The facility expires in July 2018. The agreement calls for interest at either a LIBOR-based rate or a rate based on the prime lending rate of the agent bank, at the company’s option. The agreement contains affirmative, negative and financial covenants, and events of default customary for financings of this type. The financial covenant requires the company to maintain a Consolidated Leverage Ratio of debt to EBITDA (as defined in the agreement) below 3.5 to 1.0 prior to the closing date of the Life Technologies Acquisition, below 5.5 to 1.0 during the first six months after the closing date of the Life Technologies Acquisition and decreasing, based on the passage of time, to 3.5 to 1.0, after 18 months and an Interest Coverage Ratio of EBITDA (as defined in the agreement) to interest expense below 3.0 to 1.0. The credit agreement permits the company to use the facility for working capital; acquisitions; repurchases of common stock, debentures and other securities; the refinancing of debt; and general corporate purposes. The credit agreement allows for the issuance of letters of credit, which reduces the amount available for borrowing. If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper ($250 million at December 31, 2013) to provide a source of funds in the event that commercial paper markets are not available. As of December 31, 2013, no borrowings were outstanding under the facility, although available capacity was reduced by approximately $43 million as a result of outstanding letters of credit.

Commercial Paper Program
The company has a U.S. commercial paper program pursuant to which it may issue and sell unsecured, short-term promissory notes (CP Notes). Maturities may not exceed 397 days from the date of issue and the CP Notes rank pari passu with all of the company’s other unsecured and unsubordinated indebtedness. CP Notes are issued on a private placement basis under customary terms in the commercial paper market and are not redeemable prior to maturity nor subject to voluntary prepayment. CP Notes are issued at a discount from par, or, alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. As of December 31, 2013, outstanding borrowings under this program were $250 million, with a weighted average remaining period to maturity of 12 days. The weighted average interest rate on the outstanding CP Notes as of December 31, 2013 was 0.47%.

Term Loan
In connection with the planned acquisition of Life Technologies, the company entered into a bridge credit agreement and a term loan agreement. The bridge credit agreement was a 364-day unsecured committed bridge facility which was terminated in December 2013 by the company upon securing long-term financing for the acquisition. The term loan agreement is a 3-year unsecured $5 billion term loan facility. In January 2014, the company borrowed $5.00 billion under the term loan facility to partially fund the acquisition. The term loan agreement calls for interest at either a LIBOR-based rate or a rate based on the prime lending rate of the agent bank, at the company’s option. The term loan agreement contains affirmative, negative and financial covenants, and events of default customary for financings of this type. The financial covenants require the company to maintain a Consolidated Leverage Ratio of debt to EBITDA (as defined in the agreements) below 5.5 to 1.0 during the first six months after the borrowing date and decreasing, based on the passage of time, to 3.5 to 1.0, beginning 18 months after the borrowing date. The company must also maintain a minimum interest coverage ratio of 3.0 to 1.0.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Interest Rate Swap Arrangements
In December 2013, upon the issuance of $900 million principal amount of 1.30% Senior Notes due 2017, the company entered into LIBOR-based interest rate swap arrangements with various banks. The aggregate amount of the swaps is equal to the principal amount of the 1.30% Notes and the payment dates of the swaps coincide with the payment dates of the 1.30% Notes. The swap contracts provide for the company to pay a variable interest rate of one-month LIBOR plus a spread of 0.6616% (0.83% at December 31, 2013) and to receive a fixed rate of 1.30%. The variable interest rate resets monthly. The swaps have been accounted for as a fair value hedge of the 1.30% Notes. See Note 12 for additional information.

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

Cash Flow Hedge Arrangements
In 2013, prior to issuing the 4.15% Senior Notes due 2024, the company entered into interest rate swap agreements to mitigate the risk of interest rates rising prior to completion of a debt offering. Based on the company’s conclusion that a debt offering was probable as a result of near-term debt maturities and that such debt would carry semi-annual interest payments over a 10-year term, the swaps hedged the cash flow risk for each of the semi-annual fixed-rate interest payments on $700 million of principal amount of the planned 10-year fixed-rate debt issue. In December 2013, the company issued senior notes and terminated the swap arrangements. The company received $11 million at the termination of these agreements and recorded a gain of $1 million on the ineffective portion in other expense, net in the accompanying statement of income. The remaining favorable change in the fair value of the hedge upon termination (the effective portion) was $6 million, net of tax, and was classified as an increase to accumulated other comprehensive items within shareholder’s equity and is being amortized to interest expense over the term of the debt through 2024.

In 2011, prior to issuing the 3.60% Senior Notes due 2021, the company entered into hedging agreements (treasury locks) with several banks to mitigate the risk of interest rates rising prior to completion of a debt offering. Based on the company’s conclusion that a debt offering was probable and that such debt would carry semi-annual interest payments over a 10-year term, the agreements hedged the cash flow risk for each of the semi-annual fixed-rate interest payments on $850 million of principal amount of the 10-year fixed rate debt issue (or subsequent financings of such debt). The company paid $59 million at the termination of this agreement. The unfavorable change in the fair value of the hedge upon termination was $37 million, net of tax, and was classified as a reduction of accumulated other comprehensive items within shareholders’ equity and is being amortized to interest expense over the term of the debt through 2021.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Commitments and Contingencies
Operating Leases
The company leases certain logistics, office, and manufacturing facilities. Income from continuing operations includes expense from operating leases of $127.9 million, $125.5 million and $125.3 million in 2013, 2012 and 2011, respectively. The following is a summary of annual future minimum lease and rental commitments under noncancelable operating leases as of December 31, 2013:

(In millions)

2014	$106.5
2015	80.2
2016	51.5
2017	36.2
2018	25.8
Thereafter	54.2

$354.4
Purchase Obligations
The company has entered into unconditional purchase obligations, in the ordinary course of business, that include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable at any time without penalty. The aggregate amount of the company’s unconditional purchase obligations totaled $290.7 million at December 31, 2013 and the majority of these obligations are expected to be settled during 2014.

Letters of Credit, Guarantees and Other Commitments
Outstanding letters of credit and bank guarantees totaled $103.0 million at December 31, 2013. Substantially all of these letters of credit and guarantees expire before 2020.
Outstanding surety bonds and other guarantees totaled $52.8 million at December 31, 2013. The expiration of these bonds and guarantees ranges through 2015.
The letters of credit, bank guarantees and surety bonds principally secure performance obligations, and allow the holder to draw funds up to the face amount of the letter of credit, bank guarantee or surety bond if the applicable business unit does not perform as contractually required. The outstanding letters of credit, bank guarantees and surety bonds disclosed above include $4.8 million for businesses that have been sold.

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

The company has funding commitments totaling $1.1 million at December 31, 2013, related to investments it owns.
In 2012, the company entered into an off-balance sheet build-to-suit financing arrangement with a financial institution to fund construction of an operating facility in the U.S. Upon completion of construction in 2014, a five-year lease will commence with options to purchase the facility or renew the lease for up to three 5-year terms. The company has agreed with the lessor to comply with certain financial covenants consistent with its other debt arrangements (Note 9), and has guaranteed the facility’s residual value at the end of the lease, up to a maximum of $58 million.

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

The company accrues the most likely amount or at least the minimum of the range of probable loss when a range of probable loss can be estimated. The range of probable loss for product liability, workers compensation and other personal injury matters of the company’s continuing operations at December 31, 2013, was approximately $222 million to $324 million on an undiscounted basis. The portion of these liabilities assumed in the 2006 merger with Fisher was recorded at its fair (present) value at the date of merger. The company’s reserve for these matters in total, including the discounted liabilities, was $179 million at December 31, 2013 (or $224 million undiscounted). The reserve includes estimated defense costs and is gross of estimated amounts due from insurers of $95 million at December 31, 2013 (or $123 million undiscounted). The portion of these insurance assets assumed in the merger with Fisher was also recorded at its fair value at the date of merger. In addition to the above reserves, as of December 31, 2013, the company had product liability reserves of $9 million (undiscounted) relating to divested businesses.

The assets and liabilities assumed at the merger date were ascribed a fair value based on the present value of expected future cash flows, using a discount rate equivalent to the risk free rate of interest for monetary assets with comparable maturities (weighted average discount rate of 4.67%). The discount on the liabilities of approximately $45 million and the discount on the assets of approximately $28 million (net discount $17 million) are being accreted to interest expense over the expected settlement period.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Although the company believes that the amounts reserved and estimated recoveries are probable and appropriate based on available information, including actuarial studies of loss estimates, the process of estimating losses and insurance recoveries involves a considerable degree of judgment by management and the ultimate amounts could vary materially. Insurance contracts do not relieve the company of its primary obligation with respect to any losses incurred. The collectability of amounts due from its insurers is subject to the solvency and willingness of the insurer to pay, as well as the legal sufficiency of the insurance claims. Management monitors the payment history as well as the financial condition and ratings of its insurers on an ongoing basis.

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

Having assumed environmental liabilities in the merger with Fisher, the company was required to discount the estimate of loss to fair (present) value. This fair value was ascribed by using a discount rate of 4.73%, which was the risk free interest rate for monetary assets with maturities comparable to that of the environmental liability. The remaining discount of $5 million is being accreted by charges to interest expense over the estimated maturity period of 30 years. At December 31, 2013 and 2012, the company’s total environmental liability was approximately $29 million and $23 million, respectively.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in each component of accumulated other comprehensive items, net of tax are as follows:
(In millions)	Currency Translation Adjustment	Unrealized Gains (Losses) on Available-for- Sale Investments	Unrealized Gains (Losses) on Hedging Instruments	Pension and Other Postretirement Benefit Liability Adjustment	Total

Balance at December 31, 2012	$87.4	$7.7	$(32.9)	$(212.6)	$(150.4)
Other comprehensive income (loss) before reclassifications	24.6	1.6	5.8	38.2	70.2
Amounts reclassified from accumulated other comprehensive items	—	(8.0)	3.2	7.8	3.0

Net other comprehensive items	24.6	(6.4)	9.0	46.0	73.2

Balance at December 31, 2013	$112.0	$1.3	$(23.9)	$(166.6)	$(77.2)

The amounts reclassified out of accumulated other comprehensive items are as follows:
		Year Ended
	Affected Line Item in the	December 31,	December 31,	December 31,
(In millions)	Statement of Income	2013	2012	2011

Amounts Reclassified From Accumulated Other Comprehensive Items
Unrealized gains and losses on
available-for-sale investments:
Realized gain on sale or transfer
of available-for-sale investments	Other Expense, Net	$(10.5)	$—	$0.1
Tax provision	Provision for Income Taxes	2.5	—	—

		(8.0)	—	0.1

Unrealized gains and losses on
hedging instruments:
Realized loss on interest rate
swaps and locks	Other Expense, Net	5.4	5.3	2.1
Tax benefit	Provision for Income Taxes	(2.2)	(2.0)	(0.8)

		3.2	3.3	1.3

Pension and other postretirement
benefit liability adjustment:
Amortization of actuarial losses	Net Periodic Benefit Cost -	11.5	6.9	3.1
Amortization of prior service benefit	see Note 6 for details	(0.1)	(0.1)	(0.1)

Total before tax		11.4	6.8	3.0
Tax benefit	Provision for Income Taxes	(3.6)	(2.4)	(1.1)

		7.8	4.4	1.9

Total reclassifications		$3.0	$7.7	$3.3

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Shareholders’ Equity
At December 31, 2013, the company had reserved 43,640,460 unissued shares of its common stock for possible issuance under stock-based compensation plans.
The company has 50,000 shares of authorized but unissued $100 par value preferred stock.
Shareholder Rights Plan
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

Equity Forward Agreements
In June 2013, in anticipation of the acquisition of Life Technologies, the company entered into equity forward agreements in connection with a public offering of 29.6 million shares of its common stock. The use of the equity forward agreements substantially eliminated future equity market price risk by fixing a common equity offering sales price under the then existing market conditions, while mitigating share dilution from the offering by postponing the actual issuance of common stock until the funds were needed for the Life Technologies Acquisition.

Under the terms of the agreements, the counterparties borrowed shares of the company’s common stock and sold them for $85.50 per share. Upon settlement of the agreements, in January 2014, the company issued and delivered 29.6 million shares of its common stock at the then applicable forward sale price of $82.5342 per share. The forward price was initially $83.2770 per share, net of underwriting fees, and was subject to adjustment in accordance with the terms of the agreements including fixed reductions related to cash dividends.

In November 2013, the company entered into a subscription agreement for a private placement of 5.3 million shares of its common stock at a price of $94.85 per share that was contingent on the closing of the Life Technologies Acquisition. The agreement closed on February 3, 2014.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The equity forward and subscription agreements had no initial fair value as they were entered into at the then market price of the common stock. The company did not receive any proceeds from the sale of common stock until the agreements were settled in 2014. Upon settlement, the proceeds were recorded in equity. Prior to their settlement, to the extent that the equity forward agreements were dilutive, they have been reflected in the company’s diluted earnings per share calculations using the treasury stock method. Prior to closing, the subscription agreement was not potentially dilutive to the company’s diluted earnings per share calculations due to its contingent nature.

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
The following table presents information about the company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:
	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2013	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents	$4,859.9	$4,859.9	$—	$—
Investments in mutual funds, unit trusts and other similar instruments	9.8	9.8	—	—
Insurance contracts	74.5	—	74.5	—
Auction rate securities	4.5	—	—	4.5
Derivative contracts	3.8	—	3.8	—

Total Assets	$4,952.5	$4,869.7	$78.3	$4.5

Liabilities
Derivative contracts	$6.5	$—	$6.5	$—
Contingent consideration	5.1	—	—	5.1

Total Liabilities	$11.6	$—	$6.5	$5.1

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

Available-for-sale investments are carried at fair value and are included in the tables above. The aggregate market value, cost basis and gross unrealized gains and losses of available-for-sale investments by major security type are as follows:

(In millions)	Market Value	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses

2013
Mutual Fund and Unit Trust Investments	$9.8	$7.3	$2.5	$—
Auction Rate Securities	4.5	4.6	—	0.1

	$14.3	$11.9	$2.5	$0.1

2012
Mutual Fund and Unit Trust Investments	$36.6	$25.4	$11.2	$—
Auction Rate Securities	4.3	4.8	—	0.5

	$40.9	$30.2	$11.2	$0.5

The cost of available-for-sale investments that were sold was based on specific identification in determining realized gains and losses recorded in the accompanying statement of income. In 2013, the company irrevocably contributed appreciated available-for-sale investments that had a fair value of $27 million to two of its U.K. defined benefit plans, resulting in realization of a previously unrecognized gain of $11 million. Gross realized gains and gross realized losses on the sale of available-for-sale investments were nominal in 2013, 2012 and 2011.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The company has the ability and intent to hold the auction rate securities to maturity unless they are redeemed earlier by the issuer. There was no significant activity within the Level 3 auction rate securities during 2013 or 2012. The following table provides a rollforward of the fair value, as determined by Level 3 inputs, of the contingent consideration.

(In millions)	2013	2012

Contingent Consideration
Beginning Balance	$20.1	$1.7
Additions	—	19.9
Payments	(28.6)	(1.0)
Change in fair value included in earnings	13.5	(0.5)
Currency translation	0.1	—

Ending Balance	$5.1	$20.1

The notional amounts of derivative contracts outstanding, consisting of currency exchange contracts and interest swaps, totaled $2.03 billion and $719 million at December 31, 2013 and December 31, 2012, respectively.

While certain derivatives are subject to netting arrangements with counterparties, the company does not offset derivative assets and liabilities within the consolidated balance sheet. The following tables present the fair value of derivative instruments in the consolidated balance sheet and statement of income.

	Fair Value – Assets		Fair Value – Liabilities
	December 31,	December 31,	December 31,	December 31,
(In millions)	2013	2012	2013	2012

Derivatives Designated as Hedging Instruments
Interest rate swaps (a)	$—	$—	$5.2	$—
Derivatives Not Designated as Hedging Instruments
Currency exchange contracts (b)	3.8	1.6	1.3	0.8

(a) The fair value of the interest rate swaps is included in the consolidated balance sheet under the caption other long-term liabilities.
(b) The fair value of the currency exchange contracts is included in the consolidated balance sheet under the captions other current assets or other accrued expenses.

	Gain (Loss) Recognized
(In millions)	2013	2012

Derivatives Designated as Fair Value Hedges
Interest rate swaps - effective portion	$0.2	$—
Interest rate swaps - ineffective portion	(1.4)	—
Derivatives Not Designated as Fair Value Hedges
Currency exchange contracts
Included in cost of revenues	$2.7	$3.0
Included in other expense, net	(22.1)	(10.4)

Gains and losses recognized on currency exchange contracts and the effective portion of interest rate swaps are included in the consolidated statement of income together with the corresponding, offsetting losses and gains on the underlying hedged transactions. Gains and losses recognized on the ineffective portion of interest rate swaps is included in other expense, net in the accompanying statement of income.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Other Financial Instruments
The carrying value and fair value of the company’s notes receivable and debt obligations are as follows:
	December 31, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
(In millions)	Value	Value	Value	Value

Notes Receivable	$7.6	$7.6	$4.7	$4.7

Debt Obligations:
Senior notes	$10,195.4	$10,304.8	$7,019.5	$7,455.2
Commercial paper	250.0	250.0	50.0	50.0
Other	41.9	41.9	54.8	54.8

	$10,487.3	$10,596.7	$7,124.3	$7,560.0

    The fair value of debt obligations was determined based on quoted market prices and on borrowing rates available to the company at the respective period ends which represent level 2 measurements.

Note 13. Supplemental Cash Flow Information
(In millions)	2013	2012	2011

Cash Paid (Refunded) For:
Interest	$215.1	$230.0	$120.6

Income Taxes - Continuing Operations	$230.0	$331.1	$352.9

Income Taxes - Discontinued Operations	$(3.7)	$(44.0)	$149.1

Non-cash Activities
Fair value of assets of acquired businesses and product lines	$—	$1,172.0	$7,041.1
Cash paid for acquired businesses and product lines	—	(1,086.6)	(5,894.1)

Liabilities assumed of acquired businesses and product lines	$—	$85.4	$1,147.0

Fair value of available-for-sale investments contributed to defined
benefit plans	$27.1	$—	$—

Declared but unpaid dividends	$55.8	$54.7	$—

Issuance of stock upon vesting of restricted stock units	$64.2	$29.3	$22.7

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Restructuring and Other Costs, Net
Restructuring and other costs in 2013 and 2012 primarily included continuing charges for headcount reductions and facility consolidations in an effort to streamline operations, including the closure and consolidation of operations within several facilities in the U.S., Europe and Asia. The company’s 2013 and 2012 severance actions associated with facility consolidations and cost reduction measures affected approximately 3% of the company’s workforce in both years.

Restructuring and other costs in 2011 primarily included cash compensation from monetizing equity awards held by Dionex employees at the date of acquisition as well as continuing charges for headcount reductions and facility consolidations in an effort to streamline operations, including the following: the consolidation of facilities in Finland and Australia of acquired businesses with existing facilities in those countries; the consolidation of facilities in the U.S.; and the restructuring of the commercial organization of a business across six European countries to increase productivity and efficiency in serving customers. The company’s 2011 severance actions affected approximately 4% of the company’s workforce.

As of February 27, 2014, the company has identified restructuring actions that will result in additional charges of approximately $50 million, primarily in the first half of 2014. The company expects significant restructuring charges in the first quarter of 2014 in connection with the acceleration of certain equity awards held by Life Technologies’ employees and severance obligations payable to former Life Technologies’ executives.

2013
During 2013, the company recorded net restructuring and other costs as follows:
(In millions)	Cost of Revenues	Selling, General and Administrative Expenses	Restructuring and Other Costs, Net	Total

Analytical Technologies	$2.9	$52.3	$26.8	$82.0
Specialty Diagnostics	24.9	12.9	24.2	62.0
Laboratory Products and Services	0.8	—	23.7	24.5
Corporate	—	8.3	3.0	11.3

	$28.6	$73.5	$77.7	$179.8

The components of net restructuring and other costs by segment are as follows:
Analytical Technologies
In 2013, the Analytical Technologies segment recorded $82.0 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $2.9 million for accelerated depreciation at facilities closing due to real estate consolidation; charges to selling, general and administrative expenses of $52.3 million primarily for transaction costs related to the acquisition of Life Technologies (Note 2); and $26.8 million of other restructuring costs, net, $28.5 million of which were cash costs. The cash costs, which were associated with headcount reductions and facility consolidations including the consolidation and closure of several facilities in the U.S. and Europe, consisted of $18.5 million of severance; $3.3 million of abandoned facility costs; and $6.7 million of other cash costs, including outplacement costs for severed employees as well as retention and moving and other expenses associated with facility consolidations. The cash costs also included $4.1 million of transaction expenses related to the agreement to sell its sera and media, gene modulation and magnetic beads businesses (see Note 2). In addition, the segment realized net gains of $1.7 million primarily on the sale of real estate in the U.S and Europe.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Specialty Diagnostics
In 2013, the Specialty Diagnostics segment recorded $62.0 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $24.9 million primarily for the sale of inventories revalued at the date of acquisition; charges to selling, general and administrative expenses of $12.9 million for revisions of estimated contingent consideration based on actual performance of a recent acquisition; and $24.2 million of other restructuring costs, net, which were primarily cash costs. The cash costs consisted of $17.8 million of severance; $2.8 million of abandoned facility costs primarily for facilities in Europe and the U.S.; and $3.5 million of other cash costs, primarily outplacement costs for severed employees and moving, travel and other expenses associated with facility consolidations.

Laboratory Products and Services
In 2013, the Laboratory Products and Services segment recorded $24.5 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $0.8 million for accelerated depreciation at facilities closing due to real estate consolidation and $23.7 million of other restructuring costs, $22.4 million of which were cash costs. The cash costs, which consisted of headcount reductions and facility consolidations to streamline operations, included $16.3 million of severance; $3.7 million of abandoned facility costs; and $2.4 million of other cash costs, primarily retention, moving and other expenses associated with facility consolidations. The segment also recorded $1.3 million of non-cash expense, net, primarily for pension charges related to the headcount reductions.

Corporate
In 2013, the company recorded a charge to selling, general and administrative expenses of $8.3 million associated with product liability litigation and $3.0 million of restructuring costs primarily for severance at its corporate operations.

2012
During 2012, the company recorded net restructuring and other costs as follows:
(In millions)	Cost of Revenues	Selling, General and Administrative Expenses	Restructuring and Other Costs, Net	Total

Analytical Technologies	$1.4	$(0.1)	$42.3	$43.6
Specialty Diagnostics	52.8	13.7	15.0	81.5
Laboratory Products and Services	1.4	(0.9)	23.8	24.3
Corporate	—	(0.2)	1.0	0.8

	$55.6	$12.5	$82.1	$150.2

The components of net restructuring and other costs by segment are as follows:
Analytical Technologies
In 2012, the Analytical Technologies segment recorded $43.6 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $1.4 million primarily for accelerated depreciation at facilities closing due to real estate consolidation; $0.1 million as a reduction of selling, general and administrative expenses; and $42.3 million of other restructuring costs, net, $33.8 million of which were cash costs. The cash costs, which were associated with headcount reductions and facility consolidations including the consolidation and closure of several facilities in the U.S. and Europe, consisted of $21.7 million of severance; $9.5 million of abandoned facility costs; and $2.6 million of other cash costs, primarily for retention, relocation and moving expenses associated with facility consolidations. The segment also recorded $8.5 million of non-cash expense, net, primarily for real estate writedowns related to facility consolidations.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Specialty Diagnostics

    In 2012, the Specialty Diagnostics segment recorded $81.5 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $52.8 million primarily for the sale of inventories revalued at the date of acquisition; charges to selling, general and administrative expenses of $13.7 million for transaction costs related to the One Lambda acquisition; and $15.0 million of other restructuring costs, $14.3 million of which were cash costs associated with headcount reductions and facility consolidations to streamline operations. The cash costs consisted of $11.3 million of severance; $0.6 million of abandoned facility costs; and $2.4 million of other cash costs. The non-cash charges of $0.7 million consisted of writedowns to estimated disposal value of real estate held for sale.

Laboratory Products and Services

    In 2012, the Laboratory Products and Services segment recorded $24.3 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $1.4 million primarily for the sale of inventories revalued at the date of acquisition and, to a lesser extent, accelerated depreciation at facilities closing due to real estate consolidation; $0.9 million, net, as a reduction of selling, general and administrative expenses for revisions of estimated contingent consideration; and $23.8 million of other restructuring costs, $17.5 million of which were cash costs. The cash costs, which consisted of headcount reductions and facility consolidations to streamline operations, included $10.9 million of severance; $3.2 million of abandoned facility costs; and $3.4 million of other cash costs, primarily retention, relocation and moving expenses associated with facility consolidations. The segment recorded $6.3 million of non-cash costs, net, primarily related to impairment of intangible assets of a business unit and fixed asset writedowns associated with facility consolidations, partially offset by a $5.9 million gain on a pre-acquisition litigation-related matter.

Corporate

    The company recorded $1.0 million of cash costs primarily for severance at its corporate operations, offset in part by a reduction of selling, general and administrative expenses of $0.2 million, net, associated with product liability litigation.

2011
During 2011, the company recorded net restructuring and other costs as follows:
(In millions)	Cost of Revenues	Selling, General and Administrative Expenses	Restructuring and Other Costs, Net	Total

Analytical Technologies	$30.5	$34.5	$54.3	$119.3
Specialty Diagnostics	39.0	24.0	8.4	71.4
Laboratory Products and Services	3.1	—	31.7	34.8
Corporate	—	3.0	2.1	5.1

	$72.6	$61.5	$96.5	$230.6

The components of net restructuring and other costs by segment are as follows:

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Analytical Technologies

    In 2011, the Analytical Technologies segment recorded $119.3 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $30.5 million primarily for the sale of inventories revalued at the date of acquisition; charges to selling, general and administrative expenses of $34.5 million primarily for transaction costs related to the Dionex acquisition; and $54.3 million of other restructuring costs, net, $48.9 million of which were cash costs. These costs included $21.2 million of cash compensation from monetizing equity awards held by Dionex employees at the date of acquisition. The segment also recorded continuing cash costs associated with headcount reductions and facility consolidations to streamline operations, which consisted of $19.3 million of severance; $7.0 million of abandoned facility costs; and $1.4 million of other cash costs, primarily retention, relocation and moving expenses associated with facility consolidations. The segment also recorded $5.4 million of non-cash charges, net, primarily for the impairment of intangible assets associated with a small business unit.

Specialty Diagnostics

    In 2011, the Specialty Diagnostics segment recorded $71.4 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $39.0 million primarily for the sale of inventories revalued at the date of acquisition; charges to selling, general and administrative expenses of $24.0 million primarily for transaction costs related to the Phadia acquisition; and $8.4 million of other restructuring costs, including cash costs of $8.0 million associated with headcount reductions and facility consolidations to streamline operations, including the consolidation of facilities in Finland and Australia of acquired businesses with existing facilities in those countries. The cash costs consisted of $6.7 million of severance; $0.7 million of abandoned facility costs; and $0.6 million of other cash costs, primarily retention, relocation and moving expenses associated with facility consolidations. The non-cash charges, net, of $0.4 million consisted of $1.2 million of writedowns to estimated disposal value of real estate held for sale, partially offset by $0.8 million of income from termination of a post-retirement benefit plan.

Laboratory Products and Services

    In 2011, the Laboratory Products and Services segment recorded $34.8 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $3.1 million for accelerated depreciation at facilities closing due to real estate consolidation and sale of inventories revalued at the date of acquisition and $31.7 million of other restructuring costs, net, $22.0 million of which were cash costs. The cash costs were associated with the consolidation of facilities in the U.S. and the restructuring of the commercial organization of a business across six European countries to increase productivity and efficiency in serving customers, as well as other headcount reductions and facility consolidations. The cash costs included $15.6 million of severance; $4.2 million of abandoned facility costs; and $2.2 million of other cash costs, primarily retention, relocation and moving expenses associated with facility consolidations. The segment recorded $9.7 million of non-cash costs primarily related to impairment of intangible assets associated with two small business units and, to a lesser extent, a loss on sale of a heating equipment business.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Abandonment
(In millions)	Severance	of Excess Facilities	Other (a)	Total

Pre-2012 Restructuring Plans
Balance At December 31, 2010	$10.2	$5.7	$0.1	$16.0
Costs incurred in 2011 (c)	44.2	11.9	25.5	81.6
Reserves reversed (b)	(0.5)	—	(0.1)	(0.6)
Payments	(35.7)	(10.4)	(22.9)	(69.0)
Currency translation	(0.4)	—	—	(0.4)

Balance At December 31, 2011	17.8	7.2	2.6	27.6
Costs incurred in 2012 (d)	2.5	6.9	2.2	11.6
Reserves reversed (b)	(1.6)	—	(0.6)	(2.2)
Payments	(14.0)	(8.2)	(3.8)	(26.0)
Currency translation	(0.5)	—	—	(0.5)

Balance At December 31, 2012	4.2	5.9	0.4	10.5
Costs incurred in 2013	0.5	4.3	0.1	4.9
Payments	(3.7)	(3.7)	(0.2)	(7.6)
Currency translation	—	—	—	—

Balance At December 31, 2013	$1.0	$6.5	$0.3	$7.8

2012 Restructuring Plans
Costs incurred in 2012 (d)	$43.8	$6.4	$7.0	$57.2
Payments	(28.8)	(4.1)	(4.6)	(37.5)
Currency translation	0.8	0.1	—	0.9

Balance At December 31, 2012	15.8	2.4	2.4	20.6
Costs incurred in 2013	8.9	2.8	3.0	14.7
Reserves reversed (b)	(2.6)	(0.1)	(0.3)	(3.0)
Payments	(16.6)	(3.6)	(5.1)	(25.3)
Currency translation	0.1	—	—	0.1

Balance At December 31, 2013	$5.6	$1.5	$—	$7.1

2013 Restructuring Plans
Costs incurred in 2013	$48.3	$3.2	$9.9	$61.4
Payments	(26.7)	(1.8)	(7.7)	(36.2)
Currency translation	0.4	—	—	0.4

Balance At December 31, 2013	$22.0	$1.4	$2.2	$25.6

(a)
Other includes cash compensation from monetizing equity awards held by Dionex employees at the date of acquisition and employee retention costs which are accrued ratably over the period through which employees must work to qualify for a payment.

(b)	Represents reductions in cost of plans.
(c)	Excludes an aggregate of $15 million of non-cash charges, net, which are detailed by segment above.
(d)	Excludes an aggregate of $15 million of non-cash charges, net, which are detailed by segment above.

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

Operating results of the laboratory workstations business were as follows:
(In millions)	2012	2011

Revenues	$147.1	$179.6
Pre-tax Income (Loss)	(30.0)	(6.2)

In 2013, the company recorded an after-tax charge of $4.2 million for the estimated cost to raze certain abandoned facilities of the discontinued operations prior to the planned sale of the related land.

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

(In millions)	2011

Revenues	$54.3
Pre-tax Income	9.1

Note 16. Unaudited Quarterly Information
	2013
(In millions except per share amounts)	First (a)	Second (b)	Third (c)	Fourth (d)

Revenues	$3,191.5	$3,240.1	$3,191.8	$3,466.9
Gross Profit	1,336.3	1,363.2	1,347.9	1,481.7
Income from Continuing Operations	340.8	277.6	317.7	343.0
Net Income	336.2	277.4	317.6	342.1
Earnings per Share from Continuing Operations:
Basic	.95	.77	.88	.95
Diluted	.94	.76	.86	.92
Earnings per Share:
Basic	.94	.77	.88	.95
Diluted	.93	.76	.86	.92
Cash Dividend Declared per Common Share	.15	.15	.15	.15

Amounts reflect aggregate restructuring and other items, net, and non-operating items, net, as follows:
(a) Costs of $36.0 million and after-tax loss of $4.6 million related to the company’s discontinued operations.
(b) Costs of $57.2 million and after-tax loss of $0.2 million related to the company’s discontinued operations.
(c) Costs of $36.3 million and after-tax loss of $0.1 million related to the company’s discontinued operations.
(d) Costs of $50.3 million and after-tax loss of $0.9 million related to the company’s discontinued operations.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In millions)	Balance at Beginning of Year	Provision Charged to Expense	Accounts Recovered	Accounts Written Off	Other (a)	Balance at End of Year

Allowance for Doubtful Accounts

Year Ended December 31, 2013	$55.5	$6.8	$0.2	$(8.4)	$—	$54.1

Year Ended December 31, 2012	$65.8	$0.7	$0.3	$(4.6)	$(6.7)	$55.5

Year Ended December 31, 2011	$39.2	$11.2	$0.2	$(5.7)	$20.9	$65.8

(In millions)		Balance at Beginning of Year	Provision Charged to Expense (c)	Activity Charged to Reserve	Other (d)	Balance at End of Year

Accrued Restructuring Costs (b)

Year Ended December 31, 2013		$31.1	$78.0	$(69.1)	$0.5	$40.5

Year Ended December 31, 2012		$27.6	$66.6	$(63.5)	$0.4	$31.1

Year Ended December 31, 2011		$16.0	$81.0	$(69.0)	$(0.4)	$27.6

(a)	Includes allowance of businesses acquired and sold during the year as described in Note 2 and the effect of currency translation.
(b)	The nature of activity in this account is described in Note 14.
(c)	Excludes $15 million and $15 million, respectively, of non-cash expense, net, in 2012 and 2011, as described in Note 14.
(d)	Represents the effects of currency translation.

Financial Statement Index