Form 10-Q
period 2014-03-29
THERMO FISHER SCIENTIFIC INC.
filed 2014-05-02
CIK 97745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________________________________________

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended March 29, 2014

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-8002

THERMO FISHER SCIENTIFIC INC.
(Exact name of Registrant as specified in its charter)

Delaware	04-2209186
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

81 Wyman Street
Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at March 29, 2014
Common Stock, $1.00 par value	398,938,297

THERMO FISHER SCIENTIFIC INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 29, 2014

THERMO FISHER SCIENTIFIC INC.

PART I          FINANCIAL INFORMATION

Item 1.           Financial Statements

CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 29,	December 31,
(In millions)	2014	2013

Assets
Current Assets:
Cash and cash equivalents	$1,497.2	$5,826.0
Short-term investments, at quoted market value (cost of $25.7 and $4.6)	25.5	4.5
Accounts receivable, less allowances of $84.5 and $54.1	2,695.5	1,942.3
Inventories	2,060.5	1,494.5
Deferred tax assets	230.1	192.5
Other current assets	797.3	420.9

Total current assets	7,306.1	9,880.7

Property, Plant and Equipment, at Cost, Net	2,488.7	1,767.4

Acquisition-related Intangible Assets, Net	15,976.4	7,071.3

Other Assets	833.0	640.7

Goodwill	19,529.5	12,503.3

Total Assets	$46,133.7	$31,863.4

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED BALANCE SHEET (Continued)
(Unaudited)

	March 29,	December 31,
(In millions except share amounts)	2014	2013

Liabilities and Shareholders' Equity
Current Liabilities:
Short-term obligations and current maturities of long-term obligations	$2,165.7	$987.7
Accounts payable	828.8	691.5
Accrued payroll and employee benefits	518.5	432.0
Accrued income taxes	401.9	—
Deferred revenue	336.6	198.9
Other accrued expenses	1,140.0	815.9

Total current liabilities	5,391.5	3,126.0

Deferred Income Taxes	3,985.6	1,609.9

Other Long-term Liabilities	1,129.1	771.8

Long-term Obligations	15,196.9	9,499.6

Shareholders' Equity:
Preferred stock, $100 par value, 50,000 shares authorized; none issued
Common stock, $1 par value, 1,200,000,000 shares authorized; 406,820,005 and
369,598,265 shares issued	406.8	369.6
Capital in excess of par value	11,292.9	8,222.6
Retained earnings	9,236.3	8,753.3
Treasury stock at cost, 7,881,708 and 7,636,887 shares	(442.6)	(412.2)
Accumulated other comprehensive items	(62.8)	(77.2)

Total shareholders' equity	20,430.6	16,856.1

Total Liabilities and Shareholders' Equity	$46,133.7	$31,863.4

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended
	March 29,	March 30,
(In millions except per share amounts)	2014	2013

Revenues
Product revenues	$3,375.4	$2,723.5
Service revenues	528.1	468.0

Total revenues	3,903.5	3,191.5

Costs and Operating Expenses:
Cost of product revenues	1,933.3	1,533.1
Cost of service revenues	350.2	322.1
Selling, general and administrative expenses	1,177.0	829.5
Research and development expenses	149.7	98.2
Restructuring and other costs (income), net	(582.2)	21.5

Total costs and operating expenses	3,028.0	2,804.4

Operating Income	875.5	387.1
Other Expense, Net	(101.1)	(44.2)

Income from Continuing Operations Before Income Taxes	774.4	342.9
Provision for Income Taxes	(231.3)	(2.1)

Income from Continuing Operations	543.1	340.8
Loss from Discontinued Operations (net of income tax benefit of $0.2)	—	(0.4)
Loss on Disposal of Discontinued Operations, Net (net of income tax benefit of $2.8)	—	(4.2)

Net Income	$543.1	$336.2

Earnings per Share from Continuing Operations
Basic	$1.38	$.95
Diluted	$1.36	$.94

Earnings per Share
Basic	$1.38	$.94
Diluted	$1.36	$.93

Weighted Average Shares
Basic	393.3	358.1
Diluted	398.4	361.7

Cash Dividends Declared per Common Share	$.15	$.15

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 29,	March 30,
(In millions)	2014	2013

Comprehensive Income
Net Income	$543.1	$336.2

Other Comprehensive Items:
Currency translation adjustment	14.3	(179.3)
Unrealized gains on available-for-sale investments:
Unrealized holding gains arising during the period (net of tax provision of $0.4)	—	1.2
Reclassification adjustment for gains included in net income (net of tax provision of $2.5)	—	(8.0)
Unrealized gains and losses on hedging instruments:
Reclassification adjustment for losses included in net income (net of tax benefit of $0.4 and $0.5)	0.7	0.8
Pension and other postretirement benefit liability adjustment:
Pension and other postretirement benefit liability adjustments arising during the period (net of tax (benefit) provision of ($0.6) and $1.6)	(1.9)	4.5
Amortization of net loss and prior service benefit included in net periodic pension cost (net of tax benefit of $0.6 and $0.9)	1.3	1.9

Total other comprehensive items	14.4	(178.9)

Comprehensive Income	$557.5	$157.3

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 29,	March 30,
(In millions)	2014	2013

Operating Activities
Net income	$543.1	$336.2
Loss from discontinued operations	—	0.4
Loss on disposal of discontinued operations	—	4.2

Income from continuing operations	543.1	340.8

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	365.6	251.0
Change in deferred income taxes	(207.0)	(16.0)
Gains on sale of businesses	(758.5)	—
Non-cash stock-based compensation	25.2	20.4
Tax benefits from stock-based compensation awards	(48.4)	(16.2)
Non-cash charges for sale of inventories revalued at the date of acquisition	147.6	11.9
Other non-cash expenses (income), net	16.5	(1.2)
Changes in assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	(192.6)	(130.8)
Inventories	(32.1)	(67.9)
Other assets	4.2	(27.2)
Accounts payable	(9.8)	42.5
Other liabilities	267.2	(88.6)
Contributions to retirement plans	(18.8)	(19.6)

Net cash provided by continuing operations	102.2	299.1
Net cash used in discontinued operations	(1.0)	(0.8)

Net cash provided by operating activities	101.2	298.3

Investing Activities
Acquisitions, net of cash acquired	(13,056.3)	(3.8)
Purchase of property, plant and equipment	(104.7)	(66.0)
Proceeds from sale of property, plant and equipment	3.4	3.0
Proceeds from sale of investments	33.0	—
Proceeds from sale of businesses, net of cash divested	1,056.6	—
Other investing activities, net	0.1	(0.4)

Net cash used in investing activities	$(12,067.9)	$(67.2)

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(Unaudited)

	Three Months Ended
	March 29,	March 30,
(In millions)	2014	2013

Financing Activities
Net proceeds from issuance of long-term debt	$4,999.8	$—
Increase in commercial paper, net	208.1	—
Repayment of long-term obligations	(600.9)	(0.5)
Increase (decrease) in short-term notes payable	5.1	(1.5)
Purchases of company common stock	—	(89.8)
Dividends paid	(54.9)	(54.0)
Net proceeds from issuance of company common stock	2,942.0	—
Net proceeds from issuance of company common stock under employee stock plans	87.5	101.8
Tax benefits from stock-based compensation awards	48.4	16.2

Net cash provided by (used in) financing activities	7,635.1	(27.8)

Exchange Rate Effect on Cash	2.8	(50.4)

(Decrease) Increase in Cash and Cash Equivalents	(4,328.8)	152.9
Cash and Cash Equivalents at Beginning of Period	5,826.0	805.6

Cash and Cash Equivalents at End of Period	$1,497.2	$958.5

See Note 13 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders'
(In millions)	Shares	Amount	Par Value	Earnings	Shares	Amount	Items	Equity

Balance at December 31, 2012	413.5	$413.5	$10,501.1	$7,697.3	56.0	$(2,996.8)	$(150.4)	$15,464.7

Issuance of shares under employees' and directors' stock plans	3.0	3.0	102.7	—	0.3	(18.9)	—	86.8
Stock-based compensation	—	—	20.4	—	—	—	—	20.4
Tax benefit related to employees' and directors' stock plans	—	—	14.1	—	—	—	—	14.1
Purchases of company common stock	—	—	—	—	1.3	(89.8)	—	(89.8)
Dividends declared	—	—	—	(54.0)	—	—	—	(54.0)
Net income	—	—	—	336.2	—	—	—	336.2
Other comprehensive items	—	—	—	—	—	—	(178.9)	(178.9)

Balance at March 30, 2013	416.5	$416.5	$10,638.3	$7,979.5	57.6	$(3,105.5)	$(329.3)	$15,599.5

Balance at December 31, 2013	369.6	$369.6	$8,222.6	$8,753.3	7.6	$(412.2)	$(77.2)	$16,856.1
Issuance of shares under employees' and directors' stock plans	2.3	2.3	89.5	—	0.3	(30.4)	—	61.4
Issuance of shares	34.9	34.9	2,907.4	—	—	—	—	2,942.3
Stock-based compensation	—	—	25.2	—	—	—	—	25.2
Tax benefit related to employees' and directors' stock plans	—	—	48.2	—	—	—	—	48.2
Dividends declared	—	—	—	(60.1)	—	—	—	(60.1)
Net income	—	—	—	543.1	—	—	—	543.1
Other comprehensive items	—	—	—	—	—	—	14.4	14.4

Balance at March 29, 2014	406.8	$406.8	$11,292.9	$9,236.3	7.9	$(442.6)	$(62.8)	$20,430.6

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations
Thermo Fisher Scientific Inc. (the company or Thermo Fisher) enables customers to make the world healthier, cleaner and safer by providing analytical instruments, equipment, reagents and consumables, software and services for research, manufacturing, analysis, discovery and diagnostics. Markets served include pharmaceutical and biotech companies, hospitals and clinical diagnostic labs, universities, research institutions and government agencies, as well as environmental and industrial process control settings. On February 3, 2014, the company acquired Life Technologies Corporation (Note 2).

Interim Financial Statements
The interim consolidated financial statements presented herein have been prepared by the company, are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at March 29, 2014, the results of operations for the three-month periods ended March 29, 2014, and March 30, 2013, and the cash flows for the three-month periods ended March 29, 2014, and March 30, 2013. Interim results are not necessarily indicative of results for a full year.

The consolidated balance sheet presented as of December 31, 2013, has been derived from the audited consolidated financial statements as of that date. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain all information that is included in the annual financial statements and notes of the company. The consolidated financial statements and notes included in this report should be read in conjunction with the 2013 financial statements and notes included in the company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 27, 2014.

Note 1 to the consolidated financial statements for 2013 describes the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no material changes in the company’s significant accounting policies during the three months ended March 29, 2014.

Presentation
Certain reclassifications of prior year amounts have been made to conform to the current year presentation.
Warranty Obligations
Product warranties are included in other accrued expenses in the accompanying balance sheet. The changes in the carrying amount of warranty obligations are as follows:
	Three Months Ended
	March 29,	March 30,
(In millions)	2014	2013

Beginning Balance	$49.8	$48.7
Provision charged to income	19.0	17.8
Usage	(18.4)	(18.9)
Acquisitions	7.2	—
Adjustments to previously provided warranties, net	0.6	0.2
Other, net	(0.4)	(0.7)

Ending Balance	$57.8	$47.1

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Inventories
The components of inventories are as follows:
	March 29,	December 31,
(In millions)	2014	2013

Raw Materials	$452.1	$347.4
Work in Process	218.6	157.7
Finished Goods	1,389.8	989.4

Inventories	$2,060.5	$1,494.5

Property, Plant and Equipment
Property, plant and equipment consists of the following:
	March 29,	December 31,
(In millions)	2014	2013

Land	$294.6	$212.2
Buildings and Improvements	1,012.9	821.0
Machinery, Equipment and Leasehold Improvements	2,528.1	2,047.9

Property, Plant and Equipment, at Cost	3,835.6	3,081.1
Less: Accumulated Depreciation and Amortization	1,346.9	1,313.7

Property, Plant and Equipment, at Cost, Net	$2,488.7	$1,767.4

Acquisition-related Intangible Assets
Acquisition-related intangible assets are as follows:
	March 29, 2014			December 31, 2013
		Accumulated			Accumulated
(In millions)	Gross	Amortization	Net	Gross	Amortization	Net

Definite Lived	$18,730.6	$(4,598.4)	$14,132.2	$10,121.8	$(4,388.2)	$5,733.6
Indefinite Lived	1,844.2	—	1,844.2	1,337.7	—	1,337.7

Acquisition-related Intangible Assets	$20,574.8	$(4,598.4)	$15,976.4	$11,459.5	$(4,388.2)	$7,071.3

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In addition, significant estimates were made in estimating future cash flows to assess potential impairment of assets and in determining the fair value of acquired intangible assets (Note 2) and the ultimate loss from abandoning leases at facilities being exited (Note 14). Actual results could differ from those estimates.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Recent Accounting Pronouncements
         In April 2014, the FASB issued new guidance on reporting discontinued operations and disclosures of disposals. Under the new guidance, only disposals representing a strategic shift in operations will be presented as discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of the company that does not qualify for discontinued operations reporting. This guidance is effective for the company in 2015. Adoption of this standard is not expected to have a material impact on the company’s consolidated financial position, results of operations or cash flows.

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

2014
On February 3, 2014, the Life Sciences Solutions segment completed the acquisition of Life Technologies Corporation for a total purchase price of $15.30 billion, net of cash acquired, including the assumption of $2.28 billion of debt. The company issued debt and common stock in late 2013 and early 2014 to partially fund the acquisition (Notes 9 and 11). Life Technologies provides innovative products and services to customers conducting scientific research and genetic analysis, as well as those in applied markets, such as forensics and food safety testing. The acquisition of Life Technologies extends customer reach and broadens the company’s offerings in biosciences; genetic, medical and applied sciences; and bioproduction. Life Technologies’ revenues totaled $3.87 billion in 2013. The purchase price exceeded the fair value of the identifiable net assets and, accordingly, $7.14 billion was allocated to goodwill, substantially none of which is tax deductible.

In addition, in 2014, the Life Sciences Solutions segment acquired an animal health diagnostics company for $32 million.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The components of the purchase price and net assets acquired for 2014 acquisitions are as follows:

(In millions)	Life Technologies	Other	Total

Purchase Price
Cash paid	$13,487.3	$41.6	$13,528.9
Debt assumed	2,279.7	—	2,279.7
Cash acquired	(463.0)	(9.6)	(472.6)

	$15,304.0	$32.0	$15,336.0

Net Assets Acquired
Current assets	$1,766.5	$16.0	$1,782.5
Property, plant and equipment	753.5	1.2	754.7
Definite-lived intangible assets:
Customer relationships	5,864.0	5.7	5,869.7
Product technology	2,624.6	5.7	2,630.3
Tradenames and other	240.6	—	240.6
Indefinite-lived intangible assets:
Tradenames	448.2	—	448.2
In-process research and development	58.4	—	58.4
Goodwill	7,140.9	13.8	7,154.7
Other assets	228.4	—	228.4
Liabilities assumed	(3,821.1)	(10.4)	(3,831.5)

	$15,304.0	$32.0	$15,336.0

    The weighted-average amortization periods for intangible assets acquired in 2014 are 16 years for customer relationships, 11 years for product technology and 9 years for definite-lived tradenames and other. The weighted average amortization period for all definite-lived intangible assets acquired in 2014 is 14 years.

Unaudited Pro Forma Information
The company acquired Life Technologies in February 2014. Had the acquisition of Life Technologies been completed as of the beginning of 2013, the company’s pro forma results for 2014 and 2013 would have been as follows:

	Three Months Ended
	March 29,	March 30,
(In millions except per share amounts)	2014	2013

Revenues	$4,176.4	$4,115.0

Income from Continuing Operations	$730.5	$13.3

Net Income	$730.5	$8.7

Earnings per Share from Continuing Operations:
Basic	$1.84	$0.03
Diluted	$1.82	$0.03

Earnings per Share:
Basic	$1.84	$0.02
Diluted	$1.82	$0.02

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

    Pro forma results include non-recurring pro forma adjustments that were directly attributable to the business combination, as follows:

•
Pre tax charge to selling, general and administrative expenses of $197.2 million in the three months ended March 30, 2013, for acquisition-related transaction costs incurred by the company and Life Technologies;

•	Pre tax charge to cost of revenues of $246.0 million in the three months ended March 30, 2013, for the sale of Life Technologies inventories revalued at the date of acquisition;

•	Pre tax charge of $91.7 million in the three months ended March 30, 2013, for monetizing equity awards held by Life Technologies’ employees at the date of acquisition;

•	Pre tax charge of $37.6 million in the three months ended March 30, 2013, to conform the accounting policies of Life Technologies with the company's accounting policies; and

•
Pre tax reduction of revenues of $2.5 million and $11.6 million in the three months ended March 29, 2014 and March 30, 2013, respectively, for revaluing Life Technologies’ deferred revenue obligations to fair value.

These pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the date indicated or that may result in the future.

The company’s results would not have been materially different from its pro forma results had the company’s other 2014 acquisition occurred at the beginning of 2013.

Dispositions

On March 21, 2014, the company sold its sera and media, gene modulation and magnetic beads businesses to GE Healthcare for $1.05 billion, net of cash divested, subject to a post-closing adjustment. The sale of these businesses resulted in a pre-tax gain of approximately $757 million, included in restructuring and other costs (income), net. The businesses fell principally in the Life Sciences Solutions segment. Divestiture of these businesses was a condition to obtaining antitrust approval for the Life Technologies acquisition. Revenues and operating income of the businesses sold were approximately $250 million and $64 million, respectively, for the year ended December 31, 2013 and $61 million and $12 million, respectively, in 2014 through the date of sale.

    The assets and liabilities of the businesses sold were as follows at December 31, 2013:

December 31,
(In millions)	2013

Current Assets	$74.3
Long-term Assets	229.3
Current Liabilities	6.4
Long-term Liabilities	22.0

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3.           Business Segment and Geographical Information

With the completion of the Life Technologies acquisition, the company established a new reporting segment, called Life Sciences Solutions. Effective January 1, 2014, the company’s financial performance is reported in four segments reflecting the following changes:

•	The new Life Sciences Solutions segment consists of the majority of the former Life Technologies businesses and Thermo Fisher biosciences businesses.

•	Thermo Fisher’s global chemicals business has moved from the biosciences business in the Analytical Technologies segment to the Laboratory Products and Services segment.

•	Thermo Fisher’s Analytical Technologies segment has been renamed the Analytical Instruments segment to reflect the transfer of the biosciences businesses to other segments, as mentioned above.

•	Two small specialty diagnostics businesses within Life Technologies have become part of the Specialty Diagnostics segment.

Prior period segment information has been reclassified to reflect these transfers. As Life Technologies was acquired on February 3, 2014, its results are not included in the company’s results prior to that date. A description of each segment follows.

Life Sciences Solutions: provides a portfolio of reagents, instruments and consumables used in biological and medical research, discovery and production of new drugs and vaccines as well as diagnosis of disease. These products and services are used by customers in life science research, drug discovery and diagnostics markets.

Analytical Instruments: provides a broad offering of instruments, consumables, software and services that are used for a range of applications in the laboratory, on the production line and in the field. These products and services are used by customers in pharmaceutical, biotechnology, academic, government, environmental and other research and industrial markets, as well as the clinical laboratory.

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

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Business Segment Information

	Three Months Ended
	March 29,	March 30,
(In millions)	2014	2013

Revenues
Life Sciences Solutions	$835.5	$172.6
Analytical Instruments	769.9	740.1
Specialty Diagnostics	813.7	805.6
Laboratory Products and Services	1,590.5	1,556.3
Eliminations	(106.1)	(83.1)

Consolidated revenues	3,903.5	3,191.5

Segment Income
Life Sciences Solutions (a)	244.6	41.0
Analytical Instruments (a)	130.9	120.5
Specialty Diagnostics (a)	221.0	222.9
Laboratory Products and Services (a)	234.0	230.7

Subtotal reportable segments (a)	830.5	615.1

Cost of revenues charges	(168.5)	(13.2)
Selling, general and administrative charges, net	(82.8)	(1.3)
Restructuring and other income (costs), net	582.2	(21.5)
Amortization of acquisition-related intangible assets	(285.9)	(192.0)

Consolidated operating income	875.5	387.1
Other expense, net (b)	(101.1)	(44.2)

Income from continuing operations before income taxes	$774.4	$342.9

Depreciation
Life Sciences Solutions	$24.0	$4.1
Analytical Instruments	10.4	10.2
Specialty Diagnostics	18.8	18.5
Laboratory Products and Services	26.5	26.2

Consolidated depreciation	$79.7	$59.0

(a)
Represents operating income before certain charges to cost of revenues and selling, general and administrative expenses; restructuring and other costs, net; and amortization of acquisition-related intangibles.

(b)	The company does not allocate other expense, net to its segments.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4. Other Expense, Net
The components of other expense, net, in the accompanying statement of income are as follows:
	Three Months Ended
	March 29,	March 30,
(In millions)	2014	2013

Interest Income	$11.9	$7.2
Interest Expense	(117.8)	(64.4)
Other Items, Net	4.8	13.0

Other Expense, Net	$(101.1)	$(44.2)

Other Items, Net
In 2014, other items, net includes a $4 million gain from the sale of an equity investment. In 2013, the company irrevocably contributed appreciated available-for-sale investments that had a fair value of $27 million to two of its U.K. defined benefit plans, resulting in realization of a previously unrecognized gain of $11 million.

Note 5. Stock-based Compensation Expense
The components of stock-based compensation expense are as follows:

	Three Months Ended
	March 29,	March 30,
(In millions)	2014	2013

Stock Option Awards	$10.7	$9.6
Restricted Unit Awards	14.5	10.8

Total Stock-based Compensation Expense	$25.2	$20.4

    As of March 29, 2014, there was $117 million of total unrecognized compensation cost related to unvested stock options granted. The cost is expected to be recognized through 2018 with a weighted average amortization period of 2.9 years.

    As of March 29, 2014, there was $159 million of total unrecognized compensation cost related to unvested restricted stock unit awards. The cost is expected to be recognized through 2017 with a weighted average amortization period of 2.7 years.

    During the first three months of 2014, the company made equity compensation grants to employees consisting of 0.9 million service- and performance-based restricted stock units and options to purchase 2.4 million shares.

Certain pre-acquisition equity awards of Life Technologies were converted to rights to receive future cash payments over the remaining vesting period. In addition to stock-based compensation, which is included in the above table, in the first three months of 2014, the company recorded expense for cash-in-lieu of equity of $7.1 million related to these arrangements.

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

Net periodic benefit costs for the company’s defined benefit pension plans include the following components:
	Three Months Ended
	March 29,	March 30,
(In millions)	2014	2013

Service Cost - Benefits Earned	$4.6	$3.6
Interest Cost on Benefit Obligation	20.1	12.0
Expected Return on Plan Assets	(21.1)	(13.2)
Amortization of Net Loss	1.9	2.8
Amortization of Prior Service Benefit	—	(0.1)
Special Termination Benefits	—	0.1

Net Periodic Benefit Cost	$5.5	$5.2

Note 7. Income Taxes

    The provision for income taxes in the accompanying statement of income differs from the provision calculated by applying the statutory federal income tax rate of 35% to income from continuing operations before provision for income taxes due to the following:

	Three Months Ended
	March 29,	March 30,
(In millions)	2014	2013

Provision for Income Taxes at Statutory Rate	$271.0	$120.0

Increases (Decreases) Resulting From:
Foreign rate differential	(6.1)	(61.3)
Impact of change in tax laws and apportionment on deferred taxes	(20.5)	(0.5)
Foreign and research and development tax credits	—	(52.9)
Manufacturing deduction	—	(7.1)
State income taxes, net of federal tax	23.3	(1.0)
Nondeductible expenses	—	1.8
Provision (reversal) of tax reserves, net	25.3	—
Basis difference on disposal of businesses	(61.9)	—
Other, net	0.2	3.1

	$231.3	$2.1

    The company’s unrecognized tax benefits increased to $259.8 million at March 29, 2014, from $134.2 million at December 31, 2013. Of the total increase, $100.3 million resulted from the acquisition of Life Technologies and $25.3 million resulted from the provision of tax reserves, primarily related to divested businesses.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 8. Earnings per Share
	Three Months Ended
	March 29,	March 30,
(In millions except per share amounts)	2014	2013

Income from Continuing Operations	$543.1	$340.8
Loss from Discontinued Operations	—	(0.4)
Loss on Disposal of Discontinued Operations, Net	—	(4.2)

Net Income	$543.1	$336.2

Basic Weighted Average Shares	393.3	358.1
Plus Effect of:
Equity forward arrangement	0.7	—
Stock options and restricted units	4.4	3.6

Diluted Weighted Average Shares	398.4	361.7

Basic Earnings per Share:
Continuing operations	$1.38	$.95
Discontinued operations	—	(.01)

	$1.38	$.94

Diluted Earnings per Share:
Continuing operations	$1.36	$.94
Discontinued operations	—	(.01)

	$1.36	$.93

    Options to purchase 2.4 million and 1.9 million shares of common stock were not included in the computation of diluted earnings per share for the first three months of 2014 and 2013, respectively, because their effect would have been antidilutive.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 9. Debt and Other Financing Arrangements
	Effective
	Interest Rate at	March 29,	December 31,
(Dollars in millions)	March 29, 2014	2014	2013

Commercial Paper	0.54%	$458.6	$250.0
Term Loan	1.62%	4,700.0	—
2.05% Senior Notes, Due 2014		—	300.0
3.25% Senior Notes, Due 2014	1.53%	400.0	400.0
4.40% Senior Notes, Due 2015	0.74%	500.0	—
3.20% Senior Notes, Due 2015	1.56%	450.0	450.0
5.00% Senior Notes, Due 2015	5.13%	250.0	250.0
3.50% Senior Notes, Due 2016	1.05%	400.0	—
3.20% Senior Notes, Due 2016	3.21%	900.0	900.0
2.25% Senior Notes, Due 2016	2.29%	1,000.0	1,000.0
1.30% Senior Notes, Due 2017	1.04%	900.0	900.0
1.85% Senior Notes, Due 2018	1.85%	500.0	500.0
2.40% Senior Notes, Due 2019	2.44%	900.0	900.0
6.00% Senior Notes, Due 2020	2.98%	750.0	—
4.70% Senior Notes, Due 2020	4.70%	300.0	300.0
5.00% Senior Notes, Due 2021	3.25%	400.0	—
4.50% Senior Notes, Due 2021	4.58%	1,000.0	1,000.0
3.60% Senior Notes, Due 2021	4.29%	1,100.0	1,100.0
3.15% Senior Notes, Due 2023	3.21%	800.0	800.0
4.15% Senior Notes, Due 2024	4.07%	1,000.0	1,000.0
5.30% Senior Notes, Due 2044	5.30%	400.0	400.0
Other		64.7	41.9

Total Borrowings at Par Value		17,173.3	10,491.9
Fair Value Hedge Accounting Adjustments		7.4	12.9
Unamortized Premium (Discount), Net		181.9	(17.5)

Total Borrowings at Carrying Value		17,362.6	10,487.3
Less: Short-term Obligations and Current Maturities		2,165.7	987.7

Long-term Obligations		$15,196.9	$9,499.6

    The effective interest rates for the fixed-rate debt include the stated interest on the notes, the accretion of any discount or amortization of any premium and, if applicable, adjustments related to hedging.

See Note 12 for fair value information pertaining to the company’s long-term obligations.
Credit Facilities
The company has a revolving credit facility with a bank group that provides for up to $1.50 billion of unsecured multi-currency revolving credit. The facility expires in July 2018. The agreement calls for interest at either a LIBOR-based rate or a rate based on the prime lending rate of the agent bank, at the company’s option. The agreement contains affirmative, negative and financial covenants, and events of default customary for financings of this type. The financial covenant requires the company to maintain a Consolidated Leverage Ratio of debt to EBITDA (as defined in the agreement) below 5.5 to 1.0 until August 2014 and decreasing, based on the passage of time, to 3.5 to 1.0, by August 2015 and an Interest Coverage Ratio of EBITDA (as defined in the agreement) to interest expense of 3.0 to 1.0. The credit agreement permits the company to use the facility for working capital; acquisitions; repurchases of common stock, debentures and other securities; the refinancing of debt; and general corporate purposes. The credit agreement allows for the issuance of letters of credit, which reduces the amount available for borrowing. If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of March 29, 2014, no borrowings were outstanding under the facility, although available capacity was reduced by approximately $53 million as a result of outstanding letters of credit.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Commercial Paper Program
The company has a U.S. commercial paper program pursuant to which it may issue and sell unsecured, short-term promissory notes (CP Notes). Maturities may not exceed 397 days from the date of issue and the CP Notes rank pari passu with all of the company’s other unsecured and unsubordinated indebtedness. CP Notes are issued on a private placement basis under customary terms in the commercial paper market and are not redeemable prior to maturity nor subject to voluntary prepayment. CP Notes are issued at a discount from par, or, alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. As of March 29, 2014, outstanding borrowings under this program were $459 million, with a weighted average remaining period to maturity of 45 days. The weighted average interest rate on the outstanding CP Notes as of March 29, 2014 was 0.54%.

Term Loan
In connection with the acquisition of Life Technologies, the company entered into a 3-year unsecured term loan agreement. The term loan agreement calls for interest at either a LIBOR-based rate or a rate based on the prime lending rate of the agent bank, at the company’s option. The term loan agreement contains affirmative, negative and financial covenants, and events of default customary for financings of this type. The financial covenants require the company to maintain a Consolidated Leverage Ratio of debt to EBITDA (as defined in the agreements) below 5.5 to 1.0 until August 2014 and decreasing, based on the passage of time, to 3.5 to 1.0, by August 2015. The company must also maintain a minimum interest coverage ratio of 3.0 to 1.0. As of March 29, 2014, outstanding borrowings under the term loan agreement were $4.70 billion. The company must make minimum periodic payments totaling $500 million, $1.00 billion and $1.00 billion in 2014, 2015 and 2016, respectively. The remaining balance is due in February 2017. Borrowings may be prepaid without penalty.

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

The 4.40% Senior Notes due 2015, 3.50% Senior Notes due 2016, 6.00% Senior Notes due 2020 and 5.00% Senior Notes due 2021 were assumed by the company in connection with the Life Technologies acquisition. The fair value of these senior notes on the date of acquisition exceeded the par value by $207 million which was recorded as part of the carrying value of the underlying debt and will be amortized as a reduction of interest expense over the remaining terms of the respective debt instruments. This adjustment does not affect cash interest payments.

Interest Rate Swap Arrangements
In 2013, upon the issuance of $900 million principal amount of 1.30% Senior Notes due 2017, the company entered into LIBOR-based interest rate swap arrangements with various banks. The aggregate amount of the swaps is equal to the principal amount of the 1.30% Notes and the payment dates of the swaps coincide with the payment dates of the 1.30% Notes. The swap contracts provide for the company to pay a variable interest rate of one-month LIBOR plus a spread of 0.6616% (0.8161% at March 29, 2014) and to receive a fixed rate of 1.30%. The variable interest rate resets monthly. The swaps have been accounted for as a fair value hedge of the 1.30% Notes. See Note 12 for additional information.

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

    On February 3, 2014, the company acquired Life Technologies. Life Technologies and its subsidiaries are party to several lawsuits in which plaintiffs claim infringement of their intellectual property, including the following:

On June 6, 2004, Enzo Biochem, Enzo Life Sciences and Yale University filed a complaint against Life Technologies in United States District Court for the District of Connecticut. The plaintiffs allege patent infringement by Applera’s labeled DNA terminator products used in DNA sequencing and fragment analysis. The plaintiff sought damages for alleged willful infringement, attorneys’ fees, costs, prejudgment interest, and injunctive relief. In November 2012, the jury awarded damages of $48.5 million. Prejudgment interest of $12.4 million was also granted. The $60.9 million judgment and interest was accrued by Life Technologies and the liability was assumed by the company as of the date of the acquisition. The case is currently on appeal to the United States Court of Appeal for the Federal Circuit.

On January 30, 2012, Enzo Life Sciences filed a complaint against Life Technologies in United States District Court for the District of Delaware. The plaintiff alleges patent infringement by Life Technologies’ Taqman probes and assays, Dynabead oligo-dT beads, NCode oligonucleotide array products, Ion Torrent beads and chips and SOLiD beads and chips. The plaintiff seeks damages for alleged willful infringement, attorneys’ fees, costs, prejudgment interest and injunctive relief.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On May 26, 2010, Promega Corp. & Max-Planck-Gesellschaft Zur Forderung Der Wissenschaften EV filed a complaint against Life Technologies in the United States District Court for the Western District of Wisconsin. The plaintiffs allege patent infringement by sales and uses of Applied Biosystems’ short tandem repeat DNA identification products outside the scope of a 2006 license agreement. The plaintiff sought damages for alleged willful infringement, attorneys’ fees, costs, prejudgment interest, and injunctive relief. Although a jury initially found willful infringement and assessed damages at $52 million, the District Court subsequently overturned the verdict on the grounds that the plaintiff had failed to prove infringement. The District Court entered judgment in favor of Life Technologies, and the case is currently on appeal to the United States Court of Appeals for the Federal Circuit. The $52 million award was accrued by Life Technologies and the liability was assumed by the company as of the date of the acquisition.

On September 29, 2009, Life Technologies filed a complaint against Illumina, Inc. and Solexa, Inc. in the United States District Court for the District of Delaware alleging infringement of patents relating to clonal amplification of nucleic acids by Illumina’s next generation Genome Analyzer, HiSeq, and MiSeq DNA sequencing systems. Illumina asserted counterclaims in that case alleging infringement of patents relating to optical tracking, generating linked pairs of nucleic acid segments, and genome-wide variation analysis by Life Technologies’ next generation SOLiD sequencing system and Ion Torrent’s semiconductor sequencing system. On April 6, 2011, the case was transferred to the United States District Court for the Southern District of California. Life Technologies seeks damages for alleged willful infringement, attorneys’ fees, costs, pre- and post-judgment interest, and injunctive relief. On its counterclaims, Illumina seeks damages for alleged infringement, attorneys’ fees, costs, pre- and post-judgment interest, and injunctive relief.

On December 27, 2011, Illumina Inc. filed a complaint against Life Technologies in the United States District Court for the Southern District of California alleging infringement of a patent relating to methods for making bead arrays by Ion Torrent’s semiconductor sequencing systems. Plaintiff seeks damages for alleged willful infringement, attorneys’ fees, costs, pre- and post-judgment interest, and injunctive relief.

On April 26, 2012, Esoterix Genetic Laboratories filed a complaint against Life Technologies in the United States District Court for the Middle District of North Carolina alleging infringement of patents relating to detection of subpopulations of cells with mutated sequences and multiplexed DNA amplification by Life Technologies’ OpenArray systems, next generation SOLiD sequencing system, and Ion Torrent semiconductor sequencing systems. Plaintiff seeks damages for alleged willful infringement, attorneys’ fees, costs, prejudgment interest, and injunctive relief.

On October 31, 2012, Esoterix Genetic Laboratories and The Johns Hopkins University filed a complaint against Life Technologies in the United States District Court for the Middle District of North Carolina alleging infringement of patents relating to methods of determining a ratio of genetic sequences in a population of genetic sequences and methods of determining allelic imbalances in a biological sample by Life Technologies’ OpenArray systems, next generation SOLiD sequencing system, and Ion Torrent semiconductor sequencing systems. Plaintiffs seek damages for alleged willful infringement, attorneys’ fees, costs, prejudgment interest, and injunctive relief.

On June 3, 2013, Unisone Strategic IP filed a complaint against Life Technologies in the United States District Court for the Southern District of California alleging patent infringement by Life Technologies’ supply chain management system software, which operates with product “supply centers” installed at customer sites. Plaintiff seeks damages for alleged willful infringement, attorneys’ fees, costs, and injunctive relief.

An unfavorable outcome that differs materially from current reserve estimates for one or more of the matters described above could have a material adverse effect on the company’s results of operations, financial position or cash flows.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 11. Comprehensive Income and Shareholders’ Equity
Comprehensive Income
Comprehensive income combines net income and other comprehensive items. Other comprehensive items represent certain amounts that are reported as components of shareholders’ equity in the accompanying balance sheet.

Changes in each component of accumulated other comprehensive items, net of tax are as follows:
(In millions)	Currency Translation Adjustment	Unrealized Gains (Losses) on Available-for- Sale Investments	Unrealized Gains (Losses) on Hedging Instruments	Pension and Other Postretirement Benefit Liability Adjustment	Total

Balance at December 31, 2013	$112.0	$1.3	$(23.9)	$(166.6)	$(77.2)
Other comprehensive income (loss) before reclassifications	14.3	—	—	(1.9)	12.4
Amounts reclassified from accumulated other comprehensive items	—	—	0.7	1.3	2.0

Net other comprehensive items	14.3	—	0.7	(0.6)	14.4

Balance at March 29, 2014	$126.3	$1.3	$(23.2)	$(167.2)	$(62.8)

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The amounts reclassified out of accumulated other comprehensive items are as follows:
		Three Months Ended
	Affected Line Item in the	March 29,	March 30,
(In millions)	Statement of Income	2014	2013

Amounts Reclassified From Accumulated Other Comprehensive Items
Unrealized gains and losses on available-for-sale investments:
Realized gain on sale or transfer of available-for- sale investments	Other Expense, Net	$—	$(10.5)
Tax provision	Provision for Income Taxes	—	2.5

		—	(8.0)

Unrealized gains and losses on hedging instruments:
Realized loss on interest rate swaps and locks	Other Expense, Net	1.1	1.3
Tax benefit	Provision for Income Taxes	(0.4)	(0.5)

		0.7	0.8

Pension and other postretirement benefit liability adjustment:
Amortization of actuarial losses	Net Periodic Benefit Cost -	1.9	2.9
Amortization of prior service benefit	see Note 6 for details	—	(0.1)

Total before tax		1.9	2.8
Tax benefit	Provision for Income Taxes	(0.6)	(0.9)

		1.3	1.9

Total reclassifications		$2.0	$(5.3)

Equity Forward Agreements
In June 2013, in anticipation of the acquisition of Life Technologies, the company entered into equity forward agreements. The use of the equity forward agreements substantially eliminated future equity market price risk by fixing a common equity offering sales price under the then existing market conditions, while mitigating share dilution from the offering by postponing the actual issuance of common stock until the funds were needed for the Life Technologies acquisition.

Upon settlement of the agreements, in January 2014, the company issued and delivered 29.6 million shares of its common stock at the then applicable forward sale price of $82.5342 per share.
On February 3, 2014, the company issued 5.3 million shares of its common stock at a price of $94.85 per share to settle a private placement subscription agreement that was contingent on the closing of the Life Technologies acquisition.

The equity forward and subscription agreements had no initial fair value as they were entered into at the then market price of the common stock. The company did not receive any proceeds from the sale of common stock until the agreements were settled. Upon settlement, the proceeds were recorded in equity. Prior to their settlement, to the extent that the equity forward agreements were dilutive, they have been reflected in the company’s diluted earnings per share calculations using the treasury stock method. Prior to closing, the subscription agreement was not potentially dilutive to the company’s diluted earnings per share calculations due to its contingent nature.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 12. Fair Value Measurements and Fair Value of Financial Instruments
Fair Value Measurements
The company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during 2014. The company’s financial assets and liabilities carried at fair value are primarily comprised of investments in money market funds; derivative contracts, insurance contracts, mutual funds holding publicly traded securities and other investments in unit trusts held as assets to satisfy outstanding deferred compensation and retirement liabilities; and acquisition-related contingent consideration.

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
The following table presents information about the company’s financial assets and liabilities measured at fair value on a recurring basis as of March 29, 2014:
	March 29,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2014	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents	$766.7	$766.7	$—	$—
Bank time deposits	21.1	21.1	—	—
Investments in mutual funds, unit trusts and other similar instruments	9.9	9.9	—	—
Insurance contracts	83.9	—	83.9	—
Auction rate securities	4.5	—	—	4.5
Derivative contracts	5.7	—	5.7	—

Total Assets	$891.8	$797.7	$89.6	$4.5

Liabilities
Derivative contracts	$12.3	$—	$12.3	$—
Contingent consideration	33.1	—	—	33.1

Total Liabilities	$45.4	$—	$12.3	$33.1

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

The company has the ability and intent to hold the auction rate securities to maturity unless they are redeemed earlier by the issuer. There was no significant activity within the Level 3 auction rate securities during 2014 or 2013. The following table provides a rollforward of the fair value, as determined by Level 3 inputs, of the contingent consideration.

	Three Months Ended
	March 29,	March 30,
(In millions)	2014	2013

Contingent Consideration
Beginning Balance	$5.1	$20.1
Acquisition	29.1	—
Payments	(1.1)	—
Currency translation	—	(0.1)

Ending Balance	$33.1	$20.0

    The notional amounts of derivative contracts outstanding, consisting of currency exchange contracts and interest rate swaps, totaled $3.52 billion and $2.03 billion at March 29, 2014 and December 31, 2013, respectively.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

While certain derivatives are subject to netting arrangements with counterparties, the company does not offset derivative assets and liabilities within the consolidated balance sheet. The following tables present the fair value of derivative instruments in the consolidated balance sheet and statement of income.

	Fair Value – Assets		Fair Value – Liabilities
	March 29,	December 31,	March 29,	December 31,
(In millions)	2014	2013	2014	2013

Derivatives Designated as Hedging Instruments
Interest rate swaps (a)	$—	$—	$6.0	$5.2
Derivatives Not Designated as Hedging Instruments
Currency exchange contracts (b)	5.7	3.8	6.3	1.3

(a) The fair value of the interest rate swaps is included in the consolidated balance sheet under the caption other long-term liabilities.
(b) The fair value of the currency exchange contracts is included in the consolidated balance sheet under the captions other current assets or other accrued expenses.

	Gain Recognized
	Three Months Ended
	March 29,	March 30,
(In millions)	2014	2013

Derivatives Designated as Fair Value Hedges
Interest rate swaps - effective portion	$1.1	$—
Interest rate swaps - ineffective portion	0.7	—
Derivatives Not Designated as Fair Value Hedges
Currency exchange contracts
Included in cost of revenues	$0.8	$1.0
Included in other expense, net	0.7	16.7

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

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Fair Value of Other Financial Instruments
The carrying value and fair value of the company’s notes receivable and debt obligations are as follows:
	March 29, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
(In millions)	Value	Value	Value	Value

Notes Receivable	$7.7	$7.7	$7.6	$7.6

Debt Obligations:
Senior notes	$12,139.3	$12,386.7	$10,195.4	$10,304.8
Term loan	4,700.0	4,700.0	—	—
Commercial paper	458.6	458.6	250.0	250.0
Other	64.7	64.7	41.9	41.9

	$17,362.6	$17,610.0	$10,487.3	$10,596.7

The fair value of debt obligations was determined based on quoted market prices and on borrowing rates available to the company at the respective period ends which represent level 2 measurements.

Note 13. Supplemental Cash Flow Information
	Three Months Ended
	March 29,	March 30,
(In millions)	2014	2013

Non-cash Activities
Fair value of assets of acquired businesses	$19,640.1	$—
Cash paid for acquired businesses	(13,528.9)	—

Liabilities assumed of acquired businesses	$6,111.2	$—

Fair value of available-for-sale investments contributed to defined
benefit plans	$—	$27.1

Declared but unpaid dividends	$61.1	$54.7

Issuance of stock upon vesting of restricted stock units	$73.6	$50.5

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 14. Restructuring and Other Costs (Income), Net
Restructuring and other costs (income) in the first three months of 2014 primarily included the gain on sale of the company’s sera and media, gene modulation and magnetic beads businesses to GE Healthcare, offset in part by sales of inventories revalued at the date of acquisition, cash compensation to monetize certain equity awards held by Life Technologies’ employees at the date of acquisition, acquisition transaction costs, severance obligations payable to former Life Technologies’ executives and employees, charges to conform the accounting policies of Life Technologies with the company’s accounting policies and, to a lesser extent, continuing charges for headcount reductions and facility consolidations in an effort to streamline operations, including the closure and consolidation of operations within several facilities in Europe and Asia. In the first three months of 2014, severance actions associated with facility consolidations and cost reduction measures affected less than 1% of the company’s workforce.

As of May 2, 2014, the company has identified restructuring actions that will result in additional charges of approximately $65 million, primarily in the remainder of 2014.
First Three Months of 2014
During the first three months of 2014, the company recorded net restructuring and other costs (income) as follows:
(In millions)	Cost of Revenues	Selling, General and Administrative Expenses	Restructuring and Other Costs (Income), Net	Total

Life Sciences Solutions	$169.0	$82.8	$(588.1)	$(336.3)
Analytical Instruments	(0.8)	—	1.2	0.4
Specialty Diagnostics	0.2	—	2.8	3.0
Laboratory Products and Services	0.1	—	1.2	1.3
Corporate	—	—	0.7	0.7

	$168.5	$82.8	$(582.2)	$(330.9)

The components of net restructuring and other costs (income) by segment are as follows:
Life Sciences Solutions
In the first three months of 2014, the Life Sciences Solutions segment recorded $336.3 million of other income, net of restructuring costs. The segment recorded a gain of $757.2 million from the divestiture of its sera and media, gene modulation and magnetic beads businesses (see Note 2). The gain was partially offset by restructuring and other charges including charges to cost of revenues of $169.0 million, consisting of $147.6 million of charges for sales of inventories revalued at the date of acquisition and $21.4 million of costs to conform the accounting policies of Life Technologies with the company’s accounting policies. The segment also recorded charges to selling, general and administrative expenses of $82.8 million, including $66.6 million of transaction costs related to the acquisition of Life Technologies (Note 2) and $16.2 million of costs to conform the accounting policies of Life Technologies with the company’s accounting policies. In addition, the segment recorded $168.8 million of cash restructuring costs, including $91.7 million for cash compensation to monetize certain equity awards held by Life Technologies’ employees at the date of acquisition with the remainder principally for severance obligations payable to former Life Technologies’ executives and employees.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Analytical Instruments
In the first three months of 2014, the Analytical Instruments segment recorded $0.4 million of net restructuring and other charges, including cash costs of $1.6 million primarily for abandoned facility costs, offset in part by noncash gains.

Specialty Diagnostics
In the first three months of 2014, the Specialty Diagnostics segment recorded $3.0 million of net restructuring and other charges, principally $3.8 million of cash costs for severance and other costs associated with facility consolidations. In addition, the segment recorded $1.0 million of income, net, primarily from a gain on the divestiture of a small business unit.

Laboratory Products and Services
In the first three months of 2014, the Laboratory Products and Services segment recorded $1.3 million of net restructuring and other charges, primarily $1.1 million of cash costs for severance and abandoned facility costs.

Corporate
In the first three months of 2014, the company recorded $0.7 million of net restructuring and other charges, all of which were cash costs primarily for severance at its corporate operations.

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

		Abandonment
(In millions)	Severance	of Excess Facilities	Other (a)	Total

Pre-2013 Restructuring Plans
Balance At December 31, 2013	$6.6	$8.0	$0.3	$14.9
Costs incurred in 2014 (b)	0.5	0.4	0.1	1.0
Reserves reversed	(0.5)	—	—	(0.5)
Payments	(1.1)	(1.0)	(0.1)	(2.2)

Balance At March 29, 2014	$5.5	$7.4	$0.3	$13.2

2013 Restructuring Plans
Balance At December 31, 2013	$22.0	$1.4	$2.2	$25.6
Costs incurred in 2014 (b)	2.5	1.1	2.5	6.1
Reserves reversed	(1.7)	—	—	(1.7)
Payments	(6.0)	(0.4)	(1.9)	(8.3)

Balance At March 29, 2014	$16.8	$2.1	$2.8	$21.7

2014 Restructuring Plans
Costs incurred in 2014 (b)	$72.8	$—	$78.7	$151.5
Payments	(55.5)	—	(73.5)	(129.0)
Currency translation	0.2	—	—	0.2

Balance At March 29, 2014	$17.5	$—	$5.2	$22.7

(a)
Other includes cash charges to monetize certain equity awards held by employees of Life Technologies at the date of acquisition, as well as employee retention costs which are accrued ratably over the period through which employees must work to qualify for a payment.

(b)
Excludes a $758.5 million gain on the sale of businesses, principally the company’s sera and media, gene modulation and magnetic beads businesses; $19.6 million of cash compensation to monetize certain equity awards held by Life Technologies’ employees at the date of acquisition that was paid by Life Technologies prior to the acquisition; and an aggregate of $0.3 million of non-cash charges, net.

The company expects to pay accrued restructuring costs as follows: severance, employee-retention obligations and other costs, primarily through 2014; and abandoned-facility payments, over lease terms expiring through 2020.

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

Overview

The company develops, manufactures and sells a broad range of products that are sold worldwide. The company expands the product lines and services it offers by developing and commercializing its own technologies and by making strategic acquisitions of complementary businesses. The company’s continuing operations fall into four business segments (see Note 3): Life Sciences Solutions, Analytical Instruments, Specialty Diagnostics and Laboratory Products and Services.

Recent Acquisitions and Divestitures

The company’s strategy is to augment internal growth at existing businesses with complementary acquisitions such as its 2014 acquisition of Life Technologies.

On February 3, 2014, the Life Sciences Solutions segment completed the acquisition of Life Technologies Corporation for a total purchase price of $15.30 billion, net of cash acquired, including the assumption of $2.28 billion of debt. The company issued debt and common stock in late 2013 and early 2014 to partially fund the acquisition discussed below under the caption “Liquidity and Capital Resources”. Life Technologies provides innovative products and services to customers conducting scientific research and genetic analysis, as well as those in applied markets, such as forensics and food safety testing. Life Technologies’ revenues totaled $3.87 billion in 2013.

On March 21, 2014, the company sold its sera and media, gene modulation and magnetic beads businesses to GE Healthcare for $1.05 billion, net of cash divested, subject to a post-closing adjustment. The sale of these businesses resulted in a pre-tax gain of approximately $757 million included in restructuring and other costs, net. The businesses fell principally in the Life Sciences Solutions segment. Divestiture of these businesses was a condition to obtaining antitrust approval for the Life Technologies acquisition. Revenues and operating income of the businesses sold were approximately $250 million and $64 million, respectively, for the year ended December 31, 2013 and $61 million and $12 million, respectively, in 2014 through the date of sale.

Overview of Results of Operations and Liquidity

With the completion of the Life Technologies acquisition, the company established a new reporting segment, called Life Sciences Solutions. Effective January 1, 2014, the company’s financial performance is reported in four segments reflecting the following changes:

•	The new Life Sciences Solutions segment consists of the majority of the former Life Technologies businesses and Thermo Fisher biosciences businesses.

•	Thermo Fisher’s global chemicals business has moved from the biosciences business in the Analytical Technologies segment to the Laboratory Products and Services segment.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Results of Operations and Liquidity (continued)

•	Thermo Fisher’s Analytical Technologies segment has been renamed Analytical Instruments segment to reflect the transfer of the biosciences businesses to other segments, as mentioned above.

•	Two small specialty diagnostics businesses within Life Technologies have become part of the Specialty Diagnostics segment.

Prior period segment information has been reclassified to reflect these transfers. As Life Technologies was acquired on February 3, 2014, its results are not included in the company’s results prior to that date.

	Three Months Ended
	March 29,		March 30,
(Dollars in millions)	2014		2013

Revenues
Life Sciences Solutions	$835.5	21.4%	$172.6	5.4%
Analytical Instruments	769.9	19.7%	740.1	23.2%
Specialty Diagnostics	813.7	20.8%	805.6	25.2%
Laboratory Products and Services	1,590.5	40.7%	1,556.3	48.8%
Eliminations	(106.1)	(2.6)%	(83.1)	(2.6)%

	$3,903.5	100%	$3,191.5	100%

Sales in the first quarter of 2014 were $3.90 billion, an increase of $712 million from the first quarter of 2013. Aside from the effects of acquisitions and currency translation (discussed in total and by segment below), revenues in 2014 increased $59 million (2%) over 2013 revenues, primarily due to increased demand. Demand from biopharma customers remained strong. Higher sales to industrial markets were offset by lower sales to academic and government markets that the company believes was in part due to inclement weather, resulting in some customers working fewer days in 2014.

In the first quarter of 2014, total company operating income and operating income margin were $876 million and 22.4%, respectively, compared with $387 million and 12.1%, respectively, in 2013. The increase in operating income was primarily due to gains of $759 million on the sale of businesses and, to a lesser extent, inclusion of Life Technologies’ results from the acquisition date as well as productivity improvements, net of inflationary cost increases. These increases were offset in part by $252 million of charges associated with the acquisition, as discussed below, as well as $94 million of higher amortization expenses primarily related to the acquisition. The company’s references throughout this discussion to productivity improvements generally refer to improved cost efficiencies from its Practical Process Improvement (PPI) business system, reduced costs resulting from global sourcing initiatives and a lower cost structure following restructuring actions including headcount reductions and consolidation of facilities.

The company’s effective tax rate was 29.9% and 0.6% in the first quarter of 2014 and 2013, respectively. The 2014 provision for income taxes includes $252 million related to the gain on the sale of the businesses to GE Healthcare. Aside from the discrete tax on the gain, the company had a benefit from income taxes. In the first quarter of 2014, the company recognized a discrete tax benefit of $15.4 million, or 2.0 percentage points, attributable to tax rulings related to non-U.S. subsidiaries. In the first quarter of 2013, the company implemented tax planning initiatives related to non-U.S. subsidiaries and the resulting benefit of $15.0 million was a discrete item that reduced the company’s effective tax rate by 4.4 percentage points. The effective tax rate in both periods was also affected by relatively significant earnings in lower tax jurisdictions. The tax provision in the 2014 period was favorably affected by $5.2 million, or 0.7 percentage points, as a result of adjustments to deferred tax balances due to changes in tax rates. The effective tax rate in 2013 was favorably impacted by the U.S. Congress’ renewal in January 2013 of a tax credit for 2012 research and development activities. The tax credit for 2012 research and development activities favorably affected the tax provision in the first quarter of 2013 by $7.5 million, or 2.2 percentage points. The tax credit has not yet been renewed for 2014 and no benefit is reflected in 2014.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Results of Operations and Liquidity (continued)

Income from continuing operations increased to $543 million in the first quarter of 2014, from $341 million in the first quarter of 2013, primarily due to increased operating income, offset in part by an increase in interest expense of $53 million as a result of debt issued and assumed in connection with the acquisition of Life Technologies.

During the first three months of 2014, the company’s cash flow from operations totaled $101 million, compared with $298 million for the first three months of 2013. The decrease resulted from cash disbursements totaling $242 million related to the acquisition of Life Technologies including monetizing certain equity awards held by Life Technologies employees at the date of acquisition, severance obligations and transaction costs as well as an increase in income tax payments by the company’s continuing operations of $115 million versus the 2013 period, due in part to the timing of payments.

As of March 29, 2014, the company’s short-term debt totaled $2.17 billion, including $921 million of senior notes, due in 2014 and early 2015, $750 million of minimum payments due in the next twelve months on the company’s term loan and $459 million of commercial paper obligations. During April 2014, the company repaid nearly $1 billion of its outstanding debt, principally the term loan. The company has a revolving credit facility with a bank group that provides up to $1.50 billion of unsecured multi-currency revolving credit. If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of March 29, 2014, no borrowings were outstanding under the company’s revolving credit facility, although available capacity was reduced by approximately $53 million as a result of outstanding letters of credit.

The company believes that its existing cash and short-term investments of $1.52 billion as of March 29, 2014, and the company’s future cash flow from operations together with available borrowing capacity under its revolving credit agreement are sufficient to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months.

Critical Accounting Policies and Estimates
The company’s discussion and analysis of its financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements of the company’s Form 10-K for 2013, describe the significant accounting estimates and policies used in preparation of the consolidated financial statements. Actual results in these areas may differ from management’s estimates under different assumptions or conditions. There have been no significant changes in the company’s critical accounting policies during the first three months of 2014.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
First Quarter 2014 Compared With First Quarter 2013
Continuing Operations
	Three Months Ended
	March 29,	March 30,	Total	Currency	Acquisitions/
(In millions)	2014	2013	Change	Translation	Divestitures	Operations

Revenues
Life Sciences Solutions	$835.5	$172.6	$662.9	$1.3	$656.4	$5.2
Analytical Technologies	769.9	740.1	29.8	(0.3)	2.7	27.4
Specialty Diagnostics	813.7	805.6	8.1	2.2	2.5	3.4
Laboratory Products and Services	1,590.5	1,556.3	34.2	3.2	(2.0)	33.0
Eliminations	(106.1)	(83.1)	(23.0)	(0.5)	(12.6)	(9.9)

Consolidated Revenues	$3,903.5	$3,191.5	$712.0	$5.9	$647.0	$59.1

Sales in the first quarter of 2014 were $3.90 billion, an increase of $712 million from the first quarter of 2013. Sales increased $647 million due to acquisitions. The favorable effects of currency translation resulted in an increase in revenues of $6 million in 2014. Aside from the effects of acquisitions and currency translation, revenues increased $59 million (2%) primarily due to increased demand. Demand from biopharma customers remained strong. Higher sales to industrial markets were offset by lower sales to academic and government markets that the company believes was in part due to inclement weather, resulting in some customers working fewer days in 2014. Sales growth was strong in Asia, moderate in Europe and declined slightly in North America.

In the first quarter of 2014, total company operating income and operating income margin were $876 million and 22.4%, respectively, compared with $387 million and 12.1%, respectively, in 2013. The increase in operating income was primarily due to gains of $759 million on the sale of businesses and, to a lesser extent, inclusion of Life Technologies’ results from the acquisition date as well as productivity improvements, net of inflationary cost increases. These increases were offset in part by $252 million of charges associated with the acquisition, as discussed below, as well as $94 million of higher amortization expenses primarily related to the acquisition. The company’s references throughout this discussion to productivity improvements generally refer to improved cost efficiencies from its Practical Process Improvement (PPI) business system, reduced costs resulting from global sourcing initiatives and a lower cost structure following restructuring actions including headcount reductions and consolidation of facilities.

In the first quarter of 2014, the company recorded restructuring and other income, net, of $331 million, including gains on the sale of businesses of $759 million, offset in part by $169 million of charges to cost of revenues primarily from the sale of inventories revalued at the date of acquisition and $83 million of charges to selling, general and administrative expenses for charges related to the acquisition of Life Technologies. The company incurred $156 million of cash restructuring costs primarily associated with the Life Technologies acquisition including cash compensation to monetize certain equity awards held by Life Technologies employees at the date of acquisition and severance obligations to former executives and employees of Life Technologies. In addition, the company’s other businesses incurred costs for continued headcount reductions and facility consolidations in an effort to streamline operations, including severance at several businesses and abandoned facility expenses at businesses that have been or are being consolidated, including the consolidation of operations within several facilities in the U.S. and Europe (see Note 14).

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

In the first quarter of 2013, the company recorded restructuring and other costs, net, of $36 million, including $13 million of charges to cost of revenues primarily related to the sale of inventories revalued at the date of acquisition and, to a lesser extent, accelerated depreciation on manufacturing assets to be abandoned due to facility consolidations and $1 million of charges to selling, general and administrative expenses for transaction costs related to the acquisition of Life Technologies. The company incurred $21 million of cash restructuring costs primarily for continued headcount reductions and facility consolidations in an effort to streamline operations, including severance at several businesses and abandoned facility expenses at businesses that were being consolidated, such as the consolidation of several facilities in the U.S. and Europe.

As of May 2, 2014, the company has identified restructuring actions that will result in additional charges of approximately $65 million primarily in 2014 and expects to identify additional actions during the remainder of 2014. In addition, the company expects a non-cash charge to cost of revenues of approximately $150 million in the second quarter of 2014, related to the sale of inventories revalued at the date of acquisition of Life Technologies.

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

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

	Three Months Ended
	March 29,	March 30,
(Dollars in millions)	2014	2013	Change

Revenues
Life Sciences Solutions	$835.5	$172.6	384%
Analytical Instruments	769.9	740.1	4%
Specialty Diagnostics	813.7	805.6	1%
Laboratory Products and Services	1,590.5	1,556.3	2%
Eliminations	(106.1)	(83.1)	28%

Consolidated Revenues	$3,903.5	$3,191.5	22%

Segment Income
Life Sciences Solutions	$244.6	$41.0	497%
Analytical Instruments	130.9	120.5	9%
Specialty Diagnostics	221.0	222.9	(1)%
Laboratory Products and Services	234.0	230.7	1%

Subtotal Reportable Segments	830.5	615.1	35%

Cost of Revenues Charges	(168.5)	(13.2)
Selling, General and Administrative Charges, Net	(82.8)	(1.3)
Restructuring and Other Income (Costs), Net	582.2	(21.5)
Amortization of Acquisition-related Intangible Assets	(285.9)	(192.0)

Consolidated Operating Income	$875.5	$387.1	126%

Reportable Segments Operating Income Margin	21.3%	19.3%

Consolidated Operating Income Margin	22.4%	12.1%

Income from the company’s reportable segments increased 35% to $831 million in the first quarter of 2014 due primarily to the acquisition of Life Technologies and to a lesser extent, productivity improvements, net of inflationary costs increases, offset in part by strategic growth investments.

Life Sciences Solutions
	Three Months Ended
	March 29,	March 30,
(Dollars in millions)	2014	2013	Change

Revenues	$835.5	$172.6	384%

Operating Income Margin	29.3%	23.8%	5.5pt

Sales in the Life Sciences Solutions segment increased $663 million to $836 million in the first quarter of 2014 primarily due to the acquisition of Life Technologies. Had the acquisition of Life Technologies been completed at the beginning of 2013, pro forma revenues for the quarter would have increased $5 million over pro forma first quarter 2013 revenues, including an increase of $13 million (1%) due to higher revenues at existing businesses, offset in part by a decrease of $2 million due to dispositions, net of other acquisitions and a decrease of $5 million due to the unfavorable effects of currency translation. The increase in pro forma revenue at existing businesses was primarily due to increased demand for bioprocess production products as well as next-generation sequencing products, offset in part by lower licensing revenues.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

Operating income margin was 29.3% in the first quarter of 2014 and 23.8% in the first quarter of 2013. The increase resulted primarily from higher operating margins at Life Technologies relative to the segment’s legacy operations. The operating margin was favorably affected by the timing of the acquisition on February 3, 2014, as Life Technologies’ fiscal January results are historically lower than those of February and March. The company believes that the absence of the January results increased the segment’s operating margin by approximately 2.5 to 3.0 percentage points.

Analytical Instruments
	Three Months Ended
	March 29,	March 30,
(Dollars in millions)	2014	2013	Change

Revenues	$769.9	$740.1	4%

Operating Income Margin	17.0%	16.3%	0.7pt

Sales in the Analytical Instruments segment increased $30 million to $770 million in the first quarter of 2014. Sales increased $27 million (4%) due to higher revenues at existing businesses and $3 million due to acquisitions. The increase in revenue at existing businesses was primarily due to increased demand for chromatography and mass spectrometry instruments.

Operating income margin was 17.0% in the first quarter of 2014 and 16.3% in the first quarter of 2013. The increase resulted primarily from profit from favorable sales mix and incremental sales at existing businesses and, to a lesser extent, productivity improvements, net of inflationary cost increases. The increases were offset in part by strategic growth investments and unfavorable foreign currency exchange.

Specialty Diagnostics
	Three Months Ended
	March 29,	March 30,
(Dollars in millions)	2014	2013	Change

Revenues	$813.7	$805.6	1%

Operating Income Margin	27.2%	27.7%	(0.5)pt

Sales in the Specialty Diagnostics segment increased $8 million to $814 million in the first quarter of 2014. Sales increased $3 million due to an acquisition, $3 million due to higher revenues at existing businesses and $2 million due to the favorable effects of currency translation. The increase in revenue at existing businesses was primarily due to increased demand for immunodiagnostics products and, to a lesser extent, transplant diagnostics products, substantially offset by weakness from reduced healthcare utilization in the U.S.

Operating income margin was 27.2% in the first quarter of 2014 and 27.7% in the first quarter of 2013. The decrease resulted primarily from strategic growth investments and unfavorable sales mix, offset in part by productivity improvements, net of inflationary cost increases.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

Laboratory Products and Services
	Three Months Ended
	March 29,	March 30,
(Dollars in millions)	2014	2013	Change

Revenues	$1,590.5	$1,556.3	2%

Operating Income Margin	14.7%	14.8%	(0.1)pt

Sales in the Laboratory Products and Services segment increased $34 million to $1.59 billion in the first quarter of 2014. Sales increased $33 million (2%) due to higher revenues at existing businesses and $3 million due to the favorable effects of currency translation. These increases were offset by a decrease of $2 million due to a disposition. The increase in revenue at existing businesses was primarily due to increased demand for clinical trial logistics services, offset in part by weakness in sales to academic and government customers.

Operating income margin was 14.7% in the first quarter of 2014 and 14.8% in the first quarter of 2013. The decrease was primarily due to strategic growth investments and unfavorable foreign currency exchange, substantially offset by productivity improvements, net of inflationary cost increases.

Other Expense, Net
The company reported other expense, net, of $101 million and $44 million in the first quarter of 2014 and 2013, respectively (Note 4). Other expense, net includes interest income, interest expense, equity in earnings of unconsolidated subsidiaries, investment gains and losses, and other items, net. Interest expense increased $53 million primarily due to the debt issued and assumed in connection with the acquisition of Life Technologies. In the first quarter of 2014, the company sold an equity investment and realized a gain of $4 million. In the first quarter of 2013, the company irrevocably contributed appreciated available-for-sale investments that had a fair value of $27 million to two of its U.K. defined benefit plans, resulting in realization of a previously unrecognized gain of $11 million.

Provision for Income Taxes
The company’s effective tax rate was 29.9% and 0.6% in the first quarter of 2014 and 2013, respectively. The 2014 provision for income taxes includes $252 million related to the gain on the sale of the businesses to GE Healthcare. Aside from the discrete tax on the gain, the company had a benefit from income taxes. In the first quarter of 2014, the company recognized a discrete tax benefit of $15.4 million, or 2.0 percentage points, attributable to tax rulings related to non-U.S. subsidiaries. In the first quarter of 2013, the company implemented tax planning initiatives related to non-U.S. subsidiaries and the resulting benefit of $15.0 million was a discrete item that reduced the company’s effective tax rate by 4.4 percentage points. The effective tax rate in both periods was also affected by relatively significant earnings in lower tax jurisdictions. The tax provision in the 2014 period was favorably affected by $5.2 million, or 0.7 percentage points, as a result of adjustments to deferred tax balances due to changes in tax rates. The effective tax rate in 2013 was favorably impacted by the U.S. Congress’ renewal in January 2013 of a tax credit for 2012 research and development activities. The tax credit for 2012 research and development activities favorably affected the tax provision in the first quarter of 2013 by $7.5 million, or 2.2 percentage points. The tax credit has not yet been renewed for 2014 and no benefit is reflected in 2014.

The company has operations and a taxable presence in approximately 50 countries outside the U.S. All of these countries except one have a lower tax rate than the U.S. The countries in which the company has a material presence that have significantly lower tax rates than the U.S. include Germany, the Netherlands, Singapore, Sweden, Switzerland and the United Kingdom. The company’s ability to obtain a benefit from lower tax rates outside the U.S. is dependent on its relative levels of income in countries outside the U.S. and on the statutory tax rates in those countries. Based on the dispersion of the company’s non-U.S. income tax provision among many countries, the company believes that a change in the statutory tax rate in any individual country is not likely to materially affect the company’s income tax provision or net income, aside from any resulting one-time adjustment to the company’s deferred tax balances to reflect a new rate.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

Discontinued Operations
In June 2012, in an effort to exit a non-core business, the company pursued a sale of its laboratory workstations business, part of the Laboratory Products and Services segment. The company completed the sale in October 2012 for nominal proceeds. In 2013, the company recorded an after-tax charge of $4.2 million for the estimated cost to raze certain abandoned facilities of the discontinued operations prior to the planned sale of the related land.

Recent Accounting Pronouncements
In April 2014, the FASB issued new guidance on reporting discontinued operations and disclosures of disposals. Under the new guidance, only disposals representing a strategic shift in operations will be presented as discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of the company that does not qualify for discontinued operations reporting. This guidance is effective for the company in 2015. Adoption of this standard is not expected to have a material impact on the company’s consolidated financial position, results of operations or cash flows.

Contingent Liabilities
The company is contingently liable with respect to certain legal proceedings and related matters. An unfavorable outcome that differs materially from current reserve estimates for one or more of the matters described in Note 10 could have a material adverse effect on the company’s financial position as well as its results of operations and cash flows.

Liquidity and Capital Resources
Consolidated working capital was $1.91 billion at March 29, 2014, compared with $6.75 billion at December 31, 2013. Included in working capital were cash, cash equivalents and short-term investments of $1.52 billion at March 29, 2014 and $5.83 billion at December 31, 2013. The decrease in working capital is primarily due to the cash used to fund the Life Technologies acquisition.

First Three Months of 2014
Cash provided by operating activities was $101 million during the first three months of 2014. Increases in accounts receivable and inventories used cash of $193 million and $32 million, respectively, primarily to support growth in sales. The timing of the acquisition of Life Technologies on February 3, 2014 unfavorably affected working capital by omitting January collections of seasonally high year-end accounts receivable balances. Other liabilities increased by $267 million primarily due to the timing of payments for income taxes. Cash flow from operations in the first three months of 2014 benefitted from deferral of tax payments on the gain from the divestiture to GE Healthcare which will be substantially paid in June 2014. In 2014, the company made cash payments including monetizing certain equity awards, severance obligations and transaction costs totaling $242 million related to the acquisition of Life Technologies. The company made cash contributions to its pension and postretirement benefit plans totaling $19 million during the first three months of 2014. Cash payments for income taxes of continuing operations increased to $126 million during the first three months of 2014, compared with $11 million in the 2013 period.

During the first three months of 2014, the company’s investing activities used $12.07 billion of cash, principally for the acquisition of Life Technologies. Acquisitions used cash of $13.06 billion. Proceeds from the sale of businesses provided $1.06 billion. The company’s investing activities also included the purchase of $105 million of property, plant and equipment.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

The company’s financing activities provided $7.64 billion of cash during the first three months of 2014. To partially fund the acquisition of Life Technologies, the company borrowed $5.00 billion under a 3-year unsecured term loan (Note 9) and issued 34.9 million shares of its common stock for net proceeds of $2.94 billion in cash (Note 11). An increase in commercial paper obligations provided cash of $208 million. The company’s financing activities also included $88 million of proceeds from employee stock option exercises offset by the payment of $55 million in cash dividends. On November 8, 2012, the Board of Directors authorized the repurchase of up to $1.00 billion of the company’s common stock beginning January 1, 2013. At March 29, 2014, $910 million was available for future repurchases of the company’s common stock under this authorization. In connection with the acquisition of Life Technologies, the company suspended repurchases of its common stock at the end of the first quarter of 2013.

The company has no material commitments for purchases of property, plant and equipment and expects that for all of 2014, such expenditures, net of disposals will approximate between $470 to $490 million. The company’s contractual obligations and other commercial commitments did not change materially between December 31, 2013 and March 29, 2014 except for the debt issued and assumed in connection with the Life Technologies acquisition (Note 9) and the assumption of unfunded pension obligations totaling $203 million in connection with the acquisition.

As of March 29, 2014, the company’s short-term debt totaled $2.17 billion, including $921 million of senior notes, due in 2014 and early 2015, $750 million of minimum payments due in the next twelve months on the company’s term loan and $459 million of commercial paper obligations. During April 2014, the company repaid nearly $1 billion of its outstanding debt, principally the term loan. The company has a revolving credit facility with a bank group that provides up to $1.50 billion of unsecured multi-currency revolving credit. If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of March 29, 2014, no borrowings were outstanding under the company’s revolving credit facility, although available capacity was reduced by approximately $53 million as a result of outstanding letters of credit.

Approximately half of the company’s cash balances and cash flows from operations are from outside the U.S. The company uses its non-U.S. cash for needs outside of the U.S. including acquisitions and repayment of acquisition-related intercompany debt to the U.S. In addition, the company also transfers cash to the U.S. using non-taxable returns of capital as well as dividends where the related U.S. foreign tax credit equals or exceeds any tax cost arising from the dividends. As a result of using such means of transferring cash to the U.S., the company does not expect any material adverse liquidity effects from its significant non-U.S. cash balances for the foreseeable future.

The company believes that its existing cash and short-term investments of $1.52 billion as of March 29, 2014, and the company’s future cash flow from operations together with available borrowing capacity under its revolving credit agreement are sufficient to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months.

First Three Months of 2013
Cash provided by operating activities was $298 million during the first three months of 2013. Increases in accounts receivable and inventories used cash of $131 million and $68 million, respectively, primarily to support growth in sales. A decrease in other liabilities used cash of $89 million, primarily due to the timing of payments for company-wide incentive compensation. An increase in other assets used cash of $27 million primarily for prepaid expenses. An increase in accounts payable provided cash of $43 million, primarily due to higher inventory purchases. The company made cash contributions to its pension and postretirement benefit plans totaling $20 million during the first three months of 2013. Cash payments for income taxes of continuing operations totaled $11 million during the first three months of 2013. Payments for restructuring actions, principally severance costs and lease and other expenses of real estate consolidation, used cash of $20 million during the first three months of 2013.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

During the first three months of 2013, the company’s primary investing activity was the purchase of $66 million of property, plant and equipment.
The company’s financing activities used $28 million of cash during the first three months of 2013, principally for the repurchase of $90 million of the company’s common stock and the payment of $54 million in cash dividends. The company’s financing activities also included the receipt of $102 million of proceeds from employee stock option exercises.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The company’s exposure to market risk from changes in interest rates, currency exchange rates and commodity prices has not changed materially from its exposure at year-end 2013.
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
The company’s management, with the participation of the company’s chief executive officer and chief financial officer, evaluated the effectiveness of the company’s disclosure controls and procedures as of March 29, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the company’s disclosure controls and procedures as of March 29, 2014, the company’s chief executive officer and chief financial officer concluded that, as of such date, the company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
On February 3, 2014, the company completed the acquisition of Life Technologies. The company’s management has extended its oversight and monitoring processes that support internal control over financial reporting to include Life Technologies’ operations. The company’s management is continuing to integrate the acquired operations of Life Technologies into the company’s overall internal control over financial reporting process. There have been no other changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended March 29, 2014, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

THERMO FISHER SCIENTIFIC INC.

PART II        OTHER INFORMATION

Item 1. Legal Proceedings
There have been no material developments in the legal proceedings described in Item 3 of the company’s Form 10-K for the year ended December 31, 2013.
Item 1A. Risk Factors
Set forth below are the risks that we believe are material to our investors. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 33.

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

THERMO FISHER SCIENTIFIC INC.

Risk Factors (continued)

As a multinational corporation, we are exposed to fluctuations in currency exchange rates, which could adversely affect our cash flows and results of operations. International markets contribute a substantial portion of our revenues, and we intend to continue expanding our presence in these regions. The exposure to fluctuations in currency exchange rates takes on different forms. International revenues and costs are subject to the risk that fluctuations in exchange rates could adversely affect product demand and the profitability in U.S. dollars of products and services provided by us in international markets, where payment for our products and services is made in the local currency. As a multinational corporation, our businesses occasionally invoice third-party customers in currencies other than the one in which they primarily do business (the “functional currency”). Movements in the invoiced currency relative to the functional currency could adversely impact our cash flows and our results of operations. In addition, reported sales made in non-U.S. currencies by our international businesses, when translated into U.S. dollars for financial reporting purposes, fluctuate due to exchange rate movement. Should our international sales grow, exposure to fluctuations in currency exchange rates could have a larger effect on our financial results. In 2013, currency translation had an unfavorable effect of $36 million on the revenues of our continuing operations due to the strengthening of the U.S. dollar relative to other currencies in which the company sells products and services, and in the first three months of 2014, currency translation had a favorable effect on revenues of our continuing operations of $6 million.

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

Moreover, we have acquired many companies and businesses. As a result of these acquisitions, we recorded significant goodwill and indefinite-lived intangible assets (primarily tradenames) on our balance sheet, which amount to approximately $19.53 billion and $1.84 billion, respectively, as of March 29, 2014. We assess the realizability of goodwill and indefinite-lived intangible assets annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. These events or circumstances would generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and indefinite-lived intangible assets will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill and indefinite-lived intangible assets, we may be required to incur material charges relating to the impairment of those assets.

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

Our debt may restrict our investment opportunities or limit our activities. As of March 29, 2014, we had approximately $17.36 billion in outstanding indebtedness. In addition, we have a revolving credit facility that provides for up to $1.50 billion of unsecured multi-currency revolving credit. We may also obtain additional long-term debt and lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.

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

Additionally, the agreements governing our debt require that we maintain certain financial ratios, and contain affirmative and negative covenants that restrict our activities by, among other limitations, limiting our ability to incur additional indebtedness, make investments, create liens, sell assets and enter into transactions with affiliates. The covenants in our revolving credit facility and the term credit facility that we entered into to partially finance the Life Technologies Acquisition include a total debt-to-EBITDA ratio and an interest coverage ratio. Specifically, the company has agreed that, so long as any lender has any commitment under either facility, or any loan or other obligation is outstanding under either facility, or any letter of credit is outstanding under the revolving credit facility, it will not permit (as the following terms are defined in the facility) the Consolidated Leverage Ratio (the ratio of consolidated Indebtedness to Consolidated EBITDA) as at the last day of any fiscal quarter to be greater than 5.5 to 1.0 until August 2014 and decreasing, based on the passage of time, to 3.5 to 1.0, by August 2015 or the Consolidated Interest Coverage Ratio (the ratio of Consolidated EBITDA to Consolidated Interest Expense) to be less than 3.0 to 1.0.

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
    There was no share repurchase activity for the company’s first quarter of 2014. On November 8, 2012, the Board of Directors authorized the repurchase of up to $1.00 billion of the company’s common stock beginning January 1, 2013. At March 29, 2014, $910 million was available for future repurchases of the company’s common stock under this authorization. In connection with the acquisition of Life Technologies, the company suspended repurchases of its common stock at the end of the first quarter of 2013.

Item 6. Exhibits
See Exhibit Index on page 52.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 2, 2014	THERMO FISHER SCIENTIFIC INC.

/s/ Peter M. Wilver
Peter M. Wilver
Senior Vice President and Chief Financial Officer

/s/ Peter E. Hornstra
Peter E. Hornstra
Vice President and Chief Accounting Officer

THERMO FISHER SCIENTIFIC INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1
Performance Restricted Stock Unit Agreement between Thermo Fisher Scientific Inc. and Marc Casper, dated February 26, 2014 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 27, 2014 [File No. 1-8002] and incorporated in this document by reference).*

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

**
Certification is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. Such certification is not deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act except to the extent that the registrant specifically incorporates it by reference.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 29, 2014, and December 31, 2013, (ii) Consolidated Statements of Income for the three months ended March 29, 2014 and March 30, 2013, (iii) Consolidated Statement of Comprehensive Income for the three months ended March 29, 2014 and March 30, 2013, (iv) Consolidated Statements of Cash Flows for the three months ended March 29, 2014 and March 30, 2013, (v) Consolidated Statement of Shareholders’ Equity for the three months ended March 29, 2014 and March 30, 2013 and (vi) Notes to Consolidated Financial Statements.