Form 10-Q
period 2014-06-28
THERMO FISHER SCIENTIFIC INC.
filed 2014-08-01
CIK 97745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________________________________________

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended June 28, 2014

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-8002

THERMO FISHER SCIENTIFIC INC.
(Exact name of Registrant as specified in its charter)

Delaware	04-2209186
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

81 Wyman Street
Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at June 28, 2014
Common Stock, $1.00 par value	399,354,992

THERMO FISHER SCIENTIFIC INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 28, 2014

THERMO FISHER SCIENTIFIC INC.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 28,	December 31,
(In millions)	2014	2013

Assets
Current Assets:
Cash and cash equivalents	$584.9	$5,826.0
Short-term investments	21.0	4.5
Accounts receivable, less allowances of $84.6 and $54.1	2,660.1	1,942.3
Inventories	1,933.8	1,494.5
Deferred tax assets	237.5	192.5
Other current assets	507.1	420.9

Total current assets	5,944.4	9,880.7

Property, Plant and Equipment, at Cost, Net	2,472.0	1,767.4

Acquisition-related Intangible Assets, Net	15,621.6	7,071.3

Other Assets	836.1	640.7

Goodwill	19,439.3	12,503.3

Total Assets	$44,313.4	$31,863.4

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED BALANCE SHEET (Continued)
(Unaudited)

	June 28,	December 31,
(In millions except share amounts)	2014	2013

Liabilities and Shareholders' Equity
Current Liabilities:
Short-term obligations and current maturities of long-term obligations	$3,075.1	$987.7
Accounts payable	849.9	691.5
Accrued payroll and employee benefits	535.8	432.0
Accrued income taxes	293.4	—
Deferred revenue	342.5	198.9
Other accrued expenses	1,138.9	815.9

Total current liabilities	6,235.6	3,126.0

Deferred Income Taxes	3,788.3	1,609.9

Other Long-term Liabilities	1,128.9	771.8

Long-term Obligations	12,502.0	9,499.6

Shareholders' Equity:
Preferred stock, $100 par value, 50,000 shares authorized; none issued
Common stock, $1 par value, 1,200,000,000 shares authorized; 407,241,027 and
369,598,265 shares issued	407.2	369.6
Capital in excess of par value	11,351.6	8,222.6
Retained earnings	9,454.6	8,753.3
Treasury stock at cost, 7,886,035 and 7,636,887 shares	(443.1)	(412.2)
Accumulated other comprehensive items	(111.7)	(77.2)

Total shareholders' equity	20,658.6	16,856.1

Total Liabilities and Shareholders' Equity	$44,313.4	$31,863.4

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(In millions except per share amounts)	2014	2013	2014	2013

Revenues
Product revenues	$3,778.0	$2,786.8	$7,153.4	$5,510.3
Service revenues	543.9	453.3	1,072.0	921.3

Total revenues	4,321.9	3,240.1	8,225.4	6,431.6

Costs and Operating Expenses:
Cost of product revenues	2,112.9	1,572.5	4,046.2	3,105.6
Cost of service revenues	362.5	304.4	712.7	626.5
Selling, general and administrative expenses	1,253.8	869.6	2,430.8	1,699.1
Research and development expenses	183.7	96.7	333.4	194.9
Restructuring and other costs (income), net	60.9	21.5	(521.3)	43.0

Total costs and operating expenses	3,973.8	2,864.7	7,001.8	5,669.1

Operating Income	348.1	375.4	1,223.6	762.5
Other Expense, Net	(111.6)	(95.4)	(212.7)	(139.6)

Income from Continuing Operations Before Income Taxes	236.5	280.0	1,010.9	622.9
Income Tax Benefit (Provision)	42.0	(2.4)	(189.3)	(4.5)

Income from Continuing Operations	278.5	277.6	821.6	618.4
Loss from Discontinued Operations (net of income tax benefit of $0.1 and $0.3)	—	(0.2)	—	(0.6)
Loss on Disposal of Discontinued Operations, Net (net of income tax benefit of $2.8)	—	—	—	(4.2)

Net Income	$278.5	$277.4	$821.6	$613.6

Earnings per Share from Continuing Operations
Basic	$.70	$.77	$2.07	$1.72
Diluted	$.69	$.76	$2.05	$1.71

Earnings per Share
Basic	$.70	$.77	$2.07	$1.71
Diluted	$.69	$.76	$2.05	$1.69

Weighted Average Shares
Basic	399.4	360.0	396.3	359.0
Diluted	403.1	363.5	400.7	362.6

Cash Dividends Declared per Common Share	$.15	$.15	$.30	$.30

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(In millions)	2014	2013	2014	2013

Comprehensive Income
Net Income	$278.5	$277.4	$821.6	$613.6

Other Comprehensive Items:
Currency translation adjustment	(50.7)	(135.7)	(36.4)	(315.0)
Unrealized gains on available-for-sale investments:
Unrealized holding gains (losses) arising during the period (net of tax provision (benefit) of $0.1, ($0.1), $0.1 and $0.3)	1.8	(0.1)	1.8	1.1
Reclassification adjustment for gains included in net income (net of tax provision of $0.0, $0.0 and $2.5)	(1.4)	—	(1.4)	(8.0)
Unrealized gains and losses on hedging instruments:
Unrealized gain on hedging instruments (net of tax provision of $4.1 and $4.1)	—	6.7	—	6.7
Reclassification adjustment for losses included in net income (net of tax benefit of $0.5, $0.5, $0.9 and $1.0)	0.8	0.8	1.5	1.6
Pension and other postretirement benefit liability adjustment:
Pension and other postretirement benefit liability adjustments arising during the period (net of tax (benefit) provision of ($0.3), ($0.1), ($0.9) and $1.5)	(0.7)	(0.3)	(2.6)	4.2
Amortization of net loss and prior service benefit included in net periodic pension cost (net of tax benefit of $0.6, $0.9, $1.2 and $1.8)	1.3	1.9	2.6	3.8

Total other comprehensive items	(48.9)	(126.7)	(34.5)	(305.6)

Comprehensive Income	$229.6	$150.7	$787.1	$308.0

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 28,	June 29,
(In millions)	2014	2013

Operating Activities
Net income	$821.6	$613.6
Loss from discontinued operations	—	0.6
Loss on disposal of discontinued operations	—	4.2

Income from continuing operations	821.6	618.4

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	800.4	500.2
Change in deferred income taxes	(460.4)	(65.0)
Net gains on sale of businesses	(761.8)	—
Non-cash stock-based compensation	56.0	43.7
Tax benefits from stock-based compensation awards	(55.6)	(30.6)
Non-cash charges for sale of inventories revalued at the date of acquisition	302.3	23.9
Other non-cash expenses, net	27.1	13.4
Changes in assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	(153.7)	(139.0)
Inventories	(53.8)	(97.6)
Other assets	258.9	(107.1)
Accounts payable	3.4	33.3
Other liabilities	233.1	7.4
Contributions to retirement plans	(25.7)	(22.6)

Net cash provided by continuing operations	991.8	778.4
Net cash used in discontinued operations	(1.9)	(1.7)

Net cash provided by operating activities	989.9	776.7

Investing Activities
Acquisitions, net of cash acquired	(13,054.5)	(4.7)
Purchase of property, plant and equipment	(180.2)	(131.6)
Proceeds from sale of property, plant and equipment	12.7	3.6
Proceeds from sale of investments	65.0	0.5
Proceeds from sale of businesses, net of cash divested	1,048.7	—
Decrease (increase) in restricted cash	37.9	(0.5)
Other investing activities, net	(3.7)	(0.2)

Net cash used in investing activities	$(12,074.1)	$(132.9)

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(Unaudited)

	Six Months Ended
	June 28,	June 29,
(In millions)	2014	2013

Financing Activities
Net proceeds from issuance of long-term debt	$4,999.6	$—
Increase in commercial paper, net	305.6	—
Repayment of long-term obligations	(2,452.3)	(0.7)
Decrease in short-term notes payable	(18.6)	(1.6)
Purchases of company common stock	—	(89.8)
Dividends paid	(114.7)	(107.9)
Net proceeds from issuance of company common stock	2,942.0	—
Net proceeds from issuance of company common stock under employee stock plans	108.6	172.3
Tax benefits from stock-based compensation awards	55.6	30.6
Other financing activities, net	(4.9)	(0.8)

Net cash provided by financing activities	5,820.9	2.1

Exchange Rate Effect on Cash	22.2	(88.8)

(Decrease) Increase in Cash and Cash Equivalents	(5,241.1)	557.1
Cash and Cash Equivalents at Beginning of Period	5,826.0	805.6

Cash and Cash Equivalents at End of Period	$584.9	$1,362.7

See Note 13 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders'
(In millions)	Shares	Amount	Par Value	Earnings	Shares	Amount	Items	Equity

Balance at December 31, 2012	413.5	$413.5	$10,501.1	$7,697.3	56.0	$(2,996.8)	$(150.4)	$15,464.7

Issuance of shares under employees' and directors' stock plans	4.6	4.6	171.6	—	0.3	(19.3)	—	156.9
Stock-based compensation	—	—	43.7	—	—	—	—	43.7
Tax benefit related to employees' and directors' stock plans	—	—	28.4	—	—	—	—	28.4
Purchases of company common stock	—	—	—	—	1.3	(89.8)	—	(89.8)
Dividends declared	—	—	—	(108.3)	—	—	—	(108.3)
Net income	—	—	—	613.6	—	—	—	613.6
Other comprehensive items	—	—	—	—	—	—	(305.6)	(305.6)
Other	—	—	(0.8)	—	—	—	—	(0.8)

Balance at June 29, 2013	418.1	$418.1	$10,744.0	$8,202.6	57.6	$(3,105.9)	$(456.0)	$15,802.8

Balance at December 31, 2013	369.6	$369.6	$8,222.6	$8,753.3	7.6	$(412.2)	$(77.2)	$16,856.1
Issuance of shares under employees' and directors' stock plans	2.7	2.7	110.2	—	0.3	(30.9)	—	82.0
Issuance of shares	34.9	34.9	2,907.4	—	—	—	—	2,942.3
Stock-based compensation	—	—	56.0	—	—	—	—	56.0
Tax benefit related to employees' and directors' stock plans	—	—	55.5	—	—	—	—	55.5
Dividends declared	—	—	—	(120.3)	—	—	—	(120.3)
Net income	—	—	—	821.6	—	—	—	821.6
Other comprehensive items	—	—	—	—	—	—	(34.5)	(34.5)
Other	—	—	(0.1)	—	—	—	—	(0.1)

Balance at June 28, 2014	407.2	$407.2	$11,351.6	$9,454.6	7.9	$(443.1)	$(111.7)	$20,658.6

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

Interim Financial Statements
The interim consolidated financial statements presented herein have been prepared by the company, are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at June 28, 2014, the results of operations for the three- and six-month periods ended June 28, 2014, and June 29, 2013, and the cash flows for the six-month periods ended June 28, 2014, and June 29, 2013. Interim results are not necessarily indicative of results for a full year.

    The consolidated balance sheet presented as of December 31, 2013, has been derived from the audited consolidated financial statements as of that date. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain all information that is included in the annual financial statements and notes of the company. The consolidated financial statements and notes included in this report should be read in conjunction with the 2013 financial statements and notes included in the company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (SEC) on May 2, 2014.

Note 1 to the consolidated financial statements for 2013 describes the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no material changes in the company’s significant accounting policies during the six months ended June 28, 2014.

Warranty Obligations
Product warranties are included in other accrued expenses in the accompanying balance sheet. The changes in the carrying amount of warranty obligations are as follows:
	Six Months Ended
	June 28,	June 29,
(In millions)	2014	2013

Beginning Balance	$49.8	$48.7
Provision charged to income	38.2	34.8
Usage	(39.2)	(37.1)
Acquisitions	7.2	—
Adjustments to previously provided warranties, net	0.9	0.3
Other, net	—	(0.5)

Ending Balance	$56.9	$46.2

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Inventories
The components of inventories are as follows:
	June 28,	December 31,
(In millions)	2014	2013

Raw Materials	$461.3	$347.4
Work in Process	217.2	157.7
Finished Goods	1,255.3	989.4

Inventories	$1,933.8	$1,494.5

Property, Plant and Equipment\
Property, plant and equipment consists of the following:
	June 28,	December 31,
(In millions)	2014	2013

Land	$294.9	$212.2
Buildings and Improvements	1,025.4	821.0
Machinery, Equipment and Leasehold Improvements	2,569.2	2,047.9

Property, Plant and Equipment, at Cost	3,889.5	3,081.1
Less: Accumulated Depreciation and Amortization	1,417.5	1,313.7

Property, Plant and Equipment, at Cost, Net	$2,472.0	$1,767.4

Acquisition-related Intangible Assets
Acquisition-related intangible assets are as follows:
	June 28, 2014			December 31, 2013
		Accumulated			Accumulated
(In millions)	Gross	Amortization	Net	Gross	Amortization	Net

Definite Lived	$18,715.2	$(4,937.8)	$13,777.4	$10,121.8	$(4,388.2)	$5,733.6
Indefinite Lived	1,844.2	—	1,844.2	1,337.7	—	1,337.7

Acquisition-related Intangible Assets	$20,559.4	$(4,937.8)	$15,621.6	$11,459.5	$(4,388.2)	$7,071.3

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

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Recent Accounting Pronouncements
         In May 2014, the FASB issued new revenue recognition guidance which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity's nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for the company in 2017. Early adoption is not permitted. The company is currently evaluating the impact the standard will have on its consolidated financial statements.

In April 2014, the FASB issued new guidance on reporting discontinued operations and disclosures of disposals. Under the new guidance, only disposals representing a strategic shift in operations will be presented as discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of the company that does not qualify for discontinued operations reporting. This guidance is effective for the company in 2015. Adoption of this standard is not expected to have a material impact on the company’s consolidated financial statements.

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

Acquisitions have been accounted for using the purchase method of accounting, and the acquired companies’ results have been included in the accompanying financial statements from their respective dates of acquisition. Acquisition transaction costs are recorded in selling, general and administrative expenses as incurred.

2014
On February 3, 2014, the company completed the acquisition of Life Technologies Corporation within the Life Sciences Solutions segment for a total purchase price of $15.30 billion, net of cash acquired, including the assumption of $2.28 billion of debt. The company issued debt and common stock in late 2013 and early 2014 to partially fund the acquisition (Notes 9 and 11). Life Technologies provides innovative products and services to customers conducting scientific research and genetic analysis, as well as those in applied markets, such as forensics and food safety testing. The acquisition of Life Technologies extends customer reach and broadens the company’s offerings in biosciences; genetic, medical and applied sciences; and bioproduction. Life Technologies’ revenues totaled $3.87 billion in 2013. The purchase price exceeded the fair value of the identifiable net assets and, accordingly, $7.12 billion was allocated to goodwill, substantially none of which is tax deductible.

In addition, in 2014, the company acquired an animal health diagnostics company within the Life Sciences Solutions segment for $34 million, net of cash acquired.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	The components of the purchase price and net assets acquired for 2014 acquisitions are as follows:

(In millions)	Life Technologies	Other	Total

Purchase Price
Cash paid	$13,487.3	$41.7	$13,529.0
Debt assumed	2,279.7	—	2,279.7
Purchase price payable	—	4.0	4.0
Cash acquired	(463.0)	(11.5)	(474.5)

	$15,304.0	$34.2	$15,338.2

Net Assets Acquired
Current assets	$1,768.1	$18.4	$1,786.5
Property, plant and equipment	752.3	1.1	753.4
Definite-lived intangible assets:
Customer relationships	5,864.0	5.5	5,869.5
Product technology	2,624.6	5.5	2,630.1
Tradenames and other	240.6	—	240.6
Indefinite-lived intangible assets:
Tradenames	448.2	—	448.2
In-process research and development	58.4	—	58.4
Goodwill	7,123.5	12.5	7,136.0
Other assets	251.8	0.1	251.9
Liabilities assumed	(3,827.5)	(8.9)	(3,836.4)

	$15,304.0	$34.2	$15,338.2

         The weighted-average amortization periods for intangible assets acquired in 2014 are 16 years for customer relationships, 11 years for product technology and 9 years for definite-lived tradenames and other. The weighted average amortization period for all definite-lived intangible assets acquired in 2014 is 14 years.

The net assets acquired have been recorded based on estimates of fair value. The company is not aware of any incomplete aspects of the purchase price allocation for Life Technologies except for the ongoing evaluation of the value attributable to various tradenames as of the acquisition date as well as their designation as indefinite-lived or definite-lived. The company expects the evaluation and any resulting changes to the purchase price allocation to be completed in the second half of 2014.

Unaudited Pro Forma Information
The company acquired Life Technologies in February 2014. Revenues of Life Technologies after the date of acquisition are included in the accompanying statement of income and totaled approximately $0.96 billion and $1.62 billion in the three and six months ended June 28, 2014, respectively. Immediately upon the closing of the acquisition, the company began integrating Life Technologies and as such the legacy and acquired businesses are now sharing various selling, general and administrative functions. As a result, computing a separate measure of Life Technologies’ stand-alone profitability for periods after the acquisition date is not practical.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Had the acquisition of Life Technologies been completed as of the beginning of 2013, the company’s pro forma results for 2014 and 2013 would have been as follows:

	Three Months Ended	Six Months Ended
	June 29,	June 28,	June 29,
(In millions except per share amounts)	2013	2014	2013

Revenues	$4,153.6	$8,501.5	$8,268.6

Income from Continuing Operations	$319.8	$1,114.9	$326.2

Net Income	$319.6	$1,114.9	$321.4

Earnings per Share from Continuing Operations:
Basic	$0.81	$2.80	$0.83
Diluted	$0.80	$2.77	$0.82

Earnings per Share:
Basic	$0.81	$2.80	$0.82
Diluted	$0.80	$2.77	$0.81

    Pro forma results include non-recurring pro forma adjustments that were directly attributable to the business combination, as follows:

•
Pre tax charge to selling, general and administrative expenses of $208.2 million in the six months ended June 29, 2013, for acquisition-related transaction costs incurred by the company and Life Technologies;

•
Pre tax charge to cost of revenues of $55.4 million and $301.4 million in the three and six months ended June 29, 2013, for the sale of Life Technologies inventories revalued at the date of acquisition;

•	Pre tax charge of $91.7 million in the six months ended June 29, 2013, for monetizing equity awards held by Life Technologies’ employees at the date of acquisition;

•	Pre tax charge of $37.6 million in the six months ended June 29, 2013, to conform the accounting policies of Life Technologies with the company's accounting policies; and

•
Pre tax reduction of revenues of $5.2 million, $4.7 million and $16.8 million in the three months ended June 29, 2013 and the six months ended June 28, 2014 and June 29, 2013, respectively, for revaluing Life Technologies’ deferred revenue obligations to fair value.

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

Dispositions

On July 17, 2014, the company announced that it had entered an agreement to sell its Cole-Parmer specialty channel business, part of the Laboratory Products and Services segment, for $480 million in cash. The transaction is expected to close in the third quarter of 2014, subject to customary closing conditions and applicable regulatory approvals. Revenues and operating income of the business to be sold were approximately $232 million and $43 million, respectively, for the year ended December 31, 2013 and $119 million and $23 million, respectively, in the first half of 2014.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

    The assets and liabilities of the Cole-Parmer business were as follows at June 28, 2014:

June 28,
(In millions)	2014

Current Assets	$39.5
Long-term Assets	400.3
Current Liabilities	15.5
Long-term Liabilities	84.1

    On March 21, 2014, the company sold its sera and media, gene modulation and magnetic beads businesses to GE Healthcare for $1.05 billion, net of cash divested, or $0.8 billion of after-tax proceeds. The businesses fell principally in the Life Sciences Solutions segment. Divestiture of these businesses was a condition to obtaining antitrust approval for the Life Technologies acquisition. Revenues and operating income of the businesses sold were approximately $250 million and $64 million, respectively, for the year ended December 31, 2013 and $61 million and $12 million, respectively, in 2014 through the date of sale. The sale of these businesses resulted in a pre-tax gain of approximately $761 million, included in restructuring and other costs (income), net.

The assets and liabilities of the businesses sold in March 2014 were as follows at December 31, 2013:
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

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Business Segment Information

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(In millions)	2014	2013	2014	2013

Revenues
Life Sciences Solutions	$1,103.1	$181.0	$1,938.6	$353.6
Analytical Instruments	793.4	761.0	1,563.3	1,501.1
Specialty Diagnostics	855.1	793.6	1,668.8	1,599.2
Laboratory Products and Services	1,699.4	1,595.0	3,289.9	3,151.3
Eliminations	(129.1)	(90.5)	(235.2)	(173.6)

Consolidated revenues	4,321.9	3,240.1	8,225.4	6,431.6

Segment Income
Life Sciences Solutions (a)	299.1	43.5	543.7	84.5
Analytical Instruments (a)	130.4	125.3	261.3	245.8
Specialty Diagnostics (a)	236.4	216.3	457.4	439.2
Laboratory Products and Services (a)	257.7	238.7	491.7	469.4

Subtotal reportable segments (a)	923.6	623.8	1,754.1	1,238.9

Cost of revenues charges	(156.1)	(13.1)	(324.6)	(26.3)
Selling, general and administrative charges, net	(14.9)	(22.6)	(97.7)	(23.9)
Restructuring and other (costs) income, net	(60.9)	(21.5)	521.3	(43.0)
Amortization of acquisition-related intangible assets	(343.6)	(191.2)	(629.5)	(383.2)

Consolidated operating income	348.1	375.4	1,223.6	762.5
Other expense, net (b)	(111.6)	(95.4)	(212.7)	(139.6)

Income from continuing operations before income taxes	$236.5	$280.0	$1,010.9	$622.9

Depreciation
Life Sciences Solutions	$36.3	$4.1	$60.3	$8.2
Analytical Instruments	9.2	9.8	19.6	20.0
Specialty Diagnostics	19.2	18.1	38.0	36.6
Laboratory Products and Services	26.5	26.0	53.0	52.2

Consolidated depreciation	$91.2	$58.0	$170.9	$117.0

(a)	Represents operating income before certain charges to cost of revenues and selling, general and administrative expenses; restructuring and other costs, net; and amortization of acquisition-related intangibles.
(b)	The company does not allocate other expense, net to its segments.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4. Other Expense, Net
The components of other expense, net, in the accompanying statement of income are as follows:
	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(In millions)	2014	2013	2014	2013

Interest Income	$16.0	$7.1	$27.9	$14.3
Interest Expense	(129.1)	(64.4)	(246.9)	(128.8)
Other Items, Net	1.5	(38.1)	6.3	(25.1)

Other Expense, Net	$(111.6)	$(95.4)	$(212.7)	$(139.6)

Other Items, Net
In the first six months of 2014, other items, net includes $5 million of gains from the sale of equity and available-for-sale investments. In the first six months of 2013, other items, net includes $41 million of charges related to amortization of fees paid to obtain bridge financing commitments related to the acquisition of Life Technologies, offset in part by a $2 million gain from additional proceeds from the prior sale of an equity investment. In the first quarter of 2013, the company irrevocably contributed appreciated available-for-sale investments that had a fair value of $27 million to two of its U.K. defined benefit plans, resulting in realization of a previously unrecognized gain of $11 million.

Note 5. Stock-based Compensation Expense
	The components of stock-based compensation expense are as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(In millions)	2014	2013	2014	2013

Stock Option Awards	$11.7	$10.6	$22.4	$20.2
Restricted Unit Awards	19.1	12.7	33.6	23.5

Total Stock-based Compensation Expense	$30.8	$23.3	$56.0	$43.7

    As of June 28, 2014, there was $104 million of total unrecognized compensation cost related to unvested stock options granted. The cost is expected to be recognized through 2018 with a weighted average amortization period of 2.7 years.

    As of June 28, 2014, there was $142 million of total unrecognized compensation cost related to unvested restricted stock unit awards. The cost is expected to be recognized through 2017 with a weighted average amortization period of 2.5 years.

    During the first six months of 2014, the company made equity compensation grants to employees consisting of 1.0 million service- and performance-based restricted stock units and options to purchase 2.5 million shares.

    Certain pre-acquisition equity awards of Life Technologies were converted to rights to receive future cash payments over the remaining vesting period. In addition to stock-based compensation, which is included in the above table, in the three- and six-month periods ended June 28, 2014, the company recorded expense for cash-in-lieu of equity of $10.0 million and $17.1 million, respectively, related to these arrangements.

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

Net periodic benefit costs for the company’s defined benefit pension plans include the following components:
	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(In millions)	2014	2013	2014	2013

Service Cost - Benefits Earned	$5.0	$5.8	$9.6	$9.4
Interest Cost on Benefit Obligation	23.5	11.9	43.6	23.9
Expected Return on Plan Assets	(25.1)	(13.2)	(46.2)	(26.4)
Amortization of Net Loss	2.1	2.9	4.0	5.7
Amortization of Prior Service Benefit	(0.1)	(0.1)	(0.1)	(0.2)
Special Termination Benefits	—	0.4	—	0.5

Net Periodic Benefit Cost	$5.4	$7.7	$10.9	$12.9
Note 7. Income Taxes
    The provision for income taxes in the accompanying statement of income differs from the provision calculated by applying the statutory federal income tax rate of 35% to income from continuing operations before provision for income taxes due to the following:

	Six Months Ended
	June 28,	June 29,
(In millions)	2014	2013

Provision for Income Taxes at Statutory Rate	$353.8	$218.0

Increases (Decreases) Resulting From:
Foreign rate differential	(60.8)	(119.8)
Impact of change in tax laws and apportionment on deferred taxes	(25.9)	(1.8)
Foreign and research and development tax credits	(59.4)	(79.5)
Manufacturing deduction	(8.9)	(13.4)
State income taxes, net of federal tax	23.1	(1.8)
Nondeductible expenses	3.3	3.3
Provision of tax reserves, net	25.3	—
Basis difference on disposal of businesses	(61.9)	—
Other, net	0.7	(0.5)

	$189.3	$4.5

    The company’s unrecognized tax benefits increased to $259.8 million at June 28, 2014, from $134.2 million at December 31, 2013. Of the total increase, $100.3 million resulted from the acquisition of Life Technologies and $54.4 million resulted from the provision of tax reserves, primarily related to the sale of the divested businesses and a tax matter in a foreign jurisdiction, offset in part by a reduction of $29.1 million from resolution of a tax matter for which a reserve had previously been established.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 8. Earnings per Share
	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(In millions except per share amounts)	2014	2013	2014	2013

Income from Continuing Operations	$278.5	$277.6	$821.6	$618.4
Loss from Discontinued Operations	—	(0.2)	—	(0.6)
Loss on Disposal of Discontinued Operations, Net	—	—	—	(4.2)

Net Income	$278.5	$277.4	$821.6	$613.6

Basic Weighted Average Shares	399.4	360.0	396.3	359.0
Plus Effect of:
Equity forward arrangement	—	—	0.3	—
Stock options and restricted units	3.7	3.5	4.1	3.6

Diluted Weighted Average Shares	403.1	363.5	400.7	362.6

Basic Earnings per Share:
Continuing operations	$.70	$.77	$2.07	$1.72
Discontinued operations	—	—	—	(.01)

	$.70	$.77	$2.07	$1.71

Diluted Earnings per Share:
Continuing operations	$.69	$.76	$2.05	$1.71
Discontinued operations	—	—	—	(.01)

	$.69	$.76	$2.05	$1.69

    Options to purchase 2.5 million, 1.8 million, 2.4 million and 1.8 million shares of common stock were not included in the computation of diluted earnings per share for the second quarter of 2014 and 2013 and first six months of 2014 and 2013, respectively, because their effect would have been antidilutive.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 9. Debt and Other Financing Arrangements
	Effective
	Interest Rate at	June 28,	December 31,
(Dollars in millions)	June 28, 2014	2014	2013

Commercial Paper	0.55%	$556.2	$250.0
Term Loan	1.62%	2,850.0	—
2.05% Senior Notes, Due 2014		—	300.0
3.25% Senior Notes, Due 2014	1.57%	400.0	400.0
4.40% Senior Notes, Due 2015	0.75%	500.0	—
3.20% Senior Notes, Due 2015	1.58%	450.0	450.0
5.00% Senior Notes, Due 2015	5.13%	250.0	250.0
3.50% Senior Notes, Due 2016	1.05%	400.0	—
3.20% Senior Notes, Due 2016	3.21%	900.0	900.0
2.25% Senior Notes, Due 2016	2.29%	1,000.0	1,000.0
1.30% Senior Notes, Due 2017	0.91%	900.0	900.0
1.85% Senior Notes, Due 2018	1.85%	500.0	500.0
2.40% Senior Notes, Due 2019	2.44%	900.0	900.0
6.00% Senior Notes, Due 2020	2.98%	750.0	—
4.70% Senior Notes, Due 2020	4.70%	300.0	300.0
5.00% Senior Notes, Due 2021	3.25%	400.0	—
4.50% Senior Notes, Due 2021	4.58%	1,000.0	1,000.0
3.60% Senior Notes, Due 2021	4.29%	1,100.0	1,100.0
3.15% Senior Notes, Due 2023	3.21%	800.0	800.0
4.15% Senior Notes, Due 2024	4.07%	1,000.0	1,000.0
5.30% Senior Notes, Due 2044	5.30%	400.0	400.0
Other		44.1	41.9

Total Borrowings at Par Value		15,400.3	10,491.9
Fair Value Hedge Accounting Adjustments		7.3	12.9
Unamortized Premium (Discount), Net		169.5	(17.5)

Total Borrowings at Carrying Value		15,577.1	10,487.3
Less: Short-term Obligations and Current Maturities		3,075.1	987.7

Long-term Obligations		$12,502.0	$9,499.6

    The effective interest rates for the fixed-rate debt include the stated interest on the notes, the accretion of any discount or amortization of any premium and, if applicable, adjustments related to hedging.

See Note 12 for fair value information pertaining to the company’s long-term obligations.
Credit Facilities
The company has a revolving credit facility with a bank group that provides for up to $1.50 billion of unsecured multi-currency revolving credit. The facility expires in July 2018. The agreement calls for interest at either a LIBOR-based rate or a rate based on the prime lending rate of the agent bank, at the company’s option. The agreement contains affirmative, negative and financial covenants, and events of default customary for financings of this type. The financial covenant requires the company to maintain a Consolidated Leverage Ratio of debt to EBITDA (as defined in the agreement) below 5.5 to 1.0 until August 2014 and decreasing, based on the passage of time, to 3.5 to 1.0, by August 2015 and an Interest Coverage Ratio of EBITDA (as defined in the agreement) to interest expense of 3.0 to 1.0. The credit agreement permits the company to use the facility for working capital; acquisitions; repurchases of common stock, debentures and other securities; the refinancing of debt; and general corporate purposes. The credit agreement allows for the issuance of letters of credit, which reduces the amount available for borrowing. If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of June 28, 2014, no borrowings were outstanding under the facility, although available capacity was reduced by approximately $58 million as a result of outstanding letters of credit.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Commercial Paper Program
The company has a U.S. commercial paper program pursuant to which it may issue and sell unsecured, short-term promissory notes (CP Notes). Maturities may not exceed 397 days from the date of issue and the CP Notes rank pari passu with all of the company’s other unsecured and unsubordinated indebtedness. CP Notes are issued on a private placement basis under customary terms in the commercial paper market and are not redeemable prior to maturity nor subject to voluntary prepayment. CP Notes are issued at a discount from par, or, alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. As of June 28, 2014, outstanding borrowings under this program were $556 million, with a weighted average remaining period to maturity of 37 days. The weighted average interest rate on the outstanding CP Notes as of June 28, 2014 was 0.55%.

Term Loan
In connection with the acquisition of Life Technologies, the company entered into a 3-year unsecured term loan agreement. The term loan agreement calls for interest at either a LIBOR-based rate or a rate based on the prime lending rate of the agent bank, at the company’s option. The term loan agreement contains affirmative, negative and financial covenants, and events of default customary for financings of this type. The financial covenants require the company to maintain a Consolidated Leverage Ratio of debt to EBITDA (as defined in the agreements) below 5.5 to 1.0 until August 2014 and decreasing, based on the passage of time, to 3.5 to 1.0, by August 2015. The company must also maintain a minimum interest coverage ratio of 3.0 to 1.0. As of June 28, 2014, outstanding borrowings under the term loan agreement were $2.85 billion. The company is required to make minimum periodic payments totaling $375 million, $1.00 billion and $1.00 billion in the remainder of 2014 and in 2015 and 2016, respectively. The remaining balance is due in February 2017. Borrowings may be prepaid without penalty.

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

Interest Rate Swap Arrangements
In 2013, upon the issuance of $900 million principal amount of 1.30% Senior Notes due 2017, the company entered into LIBOR-based interest rate swap arrangements with various banks. The aggregate amount of the swaps is equal to the principal amount of the 1.30% Notes and the payment dates of the swaps coincide with the payment dates of the 1.30% Notes. The swap contracts provide for the company to pay a variable interest rate of one-month LIBOR plus a spread of 0.6616% (0.8126% at June 28, 2014) and to receive a fixed rate of 1.30%. The variable interest rate resets monthly. The swaps have been accounted for as a fair value hedge of the 1.30% Notes. See Note 12 for additional information.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 10. Commitments and Contingencies
    There are various lawsuits and claims pending against the company involving product liability, intellectual property, contract, commercial and other issues. The company establishes a liability that is an estimate of amounts needed to pay damages in the future for events that have already occurred. The company accrues the most likely amount or at least the minimum of the range of probable loss when a range of probable loss can be estimated. The accrued liabilities are based on management’s judgment as to the probability of losses for asserted and unasserted claims and, where applicable, actuarially determined estimates. The reserve estimates are adjusted as additional information becomes known or payments are made.

    The company records estimated amounts due from insurers related to certain product liabilities as an asset. Although the company believes that the amounts reserved and estimated recoveries are probable and appropriate based on available information, including actuarial studies of loss estimates, the process of estimating losses and insurance recoveries involves a considerable degree of judgment by management and the ultimate amounts could vary materially. Insurance contracts do not relieve the company of its primary obligation with respect to any losses incurred. The collectability of amounts due from its insurers is subject to the solvency and willingness of the insurer to pay, as well as the legal sufficiency of the insurance claims. Management monitors the financial condition and ratings of its insurers on an ongoing basis.

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

    On September 29, 2009, Life Technologies filed a complaint against Illumina, Inc. and Solexa, Inc. in the United States District Court for the District of Delaware alleging infringement of patents relating to clonal amplification of nucleic acids by Illumina’s next generation Genome Analyzer, HiSeq, and MiSeq DNA sequencing systems. Illumina asserted counterclaims in that case alleging infringement of patents relating to optical tracking, generating linked pairs of nucleic acid segments, and genome-wide variation analysis by Life Technologies’ next generation SOLiD sequencing system and Ion Torrent’s semiconductor sequencing system. On April 6, 2011, the case was transferred to the United States District Court for the Southern District of California. Life Technologies seeks damages for alleged willful infringement, attorneys’ fees, costs, pre- and post-judgment interest, and injunctive relief. On its counterclaims, Illumina seeks damages for alleged infringement, attorneys’ fees, costs, pre- and post-judgment interest, and injunctive relief. Final judgment of non-infringement in Illumina’s favor was entered on April 28, 2014, and Life Technologies filed an appeal from that judgment with the United States Court of Appeals for the Federal Circuit.

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

Changes in each component of accumulated other comprehensive items, net of tax are as follows:
(In millions)	Currency Translation Adjustment	Unrealized Gains (Losses) on Available-for- Sale Investments	Unrealized Gains (Losses) on Hedging Instruments	Pension and Other Postretirement Benefit Liability Adjustment	Total

Balance at December 31, 2013	$112.0	$1.3	$(23.9)	$(166.6)	$(77.2)
Other comprehensive income (loss) before reclassifications	(36.4)	1.8	—	(2.6)	(37.2)
Amounts reclassified from accumulated other comprehensive items	—	(1.4)	1.5	2.6	2.7

Net other comprehensive items	(36.4)	0.4	1.5	—	(34.5)

Balance at June 28, 2014	$75.6	$1.7	$(22.4)	$(166.6)	$(111.7)

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The amounts reclassified out of accumulated other comprehensive items are as follows:
		Six Months Ended
	Affected Line Item in the	June 28,	June 29,
(In millions)	Statement of Income	2014	2013

Amounts Reclassified From Accumulated Other Comprehensive Items
Unrealized gains and losses on available-for-sale investments:
Realized gain on sale or transfer of available-for- sale investments	Other Expense, Net	$(1.4)	$(10.5)
Tax provision	Provision for Income Taxes	—	2.5

		(1.4)	(8.0)

Unrealized gains and losses on hedging instruments:
Realized loss on interest rate swaps and locks	Other Expense, Net	2.4	2.6
Tax benefit	Provision for Income Taxes	(0.9)	(1.0)

		1.5	1.6

Pension and other postretirement benefit liability adjustment:
Amortization of actuarial losses	Net Periodic Benefit Cost -	4.0	5.8
Amortization of prior service benefit	see Note 6 for details	(0.2)	(0.2)

Total before tax		3.8	5.6
Tax benefit	Provision for Income Taxes	(1.2)	(1.8)

		2.6	3.8

Total reclassifications		$2.7	$(2.6)

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
The following table presents information about the company’s financial assets and liabilities measured at fair value on a recurring basis as of June 28, 2014:
	June 28,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2014	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents	$19.7	$19.7	$—	$—
Bank time deposits	21.0	21.0	—	—
Investments in mutual funds, unit trusts and other similar instruments	10.0	10.0	—	—
Insurance contracts	101.8	—	101.8	—
Derivative contracts	3.9	—	3.9	—

Total Assets	$156.4	$50.7	$105.7	$—

Liabilities
Derivative contracts	$6.8	$—	$6.8	$—
Contingent consideration	32.0	—	—	32.0

Total Liabilities	$38.8	$—	$6.8	$32.0

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

    The company determines the fair value of its insurance contracts by obtaining the cash surrender value of the contracts from the issuer. The fair value of derivative contracts is the estimated amount that the company would receive/pay upon liquidation of the contracts, taking into account the change in interest rates and currency exchange rates. The company determined the fair value of the auction rate securities by obtaining indications of value from brokers/dealers. The company determines the fair value of acquisition-related contingent consideration based on assessment of the probability that the company would be required to make such future payment. Changes to the fair value of contingent consideration are recorded in selling, general and administrative expense.

In the second quarter of 2014, the company sold all of the auction rate securities and realized a net gain of $1.4 million. There was no significant activity within the auction rate securities during 2013. The following table provides a rollforward of the fair value, as determined by Level 3 inputs, of the contingent consideration.

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(In millions)	2014	2013	2014	2013

Contingent Consideration
Beginning Balance	$33.1	$20.0	$5.1	$20.1
Acquisition	—	—	29.1	—
Payments	(5.0)	—	(6.1)	—
Change in fair value included in earnings	3.6	13.6	3.6	13.6
Currency translation	0.3	0.1	0.3	—

Ending Balance	$32.0	$33.7	$32.0	$33.7

    The notional amounts of derivative contracts outstanding, consisting of currency exchange contracts and interest rate swaps, totaled $3.50 billion and $2.03 billion at June 28, 2014 and December 31, 2013, respectively.

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

	Fair Value – Assets		Fair Value – Liabilities
	June 28,	December 31,	June 28,	December 31,
(In millions)	2014	2013	2014	2013

Derivatives Designated as Hedging Instruments
Interest rate swaps (a)	$—	$—	$1.4	$5.2
Derivatives Not Designated as Hedging Instruments
Currency exchange contracts (b)	3.9	3.8	5.4	1.3

(a)	The fair value of the interest rate swaps is included in the consolidated balance sheet under the caption other long-term liabilities.
(b)	The fair value of the currency exchange contracts is included in the consolidated balance sheet under the captions other current assets or other accrued expenses.

	Gain (Loss) Recognized
	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(In millions)	2014	2013	2014	2013

Derivatives Designated as Fair Value Hedges
Interest rate swaps - effective portion	$1.0	$—	$2.1	$—
Interest rate swaps - ineffective portion	1.1	—	1.8	—
Derivatives Not Designated as Fair Value Hedges
Currency exchange contracts
Included in cost of revenues	$3.4	$(0.5)	$4.2	$0.5
Included in other expense, net	(0.5)	(1.9)	0.2	14.8

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

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Fair Value of Other Financial Instruments
The carrying value and fair value of the company’s notes receivable and debt obligations are as follows:
	June 28, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
(In millions)	Value	Value	Value	Value

Notes Receivable	$6.8	$6.8	$7.6	$7.6

Debt Obligations:
Senior notes	$12,126.8	$12,486.8	$10,195.4	$10,304.8
Term loan	2,850.0	2,850.0	—	—
Commercial paper	556.2	556.2	250.0	250.0
Other	44.1	44.1	41.9	41.9

	$15,577.1	$15,937.1	$10,487.3	$10,596.7

    The fair value of debt obligations was determined based on quoted market prices and on borrowing rates available to the company at the respective period ends which represent level 2 measurements.

Note 13. Supplemental Cash Flow Information
	Six Months Ended
	June 28,	June 29,
(In millions)	2014	2013

Non-cash Activities
Fair value of assets of acquired businesses	$19,649.1	$—
Cash paid for acquired businesses	(13,529.0)	—

Liabilities assumed of acquired businesses	$6,120.1	$—

Fair value of available-for-sale investments contributed to defined
benefit plans	$—	$27.1

Declared but unpaid dividends	$61.4	$55.2

Issuance of stock upon vesting of restricted stock units	$76.8	$53.5

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 14. Restructuring and Other Costs (Income), Net
Restructuring and other costs (income) in the first six months of 2014 primarily included the gain on sale of the company’s sera and media, gene modulation and magnetic beads businesses to GE Healthcare, offset in part by sales of inventories revalued at the date of acquisition, cash compensation to monetize certain equity awards held by Life Technologies’ employees at the date of acquisition, acquisition transaction costs, severance obligations payable to former Life Technologies’ executives and employees, charges to conform the accounting policies of Life Technologies with the company’s accounting policies and, to a lesser extent, continuing charges for headcount reductions and facility consolidations in an effort to streamline operations, including the closure and consolidation of operations within several facilities in the U.S., Europe and Asia. In the first six months of 2014, severance actions associated with facility consolidations and cost reduction measures affected less than 1% of the company’s workforce.

    As of August 1, 2014, the company has identified restructuring actions that will result in additional charges of approximately $70 million, primarily in the remainder of 2014 which will be recorded when specified criteria are met, such as abandonment of facilities.

Second Quarter of 2014
During the second quarter of 2014, the company recorded net restructuring and other costs by segment as follows:
(In millions)	Cost of Revenues	Selling, General and Administrative Expenses	Restructuring and Other Costs, Net	Total

Life Sciences Solutions	$155.8	$12.3	$47.4	$215.5
Analytical Instruments	—	1.1	3.1	4.2
Specialty Diagnostics	0.2	1.5	4.9	6.6
Laboratory Products and Services	0.1	—	4.0	4.1
Corporate	—	—	1.5	1.5

	$156.1	$14.9	$60.9	$231.9

The components of net restructuring and other costs by segment are as follows:
Life Sciences Solutions
The Life Sciences Solutions segment recorded $215.5 million of net restructuring and other charges in the second quarter of 2014. The segment recorded charges to cost of revenues of $155.8 million primarily for sales of inventories revalued at the date of acquisition; charges to selling, general and administrative expenses of $12.3 million primarily for transaction costs related to the acquisition of Life Technologies (Note 2); and $47.4 million of other restructuring costs, net, $39.7 million of which were cash costs. These costs, which were associated with headcount reductions and facility consolidations including the consolidation of various facilities in the U.S., consisted of $34.2 million of severance; $0.8 million of abandoned facility costs; and $4.7 million of other cash costs, including retention and outplacement costs. The segment also recorded a $10.9 million provision for losses on pre-acquisition litigation-related matters and a $3.2 million net gain on the sale of businesses.

Analytical Instruments
The Analytical Instruments segment recorded $4.2 million of net restructuring and other charges in the second quarter of 2014. The segment recorded charges to selling, general and administrative expenses of $1.1 million primarily for changes in estimates of contingent consideration for acquisitions and $3.1 million of other restructuring costs, net, $3.0 million of which were cash costs. These cash costs, which were associated with headcount reductions and facility consolidations including the consolidation and closure of several facilities in the U.S. and Europe, consisted of $1.4 million of severance; $0.8 million of abandoned facility costs; and $0.8 million of other cash costs related to facility consolidations.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Specialty Diagnostics
The Specialty Diagnostics segment recorded $6.6 million of net restructuring and other charges in the second quarter of 2014. The segment recorded charges to selling, general and administrative expenses of $1.5 million for changes in estimates of contingent consideration for an acquisition and $4.9 million of other restructuring costs, all of which were cash costs primarily associated with headcount reductions as well as the consolidation of a facility in Europe with existing facilities in Europe and China. The cash costs included $2.6 million of severance and the remainder principally for outplacement costs for severed employees and moving expenses associated with facility consolidations.

Laboratory Products and Services
The Laboratory Products and Services segment recorded $4.1 million of net restructuring and other charges in the second quarter of 2014. The segment recorded $3.9 million of cash costs which were associated with headcount reductions and facility consolidations to streamline operations, including $2.2 million of severance and $1.4 million of abandoned facility costs.

Corporate
During the second quarter of 2014, the company recorded $1.5 million of net restructuring and other charges primarily for a writedown to estimated disposal value of a fixed asset held for sale.
First Six Months of 2014
During the first six months of 2014, the company recorded net restructuring and other costs (income) as follows:
(In millions)	Cost of Revenues	Selling, General and Administrative Expenses	Restructuring and Other Costs (Income), Net	Total

Life Sciences Solutions	$324.8	$95.1	$(540.7)	$(120.8)
Analytical Instruments	(0.8)	1.1	4.3	4.6
Specialty Diagnostics	0.4	1.5	7.7	9.6
Laboratory Products and Services	0.2	—	5.2	5.4
Corporate	—	—	2.2	2.2

	$324.6	$97.7	$(521.3)	$(99.0)

The components of net restructuring and other costs (income) by segment are as follows:
Life Sciences Solutions
In the first six months of 2014, the Life Sciences Solutions segment recorded $120.8 million of other income, net of restructuring costs. The segment recorded a net gain of $760.4 million primarily from the divestiture of its sera and media, gene modulation and magnetic beads businesses (see Note 2). The gain was partially offset by restructuring and other charges including charges to cost of revenues of $324.8 million, consisting of $302.3 million of charges for sales of inventories revalued at the date of acquisition and $21.4 million of costs to conform the accounting policies of Life Technologies with the company’s accounting policies. The segment also recorded charges to selling, general and administrative expenses of $95.1 million, including $77.9 million of transaction costs related to the acquisition of Life Technologies (Note 2) and $16.2 million of costs to conform the accounting policies of Life Technologies with the company’s accounting policies. In addition, the segment recorded $208.5 million of cash restructuring costs, including $91.7 million for cash compensation to monetize certain equity awards held by Life Technologies’ employees at the date of acquisition with the remainder principally for severance obligations payable to former Life Technologies’ executives and employees as well as costs related to the consolidation of various facilities in the U.S. The segment also recorded a $10.9 million provision for losses on pre-acquisition litigation-related matters.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Analytical Instruments
In the first six months of 2014, the Analytical Instruments segment recorded $4.6 million of net restructuring and other charges. The segment recorded a net reduction in cost of revenues of $0.8 million; $1.1 million of charges to selling, general and administrative expenses for changes in estimates of contingent consideration; and $4.3 million of other costs, net. These other costs were primarily cash costs including abandoned facility costs and moving and other expenses associated with facility consolidations.

Specialty Diagnostics
In the first six months of 2014, the Specialty Diagnostics segment recorded $9.6 million of net restructuring and other charges, including $1.5 million of charges to selling, general and administrative expenses for changes in estimates of contingent consideration for an acquisition and $8.7 million of cash costs. The cash costs included $4.7 million for severance with the remainder principally for other costs associated with facility consolidations, including the consolidation of a facility in Europe with existing facilities in Europe and China. In addition, the segment recorded $1.0 million of income, net, primarily from a gain on the divestiture of a small business unit.

Laboratory Products and Services
In the first six months of 2014, the Laboratory Products and Services segment recorded $5.4 million of net restructuring and other charges, of which $5.0 million were cash costs primarily for severance and abandoned facility costs.

Corporate
In the first six months of 2014, the company recorded $2.2 million of net restructuring and other charges, including a writedown to estimated disposal value of a fixed asset held for sale and cash costs of $0.9 million for severance at its corporate operations.

    The following table summarizes the cash components of the company’s restructuring plans. The non-cash components and other amounts reported as restructuring and other costs, net, in the accompanying statement of income have been summarized in the notes to the tables. Accrued restructuring costs are included in other accrued expenses in the accompanying balance sheet.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

		Abandonment
(In millions)	Severance	of Excess Facilities	Other (a)	Total

Pre-2013 Restructuring Plans
Balance At December 31, 2013	$6.6	$8.0	$0.3	$14.9
Costs incurred in 2014 (b)	1.1	1.9	—	3.0
Reserves reversed	(1.3)	—	(0.1)	(1.4)
Payments	(2.4)	(1.8)	(0.1)	(4.3)
Currency translation	(0.3)	—	—	(0.3)

Balance At June 28, 2014	$3.7	$8.1	$0.1	$11.9

2013 Restructuring Plans
Balance At December 31, 2013	$22.0	$1.4	$2.2	$25.6
Costs incurred in 2014 (b)	4.9	1.7	5.3	11.9
Reserves reversed	(2.4)	(0.2)	(0.1)	(2.7)
Payments	(13.6)	(1.7)	(4.7)	(20.0)
Currency translation	0.1	0.2	—	0.3

Balance At June 28, 2014	$11.0	$1.4	$2.7	$15.1

2014 Restructuring Plans
Costs incurred in 2014 (b)	$111.9	$1.2	$84.2	$197.3
Payments	(82.6)	(0.4)	(80.5)	(163.5)
Currency translation	0.1	—	—	0.1

Balance At June 28, 2014	$29.4	$0.8	$3.7	$33.9

(a)
Other includes cash charges to monetize certain equity awards held by employees of Life Technologies at the date of acquisition, as well as employee retention costs which are accrued ratably over the period through which employees must work to qualify for a payment.

(b)
Excludes a $761.8 million net gain on the sale of businesses, principally the company’s sera and media, gene modulation and magnetic beads businesses; $19.6 million of cash compensation to monetize certain equity awards held by Life Technologies’ employees at the date of acquisition that was paid by Life Technologies prior to the acquisition; $10.9 million of provision for losses on pre-acquisition litigation-related matters of Life Technologies; and an aggregate of $1.9 million of non-cash charges, net.

The company expects to pay accrued restructuring costs as follows: severance, primarily through the first half of 2015; employee-retention obligations and other costs, primarily through 2014; and abandoned-facility payments, over lease terms expiring through 2020.

Note 15. Discontinued Operations
In 2013, the company recorded an after-tax charge of $4.2 million for the estimated cost to raze certain abandoned facilities of discontinued operations prior to the planned sale of the related land.

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

On February 3, 2014, the company completed the acquisition of Life Technologies Corporation for a total purchase price of $15.30 billion, net of cash acquired, including the assumption of $2.28 billion of debt. The company issued debt and common stock in late 2013 and early 2014 to partially fund the acquisition discussed below under the caption “Liquidity and Capital Resources”. Life Technologies provides innovative products and services to customers conducting scientific research and genetic analysis, as well as those in applied markets, such as forensics and food safety testing. Life Technologies’ revenues totaled $3.87 billion in 2013.

On March 21, 2014, the company sold its sera and media, gene modulation and magnetic beads businesses to GE Healthcare for $1.05 billion, net of cash divested, subject to a post-closing adjustment. The sale of these businesses resulted in a pre-tax gain of approximately $761 million included in restructuring and other costs, net. The businesses fell principally in the Life Sciences Solutions segment. Divestiture of these businesses was a condition to obtaining antitrust approval for the Life Technologies acquisition. Revenues and operating income of the businesses sold were approximately $250 million and $64 million, respectively, for the year ended December 31, 2013 and $61 million and $12 million, respectively, in 2014 through the date of sale.

On July 17, 2014, the company announced that it had entered an agreement to sell its Cole-Parmer specialty channel business, part of the Laboratory Products and Services segment, for $480 million in cash. The transaction is expected to close in the third quarter of 2014, subject to customary closing conditions and applicable regulatory approvals. Revenues and operating income of the business to be sold were approximately $232 million and $43 million, respectively, for the year ended December 31, 2013 and $119 million and $23 million, respectively, in the first half of 2014.

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

	Three Months Ended				Six Months Ended
	June 28,		June 29,		June 28,		June 29,
(Dollars in millions)	2014		2013		2014		2013

Revenues
Life Sciences Solutions	$1,103.1	25.5%	$181.0	5.6%	$1,938.6	23.6%	$353.6	5.5%
Analytical Instruments	793.4	18.4%	761.0	23.5%	1,563.3	19.0%	1,501.1	23.3%
Specialty Diagnostics	855.1	19.8%	793.6	24.5%	1,668.8	20.3%	1,599.2	24.9%
Laboratory Products and Services	1,699.4	39.3%	1,595.0	49.2%	3,289.9	40.0%	3,151.3	49.0%
Eliminations	(129.1)	(3.0)%	(90.5)	(2.8)%	(235.2)	(2.9)%	(173.6)	(2.7)%

	$4,321.9	100%	$3,240.1	100%	$8,225.4	100%	$6,431.6	100%

Sales in the second quarter of 2014 were $4.32 billion, an increase of $1.08 billion from the second quarter of 2013. Aside from the effects of acquisitions and currency translation (discussed in total and by segment below), revenues in 2014 increased $156 million (5%) over 2013 revenues, primarily due to increased demand. Sales to biopharma customers and, to a lesser extent, diagnostics and healthcare customers were strong.

In the second quarter of 2014, total company operating income and operating income margin were $348 million and 8.1%, respectively, compared with $375 million and 11.6%, respectively, in 2013. The decrease in operating income was primarily due to $170 million of charges associated with the acquisition of Life Technologies and $152 million of higher amortization expenses, primarily related to the acquisition. These decreases were offset in part by inclusion of Life Technologies’ results and, to a lesser extent, productivity improvements, net of inflationary cost increases. The company’s references throughout this discussion to productivity improvements generally refer to improved cost efficiencies from its Practical Process Improvement (PPI) business system, reduced costs resulting from global sourcing initiatives and a lower cost structure following restructuring actions including headcount reductions and consolidation of facilities.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Results of Operations and Liquidity (continued)

The company recorded a benefit from income taxes in the second quarter of 2014 primarily due to restructuring and other costs associated with the acquisition of Life Technologies as well as an increase in the expected benefit from foreign tax credits. Due primarily to the non-deductibility of intangible asset amortization for tax purposes, the company’s cash payments for income taxes are higher than its income tax expense for financial reporting purposes and are expected to total $400 to $425 million in 2014, plus approximately $130 million related to the expected divestiture of the Cole-Parmer business. The company’s effective tax rate was 0.9% in the second quarter of 2013. In the second quarters of 2014 and 2013, the company implemented tax planning initiatives related to non-U.S. subsidiaries. The majority of the benefit derived from these initiatives resulted in additional foreign tax credits with benefits of $24.0 million and $5.2 million, respectively, which were discrete items that reduced the company’s effective tax rate by 10.1 percentage points and 1.9 percentage points, respectively. The effective tax rate in both periods was also affected by relatively significant earnings in lower tax jurisdictions. The tax provisions in the 2014 and 2013 periods were favorably affected by $5.4 million, or 2.3 percentage points, and $1.3 million, or 0.5 percentage points, respectively, as a result of adjustments to deferred tax balances due to changes in tax rates.

Income from continuing operations was $279 million in the second quarter of 2014, compared to $278 million in the second quarter of 2013. An increase in interest expense of $65 million as a result of debt issued and assumed in connection with the acquisition of Life Technologies and the decrease in operating income (discussed above) were offset by a benefit from income taxes and lower other expense (see Note 4) in the 2014 period.

During the first six months of 2014, the company’s cash flow from operations totaled $990 million, compared with $777 million for the first six months of 2013. The increase resulted from increased earnings before amortization and depreciation, offset in part by cash disbursements totaling $287 million related to the acquisition of Life Technologies, including monetizing certain equity awards held by Life Technologies employees at the date of acquisition, severance obligations and transaction costs, as well as an increase in income tax payments by the company’s continuing operations of $129 million versus the 2013 period, due in part to a taxable gain on the sale of businesses.

As of June 28, 2014, the company’s short-term debt totaled $3.08 billion, including $1.62 billion of senior notes, due in 2014 and early 2015, $875 million of minimum payments due in the next twelve months on the company’s term loan and $556 million of commercial paper obligations. The company has a revolving credit facility with a bank group that provides up to $1.50 billion of unsecured multi-currency revolving credit. If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of June 28, 2014, no borrowings were outstanding under the company’s revolving credit facility, although available capacity was reduced by approximately $58 million as a result of outstanding letters of credit.

The company believes that its existing cash and short-term investments of $606 million as of June 28, 2014, its future cash flow from operations and the expected after-tax proceeds from the planned sale of its Cole-Parmer business together with available borrowing capacity under its revolving credit agreement will be sufficient to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months.

Critical Accounting Policies and Estimates
The company’s discussion and analysis of its financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements of the company’s Form 10-K for 2013, describe the significant accounting estimates and policies used in preparation of the consolidated financial statements. Actual results in these areas may differ from management’s estimates under different assumptions or conditions. There have been no significant changes in the company’s critical accounting policies during the first six months of 2014.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Second Quarter 2014 Compared With Second Quarter 2013
Continuing Operations
	Three Months Ended
	June 28,	June 29,	Total	Currency	Acquisitions/
(In millions)	2014	2013	Change	Translation	Divestitures	Operations

Revenues
Life Sciences Solutions	$1,103.1	$181.0	$922.1	$2.1	$895.2	$24.8
Analytical Technologies	793.4	761.0	32.4	8.1	4.1	20.2
Specialty Diagnostics	855.1	793.6	61.5	9.8	2.4	49.3
Laboratory Products and Services	1,699.4	1,595.0	104.4	14.3	(3.2)	93.3
Eliminations	(129.1)	(90.5)	(38.6)	(1.0)	(5.8)	(31.8)

Consolidated Revenues	$4,321.9	$3,240.1	$1,081.8	$33.3	$892.7	$155.8

Sales in the second quarter of 2014 were $4.32 billion, an increase of $1.08 billion from the second quarter of 2013. Sales increased $893 million due to acquisitions, principally Life Technologies, net of divestitures. The favorable effects of currency translation resulted in an increase in revenues of $33 million in 2014. Aside from the effects of acquisitions, divestitures and currency translation, revenues increased $156 million (5%) primarily due to increased demand. Sales to biopharma customers and, to a lesser extent, diagnostics and healthcare customers were strong. Sales growth was strong in North America and Europe and modest in Asia.

In the second quarter of 2014, total company operating income and operating income margin were $348 million and 8.1%, respectively, compared with $375 million and 11.6%, respectively, in 2013. The decrease in operating income was primarily due to $170 million of charges associated with the acquisition of Life Technologies and $152 million of higher amortization expenses, primarily related to the acquisition. These decreases were offset in part by inclusion of Life Technologies’ results and, to a lesser extent, productivity improvements, net of inflationary cost increases. The company’s references throughout this discussion to productivity improvements generally refer to improved cost efficiencies from its Practical Process Improvement (PPI) business system, reduced costs resulting from global sourcing initiatives and a lower cost structure following restructuring actions including headcount reductions and consolidation of facilities.

In the second quarter of 2014, the company recorded restructuring and other costs, net, of $232 million, including $156 million of charges to cost of revenues primarily from the sale of inventories revalued at the date of acquisition and $15 million of charges to selling, general and administrative expenses primarily for transaction costs related to the acquisition of Life Technologies and, to a lesser extent, for changes in estimates of contingent consideration for acquisitions. The company incurred $52 million of cash restructuring costs primarily for actions to achieve synergies from the Life Technologies acquisition. In addition, the company’s other businesses incurred costs for continued headcount reductions and facility consolidations in an effort to streamline operations, including severance at several businesses and abandoned facility expenses at businesses that have been or are being consolidated, including the consolidation of operations within several facilities in the U.S., Europe and Asia (see Note 14).

In the second quarter of 2013, the company recorded restructuring and other costs, net, of $57 million, including $13 million of charges to cost of revenues primarily related to the sale of inventories revalued at the date of acquisition and, to a lesser extent, accelerated depreciation on manufacturing assets to be abandoned due to facility consolidations and $23 million of charges to selling, general and administrative expenses for changes in estimates of contingent consideration for an acquisition and transaction costs related to the acquisition of Life Technologies. The company incurred $21 million of cash restructuring costs primarily for continued headcount reductions and facility consolidations in an effort to streamline operations, including severance at several businesses and abandoned facility expenses at businesses that were being consolidated, such as the consolidation of operations within several facilities in the U.S. and Europe.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)
As of August 1, 2014, the company has identified restructuring actions that will result in additional charges of approximately $70 million primarily in 2014 and expects to identify additional actions during the remainder of 2014 which will be recorded when specified criteria are met, such as abandonment of facilities.

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

	Three Months Ended
	June 28,	June 29,
(Dollars in millions)	2014	2013	Change

Revenues
Life Sciences Solutions	$1,103.1	$181.0	509%
Analytical Instruments	793.4	761.0	4%
Specialty Diagnostics	855.1	793.6	8%
Laboratory Products and Services	1,699.4	1,595.0	7%
Eliminations	(129.1)	(90.5)	43%

Consolidated Revenues	$4,321.9	$3,240.1	33%

Segment Income
Life Sciences Solutions	$299.1	$43.5	588%
Analytical Instruments	130.4	125.3	4%
Specialty Diagnostics	236.4	216.3	9%
Laboratory Products and Services	257.7	238.7	8%

Subtotal Reportable Segments	923.6	623.8	48%

Cost of Revenues Charges	(156.1)	(13.1)
Selling, General and Administrative Charges, Net	(14.9)	(22.6)
Restructuring and Other Income (Costs), Net	(60.9)	(21.5)
Amortization of Acquisition-related Intangible Assets	(343.6)	(191.2)

Consolidated Operating Income	$348.1	$375.4	(7)%

Reportable Segments Operating Income Margin	21.4%	19.3%

Consolidated Operating Income Margin	8.1%	11.6%

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

Income from the company’s reportable segments increased 48% to $924 million in the second quarter of 2014 due primarily to the acquisition of Life Technologies and to a lesser extent, productivity improvements, net of inflationary costs increases, offset in part by strategic growth investments.

Life Sciences Solutions
	Three Months Ended
	June 28,	June 29,
(Dollars in millions)	2014	2013	Change

Revenues	$1,103.1	$181.0	509%

Operating Income Margin	27.1%	24.0%	3.1pt

Sales in the Life Sciences Solutions segment increased $922 million to $1.10 billion in the second quarter of 2014, primarily due to the acquisition of Life Technologies. Had the acquisition of Life Technologies been completed at the beginning of 2013, pro forma revenues for the quarter would have decreased $8 million compared to pro forma second quarter 2013 revenues, including a decrease of $47 million due to dispositions, net of other acquisitions, offset in part by an increase of $29 million (3%) due to higher revenues at existing businesses and an increase of $10 million due to the favorable effects of currency translation. The increase in pro forma revenue at existing businesses was primarily due to increased demand for bioprocess production products as well as next-generation sequencing products, offset in part by lower licensing revenues.

Operating income margin was 27.1% in the second quarter of 2014 and 24.0% in the second quarter of 2013. The increase resulted primarily from higher operating margins at Life Technologies relative to the segment’s legacy operations.

Analytical Instruments
	Three Months Ended
	June 28,	June 29,
(Dollars in millions)	2014	2013	Change

Revenues	$793.4	$761.0	4%

Operating Income Margin	16.4%	16.5%	(0.1)pt

Sales in the Analytical Instruments segment increased $32 million to $793 million in the second quarter of 2014. Sales increased $20 million (3%) due to higher revenues at existing businesses, $8 million due to the favorable effects of currency translation and $4 million due to acquisitions. The increase in revenue at existing businesses was primarily due to increased demand for mass spectrometry instruments as well as instrument services.

Operating income margin was 16.4% in the second quarter of 2014 and 16.5% in the second quarter of 2013. The decrease resulted primarily from strategic growth investments offset in part by productivity improvements, net of inflationary cost increases and, to a lesser extent, favorable foreign currency exchange.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

Specialty Diagnostics
	Three Months Ended
	June 28,	June 29,
(Dollars in millions)	2014	2013	Change

Revenues	$855.1	$793.6	8%

Operating Income Margin	27.6%	27.3%	0.3pt

Sales in the Specialty Diagnostics segment increased $62 million to $855 million in the second quarter of 2014. Sales increased $49 million (6%) due to higher revenues at existing businesses, $10 million due to the favorable effects of currency translation and $2 million due to an acquisition. The increase in revenue at existing businesses was primarily due to increased demand for immunodiagnostics products, products sold through the segment’s healthcare market channel and, to a lesser extent, transplant diagnostics products.

Operating income margin was 27.6% in the second quarter of 2014 and 27.3% in the second quarter of 2013. The increase resulted primarily from profit on incremental sales and productivity improvements, net of inflationary cost increases, offset in part by strategic growth investments.

Laboratory Products and Services
	Three Months Ended
	June 28,	June 29,
(Dollars in millions)	2014	2013	Change

Revenues	$1,699.4	$1,595.0	7%

Operating Income Margin	15.2%	15.0%	0.2pt

Sales in the Laboratory Products and Services segment increased $104 million to $1.70 billion in the second quarter of 2014. Sales increased $93 million (6%) due to higher revenues at existing businesses and $14 million due to the favorable effects of currency translation. These increases were offset by a decrease of $3 million due to a disposition. The increase in revenue at existing businesses was primarily due to increased demand for clinical trial logistics services as well as growth across the segment’s other principal businesses.

Operating income margin was 15.2% in the second quarter of 2014 and 15.0% in the second quarter of 2013. The increase was primarily due to productivity improvements, net of inflationary cost increases, offset in part by strategic growth investments.

Other Expense, Net
The company reported other expense, net, of $112 million and $95 million in the second quarter of 2014 and 2013, respectively (Note 4). Other expense, net includes interest income, interest expense, equity in earnings of unconsolidated subsidiaries, investment gains and losses, and other items, net. Interest expense increased $65 million primarily due to the debt issued and assumed in connection with the acquisition of Life Technologies. In the second quarter of 2013, other items, net includes $41 million of charges related to amortization of fees paid to obtain bridge financing commitments related to the acquisition of Life Technologies.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

Provision for Income Taxes
The company recorded a benefit from income taxes in the second quarter of 2014 primarily due to restructuring and other costs associated with the acquisition of Life Technologies as well as an increase in the expected benefit from foreign tax credits. Due primarily to the non-deductibility of intangible asset amortization for tax purposes, the company’s cash payments for income taxes are higher than its income tax expense for financial reporting purposes and are expected to total $400 to $425 million in 2014, plus approximately $130 million related to the expected divestiture of the Cole-Parmer business. The company’s effective tax rate was 0.9% in the second quarter of 2013. In the second quarters of 2014 and 2013, the company implemented tax planning initiatives related to non-U.S. subsidiaries. The majority of the benefit derived from these initiatives resulted in additional foreign tax credits with benefits of $24.0 million and $5.2 million, respectively, which were discrete items that reduced the company’s effective tax rate by 10.1 percentage points and 1.9 percentage points, respectively. The effective tax rate in both periods was also affected by relatively significant earnings in lower tax jurisdictions. The tax provisions in the 2014 and 2013 periods were favorably affected by $5.4 million, or 2.3 percentage points, and $1.3 million, or 0.5 percentage points, respectively, as a result of adjustments to deferred tax balances due to changes in tax rates.

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

Results of Operations
First Six Months of 2014 Compared With First Six Months of 2013
Continuing Operations
	Six Months Ended
	June 28,	June 29,	Total	Currency	Acquisitions/
(In millions)	2014	2013	Change	Translation	Divestitures	Operations

Revenues
Life Sciences Solutions	$1,938.6	$353.6	$1,585.0	$3.4	$1,551.5	$30.1
Analytical Instruments	1,563.3	1,501.1	62.2	7.8	6.8	47.6
Specialty Diagnostics	1,668.8	1,599.2	69.6	12.0	4.9	52.7
Laboratory Products and Services	3,289.9	3,151.3	138.6	17.5	(5.2)	126.3
Eliminations	(235.2)	(173.6)	(61.6)	(1.5)	(18.3)	(41.8)

Consolidated Revenues	$8,225.4	$6,431.6	$1,793.8	$39.2	$1,539.7	$214.9

Sales in the first six months of 2014 were $8.23 billion, an increase of $1.79 billion from the first six months of 2013. Sales increased $1.54 billion due to acquisitions, net of divestitures. The favorable effects of currency translation resulted in an increase in revenues of $39 million in 2014. Aside from the effects of currency translation and acquisitions, revenues increased $215 million (3%) primarily due to increased demand. Demand from biopharma customers remained strong. Higher sales to industrial markets were offset by lower sales to academic and government markets that the company believes was in part due to inclement weather in the first quarter of 2014, resulting in some customers working fewer days. Sales growth was strong in Asia and Europe and modest in North America.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

In the first six months of 2014, total company operating income and operating income margin were $1.22 billion and 14.9%, respectively, compared with $763 million and 11.9%, respectively, in the first six months of 2013. The increase in operating income and operating income margin was primarily due to net gains of $762 million on the sale of businesses and, to a lesser extent, inclusion of Life Technologies’ results from the date of acquisition as well as productivity improvements, net of inflationary cost increases. These increases were offset in part by $421 million of charges associated with the acquisition, as discussed below, as well as $246 million of higher amortization expenses primarily related to the acquisition.

In the first six months of 2014, the company recorded restructuring and other income, net, of $99 million, including net gains on the sale of businesses of $762 million, offset in part by $325 million of charges to cost of revenues primarily for the sale of inventories revalued at the date of acquisition and $98 million of charges to selling, general and administrative expenses primarily for transaction costs related to the acquisition of Life Technologies. The company incurred $228 million of cash restructuring costs primarily associated with the Life Technologies acquisition including cash compensation to monetize certain equity awards held by Life Technologies employees at the date of acquisition and severance obligations to former executives and employees of Life Technologies. In addition, the company’s other businesses incurred costs for continued headcount reductions and facility consolidations in an effort to streamline operations, including severance at several businesses and abandoned facility expenses at businesses that have been or are being consolidated, including the consolidation of operations within several facilities in the U.S., Europe and Asia (see Note 14).

In the first six months of 2013, the company recorded restructuring and other costs, net, of $93 million, including $26 million of charges to cost of revenues primarily related to the sale of inventories revalued at the date of acquisition and $24 million of charges to selling, general and administrative expenses primarily consisting of changes in estimates of contingent consideration for an acquisition and transaction costs related to the acquisition of Life Technologies. The company incurred $42 million of cash restructuring costs primarily for continued headcount reductions and facility consolidations in an effort to streamline operations, including severance at several businesses and abandoned facility expenses at businesses that have been or are being consolidated.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

Segment Results
	Six Months Ended
	June 28,	June 29,
(Dollars in millions)	2014	2013	Change

Revenues
Life Sciences Solutions	$1,938.6	$353.6	448%
Analytical Instruments	1,563.3	1,501.1	4%
Specialty Diagnostics	1,668.8	1,599.2	4%
Laboratory Products and Services	3,289.9	3,151.3	4%
Eliminations	(235.2)	(173.6)	35%

Consolidated Revenues	$8,225.4	$6,431.6	28%

Segment Income
Life Sciences Solutions	$543.7	$84.5	543%
Analytical Instruments	261.3	245.8	6%
Specialty Diagnostics	457.4	439.2	4%
Laboratory Products and Services	491.7	469.4	5%

Subtotal Reportable Segments	1,754.1	1,238.9	42%

Cost of Revenues Charges	(324.6)	(26.3)
Selling, General and Administrative Charges, Net	(97.7)	(23.9)
Restructuring and Other Costs, Net	521.3	(43.0)
Amortization of Acquisition-related Intangible Assets	(629.5)	(383.2)

Consolidated Operating Income	$1,223.6	$762.5	60%

Reportable Segments Operating Income Margin	21.3%	19.3%

Consolidated Operating Income Margin	14.9%	11.9%

Income from the company’s reportable segments increased 42% to $1.75 billion in the first six months of 2014 due primarily to the acquisition of Life Technologies and to a lesser extent, productivity improvements, net of inflationary costs increases, offset in part by strategic growth investments.

Life Sciences Solutions
	Six Months Ended
	June 28,	June 29,
(Dollars in millions)	2014	2013	Change

Revenues	$1,938.6	$353.6	448%

Operating Income Margin	28.0%	23.9%	4.1pt

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

Sales in the Life Sciences Solutions segment increased $1.59 billion to $1.94 billion in the first six months of 2014 primarily due to the acquisition of Life Technologies, net of divestitiures. Had the acquisition of Life Technologies been completed at the beginning of 2013, pro forma revenues for the 2014 period would have decreased $3 million compared to pro forma 2013 revenues, including a decrease of $49 million due to dispositions, net of other acquisitions, substantially offset by an increase of $41 million (2%) due to higher revenues at existing businesses and an increase of $5 million due to the favorable effects of currency translation. The increase in pro forma revenue at existing businesses was primarily due to increased demand for bioprocess production products as well as next-generation sequencing products, offset in part by lower licensing revenues.

Operating income margin was 28.0% in the first six months of 2014 compared to 23.9% in the first six months of 2013. The increase resulted primarily from higher operating margins at Life Technologies relative to the segment’s legacy operations.

Analytical Instruments
	Six Months Ended
	June 28,	June 29,
(Dollars in millions)	2014	2013	Change

Revenues	$1,563.3	$1,501.1	4%

Operating Income Margin	16.7%	16.4%	0.3pt

Sales in the Analytical Instruments segment increased $62 million to $1.56 billion in the first six months of 2014. Sales increased $48 million (3%) due to higher revenues at existing businesses, $8 million due to the favorable effects of currency translation and $7 million due to acquisitions. The increase in revenue at existing businesses was primarily due to increased demand for chromatography and mass spectrometry instruments.

Operating income margin was 16.7% in the first six months of 2014 compared to 16.4% in the first six months of 2013. The increase resulted primarily from productivity improvements, net of inflationary cost increases and, to a lesser extent, profit from favorable sales mix. The increases were offset in part by strategic growth investments.

Specialty Diagnostics
	Six Months Ended
	June 28,	June 29,
(Dollars in millions)	2014	2013	Change

Revenues	$1,668.8	$1,599.2	4%

Operating Income Margin	27.4%	27.5%	(0.1)pt

Sales in the Specialty Diagnostics segment increased $70 million to $1.67 billion in the first six months of 2014. Sales increased $53 million (3%) due to higher revenues at existing businesses, $12 million due to the favorable effects of currency translation and $5 million due to an acquisition. The increase in revenue at existing businesses was primarily due to increased demand for immunodiagnostics products and, to a lesser extent, transplant diagnostics products, offset in part by weakness from reduced healthcare utilization in the U.S in the first quarter of 2014.

Operating income margin was 27.4% in the first six months of 2014 and 27.5% in the first six months of 2013. The decrease resulted primarily from strategic growth investments offset in part by productivity improvements, net of inflationary cost increases.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

Laboratory Products and Services
	Six Months Ended
	June 28,	June 29,
(Dollars in millions)	2014	2013	Change

Revenues	$3,289.9	$3,151.3	4%

Operating Income Margin	14.9%	14.9%	0.0pt

Sales in the Laboratory Products and Services segment increased $139 million to $3.29 billion in the first six months of 2014. Sales increased $126 million (4%) due to higher revenues at existing businesses and $18 million due to the favorable effects of currency translation. These increases were offset by a decrease of $5 million due to a disposition. The increase in revenue at existing businesses was primarily due to increased demand for clinical trial logistics services, offset in part by weakness in sales to academic and government customers.

Operating income margin was 14.9% in both the first six months of 2014 and the first six months of 2013. The impact of strategic growth investments was offset by productivity improvements, net of inflationary cost increases.

Other Expense, Net
The company reported other expense, net, of $213 million and $140 million in the first six months of 2014 and 2013, respectively (Note 4). Interest expense increased $118 million primarily due to the debt issued and assumed in connection with the acquisition of Life Technologies. In 2014, the company sold equity and available-for-sale investments and realized net gains of $5 million. In 2013, the company recorded $41 million of charges related to amortization of fees paid to obtain bridge financing commitments related to the acquisition of Life Technologies. Also in 2013, the company irrevocably contributed appreciated available-for-sale investments that had a fair value of $27 million to two of its U.K. defined benefit plans, resulting in realization of a previously unrecognized gain of $11 million.

Provision for Income Taxes
The company’s effective tax rates were 18.7% and 0.7% in the first six months of 2014 and 2013, respectively. The 2014 provision for income taxes includes $253 million related to the gain on the sale of the businesses to GE Healthcare. Aside from the discrete tax on the gain, the company had a benefit from income taxes primarily due to restructuring and other costs associated with the acquisition of Life Technologies as well as an increase in the expected benefit from foreign tax credits. In the six months of 2014, the company recognized a discrete tax benefit of $15.4 million, or 1.5 percentage points, attributable to tax rulings related to non-U.S. subsidiaries. In the six months of 2014 and 2013, the company implemented tax planning initiatives related to non-U.S. subsidiaries. The majority of the benefit derived from these initiatives resulted in additional foreign tax credits with benefits of $24.0 million and $20.2 million, respectively, which were discrete items that reduced the company’s effective tax rate by 2.4 and 3.2 percentage points, respectively. The effective tax rate in both periods was also affected by relatively significant earnings in lower tax jurisdictions. The tax provision in the 2014 period was favorably affected by $10.6 million, or 1.0 percentage points, as a result of adjustments to deferred tax balances due to changes in tax rates. The effective tax rate in 2013 was favorably impacted by the U.S. Congress’ renewal in January 2013 of a tax credit for 2012 research and development activities. The tax credit for 2012 research and development activities favorably affected the tax provision in the first six months of 2013 by $7.5 million, or 1.2 percentage points. The tax credit has not yet been renewed for 2014 and no benefit is reflected in the 2014 estimated effective tax rate.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

Discontinued Operations
In 2013, the company recorded an after-tax charge of $4.2 million for the estimated cost to raze certain abandoned facilities of discontinued operations prior to the planned sale of the related land.
Recent Accounting Pronouncements
In May 2014, the FASB issued new revenue recognition guidance which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity's nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for the company in 2017. Early adoption is not permitted. The company is currently evaluating the impact the standard will have on its consolidated financial statements.

In April 2014, the FASB issued new guidance on reporting discontinued operations and disclosures of disposals. Under the new guidance, only disposals representing a strategic shift in operations will be presented as discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of the company that does not qualify for discontinued operations reporting. This guidance is effective for the company in 2015. Adoption of this standard is not expected to have a material impact on the company’s consolidated financial statements.

Contingent Liabilities
The company is contingently liable with respect to certain legal proceedings and related matters. An unfavorable outcome that differs materially from current reserve estimates for one or more of the matters described in Note 10 could have a material adverse effect on the company’s financial position as well as its results of operations and cash flows.

Liquidity and Capital Resources
Consolidated working capital was negative $0.29 billion at June 28, 2014, compared with $6.75 billion at December 31, 2013. Included in working capital were cash, cash equivalents and short-term investments of $0.61 billion at June 28, 2014 and $5.83 billion at December 31, 2013. The decrease in working capital is primarily due to the cash used to fund the Life Technologies acquisition and an increase in short-term debt of $2.1 billion from year-end, also principally due to the acquisition.

First Six Months of 2014
Cash provided by operating activities was $990 million during the first six months of 2014. Increases in accounts receivable and inventories used cash of $154 million and $54 million, respectively, primarily to support growth in sales. Other assets decreased by $259 million primarily due to collection of tax refunds including those related to legacy Life Technologies’ operations. Other liabilities increased by $233 million primarily due to the timing of payments for income taxes. In 2014, the company made cash payments including monetizing certain equity awards, severance obligations and transaction costs totaling $287 million related to the acquisition of Life Technologies. The company made cash contributions to its pension and postretirement benefit plans totaling $26 million during the first six months of 2014. Cash payments for income taxes of continuing operations increased to $211 million during the first six months of 2014, compared with $82 million in the 2013 period and increased in part due to taxes on the gains from the sale of businesses.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources (continued)

During the first six months of 2014, the company’s investing activities used $12.07 billion of cash, principally for the acquisition of Life Technologies. Acquisitions used cash of $13.05 billion. Proceeds from the sale of businesses provided $1.05 billion. The company’s investing activities also included the purchase of $180 million of property, plant and equipment.

The company’s financing activities provided $5.82 billion of cash during the first six months of 2014. To partially fund the acquisition of Life Technologies, the company borrowed $5.00 billion under a 3-year unsecured term loan (Note 9) and issued 34.9 million shares of its common stock for net proceeds of $2.94 billion in cash (Note 11). Repayments of long-term debt, principally the term loan, totaled $2.45 billion. An increase in commercial paper obligations provided cash of $306 million. The company’s financing activities also included $109 million of proceeds from employee stock option exercises offset by the payment of $115 million in cash dividends. On November 8, 2012, the Board of Directors authorized the repurchase of up to $1.00 billion of the company’s common stock beginning January 1, 2013. At June 28, 2014, $910 million was available for future repurchases of the company’s common stock under this authorization.

The company has no material commitments for purchases of property, plant and equipment and expects that for all of 2014, such expenditures, net of disposals will approximate between $460 to $480 million. The company’s contractual obligations and other commercial commitments did not change materially between December 31, 2013 and June 28, 2014 except for the debt issued and assumed in connection with the Life Technologies acquisition (Note 9) and the assumption of unfunded pension obligations totaling $203 million in connection with the acquisition.

In July 2014, the company entered an agreement to sell its Cole-Parmer specialty channel business for $480 million. The company expects to close the transaction in the third quarter of 2014, subject to regulatory approvals and other closing conditions, and expects to use the after-tax proceeds primarily to pay down debt.

As of June 28, 2014, the company’s short-term debt totaled $3.08 billion, including $1.62 billion of senior notes, due in 2014 and early 2015, $875 million of minimum payments due in the next twelve months on the company’s term loan and $556 million of commercial paper obligations. The company has a revolving credit facility with a bank group that provides up to $1.50 billion of unsecured multi-currency revolving credit. If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of June 28, 2014, no borrowings were outstanding under the company’s revolving credit facility, although available capacity was reduced by approximately $58 million as a result of outstanding letters of credit.

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

The company believes that its existing cash and short-term investments of $606 million as of June 28, 2014, its future cash flow from operations and the expected after-tax proceeds from the planned sale of its Cole-Parmer business together with available borrowing capacity under its revolving credit agreement will be sufficient to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months.

First Six Months of 2013
Cash provided by operating activities was $777 million during the first six months of 2013. Increases in accounts receivable and inventories used cash of $139 million and $98 million, respectively, primarily to support growth in sales. An increase in other assets used cash of $107 million primarily for expected income tax refunds and, to a lesser extent, prepaid expenses. An increase in accounts payable provided cash of $33 million, primarily due to higher inventory purchases. In the the first six months of 2013, the company paid fees to obtain bridge financing commitments and other transaction costs totaling $58 million related to the acquisition of Life Technologies. The company made cash contributions to its pension and postretirement benefit plans totaling $23 million during the first six months of 2013. Cash payments for income taxes of continuing operations totaled $82 million. Payments for restructuring actions, principally severance costs and lease and other expenses of real estate consolidation, used cash of $41 million during the first six months of 2013.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

During the first six months of 2013, the company’s primary investing activity was the purchase of $132 million of property, plant and equipment.
The company’s financing activities provided $2 million of cash during the first six months of 2013. The company’s financing activities included the receipt of $172 million of proceeds from employee stock option exercises offset by the repurchase of $90 million of the company’s common stock and the payment of $108 million in cash dividends.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The company’s exposure to market risk from changes in interest rates, currency exchange rates and commodity prices has not changed materially from its exposure at year-end 2013.
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
The company’s management, with the participation of the company’s chief executive officer and chief financial officer, evaluated the effectiveness of the company’s disclosure controls and procedures as of June 28, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the company’s disclosure controls and procedures as of June 28, 2014, the company’s chief executive officer and chief financial officer concluded that, as of such date, the company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
On February 3, 2014, the company completed the acquisition of Life Technologies. The company’s management has extended its oversight and monitoring processes that support internal control over financial reporting to include Life Technologies’ operations. The company’s management is continuing to integrate the acquired operations of Life Technologies into the company’s overall internal control over financial reporting process. There have been no other changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended June 28, 2014, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

THERMO FISHER SCIENTIFIC INC.

PART II        OTHER INFORMATION

Item 1.           Legal Proceedings

There have been no material developments in the legal proceedings described in Item 3 of the company’s Form 10-K for the year ended December 31, 2013.
Item 1A. Risk Factors
Set forth below are the risks that we believe are material to our investors. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 35.

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

If we experience difficulties with the integration process, the anticipated benefits of the transaction may not be realized fully, or may take longer to realize than expected. Integration efforts between the two companies may also divert management attention and resources. These integration matters could have an adverse effect on the company.

THERMO FISHER SCIENTIFIC INC.

Risk Factors (continued)

As a multinational corporation, we are exposed to fluctuations in currency exchange rates, which could adversely affect our cash flows and results of operations. International markets contribute a substantial portion of our revenues, and we intend to continue expanding our presence in these regions. The exposure to fluctuations in currency exchange rates takes on different forms. International revenues and costs are subject to the risk that fluctuations in exchange rates could adversely affect product demand and the profitability in U.S. dollars of products and services provided by us in international markets, where payment for our products and services is made in the local currency. As a multinational corporation, our businesses occasionally invoice third-party customers in currencies other than the one in which they primarily do business (the “functional currency”). Movements in the invoiced currency relative to the functional currency could adversely impact our cash flows and our results of operations. In addition, reported sales made in non-U.S. currencies by our international businesses, when translated into U.S. dollars for financial reporting purposes, fluctuate due to exchange rate movement. Should our international sales grow, exposure to fluctuations in currency exchange rates could have a larger effect on our financial results. In 2013, currency translation had an unfavorable effect of $36 million on the revenues of our continuing operations due to the strengthening of the U.S. dollar relative to other currencies in which the company sells products and services, and in the first six months of 2014, currency translation had a favorable effect on revenues of our continuing operations of $39 million.

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

Moreover, we have acquired many companies and businesses. As a result of these acquisitions, we recorded significant goodwill and indefinite-lived intangible assets (primarily tradenames) on our balance sheet, which amount to approximately $19.44 billion and $1.84 billion, respectively, as of June 28, 2014. We assess the realizability of goodwill and indefinite-lived intangible assets annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. These events or circumstances would generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and indefinite-lived intangible assets will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill and indefinite-lived intangible assets, we may be required to incur material charges relating to the impairment of those assets.

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

New regulations related to “conflict minerals” may cause us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products. On August 22, 2012, the SEC adopted a new rule requiring disclosures by public companies of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. The new rule, which was effective for 2013 and requires an annual disclosure report to be filed, requires companies to perform due diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo or an adjoining country. The new rule could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products, including tantalum, tin, gold and tungsten. The number of suppliers who provide conflict-free minerals may be limited. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. As our supply chain is complex, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we undertake, which may harm our reputation. In addition, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so.

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

Our debt may restrict our investment opportunities or limit our activities. As of June 28, 2014, we had approximately $15.58 billion in outstanding indebtedness. In addition, we have a revolving credit facility that provides for up to $1.50 billion of unsecured multi-currency revolving credit. We may also obtain additional long-term debt and lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.

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
    There was no share repurchase activity for the company’s second quarter of 2014. On November 8, 2012, the Board of Directors authorized the repurchase of up to $1.00 billion of the company’s common stock beginning January 1, 2013. At June 28, 2014, $910 million was available for future repurchases of the company’s common stock under this authorization.

Item 6. Exhibits
See Exhibit Index on page 58.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 1, 2014	THERMO FISHER SCIENTIFIC INC.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 28, 2014, and December 31, 2013, (ii) Consolidated Statements of Income for the three and six months ended June 28, 2014 and June 29, 2013, (iii) Consolidated Statement of Comprehensive Income for the three and six months ended June 28, 2014 and June 29, 2013, (iv) Consolidated Statements of Cash Flows for the six months ended June 28, 2014 and June 29, 2013, (v) Consolidated Statement of Shareholders’ Equity for the six months ended June 28, 2014 and June 29, 2013 and (vi) Notes to Consolidated Financial Statements.