Form 10-Q
period 2014-09-27
THERMO FISHER SCIENTIFIC INC.
filed 2014-10-31
CIK 97745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________________________________________

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended September 27, 2014

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-8002

THERMO FISHER SCIENTIFIC INC.
(Exact name of Registrant as specified in its charter)

Delaware	04-2209186
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

81 Wyman Street
Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at September 27, 2014
Common Stock, $1.00 par value	400,025,475

THERMO FISHER SCIENTIFIC INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 27, 2014

	TABLE OF CONTENTS
		Page
	PART I

Item 1.	Financial Statements (Unaudited)	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49

Item 4.	Controls and Procedures	49

	PART II

Item 1.	Legal Proceedings	51

Item 1A.	Risk Factors	51

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57

Item 6.	Exhibits	57

THERMO FISHER SCIENTIFIC INC.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEET
(Unaudited)
	September 27,	December 31,
(In millions)	2014	2013

Assets
Current Assets:
Cash and cash equivalents	$534.3	$5,826.0
Short-term investments	9.3	4.5
Accounts receivable, less allowances of $78.5 and $54.1	2,507.1	1,942.3
Inventories	1,913.7	1,494.5
Deferred tax assets	230.6	192.5
Other current assets	524.9	420.9

Total current assets	5,719.9	9,880.7

Property, Plant and Equipment, at Cost, Net	2,406.1	1,767.4

Acquisition-related Intangible Assets, Net	14,698.3	7,071.3

Other Assets	819.7	640.7

Goodwill	19,046.8	12,503.3

Total Assets	$42,690.8	$31,863.4

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED BALANCE SHEET (Continued)
(Unaudited)

	September 27,	December 31,
(In millions except share amounts)	2014	2013

Liabilities and Shareholders' Equity
Current Liabilities:
Short-term obligations and current maturities of long-term obligations	$3,088.5	$987.7
Accounts payable	818.1	691.5
Accrued payroll and employee benefits	627.8	432.0
Accrued income taxes	324.0	—
Deferred revenue	325.9	198.9
Other accrued expenses	1,037.8	815.9

Total current liabilities	6,222.1	3,126.0

Deferred Income Taxes	3,473.1	1,609.9

Other Long-term Liabilities	1,096.4	771.8

Long-term Obligations	11,388.6	9,499.6

Shareholders' Equity:
Preferred stock, $100 par value, 50,000 shares authorized; none issued
Common stock, $1 par value, 1,200,000,000 shares authorized; 408,013,012 and 369,598,265 shares issued	408.0	369.6
Capital in excess of par value	11,416.3	8,222.6
Retained earnings	9,866.0	8,753.3
Treasury stock at cost, 7,987,537 and 7,636,887 shares	(455.4)	(412.2)
Accumulated other comprehensive items	(724.3)	(77.2)

Total shareholders' equity	20,510.6	16,856.1

Total Liabilities and Shareholders' Equity	$42,690.8	$31,863.4

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(In millions except per share amounts)	2014	2013	2014	2013

Revenues
Product revenues	$3,628.5	$2,730.8	$10,781.9	$8,241.1
Service revenues	542.9	461.0	1,614.9	1,382.3

Total revenues	4,171.4	3,191.8	12,396.8	9,623.4

Costs and Operating Expenses:
Cost of product revenues	1,873.9	1,546.6	5,920.1	4,652.2
Cost of service revenues	363.9	297.3	1,076.6	923.8
Selling, general and administrative expenses	1,228.7	848.5	3,659.5	2,547.6
Research and development expenses	175.2	95.9	508.6	290.8
Restructuring and other costs (income), net	(110.6)	11.4	(631.9)	54.4

Total costs and operating expenses	3,531.1	2,799.7	10,532.9	8,468.8

Operating Income	640.3	392.1	1,863.9	1,154.6
Other Expense, Net	(101.1)	(73.1)	(313.8)	(212.7)

Income from Continuing Operations Before Income Taxes	539.2	319.0	1,550.1	941.9
Income Tax Provision	(69.3)	(1.3)	(258.6)	(5.8)

Income from Continuing Operations	469.9	317.7	1,291.5	936.1
Gain (Loss) from Discontinued Operations (net of income tax provision (benefit) of $1.0, ($0.1), $1.0 and ($0.4))	1.7	(0.1)	1.7	(0.7)
Loss on Disposal of Discontinued Operations, Net (net of income tax benefit of $2.8)	—	—	—	(4.2)

Net Income	$471.6	$317.6	$1,293.2	$931.2

Earnings per Share from Continuing Operations
Basic	$1.17	$.88	$3.25	$2.60
Diluted	$1.16	$.86	$3.21	$2.57

Earnings per Share
Basic	$1.18	$.88	$3.25	$2.59
Diluted	$1.17	$.86	$3.22	$2.56

Weighted Average Shares
Basic	399.9	361.2	397.5	359.8
Diluted	403.7	367.3	401.7	364.1

Cash Dividends Declared per Common Share	$.15	$.15	$.45	$.45

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(In millions)	2014	2013	2014	2013

Comprehensive Income (Loss)
Net Income	$471.6	$317.6	$1,293.2	$931.2

Other Comprehensive Items:
Currency translation adjustment	(619.5)	308.8	(655.9)	(6.2)
Unrealized gains on available-for-sale investments:
Unrealized holding gains (losses) arising during the period (net of tax provision (benefit) of ($0.2), $0.1, ($0.1) and $0.4)	(0.1)	0.1	1.7	1.2
Reclassification adjustment for gains included in net income (net of tax provision of $0.0 and $2.5)	—	—	(1.4)	(8.0)
Unrealized gains and losses on hedging instruments:
Unrealized gain (loss) on hedging instruments (net of tax provision (benefit) of ($1.1) and $3.0)	—	(1.7)	—	5.0
Reclassification adjustment for losses included in net income (net of tax benefit of $0.5, $0.6, $1.4 and $1.6)	0.7	0.8	2.2	2.4
Pension and other postretirement benefit liability adjustment:
Pension and other postretirement benefit liability adjustments arising during the period (net of tax provision (benefit) of $2.1, ($1.7), $1.2 and ($0.2))	4.9	(4.4)	2.3	(0.2)
Amortization of net loss and prior service benefit included in net periodic pension cost (net of tax benefit of $0.5, $0.8, $1.7 and $2.6)	1.4	2.0	4.0	5.8

Total other comprehensive items	(612.6)	305.6	(647.1)	—

Comprehensive Income (Loss)	$(141.0)	$623.2	$646.1	$931.2

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 27,	September 28,
(In millions)	2014	2013

Operating Activities
Net income	$1,293.2	$931.2
(Gain) loss from discontinued operations	(1.7)	0.7
Loss on disposal of discontinued operations	—	4.2

Income from continuing operations	1,291.5	936.1

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,256.1	750.6
Change in deferred income taxes	(583.8)	(204.5)
Net gains on sale of businesses	(894.4)	—
Non-cash stock-based compensation	86.6	66.6
Tax benefits from stock-based compensation awards	(61.1)	(39.8)
Non-cash charges for sale of inventories revalued at the date of acquisition	303.1	23.9
Other non-cash expenses, net	27.8	17.0
Changes in assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	(117.3)	(155.3)
Inventories	(109.1)	(129.7)
Other assets	205.8	(69.0)
Accounts payable	(3.3)	49.1
Other liabilities	304.8	66.1
Contributions to retirement plans	(37.3)	(25.6)

Net cash provided by continuing operations	1,669.4	1,285.5
Net cash used in discontinued operations	(3.5)	(3.3)

Net cash provided by operating activities	1,665.9	1,282.2

Investing Activities
Acquisitions, net of cash acquired	(13,056.1)	(5.5)
Purchase of property, plant and equipment	(270.9)	(187.9)
Proceeds from sale of property, plant and equipment	19.7	15.9
Proceeds from sale of investments	84.4	0.5
Proceeds from sale of businesses, net of cash divested	1,520.0	—
Decrease (increase) in restricted cash	50.2	(24.7)
Other investing activities, net	(4.0)	8.4

Net cash used in investing activities	$(11,656.7)	$(193.3)

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(Unaudited)

	Nine Months Ended
	September 27,	September 28,
(In millions)	2014	2013

Financing Activities
Net proceeds from issuance of long-term debt	$4,999.6	$—
Increase in commercial paper, net	212.2	—
Repayment of long-term obligations	(3,430.3)	(0.9)
Decrease in short-term notes payable	(28.2)	(0.7)
Purchases of company common stock	—	(89.8)
Dividends paid	(174.8)	(162.0)
Net proceeds from issuance of company common stock	2,942.0	—
Net proceeds from issuance of company common stock under employee stock plans	132.7	204.9
Tax benefits from stock-based compensation awards	61.1	39.8
Other financing activities, net	(7.5)	(4.8)

Net cash provided by (used in) financing activities	4,706.8	(13.5)

Exchange Rate Effect on Cash	(7.7)	(35.4)

(Decrease) Increase in Cash and Cash Equivalents	(5,291.7)	1,040.0
Cash and Cash Equivalents at Beginning of Period	5,826.0	805.6

Cash and Cash Equivalents at End of Period	$534.3	$1,845.6

See Note 13 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders'
(In millions)	Shares	Amount	Par Value	Earnings	Shares	Amount	Items	Equity

Balance at December 31, 2012	413.5	$413.5	$10,501.1	$7,697.3	(56.0)	$(2,996.8)	$(150.4)	$15,464.7

Issuance of shares under employees' and directors' stock plans	5.5	5.5	208.0	—	(0.3)	(22.9)	—	190.6
Stock-based compensation	—	—	66.6	—	—	—	—	66.6
Tax benefit related to employees' and directors' stock plans	—	—	37.6	—	—	—	—	37.6
Purchases of company common stock	—	—	—	—	(1.3)	(89.8)	—	(89.8)
Dividends declared	—	—	—	(162.8)	—	—	—	(162.8)
Net income	—	—	—	931.2	—	—	—	931.2
Other comprehensive items	—	—	—	—	—	—	—	—
Other	—	—	(0.8)	—	—	—	—	(0.8)

Balance at September 28, 2013	419.0	$419.0	$10,812.5	$8,465.7	(57.6)	$(3,109.5)	$(150.4)	$16,437.3

Balance at December 31, 2013	369.6	$369.6	$8,222.6	$8,753.3	(7.6)	$(412.2)	$(77.2)	$16,856.1
Issuance of shares under employees' and directors' stock plans	3.5	3.5	139.0	—	(0.4)	(43.2)	—	99.3
Issuance of shares	34.9	34.9	2,907.4	—	—	—	—	2,942.3
Stock-based compensation	—	—	86.6	—	—	—	—	86.6
Tax benefit related to employees' and directors' stock plans	—	—	60.9	—	—	—	—	60.9
Dividends declared	—	—	—	(180.5)	—	—	—	(180.5)
Net income	—	—	—	1,293.2	—	—	—	1,293.2
Other comprehensive items	—	—	—	—	—	—	(647.1)	(647.1)
Other	—	—	(0.2)	—	—	—	—	(0.2)

Balance at September 27, 2014	408.0	$408.0	$11,416.3	$9,866.0	(8.0)	$(455.4)	$(724.3)	$20,510.6

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

Interim Financial Statements
The interim consolidated financial statements presented herein have been prepared by the company, are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair presentation of the financial position at September 27, 2014, the results of operations for the three- and nine-month periods ended September 27, 2014, and September 28, 2013, and the cash flows for the nine-month periods ended September 27, 2014, and September 28, 2013. Interim results are not necessarily indicative of results for a full year.

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

Note 1 to the consolidated financial statements for 2013 describes the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no material changes in the company’s significant accounting policies during the nine months ended September 27, 2014.

Warranty Obligations
Product warranties are included in other accrued expenses in the accompanying balance sheet. The changes in the carrying amount of warranty obligations are as follows:
	Nine Months Ended
	September 27,	September 28,
(In millions)	2014	2013

Beginning Balance	$49.8	$48.7
Provision charged to income	57.6	51.8
Usage	(58.0)	(54.2)
Acquisitions	7.1	—
Adjustments to previously provided warranties, net	1.0	0.7
Other, net	(1.3)	—

Ending Balance	$56.2	$47.0

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Inventories
The components of inventories are as follows:
	September 27,	December 31,
(In millions)	2014	2013

Raw Materials	$444.3	$347.4
Work in Process	216.9	157.7
Finished Goods	1,252.5	989.4

Inventories	$1,913.7	$1,494.5

Property, Plant and Equipment
Property, plant and equipment consists of the following:
	September 27,	December 31,
(In millions)	2014	2013

Land	$287.2	$212.2
Buildings and Improvements	996.6	821.0
Machinery, Equipment and Leasehold Improvements	2,550.3	2,047.9

Property, Plant and Equipment, at Cost	3,834.1	3,081.1
Less: Accumulated Depreciation and Amortization	1,428.0	1,313.7

Property, Plant and Equipment, at Cost, Net	$2,406.1	$1,767.4

Acquisition-related Intangible Assets
Acquisition-related intangible assets are as follows:

	September 27, 2014			December 31, 2013
		Accumulated			Accumulated
(In millions)	Gross	Amortization	Net	Gross	Amortization	Net

Definite Lived	$18,483.2	$(5,088.9)	$13,394.3	$10,121.8	$(4,388.2)	$5,733.6
Indefinite Lived	1,304.0	—	1,304.0	1,337.7	—	1,337.7

Acquisition-related Intangible Assets	$19,787.2	$(5,088.9)	$14,698.3	$11,459.5	$(4,388.2)	$7,071.3

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

2014

    On February 3, 2014, the company completed the acquisition of Life Technologies Corporation, within the Life Sciences Solutions segment, for a total purchase price of $15.30 billion, net of cash acquired, including the assumption of $2.28 billion of debt. The company issued debt and common stock in late 2013 and early 2014 to partially fund the acquisition (Notes 9 and 11). Life Technologies provides innovative products and services to customers conducting scientific research and genetic analysis, as well as those in applied markets, such as forensics and food safety testing. The acquisition of Life Technologies extends customer reach and broadens the company’s offerings in biosciences; genetic, medical and applied sciences; and bioproduction. Life Technologies’ revenues totaled $3.87 billion in 2013. The purchase price exceeded the fair value of the identifiable net assets and, accordingly, $7.15 billion was allocated to goodwill, substantially none of which is tax deductible.

    In addition, in 2014, the company acquired an animal health diagnostics company, within the Life Sciences Solutions segment, and a distributor of analytical instruments, within the Analytical Instruments segment, for an aggregate of $36 million, net of cash acquired.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

    The components of the purchase price and net assets acquired for 2014 acquisitions are as follows:

(In millions)	Life Technologies	Other	Total

Purchase Price
Cash paid	$13,487.3	$43.3	$13,530.6
Debt assumed	2,279.5	—	2,279.5
Purchase price payable	—	4.0	4.0
Cash acquired	(463.0)	(11.5)	(474.5)

	$15,303.8	$35.8	$15,339.6

Net Assets Acquired
Current assets	$1,759.0	$18.5	$1,777.5
Property, plant and equipment	751.8	1.1	752.9
Definite-lived intangible assets:
Customer relationships	5,883.0	7.0	5,890.0
Product technology	2,626.9	5.5	2,632.4
Tradenames and other	619.1	—	619.1
Indefinite-lived intangible assets:
In-process research and development	58.4	—	58.4
Goodwill	7,153.1	12.5	7,165.6
Other assets	252.3	0.1	252.4
Liabilities assumed	(3,799.8)	(8.9)	(3,808.7)

	$15,303.8	$35.8	$15,339.6

    The weighted-average amortization periods for intangible assets acquired in 2014 are 16 years for customer relationships, 11 years for product technology and 11 years for definite-lived tradenames and other. The weighted average amortization period for all definite-lived intangible assets acquired in 2014 is 14 years.

    The net assets acquired included in the table above have been recorded based on estimates of fair value, as revised for certain measurement period adjustments as follows. In the third quarter of 2014, the company completed the valuation of the identifiable intangibles acquired in the acquisition of Life Technologies. Following completion of the valuation, the company adjusted the values of certain acquired intangible assets, primarily tradenames, recorded in the first quarter of 2014 and changed the characterization to definite-lived from indefinite-lived as follows:

(In millions)	Increase (Decrease) from Initial Valuation

Indefinite-lived Tradenames	$(448.2)

Definite-lived Intangible Assets:
Tradenames	378.5
Customer relationships	19.0
Product technology	2.3

Goodwill	30.8

Deferred Tax Liabilities	(17.6)

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

    As a result, in the third quarter of 2014, the company recorded amortization expense of $14.2 million related to the first and second quarters of 2014, which the company concluded was not material to the results of any quarter in 2014. The company is not aware of any incomplete aspects of the purchase price allocation for Life Technologies and the company does not expect material changes to such allocations from that reported herein.

Unaudited Pro Forma Information

    The company acquired Life Technologies in February 2014. Revenues of Life Technologies after the date of acquisition are included in the accompanying statement of income and totaled approximately $0.94 billion and $2.56 billion in the three and nine months ended September 27, 2014, respectively. Immediately upon the closing of the acquisition, the company began integrating Life Technologies and as such the legacy and acquired businesses are now sharing various selling, general and administrative functions. As a result, computing a separate measure of Life Technologies’ stand-alone profitability for periods after the acquisition date is not practical.

Had the acquisition of Life Technologies been completed as of the beginning of 2013, the company’s pro forma results for 2014 and 2013 would have been as follows:
	Three Months Ended	Nine Months Ended
	September 28,	September 27,	September 28,
(In millions except per share amounts)	2013	2014	2013

Revenues	$4,153.6	$12,675.0	$12,422.3

Income from Continuing Operations	$286.8	$1,590.9	$567.6

Net Income	$286.6	$1,592.6	$562.6

Earnings per Share from Continuing Operations:
Basic	$0.72	$3.99	$1.44
Diluted	$0.72	$3.95	$1.43

Earnings per Share:
Basic	$0.72	$3.99	$1.43
Diluted	$0.72	$3.95	$1.41

    Pro forma results include non-recurring pro forma adjustments that were directly attributable to the business combination to reflect amounts as if the acquisition had been completed as of the beginning of 2013, as follows:

•
Pre tax charge to selling, general and administrative expenses of $219.5 million in the nine months ended September 28, 2013, for acquisition-related transaction costs incurred by the company and Life Technologies;

•	Pre tax charge to cost of revenues of $301.4 million in the nine months ended September 28, 2013, for the sale of Life Technologies inventories revalued at the date of acquisition;

•	Pre tax charge of $91.7 million in the nine months ended September 28, 2013, for monetizing equity awards held by Life Technologies’ employees at the date of acquisition;

•	Pre tax charge of $37.6 million in the nine months ended September 28, 2013, to conform the accounting policies of Life Technologies with the company's accounting policies; and

•
Pre tax reduction of revenues of $4.0 million, $6.5 million and $20.8 million in the three months ended September 28, 2013 and the nine months ended September 27, 2014 and September 28, 2013, respectively, for revaluing Life Technologies’ deferred revenue obligations to fair value.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

These pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the date indicated or that may result in the future.

The company’s results would not have been materially different from its pro forma results had the company’s other 2014 acquisitions occurred at the beginning of 2013.

Dispositions

On August 15, 2014, the company sold its Cole-Parmer specialty channel business, part of the Laboratory Products and Services segment, for $480 million in cash, net of cash divested. The sale of this business resulted in a pre-tax gain of approximately $133 million, included in restructuring and other costs (income), net. Due to the low tax basis in the Cole-Parmer business, the tax provision related to the sale slightly exceeded the pre-tax gain, resulting in a $4 million after-tax loss on the sale of the business. Revenues and operating income of the business sold were approximately $232 million and $43 million, respectively, for the year ended December 31, 2013 and $149 million and $28 million, respectively, in 2014 through the date of sale.

    The assets and liabilities of the Cole-Parmer business were as follows at June 28, 2014:

June 28,
(In millions)	2014

Current Assets	$39.5
Long-term Assets	400.3
Current Liabilities	15.5
Long-term Liabilities	84.1

    On March 21, 2014, the company sold its sera and media, gene modulation and magnetic beads businesses to GE Healthcare for $1.06 billion, net of cash divested, or $0.8 billion of after-tax proceeds. The businesses fell principally in the Life Sciences Solutions segment. Divestiture of these businesses was a condition to obtaining antitrust approval for the Life Technologies acquisition. Revenues and operating income of the businesses sold were approximately $250 million and $64 million, respectively, for the year ended December 31, 2013 and $61 million and $12 million, respectively, in 2014 through the date of sale. The sale of these businesses resulted in a pre-tax gain of approximately $761 million, included in restructuring and other costs (income), net.

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

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Business Segment Information

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(In millions)	2014	2013	2014	2013

Revenues
Life Sciences Solutions	$1,071.9	$167.2	$3,010.5	$520.8
Analytical Instruments	786.5	765.4	2,349.8	2,266.5
Specialty Diagnostics	811.8	759.3	2,480.6	2,358.5
Laboratory Products and Services	1,628.7	1,594.7	4,918.6	4,746.0
Eliminations	(127.5)	(94.8)	(362.7)	(268.4)

Consolidated revenues	4,171.4	3,191.8	12,396.8	9,623.4

Segment Income (a)
Life Sciences Solutions	306.3	38.9	850.0	123.4
Analytical Instruments	137.8	131.0	399.1	376.8
Specialty Diagnostics	224.3	204.2	681.7	643.4
Laboratory Products and Services	246.6	245.3	738.3	714.7

Subtotal reportable segments (a)	915.0	619.4	2,669.1	1,858.3

Cost of revenues charges	(2.1)	(0.9)	(326.7)	(27.2)
Selling, general and administrative charges, net	(20.3)	(24.0)	(118.0)	(47.9)
Restructuring and other (costs) income, net	110.6	(11.4)	631.9	(54.4)
Amortization of acquisition-related intangible assets	(362.9)	(191.0)	(992.4)	(574.2)

Consolidated operating income	640.3	392.1	1,863.9	1,154.6
Other expense, net (b)	(101.1)	(73.1)	(313.8)	(212.7)

Income from continuing operations before income taxes	$539.2	$319.0	$1,550.1	$941.9

Depreciation
Life Sciences Solutions	$37.1	$4.3	$97.4	$12.5
Analytical Instruments	9.4	10.5	29.0	30.5
Specialty Diagnostics	19.4	18.3	57.4	54.9
Laboratory Products and Services	26.9	26.3	79.9	78.5

Consolidated depreciation	$92.8	$59.4	$263.7	$176.4

(a)	Represents operating income before certain charges to cost of revenues and selling, general and administrative expenses; restructuring and other costs, net; and amortization of acquisition-related intangibles.
(b)	The company does not allocate other expense, net to its segments.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4. Other Expense, Net
The components of other expense, net, in the accompanying statement of income are as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(In millions)	2014	2013	2014	2013

Interest Income	$10.5	$7.1	$38.4	$21.4
Interest Expense	(116.8)	(64.3)	(363.7)	(193.1)
Other Items, Net	5.2	(15.9)	11.5	(41.0)

Other Expense, Net	$(101.1)	$(73.1)	$(313.8)	$(212.7)

Other Items, Net
In the first nine months of 2014, other items, net includes $9 million of gains from the sale of equity and available-for-sale investments. In the first nine months of 2013, other items, net includes $61 million of charges related to amortization of fees paid to obtain bridge financing commitments related to the acquisition of Life Technologies, offset in part by a $5 million gain from additional proceeds from the prior sale of an equity investment. In the first quarter of 2013, the company irrevocably contributed appreciated available-for-sale investments that had a fair value of $27 million to two of its U.K. defined benefit plans, resulting in realization of a previously unrecognized gain of $11 million.

Note 5. Stock-based Compensation Expense

    The components of stock-based compensation expense are as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(In millions)	2014	2013	2014	2013

Stock Option Awards	$11.7	$10.4	$34.1	$30.6
Restricted Unit Awards	18.9	12.5	52.5	36.0

Total Stock-based Compensation Expense	$30.6	$22.9	$86.6	$66.6

    As of September 27, 2014, there was $91 million of total unrecognized compensation cost related to unvested stock options granted. The cost is expected to be recognized through 2018 with a weighted average amortization period of 2.6 years.

    As of September 27, 2014, there was $121 million of total unrecognized compensation cost related to unvested restricted stock unit awards. The cost is expected to be recognized through 2018 with a weighted average amortization period of 2.3 years.

    During the first nine months of 2014, the company made equity compensation grants to employees consisting of 1.0 million service- and performance-based restricted stock units and options to purchase 2.5 million shares.

    Certain pre-acquisition equity awards of Life Technologies were converted to rights to receive future cash payments over the remaining vesting period. In addition to stock-based compensation, which is included in the above table, in the three- and nine-month periods ended September 27, 2014, the company recorded expense for cash-in-lieu of equity of $9.2 million and $26.3 million, respectively, related to these arrangements.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 6. Pension and Other Postretirement Benefit Plans
    Employees of a number of the company’s non-U.S. and certain U.S. subsidiaries participate in defined benefit pension plans covering substantially all full-time employees at those subsidiaries. Some of the plans are unfunded, as permitted under the plans and applicable laws. The company also maintains postretirement healthcare programs at several acquired businesses where certain employees are eligible to participate. The costs of the postretirement healthcare programs are generally funded on a self-insured and insured-premium basis.

Net periodic benefit costs for the company’s defined benefit pension plans include the following components:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(In millions)	2014	2013	2014	2013

Service Cost-Benefits Earned	$8.0	$5.8	$17.6	$15.2
Interest Cost on Benefit Obligation	23.6	11.9	67.2	35.8
Expected Return on Plan Assets	(25.0)	(13.3)	(71.2)	(39.7)
Amortization of Actuarial Net Loss	1.9	2.8	5.9	8.5
Amortization of Prior Service Benefit	—	—	(0.1)	(0.2)
Special Termination Benefits	0.2	0.7	0.2	1.2

Net Periodic Benefit Cost	$8.7	$7.9	$19.6	$20.8

Note 7. Income Taxes

   The provision for income taxes in the accompanying statement of income differs from the provision calculated by applying the statutory federal income tax rate of 35% to income from continuing operations before provision for income taxes due to the following:

	Nine Months Ended
	September 27,	September 28,
(In millions)	2014	2013

Provision for Income Taxes at Statutory Rate	$542.5	$329.7

Increases (Decreases) Resulting From:
Foreign rate differential	(187.6)	(178.0)
Impact of change in tax laws and apportionment on deferred taxes	(26.0)	(5.0)
Foreign and research and development tax credits	(122.5)	(118.6)
Manufacturing deduction	(26.6)	(21.1)
State income taxes, net of federal tax	27.7	(3.1)
Nondeductible expenses	9.6	5.3
Provision of tax reserves, net	25.3	—
Tax return reassessments and settlements	(1.5)	—
Basis difference on disposal of businesses	26.3	—
Singapore tax holiday	(10.3)	—
Other, net	1.7	(3.4)

	$258.6	$5.8

    The company has significant activities in Singapore and has received considerable tax incentives. The local taxing authority granted the company pioneer company status which provides an incentive encouraging companies to undertake activities that have the effect of promoting economic or technological development in Singapore. This incentive equates to a tax exemption on earnings associated with most of the company’s manufacturing activities in Singapore and continues through December 31, 2021. The impact of this tax holiday decreased the annual effective tax rate by 0.7% and increased diluted earnings per share by approximately $0.03 for the nine months ended September 27, 2014.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The company’s unrecognized tax benefits increased to $259.8 million at September 27, 2014, from $134.2 million at December 31, 2013. Of the total increase, $100.3 million resulted from the acquisition of Life Technologies and $54.4 million resulted from the provision of tax reserves, primarily related to the sale of the divested businesses and a tax matter in a foreign jurisdiction, offset in part by a reduction of $29.1 million from resolution of a tax matter for which a reserve had previously been established.

Note 8. Earnings per Share
	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(In millions except per share amounts)	2014	2013	2014	2013

Income from Continuing Operations	$469.9	$317.7	$1,291.5	$936.1
Gain (Loss) from Discontinued Operations	1.7	(0.1)	1.7	(0.7)
Loss on Disposal of Discontinued Operations, Net	—	—	—	(4.2)

Net Income	$471.6	$317.6	$1,293.2	$931.2

Basic Weighted Average Shares	399.9	361.2	397.5	359.8
Plus Effect of:
Equity forward arrangement	—	2.5	0.2	0.8
Stock options and restricted units	3.8	3.6	4.0	3.5

Diluted Weighted Average Shares	403.7	367.3	401.7	364.1

Basic Earnings per Share:
Continuing operations	$1.17	$.88	$3.25	$2.60
Discontinued operations	—	—	—	(.01)

	$1.18	$.88	$3.25	$2.59

Diluted Earnings per Share:
Continuing operations	$1.16	$.86	$3.21	$2.57
Discontinued operations	—	—	—	(.01)

	$1.17	$.86	$3.22	$2.56

    Options to purchase 2.4 million, 0.1 million, 2.4 million and 1.3 million shares of common stock were not included in the computation of diluted earnings per share for the third quarter of 2014 and 2013 and first nine months of 2014 and 2013, respectively, because their effect would have been antidilutive.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 9. Debt and Other Financing Arrangements
	Effective
	Interest Rate at
	September 27,	September 27,	December 31,
(Dollars in millions)	2014	2014	2013

Commercial Paper	0.44%	$462.5	$250.0
Term Loan	1.62%	1,875.0	—
2.05% 3-Year Senior Notes, Due 2/21/2014		—	300.0
3.25% 5-Year Senior Notes, Due 11/20/2014	1.65%	400.0	400.0
4.40% 5-Year Senior Notes, Due 3/1/2015	0.77%	500.0	—
3.20% 5-Year Senior Notes, Due 5/1/2015	1.59%	450.0	450.0
5.00% 10-Year Senior Notes, Due 6/1/2015	5.12%	250.0	250.0
3.50% 5-Year Senior Notes, Due 1/15/2016	1.06%	400.0	—
3.20% 5-Year Senior Notes, Due 3/1/2016	3.21%	900.0	900.0
2.25% 5-Year Senior Notes, Due 8/15/2016	2.29%	1,000.0	1,000.0
1.30% 3-Year Senior Notes, Due 2/1/2017	1.02%	900.0	900.0
1.85% 5-Year Senior Notes, Due 1/15/2018	1.85%	500.0	500.0
2.40% 5-Year Senior Notes, Due 2/1/2019	2.44%	900.0	900.0
6.00% 10-Year Senior Notes, Due 3/1/2020	2.98%	750.0	—
4.70% 10-Year Senior Notes, Due 5/1/2020	4.70%	300.0	300.0
5.00% 10-Year Senior Notes, Due 1/15/2021	3.25%	400.0	—
4.50% 10-Year Senior Notes, Due 3/1/2021	4.58%	1,000.0	1,000.0
3.60% 10-Year Senior Notes, Due 8/15/2021	4.29%	1,100.0	1,100.0
3.15% 10-Year Senior Notes, Due 1/15/2023	3.21%	800.0	800.0
4.15% 10-Year Senior Notes, Due 2/1/2024	4.07%	1,000.0	1,000.0
5.30% 30-Year Senior Notes, Due 2/1/2044	5.30%	400.0	400.0
Other		31.0	41.9

Total Borrowings at Par Value		14,318.5	10,491.9
Fair Value Hedge Accounting Adjustments		1.6	12.9
Unamortized Premium (Discount), Net		157.0	(17.5)

Total Borrowings at Carrying Value		14,477.1	10,487.3
Less: Short-term Obligations and Current Maturities		3,088.5	987.7

Long-term Obligations		$11,388.6	$9,499.6

    The effective interest rates for the fixed-rate debt include the stated interest on the notes, the accretion of any discount or amortization of any premium and, if applicable, adjustments related to hedging.

See Note 12 for fair value information pertaining to the company’s long-term obligations.
Credit Facilities
The company has a revolving credit facility with a bank group that provides for up to $1.50 billion of unsecured multi-currency revolving credit. The facility expires in July 2018. The agreement calls for interest at either a LIBOR-based rate or a rate based on the prime lending rate of the agent bank, at the company’s option. The agreement contains affirmative, negative and financial covenants, and events of default customary for financings of this type. The financial covenant requires the company to maintain a Consolidated Leverage Ratio of debt to EBITDA (as defined in the agreement) below 4.5 to 1.0 for the remainder of 2014 and decreasing, based on the passage of time, to 3.5 to 1.0, by August 2015 and an Interest Coverage Ratio of EBITDA (as defined in the agreement) to interest expense of 3.0 to 1.0. The credit agreement permits the company to use the facility for working capital; acquisitions; repurchases of common stock, debentures and other securities; the refinancing of debt; and general corporate purposes. The credit agreement allows for the issuance of letters of credit, which reduces the amount available for borrowing. If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of September 27, 2014, no borrowings were outstanding under the facility, although available capacity was reduced by approximately $59 million as a result of outstanding letters of credit.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Commercial Paper Program
The company has a U.S. commercial paper program pursuant to which it may issue and sell unsecured, short-term promissory notes (CP Notes). Maturities may not exceed 397 days from the date of issue and the CP Notes rank pari passu with all of the company’s other unsecured and unsubordinated indebtedness. CP Notes are issued on a private placement basis under customary terms in the commercial paper market and are not redeemable prior to maturity nor subject to voluntary prepayment. CP Notes are issued at a discount from par, or, alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. As of September 27, 2014, outstanding borrowings under this program were $463 million, with a weighted average remaining period to maturity of 16 days. The weighted average interest rate on the outstanding CP Notes as of September 27, 2014 was 0.44%.

Term Loan

    In connection with the acquisition of Life Technologies, the company entered into an unsecured term loan agreement. The term loan agreement calls for interest at either a LIBOR-based rate or a rate based on the prime lending rate of the agent bank, at the company’s option. The term loan agreement contains affirmative, negative and financial covenants, and events of default customary for financings of this type. The financial covenants require the company to maintain a Consolidated Leverage Ratio of debt to EBITDA (as defined in the agreements) below 4.5 to 1.0 for the remainder of 2014 and decreasing, based on the passage of time, to 3.5 to 1.0, by August 2015. The company must also maintain a minimum interest coverage ratio of 3.0 to 1.0. As of September 27, 2014, outstanding borrowings under the term loan agreement were $1.88 billion. The company is required to make minimum periodic payments totaling $250 million and $1.00 billion in the remainder of 2014 and in 2015, respectively. The remaining balance is due in 2016. Borrowings may be prepaid without penalty.

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

Interest Rate Swap Arrangements

    In 2013, upon the issuance of $900 million principal amount of 1.30% Senior Notes due 2017, the company entered into LIBOR-based interest rate swap arrangements with various banks. The aggregate amount of the swaps is equal to the principal amount of the 1.30% Notes and the payment dates of the swaps coincide with the payment dates of the 1.30% Notes. The swap contracts provide for the company to pay a variable interest rate of one-month LIBOR plus a spread of 0.6616% (0.8186% at September 27, 2014) and to receive a fixed rate of 1.30%. The variable interest rate resets monthly. The swaps have been accounted for as a fair value hedge of the 1.30% Notes. See Note 12 for additional information.

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

    On September 29, 2009, Life Technologies filed a complaint against Illumina, Inc. and Solexa, Inc. in the United States District Court for the District of Delaware alleging infringement of patents relating to clonal amplification of nucleic acids by Illumina’s next generation Genome Analyzer, HiSeq, and MiSeq DNA sequencing systems. Illumina asserted counterclaims in that case alleging infringement of patents relating to optical tracking, generating linked pairs of nucleic acid segments, and genome-wide variation analysis by Life Technologies’ next generation SOLiD sequencing system and Ion Torrent’s semiconductor sequencing system. On April 6, 2011, the case was transferred to the United States District Court for the Southern District of California. Life Technologies seeks damages for alleged willful infringement, attorneys’ fees, costs, pre- and post-judgment interest, and injunctive relief. On its counterclaims, Illumina seeks damages for alleged infringement, attorneys’ fees, costs, pre- and post-judgment interest, and injunctive relief. Final judgment of non-infringement in Illumina’s favor was entered on April 28, 2014, and Life Technologies filed an appeal from that judgment with the United States Court of Appeals for the Federal Circuit. On September 12, 2014, the parties settled these claims on terms not material to the company, including no amounts being paid by either party to the other. The claims were subsequently dismissed.

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

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 11. Comprehensive Income and Shareholders’ Equity
Comprehensive Income (Loss)
Comprehensive income (loss) combines net income and other comprehensive items. Other comprehensive items represent certain amounts that are reported as components of shareholders’ equity in the accompanying balance sheet.

Changes in each component of accumulated other comprehensive items, net of tax are as follows:
(In millions)	Currency Translation Adjustment	Unrealized Gains (Losses) on Available-for- Sale Investments	Unrealized Gains (Losses) on Hedging Instruments	Pension and Other Postretirement Benefit Liability Adjustment	Total

Balance at December 31, 2013	$112.0	$1.3	$(23.9)	$(166.6)	$(77.2)
Other comprehensive income (loss) before reclassifications	(655.9)	1.7	—	2.3	(651.9)
Amounts reclassified from accumulated other comprehensive items	—	(1.4)	2.2	4.0	4.8

Net other comprehensive items	(655.9)	0.3	2.2	6.3	(647.1)

Balance at September 27, 2014	$(543.9)	$1.6	$(21.7)	$(160.3)	$(724.3)

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

    The amounts reclassified out of accumulated other comprehensive items are as follows:

		Nine Months Ended
	Affected Line Item in the	September 27,	September 28,
(In millions)	Statement of Income	2014	2013

Amounts Reclassified From Accumulated Other Comprehensive Items
Unrealized gains and losses on available-for-sale investments:
Realized gain on sale or transfer of available-for-sale investments	Other Expense, Net	$(1.4)	$(10.5)
Tax provision	Provision for Income Taxes	—	2.5

		(1.4)	(8.0)

Unrealized gains and losses on hedging instruments:
Realized loss on interest rate swaps and locks	Other Expense, Net	3.6	4.0
Tax benefit	Provision for Income Taxes	(1.4)	(1.6)

		2.2	2.4

Pension and other postretirement benefit liability adjustment:
Amortization of actuarial losses	Net Periodic Benefit Cost -	5.9	8.6
Amortization of prior service benefit	see Note 6 for details	(0.2)	(0.2)

Total before tax		5.7	8.4
Tax benefit	Provision for Income Taxes	(1.7)	(2.6)

		4.0	5.8

Total reclassifications		$4.8	$0.2

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
The following table presents information about the company’s financial assets and liabilities measured at fair value on a recurring basis as of September 27, 2014:
	September 27,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2014	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents	$22.6	$22.6	$—	$—
Bank time deposits	9.2	9.2	—	—
Investments in mutual funds, unit trusts and other similar instruments	9.8	9.8	—	—
Insurance contracts	99.3	—	99.3	—
Derivative contracts	23.1	—	23.1	—

Total Assets	$164.0	$41.6	$122.4	$—

Liabilities
Derivative contracts	$12.7	$—	$12.7	$—
Contingent consideration	32.7	—	—	32.7

Total Liabilities	$45.4	$—	$12.7	$32.7

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

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(In millions)	2014	2013	2014	2013

Contingent Consideration
Beginning Balance	$32.0	$33.7	$5.1	$20.1
Acquisition	0.8	—	29.9	—
Payments	(4.2)	(0.7)	(10.3)	(0.7)
Change in fair value included in earnings	4.4	(0.1)	8.0	13.5
Currency translation	(0.3)	—	—	—

Ending Balance	$32.7	$32.9	$32.7	$32.9

    The notional amounts of derivative contracts outstanding, consisting of currency exchange contracts and interest rate swaps, totaled $3.74 billion and $2.03 billion at September 27, 2014 and December 31, 2013, respectively.

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

	Fair Value – Assets		Fair Value – Liabilities
(In millions)	September 27, 2014	December 31, 2013	September 27, 2014	December 31, 2013

Derivatives Designated as Hedging Instruments
Interest rate swaps (a)	$—	$—	$5.7	$5.2
Derivatives Not Designated as Hedging Instruments
Currency exchange contracts (b)	23.1	3.8	7.0	1.3

(a)	The fair value of the interest rate swaps is included in the consolidated balance sheet under the caption other long-term liabilities.
(b)	The fair value of the currency exchange contracts is included in the consolidated balance sheet under the captions other current assets or other accrued expenses.

	Gain (Loss) Recognized
	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(In millions)	2014	2013	2014	2013

Derivatives Designated as Fair Value Hedges
Interest rate swaps - effective portion	$1.1	$—	$3.2	$—
Interest rate swaps - ineffective portion	(2.3)	—	(0.5)	—
Derivatives Not Designated as Fair Value Hedges
Currency exchange contracts
Included in cost of revenues	$7.0	$1.5	$11.2	$2.0
Included in other expense, net	75.9	(26.8)	76.1	(12.0)

    Gains and losses recognized on currency exchange contracts and the effective portion of interest rate swaps are included in the consolidated statement of income together with the corresponding, offsetting losses and gains on the underlying hedged transactions. Gains and losses recognized on the ineffective portion of interest rate swaps are included in other expense, net in the accompanying statement of income.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Fair Value of Other Financial Instruments
The carrying value and fair value of the company’s notes receivable and debt obligations are as follows:
	September 27, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
(In millions)	Value	Value	Value	Value

Notes Receivable	$8.1	$8.1	$7.6	$7.6

Debt Obligations:
Senior notes	$12,108.6	$12,396.6	$10,195.4	$10,304.8
Term loan	1,875.0	1,875.0	—	—
Commercial paper	462.5	462.5	250.0	250.0
Other	31.0	31.0	41.9	41.9

	$14,477.1	$14,765.1	$10,487.3	$10,596.7

    The fair value of debt obligations was determined based on quoted market prices and on borrowing rates available to the company at the respective period ends which represent level 2 measurements.

Note 13. Supplemental Cash Flow Information
	Nine Months Ended
	September 27,	September 28,
(In millions)	2014	2013

Non-cash Activities
Fair value of assets of acquired businesses	$19,622.8	$—
Cash paid for acquired businesses	(13,530.6)	—

Liabilities assumed of acquired businesses	$6,092.2	$—

Fair value of available-for-sale investments contributed to defined benefit plans	$—	$27.1

Declared but unpaid dividends	$61.6	$55.5

Issuance of stock upon vesting of restricted stock units	$176.7	$63.2

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 14. Restructuring and Other Costs (Income), Net

    Restructuring and other costs (income) in the first nine months of 2014 primarily included the gains on sale of the company’s sera and media, gene modulation and magnetic beads businesses and the sale of the Cole-Parmer business, offset in part by sales of inventories revalued at the date of acquisition, cash compensation to monetize certain equity awards held by Life Technologies’ employees at the date of acquisition, third-party acquisition transaction and integration costs, severance obligations payable to former Life Technologies’ executives and employees, charges to conform the accounting policies of Life Technologies with the company’s accounting policies and, to a lesser extent, continuing charges for headcount reductions and facility consolidations in an effort to streamline operations, including the closure and consolidation of operations within several facilities in the U.S., Europe and Asia. In the first nine months of 2014, severance actions associated with facility consolidations and cost reduction measures affected approximately 2% of the company’s workforce.

    As of October 31, 2014, the company has identified restructuring actions that will result in additional charges of approximately $50 million, primarily in the remainder of 2014 which will be recorded when specified criteria are met, such as abandonment of facilities.

Third Quarter of 2014
During the third quarter of 2014, the company recorded net restructuring and other costs (income) by segment as follows:
(In millions)	Cost of Revenues	Selling, General and Administrative Expenses	Restructuring and Other Costs (Income), Net	Total

Life Sciences Solutions	$1.7	$15.1	$13.8	$30.6
Analytical Instruments	—	—	1.7	1.7
Specialty Diagnostics	0.4	—	4.9	5.3
Laboratory Products and Services	—	—	(131.8)	(131.8)
Corporate	—	5.2	0.8	6.0

	$2.1	$20.3	$(110.6)	$(88.2)

The components of net restructuring and other costs by segment are as follows:
Life Sciences Solutions

    The Life Sciences Solutions segment recorded $30.6 million of net restructuring and other charges in the third quarter of 2014. The segment recorded charges to cost of revenues of $1.7 million primarily for sales of inventories revalued at the date of acquisition and accelerated depreciation at facilities closing due to real estate consolidation; charges to selling, general and administrative expenses of $15.1 million including $10.7 million for third-party transaction and integration costs related to the acquisition of Life Technologies (Note 2) and $4.4 million of changes in estimates of contingent consideration for acquisitions; and $13.8 million of restructuring and other costs, net, $13.3 million of which were cash costs. These costs, which were associated with headcount reductions and facility consolidations including the consolidation of various facilities primarily in the U.S., consisted of $8.9 million of severance; $2.1 million of abandoned facility costs; and $2.3 million of other cash costs, including retention and outplacement costs.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Analytical Instruments

The Analytical Instruments segment recorded $1.7 million of net restructuring and other charges in the third quarter of 2014, including $1.8 million of cash costs associated with headcount reductions and facility consolidations including the consolidation and closure of several facilities in the U.S. and Europe. These cash costs consisted of $1.4 million primarily for severance.

Specialty Diagnostics
The Specialty Diagnostics segment recorded $5.3 million of net restructuring and other charges in the third quarter of 2014. The segment recorded charges to cost of revenues of $0.4 million and $4.9 million of other restructuring costs, all of which were cash costs primarily associated with headcount reductions as well as consolidation of facilities in the U.S. and Europe. The cash costs included $2.5 million of severance and the remainder principally for outplacement costs for severed employees and moving expenses associated with facility consolidations.

Laboratory Products and Services

The Laboratory Products and Services segment recorded $131.8 million of income, net of restructuring charges in the third quarter of 2014. The segment recorded a gain of $132.6 million from the sale of the Cole-Parmer business. The gain was partially offset by $0.7 million of cash costs which were associated with headcount reductions and facility consolidations to streamline operations, primarily abandoned facility costs.

Corporate

    During the third quarter of 2014, the company recorded $6.0 million of net restructuring and other charges including $5.2 million of charges to selling, general and administrative expenses associated with product liability litigation and $0.8 million of cash costs for severance at its corporate operations.

First Nine Months of 2014
During the first nine months of 2014, the company recorded net restructuring and other costs (income) by segment as follows:
(In millions)	Cost of Revenues	Selling, General and Administrative Expenses	Restructuring and Other Costs (Income), Net	Total

Life Sciences Solutions	$326.5	$110.2	$(526.9)	$(90.2)
Analytical Instruments	(0.8)	1.1	6.0	6.3
Specialty Diagnostics	0.8	1.5	12.6	14.9
Laboratory Products and Services	0.2	—	(126.6)	(126.4)
Corporate	—	5.2	3.0	8.2

	$326.7	$118.0	$(631.9)	$(187.2)
The components of net restructuring and other costs (income) by segment are as follows:
Life Sciences Solutions
In the first nine months of 2014, the Life Sciences Solutions segment recorded $90.2 million of other income, net of restructuring costs. The segment recorded a net gain of $760.4 million primarily from the divestiture of its sera and media, gene modulation and magnetic beads businesses (see Note 2). The gain was partially offset by restructuring and other charges including charges to cost of revenues of $326.5 million, consisting of $303.1 million of charges for sales of inventories revalued at the date of acquisition, $21.4 million of costs to conform the accounting policies of Life Technologies with the company’s accounting policies and $1.8 million of accelerated depreciation for facility consolidations. The segment also recorded charges to selling, general and administrative expenses of $110.2 million, including $88.6 million of third-party transaction and integration costs related to the acquisition of Life Technologies (Note 2), $16.2 million of costs to conform the accounting policies of Life Technologies with the company’s accounting policies, and $5.4 million for changes in estimates of contingent consideration for acquisitions. In addition, the segment recorded $221.8 million of cash restructuring costs, including $91.7 million for cash compensation to monetize certain equity awards held by Life Technologies’ employees at the date of acquisition with the remainder principally for severance obligations payable to former Life Technologies’ executives and employees as well as costs related to the consolidation of various facilities primarily in the U.S. The segment also recorded a $10.7 million provision for losses on pre-acquisition litigation-related matters.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Analytical Instruments

    In the first nine months of 2014, the Analytical Instruments segment recorded $6.3 million of net restructuring and other charges. The segment recorded a net reduction in cost of revenues of $0.8 million; $1.1 million of charges to selling, general and administrative expenses for changes in estimates of contingent consideration; and $6.0 million of other costs, net. These other costs were primarily cash costs including abandoned facility costs and moving and other expenses associated with facility consolidations and employee severance.

Specialty Diagnostics

    In the first nine months of 2014, the Specialty Diagnostics segment recorded $14.9 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $0.8 million; $1.5 million of charges to selling, general and administrative expenses for changes in estimates of contingent consideration for an acquisition; and $13.6 million of cash costs. The cash costs included $7.2 million for severance with the remainder principally for other costs associated with facility consolidations, including the consolidation of a facility in Europe with existing facilities in Europe and China. In addition, the segment recorded $1.0 million of income, net, primarily from a gain on the divestiture of a small business unit.

Laboratory Products and Services

    In the first nine months of 2014, the Laboratory Products and Services segment recorded $126.4 million of other income, net of restructuring costs. The segment recorded a net gain of $132.6 million from the sale of the Cole-Parmer business. The gain was partially offset by restructuring and other charges including charges to cost of revenues of $0.2 million and restructuring charges, of which $5.7 million were cash costs primarily for severance and abandoned facility costs.

Corporate

    In the first nine months of 2014, the company recorded $8.2 million of net restructuring and other charges, including $5.2 million of selling, general and administrative charges associated with product liability litigation, a writedown to estimated disposal value of a fixed asset held for sale, and cash costs of $1.7 million for severance at its corporate operations.

    The following table summarizes the cash components of the company’s restructuring plans. The non-cash components and other amounts reported as restructuring and other costs, net, in the accompanying statement of income have been summarized in the notes to the tables. Accrued restructuring costs are included in other accrued expenses in the accompanying balance sheet.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

		Abandonment
(In millions)	Severance	of Excess Facilities	Other (a)	Total

Pre-2013 Restructuring Plans
Balance At December 31, 2013	$6.6	$8.0	$0.3	$14.9
Costs incurred in 2014 (b)	2.2	2.5	—	4.7
Reserves reversed	(1.6)	(0.1)	—	(1.7)
Payments	(3.2)	(3.4)	(0.2)	(6.8)
Currency translation	(0.3)	(0.2)	—	(0.5)

Balance At September 27, 2014	$3.7	$6.8	$0.1	$10.6

2013 Restructuring Plans
Balance At December 31, 2013	$22.0	$1.4	$2.2	$25.6
Costs incurred in 2014 (b)	5.8	1.7	5.0	12.5
Reserves reversed	(2.6)	—	—	(2.6)
Payments	(19.8)	(2.0)	(4.2)	(26.0)
Currency translation	(0.7)	0.1	(0.2)	(0.8)

Balance At September 27, 2014	$4.7	$1.2	$2.8	$8.7

2014 Restructuring Plans
Costs incurred in 2014 (b)	$124.2	$3.2	$89.3	$216.7
Payments	(97.8)	(1.4)	(86.7)	(185.9)
Currency translation	(0.7)	—	(0.1)	(0.8)

Balance At September 27, 2014	$25.7	$1.8	$2.5	$30.0

(a)	Other includes cash charges to monetize certain equity awards held by employees of Life Technologies at the date of acquisition, as well as employee retention costs which are accrued ratably over the period through which employees must work to qualify for a payment.
(b)	Excludes a $894.4 million net gain on the sale of businesses, principally the company’s sera and media, gene modulation and magnetic beads businesses and the Cole-Parmer business; $19.6 million of cash compensation to monetize certain equity awards held by Life Technologies’ employees at the date of acquisition that was paid by Life Technologies prior to the acquisition; $10.7 million of provision for losses on pre-acquisition litigation-related matters of Life Technologies; and an aggregate of $2.6 million of non-cash charges, net.

    The company expects to pay accrued restructuring costs as follows: severance, primarily through the first half of 2015; employee-retention obligations and other costs, primarily through 2014; and abandoned-facility payments, over lease terms expiring through 2020.

Note 15. Discontinued Operations
In 2014, the company recorded after-tax income of $1.7 million as a result of favorable experience on workers compensation claims related to the discontinued operations. In 2013, the company recorded an after-tax charge of $4.2 million for the estimated cost to raze certain abandoned facilities of discontinued operations prior to the planned sale of the related land.

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

On March 21, 2014, the company sold its sera and media, gene modulation and magnetic beads businesses to GE Healthcare for $1.06 billion, net of cash divested. The sale of these businesses resulted in a pre-tax gain of approximately $761 million included in restructuring and other costs (income), net. The businesses fell principally in the Life Sciences Solutions segment. Divestiture of these businesses was a condition to obtaining antitrust approval for the Life Technologies acquisition. Revenues and operating income of the businesses sold were approximately $250 million and $64 million, respectively, for the year ended December 31, 2013 and $61 million and $12 million, respectively, in 2014 through the date of sale.

On August 15, 2014, the company sold its Cole-Parmer specialty channel business, part of the Laboratory Products and Services segment, for $480 million in cash, net of cash divested. The sale of this business resulted in a pre-tax gain of approximately $133 million, included in restructuring and other costs (income), net. Revenues and operating income of the business sold were approximately $232 million and $43 million, respectively, for the year ended December 31, 2013 and $149 million and $28 million, respectively, in 2014 through the date of sale.

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

	Three Months Ended				Nine Months Ended
	September 27,		September 28,		September 27,		September 28,
(Dollars in millions)	2014		2013		2014		2013

Revenues
Life Sciences Solutions	$1,071.9	25.7%	$167.2	5.2%	$3,010.5	24.3%	$520.8	5.4%
Analytical Instruments	786.5	18.9%	765.4	24.0%	2,349.8	19.0%	2,266.5	23.6%
Specialty Diagnostics	811.8	19.5%	759.3	23.8%	2,480.6	20.0%	2,358.5	24.5%
Laboratory Products and Services	1,628.7	39.0%	1,594.7	50.0%	4,918.6	39.7%	4,746.0	49.3%
Eliminations	(127.5)	(3.1)%	(94.8)	(3.0)%	(362.7)	(3.0)%	(268.4)	(2.8)%

	$4,171.4	100%	$3,191.8	100%	$12,396.8	100%	$9,623.4	100%

Sales in the third quarter of 2014 were $4.17 billion, an increase of $980 million from the third quarter of 2013. Aside from the effects of acquisitions, net of dispositions and currency translation (discussed in total and by segment below), revenues in 2014 increased $122 million (4%) over 2013 revenues, primarily due to increased demand. Sales to customers in the company’s primary end markets were strong except for those in academic and government markets where growth continued to be modest, with improvement in North America offset by weakness in China.

    In the third quarter of 2014, total company operating income and operating income margin were $640 million and 15.3%, respectively, compared with $392 million and 12.3%, respectively, in 2013. The increase in operating income was primarily due to inclusion of Life Technologies’ results, a gain of $133 million on the sale of the Cole-Parmer business and, to a lesser extent, productivity improvements, net of inflationary cost increases. These increases were offset in part by $172 million of higher amortization expenses, primarily related to the acquisition. The company’s references throughout this discussion to productivity improvements generally refer to improved cost efficiencies from its Practical Process Improvement (PPI) business system, reduced costs resulting from global sourcing initiatives and a lower cost structure following restructuring actions including headcount reductions and consolidation of facilities.

    The company’s effective tax rates were 12.9% and 0.4% in the third quarter of 2014 and 2013, respectively. The 2014 provision for income taxes includes $137 million related to the gain on the sale of the Cole-Parmer business. The tax on the sale of Cole-Parmer exceeded the pre-tax book gain due to the low tax basis in the business. Aside from the discrete tax on the gain, the company had a benefit from income taxes in the third quarter of 2014 primarily due to restructuring and other costs associated with the acquisition of Life Technologies as well as an increase in the expected benefit from foreign tax credits. Due primarily to the non-deductibility of intangible asset amortization for tax purposes, the company’s cash payments for income taxes are higher than its income tax expense for financial reporting purposes and are expected to total $540 to $560 million in 2014, including taxes on the divestiture gains. The effective tax rate in both periods was also affected by relatively significant earnings in lower tax jurisdictions. In the third quarter of 2013, the company implemented tax planning initiatives related to non-U.S. subsidiaries. The majority of the benefit derived from these initiatives resulted in additional foreign tax credits with a benefit of $9.8 million, which was a discrete item that reduced the company’s effective tax rate by 3.1 percentage points. The tax provision in the 2013 period was also favorably affected by $3.2 million, or 1.0 percentage point as a result of adjustments to deferred tax balances due to changes in tax rates.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Results of Operations and Liquidity (continued)

Income from continuing operations was $470 million in the third quarter of 2014, compared to $318 million in the third quarter of 2013. The increase in operating income in the 2014 period (discussed above) was offset in part by an increase in the income tax provision in the 2014 period (discussed above) and an increase in interest expense of $53 million as a result of debt issued and assumed in connection with the acquisition of Life Technologies.

    During the first nine months of 2014, the company’s cash flow from operations totaled $1.67 billion, compared with $1.28 billion for the first nine months of 2013. The increase resulted from a lower investment in working capital items, principally due to income tax refunds and the timing of tax payments and cash flow from the acquired Life Technologies operations, offset in part by cash disbursements totaling $309 million related to the acquisition of Life Technologies, including severance obligations, third-party transaction/integration costs and monetizing certain equity awards held by Life Technologies employees at the date of acquisition.

    As of September 27, 2014, the company’s short-term debt totaled $3.09 billion, including $1.61 billion of senior notes, due in 2014 and early 2015, $1.00 billion of minimum payments due in the next twelve months on the company’s term loan and $463 million of commercial paper obligations. The company has a revolving credit facility with a bank group that provides up to $1.50 billion of unsecured multi-currency revolving credit. If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of September 27, 2014, no borrowings were outstanding under the company’s revolving credit facility, although available capacity was reduced by approximately $59 million as a result of outstanding letters of credit.

    The company believes that its existing cash and short-term investments of $544 million as of September 27, 2014 and its future cash flow from operations together with available borrowing capacity under its revolving credit agreement will be sufficient to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months.

Critical Accounting Policies and Estimates

    The company’s discussion and analysis of its financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements of the company’s Form 10-K for 2013, describe the significant accounting estimates and policies used in preparation of the consolidated financial statements. Actual results in these areas may differ from management’s estimates under different assumptions or conditions. There have been no significant changes in the company’s critical accounting policies during the first nine months of 2014.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Third Quarter 2014 Compared With Third Quarter 2013
Continuing Operations
	Three Months Ended
	September 27,	September 28,	Total	Currency	Acquisitions/
(In millions)	2014	2013	Change	Translation	Divestitures	Operations

Revenues
Life Sciences Solutions	$1,071.9	$167.2	$904.7	$0.6	$892.6	$11.5
Analytical Technologies	786.5	765.4	21.1	(2.9)	3.7	20.3
Specialty Diagnostics	811.8	759.3	52.5	1.5	3.6	47.4
Laboratory Products and Services	1,628.7	1,594.7	34.0	5.0	(29.2)	58.2
Eliminations	(127.5)	(94.8)	(32.7)	(0.3)	(16.5)	(15.9)

Consolidated Revenues	$4,171.4	$3,191.8	$979.6	$3.9	$854.2	$121.5

Sales in the third quarter of 2014 were $4.17 billion, an increase of $980 million from the third quarter of 2013. Sales increased $854 million due to acquisitions, principally Life Technologies, net of divestitures. The favorable effects of currency translation resulted in an increase in revenues of $4 million in 2014. Aside from the effects of acquisitions, divestitures and currency translation, revenues increased $122 million (4%) primarily due to increased demand. Sales to customers in the company’s primary end markets were strong except for those in academic and government markets where growth continued to be modest, with improvement in North America offset by weakness in China. Sales growth was strong in Europe, moderate in North America and modest in Asia.

    In the third quarter of 2014, total company operating income and operating income margin were $640 million and 15.3%, respectively, compared with $392 million and 12.3%, respectively, in 2013. The increase in operating income was primarily due to inclusion of Life Technologies’ results, a gain of $133 million on the sale of the Cole-Parmer business and, to a lesser extent, productivity improvements, net of inflationary cost increases. These increases were offset in part by $172 million of higher amortization expenses, primarily related to the acquisition. The company’s references throughout this discussion to productivity improvements generally refer to improved cost efficiencies from its Practical Process Improvement (PPI) business system, reduced costs resulting from global sourcing initiatives and a lower cost structure following restructuring actions including headcount reductions and consolidation of facilities.

    In the third quarter of 2014, the company recorded restructuring and other income, net, of $88 million, including net gains on sale of businesses of $133 million, offset in part by $2 million of charges to cost of revenues primarily from accelerated depreciation at facilities closing due to real estate consolidation and the sale of inventories revalued at the date of acquisition, as well as $20 million of charges to selling, general and administrative expenses primarily for transaction costs related to the acquisition of Life Technologies and, to a lesser extent, a charge associated with product liability litigation as well as for changes in estimates of contingent consideration for an acquisition. The company incurred $22 million of cash restructuring costs primarily for actions to achieve synergies from the Life Technologies acquisition. In addition, the company’s other businesses incurred costs for continued headcount reductions and facility consolidations in an effort to streamline operations, including severance at several businesses and abandoned facility expenses at businesses that have been or are being consolidated, including the consolidation of operations within several facilities in the U.S., Europe and Asia (see Note 14).

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

In the third quarter of 2013, the company recorded restructuring and other costs, net, of $36 million, including $1 million of charges to cost of revenues primarily related to accelerated depreciation on manufacturing assets to be abandoned due to facility consolidations and $24 million of charges to selling, general and administrative expenses for transaction costs related to the acquisition of Life Technologies and a charge associated with product liability litigation. The company incurred $12 million of cash restructuring costs primarily for continued headcount reductions and facility consolidations in an effort to streamline operations, including severance at several businesses and abandoned facility expenses at businesses that were being consolidated, such as the consolidation of operations within several facilities in the U.S. and Europe.

    As of October 31, 2014, the company has identified restructuring actions that will result in additional charges of approximately $50 million primarily in 2014 and expects to identify additional actions during the remainder of 2014 which will be recorded when specified criteria are met, such as abandonment of facilities.

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

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

	Three Months Ended
	September 27,	September 28,
(Dollars in millions)	2014	2013	Change

Revenues
Life Sciences Solutions	$1,071.9	$167.2	541%
Analytical Instruments	786.5	765.4	3%
Specialty Diagnostics	811.8	759.3	7%
Laboratory Products and Services	1,628.7	1,594.7	2%
Eliminations	(127.5)	(94.8)	34%

Consolidated Revenues	$4,171.4	$3,191.8	31%

Segment Income
Life Sciences Solutions	$306.3	$38.9	687%
Analytical Instruments	137.8	131.0	5%
Specialty Diagnostics	224.3	204.2	10%
Laboratory Products and Services	246.6	245.3	1%

Subtotal Reportable Segments	915.0	619.4	48%

Cost of Revenues Charges	(2.1)	(0.9)
Selling, General and Administrative Charges, Net	(20.3)	(24.0)
Restructuring and Other Income (Costs), Net	110.6	(11.4)
Amortization of Acquisition-related Intangible Assets	(362.9)	(191.0)

Consolidated Operating Income	$640.3	$392.1	63%

Reportable Segments Operating Income Margin	21.9%	19.4%

Consolidated Operating Income Margin	15.3%	12.3%

Income from the company’s reportable segments increased 48% to $915 million in the third quarter of 2014 due primarily to the acquisition of Life Technologies and to a lesser extent, productivity improvements, net of inflationary costs increases, offset in part by strategic growth investments.

Life Sciences Solutions
	Three Months Ended
	September 27,	September 28,
(Dollars in millions)	2014	2013	Change

Revenues	$1,071.9	$167.2	541%

Operating Income Margin	28.6%	23.3%	5.3pt

Sales in the Life Sciences Solutions segment increased $905 million to $1.07 billion in the third quarter of 2014, primarily due to the acquisition of Life Technologies. Had the acquisition of Life Technologies been completed at the beginning of 2013, pro forma revenues for the quarter would have decreased $17 million compared to pro forma third quarter 2013 revenues, including a decrease of $46 million due to dispositions, net of other acquisitions and a decrease of $2 million due to the unfavorable effects of currency translation, offset in part by an increase of $31 million (3%) due to higher revenues at existing businesses. The increase in pro forma revenue at existing businesses was primarily due to increased demand for bioprocess production products as well as next-generation sequencing products.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

    Operating income margin was 28.6% in the third quarter of 2014 and 23.3% in the third quarter of 2013. The increase resulted primarily from higher operating margins at Life Technologies relative to the segment’s legacy operations.

Analytical Instruments
	Three Months Ended
	September 27,	September 28,
(Dollars in millions)	2014	2013	Change

Revenues	$786.5	$765.4	3%

Operating Income Margin	17.5%	17.1%	0.4pt

Sales in the Analytical Instruments segment increased $21 million to $787 million in the third quarter of 2014. Sales increased $20 million (3%) due to higher revenues at existing businesses, and $4 million due to acquisitions offset in part by a decrease of $3 million due to the unfavorable effects of currency translation. The increase in revenue at existing businesses was primarily due to increased demand for chromatography instruments as well as environmental and process monitoring instruments.

    Operating income margin was 17.5% in the third quarter of 2014 and 17.1% in the third quarter of 2013. The increase resulted primarily from productivity improvements, net of inflationary cost increases and, to a lesser extent, favorable foreign currency exchange offset in part by strategic growth investments.

Specialty Diagnostics
	Three Months Ended
	September 27,	September 28,
(Dollars in millions)	2014	2013	Change

Revenues	$811.8	$759.3	7%

Operating Income Margin	27.6%	26.9%	0.7pt

Sales in the Specialty Diagnostics segment increased $53 million to $812 million in the third quarter of 2014. Sales increased $47 million (6%) due to higher revenues at existing businesses, $4 million due to an acquisition and $2 million due to the favorable effects of currency translation. The increase in revenue at existing businesses was primarily due to increased demand for immunodiagnostics products, clinical diagnostics products and, to a lesser extent, products sold through the segment’s healthcare market channel.

Operating income margin was 27.6% in the third quarter of 2014 and 26.9% in the third quarter of 2013. The increase resulted primarily from profit on incremental sales and, to a lesser extent, favorable foreign currency exchange, offset in part by strategic growth investments.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

Laboratory Products and Services
	Three Months Ended
	September 27,	September 28,
(Dollars in millions)	2014	2013	Change

Revenues	$1,628.7	$1,594.7	2%

Operating Income Margin	15.1%	15.4%	(0.3)pt

Sales in the Laboratory Products and Services segment increased $34 million to $1.63 billion in the third quarter of 2014. Sales increased $58 million (4%) due to higher revenues at existing businesses and $5 million due to the favorable effects of currency translation. These increases were offset by a decrease of $29 million due to dispositions. The increase in revenue at existing businesses was primarily due to increased demand for laboratory equipment and consumables and, to a lesser extent, clinical trial logistics services.

    Operating income margin was 15.1% in the third quarter of 2014 and 15.4% in the third quarter of 2013. The decrease was primarily due to strategic growth investments and unfavorable sales mix, offset in part by productivity improvements, net of inflationary cost increases.

Other Expense, Net
The company reported other expense, net, of $101 million and $73 million in the third quarter of 2014 and 2013, respectively (Note 4). Other expense, net includes interest income, interest expense, equity in earnings of unconsolidated subsidiaries, investment gains and losses, and other items, net. Interest expense increased $53 million primarily due to the debt issued and assumed in connection with the acquisition of Life Technologies. In the third quarter of 2014, other items, net includes a $4 million gain from an equity investment. In the third quarter of 2013, other items, net includes $20 million of charges related to amortization of fees paid to obtain bridge financing commitments related to the acquisition of Life Technologies.

Provision for Income Taxes

    The company’s effective tax rates were 12.9% and 0.4% in the third quarter of 2014 and 2013, respectively. The 2014 provision for income taxes includes $137 million related to the gain on the sale of the Cole-Parmer business. The tax on the sale of Cole-Parmer exceeded the pre-tax book gain due to the low tax basis in the business. Aside from the discrete tax on the gain, the company had a benefit from income taxes in the third quarter of 2014 primarily due to restructuring and other costs associated with the acquisition of Life Technologies as well as an increase in the expected benefit from foreign tax credits. Due primarily to the non-deductibility of intangible asset amortization for tax purposes, the company’s cash payments for income taxes are higher than its income tax expense for financial reporting purposes and are expected to total $540 to $560 million in 2014, including taxes on the divestiture gains. The effective tax rate in both periods was also affected by relatively significant earnings in lower tax jurisdictions. In the third quarter of 2013, the company implemented tax planning initiatives related to non-U.S. subsidiaries. The majority of the benefit derived from these initiatives resulted in additional foreign tax credits with a benefit of $9.8 million, which was a discrete item that reduced the company’s effective tax rate by 3.1 percentage points. The tax provision in the 2013 period was also favorably affected by $3.2 million, or 1.0 percentage point as a result of adjustments to deferred tax balances due to changes in tax rates.

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

Results of Operations
First Nine Months of 2014 Compared With First Nine Months of 2013
Continuing Operations
	Nine Months Ended
	September 27,	September 28,	Total	Currency	Acquisitions/
(In millions)	2014	2013	Change	Translation	Divestitures	Operations

Revenues
Life Sciences Solutions	$3,010.5	$520.8	$2,489.7	$4.1	$2,458.7	$26.9
Analytical Instruments	2,349.8	2,266.5	83.3	4.9	10.6	67.8
Specialty Diagnostics	2,480.6	2,358.5	122.1	13.5	8.6	100.0
Laboratory Products and Services	4,918.6	4,746.0	172.6	22.6	(34.4)	184.4
Eliminations	(362.7)	(268.4)	(94.3)	(1.9)	(49.4)	(43.0)

Consolidated Revenues	$12,396.8	$9,623.4	$2,773.4	$43.2	$2,394.1	$336.1

Sales in the first nine months of 2014 were $12.40 billion, an increase of $2.77 billion from the first nine months of 2013. Sales increased $2.39 billion due to acquisitions, net of divestitures. The favorable effects of currency translation resulted in an increase in revenues of $43 million in 2014. Aside from the effects of currency translation and acquisitions/divestitures, revenues increased $336 million (4%) primarily due to increased demand. Demand from biopharma customers remained strong. Higher sales to customers in healthcare and industrial markets were offset in part by lower sales to academic and government markets that the company believes was in part due to inclement weather in the first quarter of 2014, resulting in some customers working fewer days. Sales growth was strong in Europe and moderate in North America and Asia.

    In the first nine months of 2014, total company operating income and operating income margin were $1.86 billion and 15.0%, respectively, compared with $1.15 billion and 12.0%, respectively, in the first nine months of 2013. The increase in operating income and operating income margin was primarily due to net gains of $894 million on the sale of businesses and, to a lesser extent, inclusion of Life Technologies’ results from the date of acquisition as well as productivity improvements, net of inflationary cost increases. These increases were offset in part by $437 million of charges associated with the acquisition, as discussed below, as well as $418 million of higher amortization expenses primarily related to the acquisition.

    In the first nine months of 2014, the company recorded restructuring and other income, net, of $187 million, including net gains on the sale of businesses of $894 million, offset in part by $327 million of charges to cost of revenues primarily for the sale of inventories revalued at the date of acquisition and $118 million of charges to selling, general and administrative expenses primarily for transaction costs related to the acquisition of Life Technologies. The company incurred $249 million of cash restructuring costs primarily associated with the Life Technologies acquisition including cash compensation to monetize certain equity awards held by Life Technologies employees at the date of acquisition and severance obligations to former executives and employees of Life Technologies. In addition, the company’s other businesses incurred costs for continued headcount reductions and facility consolidations in an effort to streamline operations, including severance at several businesses and abandoned facility expenses at businesses that have been or are being consolidated, including the consolidation of operations within several facilities in the U.S., Europe and Asia (see Note 14).

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

In the first nine months of 2013, the company recorded restructuring and other costs, net, of $130 million, including $27 million of charges to cost of revenues primarily related to the sale of inventories revalued at the date of acquisition and, to a lesser extent, accelerated depreciation on manufacturing assets to be abandoned due to facility consolidations and $48 million of charges to selling, general and administrative expenses primarily consisting of transaction costs related to the acquisition of Life Technologies, changes in estimates of contingent consideration for an acquisition and a charge associated with product liability litigation. The company incurred $55 million of cash restructuring costs primarily for continued headcount reductions and facility consolidations in an effort to streamline operations, including severance at several businesses and abandoned facility expenses at businesses that were being consolidated.

Segment Results
	Nine Months Ended
	September 27,	September 28,
(Dollars in millions)	2014	2013	Change

Revenues
Life Sciences Solutions	$3,010.5	$520.8	478%
Analytical Instruments	2,349.8	2,266.5	4%
Specialty Diagnostics	2,480.6	2,358.5	5%
Laboratory Products and Services	4,918.6	4,746.0	4%
Eliminations	(362.7)	(268.4)	35%

Consolidated Revenues	$12,396.8	$9,623.4	29%

Segment Income
Life Sciences Solutions	$850.0	$123.4	589%
Analytical Instruments	399.1	376.8	6%
Specialty Diagnostics	681.7	643.4	6%
Laboratory Products and Services	738.3	714.7	3%

Subtotal Reportable Segments	2,669.1	1,858.3	44%

Cost of Revenues Charges	(326.7)	(27.2)
Selling, General and Administrative Charges, Net	(118.0)	(47.9)
Restructuring and Other Income (Costs), Net	631.9	(54.4)
Amortization of Acquisition-related Intangible Assets	(992.4)	(574.2)

Consolidated Operating Income	$1,863.9	$1,154.6	61%

Reportable Segments Operating Income Margin	21.5%	19.3%

Consolidated Operating Income Margin	15.0%	12.0%

Income from the company’s reportable segments increased 44% to $2.67 billion in the first nine months of 2014 due primarily to the acquisition of Life Technologies and to a lesser extent, productivity improvements, net of inflationary costs increases, offset in part by strategic growth investments.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

Life Sciences Solutions
	Nine Months Ended
	September 27,	September 28,
(Dollars in millions)	2014	2013	Change

Revenues	$3,010.5	$520.8	478%

Operating Income Margin	28.2%	23.7%	4.5pt

Sales in the Life Sciences Solutions segment increased $2.49 billion to $3.01 billion in the first nine months of 2014 primarily due to the acquisition of Life Technologies, net of divestitures. Had the acquisition of Life Technologies been completed at the beginning of 2013, pro forma revenues for the 2014 period would have decreased $19 million compared to pro forma 2013 revenues, including a decrease of $95 million due to dispositions, net of other acquisitions, substantially offset by an increase of $72 million (2%) due to higher revenues at existing businesses and an increase of $3 million due to the favorable effects of currency translation. The increase in pro forma revenue at existing businesses was primarily due to increased demand for bioprocess production products as well as next-generation sequencing products, offset in part by lower licensing revenues.

    Operating income margin was 28.2% in the first nine months of 2014 compared to 23.7% in the first nine months of 2013. The increase resulted primarily from higher operating margins at Life Technologies relative to the segment’s legacy operations.

Analytical Instruments
	Nine Months Ended
	September 27,	September 28,
(Dollars in millions)	2014	2013	Change

Revenues	$2,349.8	$2,266.5	4%

Operating Income Margin	17.0%	16.6%	0.4pt

Sales in the Analytical Instruments segment increased $83 million to $2.35 billion in the first nine months of 2014. Sales increased $68 million (3%) due to higher revenues at existing businesses, $5 million due to the favorable effects of currency translation and $11 million due to acquisitions. The increase in revenue at existing businesses was primarily due to increased demand for chromatography and mass spectrometry instruments.

    Operating income margin was 17.0% in the first nine months of 2014 compared to 16.6% in the first nine months of 2013. The increase resulted primarily from productivity improvements, net of inflationary cost increases and, to a lesser extent, profit from favorable sales mix. The increases were offset in part by strategic growth investments.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

Specialty Diagnostics
	Nine Months Ended
	September 27,	September 28,
(Dollars in millions)	2014	2013	Change

Revenues	$2,480.6	$2,358.5	5%

Operating Income Margin	27.5%	27.3%	0.2pt

Sales in the Specialty Diagnostics segment increased $122 million to $2.48 billion in the first nine months of 2014. Sales increased $100 million (4%) due to higher revenues at existing businesses, $14 million due to the favorable effects of currency translation and $9 million due to an acquisition. The increase in revenue at existing businesses was primarily due to increased demand for immunodiagnostics products and, to a lesser extent, products sold through the segment’s healthcare market channel as well as clinical diagnostics products.

    Operating income margin was 27.5% in the first nine months of 2014 and 27.3% in the first nine months of 2013. The increase resulted primarily from productivity improvements, net of inflationary cost increases as well as favorable sales mix, offset in part by strategic growth investments.

Laboratory Products and Services
	Nine Months Ended
	September 27,	September 28,
(Dollars in millions)	2014	2013	Change

Revenues	$4,918.6	$4,746.0	4%

Operating Income Margin	15.0%	15.1%	(0.1)pt

Sales in the Laboratory Products and Services segment increased $173 million to $4.92 billion in the first nine months of 2014. Sales increased $184 million (4%) due to higher revenues at existing businesses and $23 million due to the favorable effects of currency translation. These increases were offset by a decrease of $34 million due to dispositions. The increase in revenue at existing businesses was primarily due to increased demand for laboratory equipment and consumables and, to a lesser extent, clinical trial logistics services, offset in part by weakness in sales to academic and government customers.

    Operating income margin was 15.0% in the first nine months of 2014 and 15.1% in the first nine months of 2013. The decrease resulted primarily from strategic growth investments offset in part by productivity improvements, net of inflationary cost increases.

Other Expense, Net
The company reported other expense, net, of $314 million and $213 million in the first nine months of 2014 and 2013, respectively (Note 4). Interest expense increased $171 million primarily due to the debt issued and assumed in connection with the acquisition of Life Technologies. In 2014, the company realized net gains of $9 million from equity and available-for-sale investments. In 2013, the company recorded $61 million of charges related to amortization of fees paid to obtain bridge financing commitments related to the acquisition of Life Technologies. Also in 2013, the company irrevocably contributed appreciated available-for-sale investments that had a fair value of $27 million to two of its U.K. defined benefit plans, resulting in realization of a previously unrecognized gain of $11 million.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

Provision for Income Taxes
The company’s effective tax rates were 16.7% and 0.6% in the first nine months of 2014 and 2013, respectively. The 2014 provision for income taxes includes $390 million related to gains on the sales of businesses. Aside from the discrete tax on the gains, the company had a benefit from income taxes primarily due to restructuring and other costs associated with the acquisition of Life Technologies as well as an increase in the expected benefit from foreign tax credits. In the first nine months of 2014, the company recognized a discrete tax benefit of $15.4 million, or 1.0 percentage points, attributable to tax rulings related to non-U.S. subsidiaries. In the first nine months of 2014 and 2013, the company implemented tax planning initiatives related to non-U.S. subsidiaries. The majority of the benefit derived from these initiatives resulted in additional foreign tax credits with benefits of $24.0 million and $30.0 million, respectively, which were discrete items that reduced the company’s effective tax rate by 1.5 and 3.2 percentage points, respectively. The effective tax rate in both periods was also affected by relatively significant earnings in lower tax jurisdictions. The tax provision in the 2014 period was favorably affected by $10.6 million, or 0.7 percentage points, as a result of adjustments to deferred tax balances due to changes in tax rates. The effective tax rate in 2013 was favorably impacted by the U.S. Congress’ renewal in January 2013 of a tax credit for 2012 research and development activities. The tax credit for 2012 research and development activities favorably affected the tax provision in the first nine months of 2013 by $7.5 million, or 0.8 percentage points. The tax credit has not yet been renewed for 2014 and no benefit is reflected in the 2014 estimated effective tax rate.

Discontinued Operations
In 2014, the company recorded after-tax income of $1.7 million as a result of favorable experience on workers compensation claims related to the discontinued operations. In 2013, the company recorded an after-tax charge of $4.2 million for the estimated cost to raze certain abandoned facilities of discontinued operations prior to the planned sale of the related land.

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

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
Consolidated working capital was negative $0.50 billion at September 27, 2014, compared with $6.75 billion at December 31, 2013. Included in working capital were cash, cash equivalents and short-term investments of $0.54 billion at September 27, 2014 and $5.83 billion at December 31, 2013. The decrease in working capital is primarily due to the cash used to fund the Life Technologies acquisition and an increase in short-term debt of $2.1 billion from year-end, also principally due to the acquisition.

First Nine Months of 2014
Cash provided by operating activities was $1.67 billion during the first nine months of 2014. Increases in accounts receivable and inventories used cash of $117 million and $109 million, respectively, primarily to support growth in sales. Other assets decreased by $206 million primarily due to collection of tax refunds including those related to legacy Life Technologies’ operations. Other liabilities increased by $305 million primarily due to the timing of payments for income taxes. In 2014, the company made cash payments including severance obligations, third-party transaction/integration costs and monetizing certain equity awards totaling $309 million related to the acquisition of Life Technologies. The company made cash contributions to its pension and postretirement benefit plans totaling $37 million during the first nine months of 2014. Cash payments for income taxes increased to $321 million during the first nine months of 2014, compared with $152 million in the 2013 period and increased in part due to taxes on the gains from the sale of businesses. The company expects full year payments for income taxes will total approximately $540 - $560 million in 2014.

    During the first nine months of 2014, the company’s investing activities used $11.66 billion of cash, principally for the acquisition of Life Technologies. Acquisitions used cash of $13.06 billion. Proceeds from the sale of businesses provided $1.52 billion. The company’s investing activities also included the purchase of $271 million of property, plant and equipment.

    The company’s financing activities provided $4.71 billion of cash during the first nine months of 2014. To partially fund the acquisition of Life Technologies, the company borrowed $5.00 billion under an unsecured term loan (Note 9) and issued 34.9 million shares of its common stock for net proceeds of $2.94 billion in cash (Note 11). Repayments of long-term debt, principally the term loan, totaled $3.43 billion. An increase in commercial paper obligations provided cash of $212 million. The company’s financing activities also included $133 million of proceeds from employee stock option exercises offset by the payment of $175 million in cash dividends. On November 8, 2012, the Board of Directors authorized the repurchase of up to $1.00 billion of the company’s common stock beginning January 1, 2013. At September 27, 2014, $910 million was available for future repurchases of the company’s common stock under this authorization.

The company has no material commitments for purchases of property, plant and equipment and expects that for all of 2014, such expenditures, net of disposals will approximate between $420 to $440 million. The company’s contractual obligations and other commercial commitments did not change materially between December 31, 2013 and September 27, 2014 except for the debt issued and assumed in connection with the Life Technologies acquisition (Note 9) and the assumption of unfunded pension obligations totaling $203 million in connection with the acquisition.

    As of September 27, 2014, the company’s short-term debt totaled $3.09 billion, including $1.61 billion of senior notes, due in 2014 and early 2015, $1.00 billion of minimum payments due in the next twelve months on the company’s term loan and $463 million of commercial paper obligations. The company has a revolving credit facility with a bank group that provides up to $1.50 billion of unsecured multi-currency revolving credit. If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of September 27, 2014, no borrowings were outstanding under the company’s revolving credit facility, although available capacity was reduced by approximately $59 million as a result of outstanding letters of credit.

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

    The company believes that its existing cash and short-term investments of $544 million as of September 27, 2014 and its future cash flow from operations together with available borrowing capacity under its revolving credit agreement will be sufficient to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months.

First Nine Months of 2013
    Cash provided by operating activities was $1.28 billion during the first nine months of 2013. Increases in accounts receivable and inventories used cash of $155 million and $130 million, respectively, primarily to support growth in sales. An increase in other assets used cash of $69 million primarily for expected income tax refunds and, to a lesser extent, prepaid expenses. An increase in accounts payable provided cash of $49 million, primarily due to higher inventory purchases. In the the first nine months of 2013, the company paid fees to obtain bridge financing commitments and other transaction costs totaling $80 million related to the acquisition of Life Technologies. The company made cash contributions to its pension and postretirement benefit plans totaling $26 million during the first nine months of 2013. Cash payments for income taxes of continuing operations totaled $152 million. Payments for restructuring actions, principally severance costs and lease and other expenses of real estate consolidation, used cash of $51 million during the first nine months of 2013.

During the first nine months of 2013, the company’s primary investing activity was the purchase of $188 million of property, plant and equipment.

    The company’s financing activities provided $14 million of cash during the first nine months of 2013. The company’s financing activities included the receipt of $205 million of proceeds from employee stock option exercises offset by the repurchase of $90 million of the company’s common stock and the payment of $162 million in cash dividends.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The company’s exposure to market risk from changes in interest rates, currency exchange rates and commodity prices has not changed materially from its exposure at year-end 2013.
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
The company’s management, with the participation of the company’s chief executive officer and chief financial officer, evaluated the effectiveness of the company’s disclosure controls and procedures as of September 27, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the company’s disclosure controls and procedures as of September 27, 2014, the company’s chief executive officer and chief financial officer concluded that, as of such date, the company’s disclosure controls and procedures were effective at the reasonable assurance level.

THERMO FISHER SCIENTIFIC INC.

Changes in Internal Control over Financial Reporting
On February 3, 2014, the company completed the acquisition of Life Technologies. The company’s management has extended its oversight and monitoring processes that support internal control over financial reporting to include Life Technologies’ operations. The company’s management is continuing to integrate the acquired operations of Life Technologies into the company’s overall internal control over financial reporting process. There have been no other changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended September 27, 2014, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

THERMO FISHER SCIENTIFIC INC.

PART II OTHER INFORMATION
Item 1. Legal Proceedings
On February 3, 2014, the company acquired Life Technologies. Life Technologies and its subsidiaries are party to several lawsuits in which plaintiffs claim infringement of their intellectual property, including the lawsuit described below, which was settled during the quarter ended September 27, 2014.

On September 29, 2009, Life Technologies filed a complaint against Illumina, Inc. and Solexa, Inc. in the United States District Court for the District of Delaware alleging infringement of patents relating to clonal amplification of nucleic acids by Illumina’s next generation Genome Analyzer, HiSeq, and MiSeq DNA sequencing systems. Illumina asserted counterclaims in that case alleging infringement of patents relating to optical tracking, generating linked pairs of nucleic acid segments, and genome-wide variation analysis by Life Technologies’ next generation SOLiD sequencing system and Ion Torrent’s semiconductor sequencing system. On April 6, 2011, the case was transferred to the United States District Court for the Southern District of California. Life Technologies seeks damages for alleged willful infringement, attorneys’ fees, costs, pre- and post-judgment interest, and injunctive relief. On its counterclaims, Illumina seeks damages for alleged infringement, attorneys’ fees, costs, pre- and post-judgment interest, and injunctive relief. Final judgment of non-infringement in Illumina’s favor was entered on April 28, 2014, and Life Technologies filed an appeal from that judgment with the United States Court of Appeals for the Federal Circuit.  On September 12, 2014, the parties settled these claims on terms not material to the company, including no amounts being paid by either party to the other. The claims were subsequently dismissed.

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

    Integrating the Life Technologies businesses into Thermo Fisher’s existing businesses may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the transaction may not be fully realized. The success of the acquisition of Life Technologies, including the realization of anticipated benefits and cost savings, will depend, in part, on our ability to successfully combine the businesses of Thermo Fisher and Life Technologies. The integration may be more difficult, costly or time consuming than expected. It is possible that the integration process could result in the loss of key employees or the disruption of each company’s ongoing businesses or that the alignment of standards, controls, procedures and policies may adversely affect the combined company’s ability to maintain relationships with clients, customers, suppliers and employees or to fully achieve the anticipated benefits and cost savings of the transaction. The loss of key employees could adversely affect our ability to successfully conduct our business in the markets in which Life Technologies operated prior to closing, which could have an adverse effect on our financial results and the value of our common stock. Other potential difficulties of combining the business of Thermo Fisher and Life Technologies include unanticipated issues in integrating manufacturing, logistics, information communications and other systems.

THERMO FISHER SCIENTIFIC INC.

Risk Factors (continued)

    If we experience difficulties with the integration process, the anticipated benefits of the transaction may not be realized fully, or may take longer to realize than expected. Integration efforts may also divert management attention and resources. These integration matters could have an adverse effect on the company.

As a multinational corporation, we are exposed to fluctuations in currency exchange rates, which could adversely affect our cash flows and results of operations. International markets contribute a substantial portion of our revenues, and we intend to continue expanding our presence in these regions. The exposure to fluctuations in currency exchange rates takes on different forms. International revenues and costs are subject to the risk that fluctuations in exchange rates could adversely affect product demand and the profitability in U.S. dollars of products and services provided by us in international markets, where payment for our products and services is made in the local currency. As a multinational corporation, our businesses occasionally invoice third-party customers in currencies other than the one in which they primarily do business (the “functional currency”). Movements in the invoiced currency relative to the functional currency could adversely impact our cash flows and our results of operations. In addition, reported sales made in non-U.S. currencies by our international businesses, when translated into U.S. dollars for financial reporting purposes, fluctuate due to exchange rate movement. Should our international sales grow, exposure to fluctuations in currency exchange rates could have a larger effect on our financial results. In 2013, currency translation had an unfavorable effect of $36 million on the revenues of our continuing operations due to the strengthening of the U.S. dollar relative to other currencies in which the company sells products and services, and in the first nine months of 2014, currency translation had a favorable effect on revenues of our continuing operations of $43 million.

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

THERMO FISHER SCIENTIFIC INC.

Risk Factors (continued)

Moreover, we have acquired many companies and businesses. As a result of these acquisitions, we recorded significant goodwill and indefinite-lived intangible assets (primarily tradenames) on our balance sheet, which amount to approximately $19.05 billion and $1.30 billion, respectively, as of September 27, 2014. We assess the realizability of goodwill and indefinite-lived intangible assets annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. These events or circumstances would generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and indefinite-lived intangible assets will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill and indefinite-lived intangible assets, we may be required to incur material charges relating to the impairment of those assets.

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

THERMO FISHER SCIENTIFIC INC.

Risk Factors (continued)

    Regulations related to “conflict minerals” may cause us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products. On August 22, 2012, the SEC adopted a rule requiring disclosures by public companies of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. The rule, which was effective for 2013 and requires an annual disclosure report to be filed, requires companies to perform due diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo or an adjoining country. The rule could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products, including tantalum, tin, gold and tungsten. The number of suppliers who provide conflict-free minerals may be limited. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. As our supply chain is complex, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we undertake, which may harm our reputation. In addition, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so.

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

THERMO FISHER SCIENTIFIC INC.

Risk Factors (continued)

Our debt may restrict our investment opportunities or limit our activities. As of September 27, 2014, we had approximately $14.48 billion in outstanding indebtedness. In addition, we have a revolving credit facility that provides for up to $1.50 billion of unsecured multi-currency revolving credit. We may also obtain additional long-term debt and lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.

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

    Additionally, the agreements governing our debt require that we maintain certain financial ratios, and contain affirmative and negative covenants that restrict our activities by, among other limitations, limiting our ability to incur additional indebtedness, make investments, create liens, sell assets and enter into transactions with affiliates. The covenants in our revolving credit facility and the term credit facility that we entered into to partially finance the Life Technologies Acquisition include a total debt-to-EBITDA ratio and an interest coverage ratio. Specifically, the company has agreed that, so long as any lender has any commitment under either facility, or any loan or other obligation is outstanding under either facility, or any letter of credit is outstanding under the revolving credit facility, it will not permit (as the following terms are defined in the facility) the Consolidated Leverage Ratio (the ratio of consolidated Indebtedness to Consolidated EBITDA) as at the last day of any fiscal quarter to be greater than 4.5 to 1.0 until February 2015 and decreasing, based on the passage of time, to 3.5 to 1.0, by August 2015 or the Consolidated Interest Coverage Ratio (the ratio of Consolidated EBITDA to Consolidated Interest Expense) to be less than 3.0 to 1.0.

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

    There was no share repurchase activity for the company’s third quarter of 2014. On November 8, 2012, the Board of Directors authorized the repurchase of up to $1.00 billion of the company’s common stock beginning January 1, 2013. At September 27, 2014, $910 million was available for future repurchases of the company’s common stock under this authorization.

Item 6. Exhibits
See Exhibit Index on page 59.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 31, 2014	THERMO FISHER SCIENTIFIC INC.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 27, 2014, and December 31, 2013, (ii) Consolidated Statements of Income for the three and nine months ended September 27, 2014 and September 28, 2013, (iii) Consolidated Statement of Comprehensive Income for the three and nine months ended September 27, 2014 and September 28, 2013, (iv) Consolidated Statements of Cash Flows for the nine months ended September 27, 2014 and September 28, 2013, (v) Consolidated Statement of Shareholders’ Equity for the nine months ended September 27, 2014 and September 28, 2013 and (vi) Notes to Consolidated Financial Statements.