Form 10-K
period 2014-12-31
THERMO FISHER SCIENTIFIC INC.
filed 2015-02-26
CIK 97745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2014 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 1-8002

THERMO FISHER SCIENTIFIC INC.
(Exact name of Registrant as specified in its charter)

Delaware	04-2209186
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

81 Wyman Street
Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 622-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1.00 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange
2.000% Notes due 2025	New York Stock Exchange

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

As of June 28, 2014, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $47,112,558,000 (based on the last reported sale of common stock on the New York Stock Exchange Composite Tape reporting system on June 28, 2014).

As of January 31, 2015, the Registrant had 396,782,757 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Sections of Thermo Fisher’s definitive Proxy Statement for the 2015 Annual Meeting of Shareholders are incorporated by reference into Parts II and III of this report.

THERMO FISHER SCIENTIFIC INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

On February 3, 2014, we completed our acquisition of Life Technologies Corporation (“Life Technologies”).
Thermo Fisher has approximately 51,000 employees and serves more than 400,000 customers within pharmaceutical and biotech companies, hospitals and clinical diagnostic labs, universities, research institutions and government agencies, as well as environmental, industrial quality and process control settings.

We serve our customers through our premier brands, Thermo Scientific, Applied Biosystems, Invitrogen, Fisher Scientific and Unity Lab Services:

•	The Thermo Scientific brand offers customers in research, diagnostics, industrial, and applied markets a complete range of high-end analytical instruments as well as laboratory equipment, software, services, consumables and reagents. Our portfolio of products includes innovative technologies for mass spectrometry, chromatography, elemental analysis, molecular spectroscopy, sample preparation, informatics, chemical research and analysis, cell culture, bioprocess production, cellular, protein and molecular biology research, allergy testing, drugs-of-abuse testing, therapeutic drug monitoring testing, microbiology, anatomical pathology, as well as environmental monitoring and process control.

•	The Applied Biosystems brand offers customers in research, clinical and applied markets integrated instrument systems, reagents, and software for genetic analysis. Our portfolio includes innovative technologies for genetic sequencing and real-time, digital and end point polymerase chain reaction (PCR), that are used to determine meaningful genetic information in applications such as cancer diagnostics, human identification testing, and animal health, as well as inherited and infectious disease.

•	The Invitrogen brand offers life science customers a broad range of consumables and instruments that accelerate research and ensure consistency of results. Our portfolio of products includes innovative solutions for cellular analysis and biology, flow cytometry, cell culture, protein expression, synthetic biology, molecular biology and protein biology.

•	Fisher Scientific is our channels brand, offering customers a complete portfolio of laboratory equipment, chemicals, supplies and services used in scientific research, healthcare, safety, and education markets. These products are offered through an extensive network of direct sales professionals, industry-specific catalogs, e-commerce capabilities and supply-chain management services. We also offer a range of biopharma services for clinical trials management and biospecimen storage.

•	Unity Lab Services is our services brand, offering a complete portfolio of services from enterprise level engagements to individual instruments and laboratory equipment, regardless of the original manufacturer. Through our network of world-class service and support personnel, we provide services that are designed to help our customers improve productivity, reduce costs, and drive decisions with better data.

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

Business Segments and Products

We report our business in four segments – Life Sciences Solutions, Analytical Instruments, Specialty Diagnostics, and Laboratory Products and Services. For financial information about these segments, including domestic and international operations, see Note 3 to our Consolidated Financial Statements, which begin on page F-1 of this report.

Life Sciences Solutions Segment

Through our Life Sciences Solutions segment, we provide an extensive portfolio of reagents, instruments and consumables used in biological and medical research, discovery and production of new drugs and vaccines as well as diagnosis of disease. These products and services are used by customers in pharmaceutical, biotechnology, agricultural, clinical, academic, and government markets. Life Sciences Solutions includes three primary businesses – Biosciences, Genetic, Medical & Applied Sciences, and BioProduction.

Biosciences

Our biosciences business includes reagents, instruments and consumables that help our customers conduct biological and medical research, discover new drugs and vaccines, and diagnose disease.

Our biosciences offerings include:

•
Reagents, instruments, and consumables used for protein biology, molecular biology, and cell imaging and analysis. The portfolio includes antibodies and products for protein purification, detection, modification, and analysis; and sequencing, detection and purification products used for high content analysis of nucleic acids. Many of these products are also used in applied markets, including agriculture, forensics, diagnostics product development, and toxicology research.

•
Tools used for genetic engineering, amplification, quantification and analysis as well as RNA isolation, including stem cell reprogramming kits, transfection reagents, RNA interference reagents, along with gene editing tools and gene synthesis products.

•	Cell culture media and reagents for preserving and growing mammalian cells which are used in many life science research applications.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Business (continued)

•
Fluorescence-based technologies, which facilitate the labeling of molecules for biological research and drug discovery. These technologies include a wide range of cell analysis instruments, including flow cytometers and imaging platforms that enable fluorescence microscopy.

•	Protein analysis products, including pre-cast electrophoresis gels for separating nucleic acids and proteins, and western blotting and staining tools.

Genetic, Medical & Applied Sciences

Our genetic, medical and applied sciences business combines a wide variety of instruments and related reagents used to analyze DNA across a broad range of applications in research, clinical and applied markets.

Our genetic, medical and applied sciences offerings include:

•
Capillary electrophoresis (CE), quantitative PCR (qPCR), and Next Generation Sequencing (NGS) platforms and reagents. These products are used to discover sources of genetic and epigenetic variation, to catalog the DNA structure of organisms, and to verify the composition of genetic research material. In addition to research, these genetic analysis techniques are used in diverse applied markets including human identification (HID), animal health and food safety. For example, in HID we provide our instrument platforms and reagents to forensic laboratories that analyze DNA recovered from crime scenes. Primary customers include the FBI and police departments around the world. Our technologies are also used in numerous clinical research and diagnostic applications with a focus on cancer and inherited disease. These applications include molecular diagnostics, diagnostic development, clinical and translational research, and public health monitoring.

•	PCR and real-time PCR systems, reagents and assays that enable researchers to amplify and detect targeted nucleic acids (DNA and RNA molecules) for a host of applications in molecular biology.

BioProduction

Our bioproduction business supports developers and manufacturers of biological-based therapeutics and vaccines with a portfolio of premium solutions and services focused on upstream cell culture, downstream purification, analytics for detection and quantitation of process/product impurities, and a suite of single-use solutions spanning the biologics workflow.

Our bioproduction offerings include:

•
Single-use bioproduction solutions that provide our customers with faster turnaround and set-up times, minimal validation requirements, reduced investment and running costs, and increased flexibility of manufacturing capacity.

•
Production cell culture media solutions, which are used by leading biotechnology and pharmaceutical companies to grow cells in controlled conditions and enable large scale cGMP (Current Good Manufacturing Process) manufacturing of drugs and vaccines. We also provide our customers with the associated services to optimize the productivity of these production platforms.

•
Chromatography products, which deliver unmatched capacity and resolution for process-scale bioseparations, and offer a broad set of scalable options for the purification of antibodies, antibody fragments and proteins.

•	Rapid molecular products that deliver accurate results in less than four hours for contaminant detection, identification and quantitation.

•	Scalable solutions for the manufacture of cell therapy based drugs.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Business (continued)

Analytical Instruments Segment

Through our Analytical Instruments segment, we provide a broad offering of instruments, consumables, software and services that are used for a range of applications in the laboratory, on the production line and in the field. These products and services are used by customers in pharmaceutical, biotechnology, academic, government, environmental and other research and industrial markets, as well as the clinical laboratory. This segment includes two primary businesses – Chromatography and Mass Spectrometry, and Chemical Analysis.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Business (continued)

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

Chemical Analysis

Our chemical analysis products fall into five main categories: materials and minerals; molecular spectroscopy; portable analytical instruments; radiation measurement and security instruments; and environmental and process instruments. Customers use these products to quickly and accurately analyze the composition of materials to optimize workflows in academic, life sciences, pharmaceutical, and industrial applications or to help them comply with governmental regulations and industry safety standards. Our product lines range from those used in the laboratory for research or forensics, to those used on the production line to improve quality and efficiency, to portable systems for rapid and real-time identification in the field or to analyze, measure or respond to hazardous situations.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Business (continued)

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

•
Environmental and Process Instruments include fixed and portable instrumentation that help our customers protect people and the environment as well as comply with government regulations and industry safety standards. Our products are used by environmental regulatory agencies and power plant operators to measure ambient air, stack gas emissions, and particulates in compliance with regulated emissions standards. Our products are also used in process monitoring applications by customers in natural gas, petrochemical, refining, bioprocessing, and a wide variety of other industrial markets to provide measurements that improve efficiency, provide process and quality control, and increase worker safety.

In addition to our broad product offerings, we offer a variety of specialized services to our customers through our Unity Lab Services team, including equipment servicing, instrument calibration services, asset management and training.

Specialty Diagnostics Segment

Our Specialty Diagnostics segment offers a wide range of diagnostic test kits, reagents, culture media, instruments and associated products in order to serve customers in healthcare, clinical, pharmaceutical, industrial, and food safety laboratories. Our healthcare products are used to increase the speed and accuracy of diagnoses, which improves patient care in a more cost efficient manner. This segment has six primary businesses – Clinical Diagnostics, ImmunoDiagnostics, Microbiology, Anatomical Pathology, Transplant Diagnostics and our Healthcare Market Channel.

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

We have developed one of the broadest menus for drugs-of-abuse immunoassays. We also provide a broad offering of immunosuppressant drug immunoassays that can be used on a variety of clinical chemistry analyzers.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Business (continued)

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

Transplant Diagnostics

Our transplant diagnostics products include human leukocyte antigen (HLA) typing and testing for the organ transplant market. Our diagnostic tests are used by transplant centers for tissue typing, primarily to determine the compatibility of donors and recipients pre-transplant, and to detect the presence of antibodies post-transplant that can lead to transplant rejection. These transplant diagnostic tests are widely used across the transplant-testing workflow to improve patient outcomes. Our transplant diagnostic offerings include several lines of HLA typing and antibody detection assays utilizing serological, molecular, ELISA, flow, and multiplexing technologies.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Business (continued)

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

•
Detection Instruments include microplate readers, washers and purification systems. These instruments offer researchers in the fields of cancer research, drug development, proteomics, and genomics efficiency, high-quality performance and accurate results.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Business (continued)

Research and Safety Market Channel

Our Research and Safety Market channel serves academic, pharmaceutical, biotechnology, government and industrial customers. We go to market through our broad sales force, printed catalogs in eight different languages, a state-of-the-art website, www.fishersci.com, containing full product content for more than 417,000 products, and our global network of resellers and distributors. The Fisher Scientific catalog has been published for more than 100 years and is an internationally recognized scientific supply resource.

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

BioPharma Services

Our BioPharma Services offerings include global services for pharmaceutical and biotechnology companies engaged in clinical trials, including specialized packaging; over-encapsulation; multi-lingual and specialized labeling and distribution for phase I through phase IV clinical trials; biological-specimen management; specialty pharmaceutical logistics; and clinical supply-chain planning and management. Thermo Fisher’s biobanking business provides temperature-controlled repository services for pharmaceutical, biotechnology, university, government, clinical and blood-processing customers. Our biobanking services business stores pharmacological and biospecimen samples at commercial sites. Additional services include inventory management, validation, business continuity, and repository management and transportation capabilities, resulting in a complete cold chain sample management solution.

Sales and Marketing

We market and sell our products and services through a direct sales force, customer-service professionals, electronic commerce, third-party distributors and various catalogs.

We have approximately 17,500 sales and service personnel including over 3,000 highly trained technical specialists who enable us to better meet the needs of our more technical end-users. We also provide customers with product standardization and other supply-chain-management services to reduce procurement costs.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Business (continued)

New Products and Research and Development

Our business includes the development and introduction of new products and may include entry into new business segments. During 2014, 2013 and 2012, we spent $691 million, $396 million and $376 million, respectively, on research and development. We anticipate that we will continue to make significant expenditures for research and development as we seek to provide a continuing flow of innovative products to maintain and improve our competitive position.

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

Seasonal Influences

Revenues in the fourth quarter are historically stronger than in other quarters due to the capital spending patterns of industrial, pharmaceutical and government customers. Sales of flu tests and related diagnostic products vary quarter to quarter and year to year based on the severity and duration of each period’s flu season. Sales of allergy tests vary quarter to quarter and year to year based on the severity and duration of each period’s airborne pollen allergens.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Business (continued)

Backlog

Our backlog of firm orders at year-end 2014 and 2013 was as follows:

(In millions)	2014	2013

Life Sciences Solutions	$365.5	$111.5
Analytical Instruments	948.0	921.5
Specialty Diagnostics	189.7	183.0
Laboratory Products and Services	442.6	409.4
Eliminations	(22.7)	(21.1)

	$1,923.1	$1,604.3

We believe that virtually all of our backlog at the end of 2014 will be filled during 2015.

Government Contracts

Although the company transacts business with various government agencies, no government contract is of such magnitude that a renegotiation of profits or termination of the contract at the election of the government agency would have a material adverse effect on the company’s financial results.

Competition

The company encounters aggressive and able competition in virtually all of the markets we serve. Because of the diversity of our products and services, we face many different types of competitors and competition. Our competitors include a broad range of manufacturers and third-party distributors. Competitive climates in many of the markets we serve are characterized by changing technology and customer demands that require continuing research and development. Our success primarily depends on the following factors:

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Business (continued)

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

Our Fair Lawn and Somerville, New Jersey facilities entered into administrative consent orders with the New Jersey Department of Environmental Protection in 1984 to maintain groundwater-remediation activities at these sites, and are currently under the State’s Licensed Site Remediation Professional Program. As the owner of the Fair Lawn facility, we are listed as a potentially responsible party for remediation within an area called the Fair Lawn Wellfields Superfund Site, and, in 2008, the company and certain other parties entered into a consent order with the U.S. Environmental Protection Agency (USEPA) to complete a Remedial Investigation/Feasibility Study. In 2011, our Life Technologies subsidiary entered into a consent decree with the USEPA and other responsible parties to implement a groundwater remedy at the former Davis Landfill Superfund site in Smithfield, Rhode Island.

We record accruals for environmental liabilities based on current interpretations of environmental laws and regulations when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. We calculate estimates based upon several factors, including reports prepared by environmental specialists and management’s knowledge and experience with these environmental matters. We include in these estimates potential costs for investigation, remediation and operation and maintenance of cleanup sites. Accrued liabilities for environmental matters totaled $32 million at December 31, 2014.

These environmental liabilities do not include third-party recoveries to which we may be entitled. We believe that our accrual is adequate for the environmental liabilities we currently expect to incur. As a result we believe that our ultimate liability with respect to environmental matters will not have a material adverse effect on our financial position, results of operations or cash flows. However, we may be subject to remedial or compliance costs due to future events, such as changes in existing laws and regulations, changes in agency direction or enforcement policies, developments in remediation technologies, changes in the conduct of our operations, and the effect of changes in accounting rules, which could have a material adverse effect on our financial position, results of operations or cash flows.

Regulatory Affairs

Our operations, and some of the products we offer, are subject to a number of complex and stringent laws and regulations governing the production, handling, transportation and distribution of chemicals, drugs and other similar products, including the operating and security standards of the Food and Drug Administration, the Drug Enforcement Administration, the Bureau of Alcohol, Tobacco, Firearms and Explosives, and various state boards of pharmacy as well as comparable state and foreign agencies. As Thermo Fisher’s businesses also include export and import activities, we are subject to pertinent laws enforced by the U.S. Departments of Commerce, State and Treasury. In addition, our logistics activities must comply with the rules and regulations of the Department of Transportation, the Federal Aviation Administration and similar foreign agencies. While we believe we are in compliance in all material respects with such laws and regulations, any noncompliance could result in substantial fines or otherwise restrict our ability to provide competitive distribution services and thereby have an adverse effect on our financial condition. To date, none has had a material impact on our operations.

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

We have approximately 51,000 employees.

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

Executive Officers of the Registrant

Name	Age	Present Title (Fiscal Year First Became Executive Officer)

Marc N. Casper	46	President and Chief Executive Officer (2001)
Alan J. Malus	55	Executive Vice President (2006)
Mark P. Stevenson	52	Executive Vice President (2014)
Seth H. Hoogasian	60	Senior Vice President, General Counsel and Secretary (2001)
Thomas W. Loewald	51	Senior Vice President (2012)
Andrew J. Thomson	50	Senior Vice President (2012)
Peter M. Wilver	55	Senior Vice President and Chief Financial Officer (2003)
Peter E. Hornstra	55	Vice President and Chief Accounting Officer (2001)

Mr. Casper was appointed President and Chief Executive Officer in October 2009. He was Chief Operating Officer from May 2008 to October 2009 and Executive Vice President from November 2006 to October 2009. He was Senior Vice President from December 2003 to November 2006. From December 2001 to December 2003 he was Vice President.

Mr. Malus was appointed Executive Vice President of Thermo Fisher Scientific in January 2012 and was appointed President, Laboratory Products and Services in January 2014. He was President, Analytical Technologies from January 2012 to January 2014. He was President, Laboratory Products from July 2008 to January 2012, President, Customer Channels from November 2006 to July 2008 and was appointed Senior Vice President of Thermo Fisher Scientific in November 2006.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Business (continued)

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

Mr. Loewald was appointed Senior Vice President of Thermo Fisher Scientific in January 2012 and appointed President, Analytical Instruments in January 2014. He was President, Laboratory Products from January 2012 to January 2014. He was President of the Laboratory Equipment business from August 2008 to December 2011 and was President of the Environmental Instruments business from October 2006 until August 2008.

Mr. Thomson was appointed Senior Vice President of Thermo Fisher Scientific and President, Specialty Diagnostics in February 2012. He was President of the Clinical Diagnostics business from October 2009 to May 2012 and was Vice President and General Manager for North America for the Microbiology business from January 2009 until October 2009.

Mr. Wilver was appointed Senior Vice President in November 2006 and Chief Financial Officer in October 2004. He was Vice President and Chief Financial Officer from October 2004 to November 2006. Mr. Wilver is retiring from the Company on March 31, 2016, and will cease to be the Senior Vice President and Chief Financial Officer on August 1, 2015.

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

Financial Statement Index

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

For example, recent developments in Europe have created uncertainty with respect to the ability of certain European countries to continue to service their sovereign debt obligations. This debt crisis could result in customers in Europe taking longer to pay for products they have purchased from us, or being unable to pay at all. The continued weakness in world economies makes the strength and timing of any economic recovery uncertain, and there can be no assurance that global economic conditions will not deteriorate further.

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

Spending by some of these customers fluctuates based on budget allocations and the timely passage of the annual federal budget. An impasse in federal government budget decisions could lead to substantial delays or reductions in federal spending. In fiscal year 2013, the U.S. Government was unable to reach agreement on budget reduction measures required by the Budget Control Act of 2011. As a result, in early 2013, an enforcement mechanism known as sequestration went into effect, which triggered one year of budget reductions. Despite agreement not to impose similar cuts in fiscal years 2014 and 2015, it is possible that Congress will allow similar cuts to occur again in fiscal year 2016 and beyond.

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

Risk Factors (continued)

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

As a multinational corporation, we are exposed to fluctuations in currency exchange rates, which could adversely affect our cash flows and results of operations. International markets contribute a substantial portion of our revenues, and we intend to continue expanding our presence in these regions. The exposure to fluctuations in currency exchange rates takes on different forms. International revenues and costs are subject to the risk that fluctuations in exchange rates could adversely affect our reported revenues and profitability when translated into U.S. dollars for financial reporting purposes. These fluctuations could also adversely affect the demand for products and services provided by us. As a multinational corporation, our businesses occasionally invoice third-party customers in currencies other than the one in which they primarily do business (the “functional currency”). Movements in the invoiced currency relative to the functional currency could adversely impact our cash flows and our results of operations. Should our international sales grow, exposure to fluctuations in currency exchange rates could have a larger effect on our financial results. In 2013, currency translation had an unfavorable effect of $36 million on the revenues of our continuing operations due to the strengthening of the U.S. dollar relative to other currencies in which the company sells products and services, and in 2014, currency translation had an unfavorable effect on revenues of our continuing operations of $60 million. For 2015, the company is expecting a significant negative impact on revenues and operating income due to the stronger U.S. dollar.

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

Third parties may assert claims against us to the effect that we are infringing on their intellectual property rights. With our acquisition of Life Technologies, we became party to several lawsuits in which plaintiffs claim we infringe their intellectual property (Note 10). We could incur substantial costs and diversion of management resources in defending these claims, which could have a material adverse effect on our business, financial condition and results of operations. In addition, parties making these claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief, which could effectively block our ability to make, use, sell, distribute, or market our products and services in the United States or abroad. In the event that a claim relating to intellectual property is asserted against us, or third parties not affiliated with us hold pending or issued patents that relate to our products or technology, we may seek licenses to such intellectual property or challenge those patents. However, we may be unable to obtain these licenses on commercially reasonable terms, if at all, and our challenge of the patents may be unsuccessful. Our failure to obtain the necessary licenses or other rights could prevent the sale, manufacture, or distribution of our products and, therefore, could have a material adverse effect on our business, financial condition and results of operations.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Risk Factors (continued)

Moreover, we have acquired many companies and businesses. As a result of these acquisitions, we recorded significant goodwill and indefinite-lived intangible assets (primarily tradenames) on our balance sheet, which amount to approximately $18.84 billion and $1.30 billion, respectively, as of December 31, 2014. In addition, we have definite-lived intangible assets totaling $14.11 billion as of December 31, 2014. We assess the realizability of goodwill and indefinite-lived intangible assets annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. We assess the realizability of definite-lived intangible assets whenever events or changes in circumstances indicate that these assets may be impaired. These events or circumstances would generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and intangible assets will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill and intangible assets, we may be required to incur material charges relating to the impairment of those assets.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Risk Factors (continued)

Regulations related to “conflict minerals” may cause us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products. In 2012 the SEC adopted a rule requiring disclosures by public companies of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. The rule requires an annual disclosure report to be filed, and requires companies to perform due diligence and disclose and report whether or not such minerals originate from the Democratic Republic of Congo or an adjoining country. The rule could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products, including tantalum, tin, gold and tungsten. The number of suppliers who provide conflict-free minerals may be limited. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. As our supply chain is complex, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we undertake, which may harm our reputation. In addition, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so.

Our business could be adversely affected by disruptions at our sites. We rely upon our manufacturing operations to produce many of the products we sell and our warehouse facilities to store products, pending sale. Any significant disruption of those operations for any reason, such as strikes or other labor unrest, power interruptions, fire or other events beyond our control could adversely affect our sales and customer relationships and therefore adversely affect our business. We have significant operations in California, near major earthquake faults, which makes us susceptible to earthquake risk. Although most of our raw materials are available from a number of potential suppliers, our operations also depend upon our ability to obtain raw materials at reasonable prices. If we are unable to obtain the materials we need at a reasonable price, we may not be able to produce certain of our products or we may not be able to produce certain of these products at a marketable price, which could have an adverse effect on our results of operations.

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

Our debt may restrict our investment opportunities or limit our activities. As of December 31, 2014, we had approximately $14.56 billion in outstanding indebtedness. In addition, we have a revolving credit facility that provides for up to $2.00 billion of unsecured multi-currency revolving credit. We may also obtain additional long-term debt and lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 2. Properties
The location and general character of our principal properties by segment are as follows:
Life Sciences Solutions
We own approximately 2.1 million square feet of office, engineering, laboratory and production space, principally in California, New York, Maryland and Illinois within the U.S., and in the U.K., Lithuania and New Zealand. We lease approximately 2.5 million square feet of office, engineering, laboratory and production space, principally in California, Texas, Utah, Massachusetts and Maryland within the U.S., and in Singapore, Germany, China, Netherlands and India, under various leases that expire between 2015 and 2028.

Analytical Instruments
We own approximately 1.7 million square feet of office, engineering, laboratory and production space, principally in California, Massachusetts, Wisconsin, and Minnesota within the U.S., and in Germany, Italy and Switzerland. We lease approximately1.6 million square feet of office, engineering, laboratory and production space, principally in Texas, Massachusetts, California, Tennessee, Illinois, Pennsylvania and Florida within the U.S., and in China, Germany, the U.K., Australia and Japan, under various leases that expire between 2015 and 2029.

Specialty Diagnostics
We own approximately 2.1 million square feet of office, engineering, laboratory and production space, principally in Virginia, Kansas, California and New Hampshire within the U.S., and in Sweden, Germany, the U.K. and Switzerland. We lease approximately 1.6 million square feet of office, engineering, laboratory and production space, principally in California, Kansas, Michigan and Wisconsin within the U.S., and in Finland, China, the U.K., France and Germany under various leases that expire between 2015 and 2024.

Laboratory Products and Services
We own approximately 6.1 million square feet of office, engineering, laboratory, warehouse and production space, principally in Pennsylvania, New York, New Jersey, North Carolina, Illinois, Ohio, Georgia and Texas within the U.S., and in the U.K., Germany, Canada, Denmark and France. We lease approximately 3.5 million square feet of office, engineering, laboratory, warehouse and production space, principally in California, Pennsylvania, Maryland, Tennessee, North Carolina, Massachusetts and Illinois, within the U.S. and in Australia, Germany, the U.K., Mexico, Singapore, China, New Zealand, and Japan under various leases that expire between 2015 and 2038.

Corporate Headquarters
We lease approximately 100,000 square feet of office space in Massachusetts under leases that expire between 2015 and 2016.
We believe that all of the facilities that we are currently using are in good condition and are suitable and adequate to meet our current needs. If we are unable to renew any of the leases that are due to expire in 2015 or 2016, we believe that suitable replacement properties are available on commercially reasonable terms.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 3. Legal Proceedings
There are various lawsuits and claims against the company involving product liability, intellectual property, employment, and contractual issues. See “Note 10 to our Consolidated Financial Statements – Commitments and Contingencies.”

Item 4. Mine Safety Disclosures
Not applicable.
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Common Stock

Our common stock is traded on the New York Stock Exchange under the symbol TMO. The following table sets forth the high and low sale prices of the company’s common stock for 2014 and 2013, as reported in the consolidated transaction reporting system.

	2014		2013
	High	Low	High	Low

First Quarter	$127.63	$109.08	$78.04	$64.54
Second Quarter	123.37	112.02	89.50	75.27
Third Quarter	127.21	116.36	94.74	84.41
Fourth Quarter	129.77	107.33	111.44	89.71

The closing price of the company’s common stock on December 31, 2014 and 2013, was $125.29 and $111.35, respectively.

The following table sets forth the per share dividends declared on the company’s common stock for 2014 and 2013.

	2014	2013

First Quarter	$0.15	$0.15
Second Quarter	0.15	0.15
Third Quarter	0.15	0.15
Fourth Quarter	0.15	0.15

Our payment of dividends in the future will be determined by our Board of Directors and will depend upon our earnings, financial condition and other factors.

Holders of Common Stock

As of January 31, 2015, the company had 4,713 holders of record of its common stock. This does not include holdings in street or nominee names.

Issuer Purchases of Equity Securities

There was no share repurchase activity for the company’s fourth quarter of 2014. On November 8, 2012, the Board of Directors authorized the repurchase of up to $1.00 billion of the company’s common stock beginning January 1, 2013. At December 31, 2014, $910 million was available for future repurchases of the company’s common stock under this authorization.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 6. Selected Financial Data

(In millions except per share amounts)	2014 (a)	2013 (b)	2012 (c)	2011 (d)	2010 (e)

Statement of Income Data
Revenues	$16,889.6	$13,090.3	$12,509.9	$11,558.8	$10,393.1
Operating Income	2,503.0	1,609.6	1,482.1	1,250.8	1,188.1
Income from Continuing Operations	1,895.5	1,279.1	1,258.4	1,023.4	986.1
Net Income	1,894.4	1,273.3	1,177.9	1,329.9	1,035.6
Earnings per Share from Continuing Operations:
Basic	4.76	3.55	3.46	2.69	2.45
Diluted	4.71	3.50	3.43	2.66	2.41
Earnings per Share:
Basic	4.76	3.53	3.24	3.49	2.57
Diluted	4.71	3.48	3.21	3.46	2.53

Cash Dividends Declared per Share	.60	.60	.54	—	—

Balance Sheet Data
Working Capital	$1,190.0	$6,754.7	$2,741.5	$1,708.8	$2,425.2
Total Assets	42,852.1	31,863.4	27,444.6	26,833.7	21,349.4
Long-term Obligations	12,351.6	9,499.6	7,031.2	5,755.2	2,031.3
Shareholders' Equity	20,548.1	16,856.1	15,464.7	15,038.1	15,361.0

The caption “restructuring and other costs/income” in the notes below includes amounts charged to cost of revenues, primarily for the sale of inventories revalued at the date of acquisition, and charges/credits to selling, general and administrative expense primarily for significant acquisition transaction costs.

(a)   Reflects $139.9 million of pre-tax income from gains on sale of businesses, net of restructuring and other costs; and after-tax loss of $1.1 million related to the company’s discontinued operations. Also reflects the acquisition of Life Technologies Corporation, in February 2014.

(b)   Reflects $179.8 million of pre-tax charges for restructuring and other costs; after-tax loss of $5.8 million related to the company’s discontinued operations; and the repurchase of $89.8 million of the company’s common stock. Also reflects the issuance of $3.20 billion of long-term debt in December 2013 to fund the acquisition of Life Technologies in February 2014.

(c)   Reflects $150.2 million of pre-tax charges for restructuring and other costs; after-tax loss of $80.5 million related to the company’s discontinued operations; and the repurchase of $1.15 billion of the company’s common stock.

(d)   Reflects $230.6 million of pre-tax charges for restructuring and other costs; after-tax income of $306.5 million related to the company’s discontinued operations; and the repurchase of $1.34 billion of the company’s common stock. Also reflects the acquisitions of Dionex Corporation, in May 2011, and the Phadia group, in August 2011.

(e)   Reflects $76.4 million of pre-tax charges for restructuring and other costs; after-tax income of $49.5 million related to the company’s discontinued operations; and the repurchase of $1.01 billion of the company’s common stock.

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
On February 3, 2014, the company completed the acquisition of Life Technologies Corporation for a total purchase price of $15.30 billion, net of cash acquired, including the assumption of $2.28 billion of debt. The company issued debt and common stock in late 2013 and early 2014 to partially fund the acquisition discussed below under the caption “Liquidity and Capital Resources”. Life Technologies was integrated into the Life Sciences Solutions segment and provides innovative products and services to customers conducting scientific research and genetic analysis, as well as those in applied markets, such as forensics and food safety testing. Life Technologies’ revenues totaled $3.87 billion in 2013.

On March 21, 2014, the company sold its legacy sera and media, gene modulation and magnetic beads businesses to GE Healthcare for $1.06 billion, net of cash divested. The sale of these businesses resulted in a pre-tax gain of approximately $761 million included in restructuring and other costs (income), net. The businesses fell principally in the Life Sciences Solutions segment. Divestiture of these businesses was a condition to obtaining antitrust approval for the Life Technologies acquisition. Revenues and operating income of the businesses sold were approximately $250 million and $64 million, respectively, for the year ended December 31, 2013 and $61 million and $12 million, respectively, in 2014 through the date of sale.

On August 15, 2014, the company sold its Cole-Parmer specialty channel business, part of the Laboratory Products and Services segment, for $480 million in cash, net of cash divested. The sale of this business resulted in a pre-tax gain of approximately $134 million, included in restructuring and other costs (income), net. Revenues and operating income of the business sold were approximately $232 million and $43 million, respectively, for the year ended December 31, 2013 and $149 million and $28 million, respectively, in 2014 through the date of sale.

Overview of Results of Operations and Liquidity
(Dollars in millions)	2014		2013

Revenues
Life Sciences Solutions	$4,195.7	24.8%	$712.5	5.4%
Analytical Instruments	3,252.2	19.3%	3,154.2	24.1%
Specialty Diagnostics	3,343.6	19.8%	3,191.7	24.4%
Laboratory Products and Services	6,601.5	39.1%	6,398.8	48.9%
Eliminations	(503.4)	(3.0)%	(366.9)	(2.8)%

	$16,889.6	100%	$13,090.3	100%

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Results of Operations and Liquidity (continued)

    Sales in 2014 were $16.89 billion, an increase of $3.80 billion from 2013. Sales increased $3.31 billion due to acquisitions, net of divestitures. The unfavorable effects of currency translation resulted in a decrease in revenues of $60 million in 2014. Aside from the effects of currency translation and acquisitions/divestitures, revenues increased $549 million (4%) primarily due to increased demand. Demand from biopharma customers remained strong. Sales to customers in healthcare and industrial markets grew moderately while sales to academic and government markets grew modestly in 2014. Sales growth was strong in Europe and moderate in North America and Asia. Revenues and operating income of the company’s non-U.S. operations are translated into U.S. dollars to report consolidated results. Based on weakening of currency exchange rates against the U.S. dollar that occurred in late 2014 and early 2015, the company currently expects that there will be a significant adverse effect on reported amounts of revenues and operating income in 2015 as a result of the stronger U.S. dollar.

In 2014, total company operating income and operating income margin were $2.50 billion and 14.8%, respectively, compared with $1.61 billion and 12.3%, respectively, in 2013. The increase in operating income and operating income margin was primarily due to net gains of $895 million on the sale of businesses, inclusion of Life Technologies’ results from the date of acquisition and, to a lesser extent, productivity improvements, net of inflationary cost increases. These increases were offset in part by $450 million of charges associated with the acquisition, as discussed below, as well as $569 million of higher amortization expenses, also primarily related to the acquisition. The company’s references throughout this discussion to productivity improvements generally refer to improved cost efficiencies from its Practical Process Improvement (PPI) business system, reduced costs resulting from global sourcing initiatives, a lower cost structure following restructuring actions, including headcount reductions and consolidation of facilities, and low cost region manufacturing.

The company’s effective tax rates were 9.2% and 3.1% in 2014 and 2013, respectively. The 2014 provision for income taxes includes $390 million related to gains on the sales of businesses. Aside from the discrete tax on the gains, the company had a benefit from income taxes primarily due to restructuring and other costs associated with the acquisition of Life Technologies as well as an increase in the expected benefit from foreign tax credits. In 2014, non-U.S. subsidiaries of the company made cash and deemed distributions to the company’s U.S. operations which resulted in no net tax cost. As a result of these distributions, the company generated U.S. foreign tax credits of $172 million, offset in part by additional U.S. income taxes of $55 million on the related foreign income. The net result of these transactions favorably affected the income tax provision by $117 million and reduced the company’s effective tax rate by 5.6 percentage points in 2014. The federal tax credit for 2014 research and development activities favorably affected the tax provision in 2014 by $20.1 million, or 1.0 percentage point. In 2014, the company recognized a discrete tax benefit of $15.4 million, or 0.7 percentage points, attributable to tax rulings related to non-U.S. subsidiaries. Due primarily to the non-deductibility of intangible asset amortization, the company’s cash payments (net of refunds) for income taxes were higher than its income tax expense for financial reporting purposes and totaled $586 million and $230 million in 2014 and 2013, respectively. The effective tax rate in both periods was also affected by relatively significant earnings in lower tax jurisdictions. The tax provision in the 2014 period was favorably affected by $5.5 million, or 0.3 percentage points, as a result of adjustments to deferred tax balances due to changes in tax rates. The U.S. Congress has not extended the tax credit for research and development activities in 2015 as of February 26, 2015.

In 2013, non-U.S. subsidiaries of the company made cash and deemed distributions to the company’s U.S. operations which resulted in no net tax cost. As a result of these distributions, the company generated U.S. foreign tax credits of $160 million offset by additional U.S. income taxes of $56 million on the related foreign income. The net result of these transactions favorably affected the income tax provision by $104 million and reduced the company’s effective tax rate by 7.9 percentage points in 2013. In addition, the effective tax rate in 2013 was also reduced by the U.S. Congress’ renewal in January 2013 of a tax credit for research and development activities for 2012 and 2013 and, to a lesser extent, financing costs associated with the acquisition of Life Technologies that are deductible in the U.S. The federal tax credit for 2012 and 2013 research and development activities favorably affected the tax provision in 2013 by $15.4 million, or 1.2 percentage points. The tax provision in the 2013 period was unfavorably affected by $5.4 million, or 0.4 percentage points, as a result of adjustments to deferred tax balances due to changes in tax rates and audit settlements.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview of Results of Operations and Liquidity (continued)
The company expects its effective tax rate in 2015 will be less than 3% based on currently forecasted rates of profitability in the countries in which the company conducts business.
Income from continuing operations increased to $1.90 billion in 2014, from $1.28 billion in 2013. The increase in operating income in the 2014 period (discussed above) was offset in part by an increase in the income tax provision in the 2014 period (discussed above) and an increase in interest expense of $218 million as a result of debt issued and assumed in connection with the acquisition of Life Technologies.

During 2014, the company’s cash flow from operations totaled $2.62 billion compared with $2.01 billion for 2013. The increase resulted from cash flow from the acquired Life Technologies operations and a lower investment in working capital items, principally due to income tax refunds and the timing of tax payments, offset in part by cash disbursements totaling $325 million related to the acquisition of Life Technologies, including severance obligations, third-party transaction/integration costs and monetizing certain equity awards held by Life Technologies employees at the date of acquisition.

    As of December 31, 2014, the company’s short-term debt totaled $2.21 billion, including $1.21 billion of senior notes, due in the first half of 2015 and $1.00 billion of minimum payments due in the next twelve months on the company’s term loan. The company has a revolving credit facility with a bank group that provides unsecured multi-currency revolving credit. In February 2015, the maximum capacity of this facility was increased from $1.50 billion to $2.00 billion. If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of December 31, 2014, no borrowings were outstanding under the company’s revolving credit facility, although available capacity was reduced by approximately $59 million as a result of outstanding letters of credit.

The company believes that its existing cash and short-term investments of $1.35 billion as of December 31, 2014 and its future cash flow from operations together with available borrowing capacity under its revolving credit agreement will be sufficient to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months.

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

The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to pay amounts due. Such allowances totaled $74 million at December 31, 2014. The company estimates the amount of customer receivables that are uncollectible based on the age of the receivable, the creditworthiness of the customer and any other information that is relevant to the judgment. If the financial condition of the company’s customers were to deteriorate, reducing their ability to make payments, additional allowances would be required.

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

The company uses assumptions and estimates in determining the fair value of assets acquired and liabilities assumed in a business combination. The determination of the fair value of intangible assets, which represent a significant portion of the purchase price in many of the company’s acquisitions, requires the use of significant judgment with regard to (i) the fair value; and (ii) whether such intangibles are amortizable or non-amortizable and, if the former, the period and the method by which the intangible asset will be amortized. The company estimates the fair value of acquisition-related intangible assets principally based on projections of cash flows that will arise from identifiable intangible assets of acquired businesses. The projected cash flows are discounted to determine the present value of the assets at the dates of acquisition. Definite-lived intangible assets totaled $12.81 billion at December 31, 2014. The company reviews definite-lived intangible assets for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Actual cash flows arising from a particular intangible asset could vary from projected cash flows which could imply different carrying values from those established at the dates of acquisition and which could result in impairment of such asset.

The company evaluates goodwill and indefinite-lived intangible assets for impairment annually and when events occur or circumstances change that may reduce the fair value of the asset below its carrying amount. Events or circumstances that might require an interim evaluation include unexpected adverse business conditions, economic factors, unanticipated technological changes or competitive activities, loss of key personnel and acts by governments and courts. Goodwill and indefinite-lived intangible assets totaled $18.84 billion and $1.30 billion, respectively, at December 31, 2014. Estimates of future cash flows require assumptions related to revenue and operating income growth, asset-related expenditures, working capital levels and other factors. Different assumptions from those made in the company’s analysis could materially affect projected cash flows and the company’s evaluation of goodwill and indefinite-lived intangible assets for impairment.

Projections of profitability for 2015 and thereafter and indicated fair values based on peer revenues and earnings trading multiples were sufficient to conclude that no impairment of goodwill or indefinite-lived intangible assets existed at the end of the tenth fiscal month of 2014, the date of the company’s impairment testing. There can be no assurance, however, that an economic downturn will not materially adversely affect peer trading multiples and the company’s businesses such that they do not achieve their forecasted profitability and these assets become impaired. Should the fair value of the company’s goodwill or indefinite-lived intangible assets decline because of reduced operating performance, market declines, or other indicators of impairment, or as a result of changes in the discount rate, charges for impairment may be necessary.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates (continued)

With the completion of the Life Technologies acquisition in February 2014, the company established a new segment and reporting unit called Life Sciences Solutions. This new segment consists of the majority of the former Life Technologies businesses and the remaining Thermo Fisher biosciences businesses following anti-trust required divestitures in March 2014. Because this segment consists primarily of the acquired business, the book value of which equaled its fair value as of the acquisition date, the company believes minimal cushion of fair value over book value existed at that date. During its 2014 goodwill impairment testing, the company determined that the Life Sciences Solutions segment’s cushion of fair value over book value had increased to 9% as of October 31, 2014. Despite this favorable increase, given that the fair value is not substantially in excess of the book value, relatively small decreases in future cash flows from forecasted results or changes in discount rates or other assumptions could result in impairment of goodwill. The key variables that drive the cash flows of the reporting unit are levels of profitability and terminal value growth rate assumptions, as well as the weighted average cost of capital (WACC) rate applied. The estimates used for these assumptions represent management's best estimates, which the company believes are reasonable. These assumptions, however, are subject to uncertainty, including the degree to which the acquired business will grow revenue and profitability levels. The Life Sciences Solutions segment had $7.25 billion of goodwill, and had an overall carrying value of $14.75 billion as of December 31, 2014.

(d)	Other Long-lived Assets

The company reviews other long-lived assets for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Other long-lived assets totaled $3.36 billion at December 31, 2014, including $2.43 billion of fixed assets. In testing a long-lived asset for impairment, assumptions are made concerning projected cash flows associated with the asset. Estimates of future cash flows require assumptions related to revenue and operating income growth and asset-related expenditures associated with the asset being reviewed for impairment. Should future cash flows decline significantly from estimated amounts, charges for impairment of other long-lived assets may be necessary.

(e)	Revenues

In instances where the company sells equipment with a related installation obligation, the company generally recognizes revenue related to the equipment when title passes. The company recognizes revenue related to the installation when it performs the installation. The allocation of revenue between the equipment and the installation is based on relative selling price at the time of sale. Should the relative value of either the equipment or the installation change, the company’s revenue recognition would be affected.

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

At the time the company recognizes revenue, it provides for the estimated cost of standard product warranties in cost of product revenues based primarily on historical experience and knowledge of any specific warranty problems that indicate projected warranty costs may vary from historical patterns. The liability for standard warranty obligations of the company’s continuing operations totaled $58 million at December 31, 2014. Should product failure rates or the actual cost of correcting product failures vary from estimates, revisions to the estimated warranty liability would be necessary.

(g)	Income Taxes

In the ordinary course of business there is inherent uncertainty in quantifying the company’s income tax positions. The company assesses income tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the company has recorded the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. The company’s reserve for these matters totaled $214 million at December 31, 2014. Where applicable, associated interest expense has also been recognized as a component of the provision for income taxes.

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

The company estimates the degree to which tax assets and loss carryforwards will result in a benefit based on expected profitability by tax jurisdiction, and provides a valuation allowance for tax assets and loss carryforwards that it believes will more likely than not go unused. If it becomes more likely than not that a tax asset or loss carryforward will be used, the company reverses the related valuation allowance. Any such reversals are recorded as a reduction of the company’s tax provision. The company’s tax valuation allowance totaled $116 million at December 31, 2014. Should the company’s actual future taxable income by tax jurisdiction vary from estimates, additional allowances or reversals thereof may be necessary.

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

The company records accruals for various contingencies, including legal proceedings, environmental, workers’ compensation, product, general and auto liabilities, and other claims that arise in the normal course of business. The accruals are based on management’s judgment, historical claims experience, the probability of losses and, where applicable, the consideration of opinions of internal and or external legal counsel and actuarial estimates. Accruals of acquired businesses, including product liability and environmental accruals, were initially recorded at fair value and discounted to their net present value. Additionally, the company records receivables from third-party insurers when recovery has been determined to be probable.

(i)	Pension and Other Retiree Benefits

Several of the company’s U.S. and non-U.S. subsidiaries sponsor defined benefit pension and other retiree benefit plans. The cost and obligations of these arrangements are calculated using many assumptions to estimate the benefits that the employee earns while working, the amount of which cannot be completely determined until the benefit payments cease. Major assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on plan assets and rate of increase in employee compensation levels. Assumptions are determined based on company data and appropriate market indicators in consultation with third-party actuaries, and are evaluated each year as of the plans’ measurement date. Net periodic pension costs for the company’s pension and other postretirement benefit plans totaled $56 million in 2014. The company’s unfunded benefit obligation totaled $540 million at year-end 2014 (including plan obligations assumed in the acquisition of Life Technologies) compared with $301 million at year-end 2013. Should any of these assumptions change, they would have an effect on net periodic pension costs and the unfunded benefit obligation. For example, a 10% decrease in the discount rate would result in an annual increase in pension and other postretirement benefit expense of approximately $1 million and an increase in the benefit obligation of approximately $108 million.

As of December 31, 2014, the company expects to contribute between $40 and $60 million to its existing defined benefit pension plans in 2015.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
2014 Compared With 2013
Continuing Operations
			Total	Currency	Acquisitions/
(In millions)	2014	2013	Change	Translation	Divestitures	Operations

Revenues
Life Sciences Solutions	$4,195.7	$712.5	$3,483.2	$(0.2)	$3,787.8	$(304.4)
Analytical Instruments	3,252.2	3,154.2	98.0	(29.9)	15.3	112.6
Specialty Diagnostics	3,343.6	3,191.7	151.9	(12.4)	10.1	154.2
Laboratory Products and Services	6,601.5	6,398.8	202.7	(16.9)	(92.5)	312.1
Eliminations	(503.4)	(366.9)	(136.5)	(0.3)	(410.9)	274.7

Consolidated Revenues	$16,889.6	$13,090.3	$3,799.3	$(59.7)	$3,309.8	$549.2

Sales in 2014 were $16.89 billion, an increase of $3.80 billion from 2013. Sales increased $3.31 billion due to acquisitions, net of divestitures. The unfavorable effects of currency translation resulted in a decrease in revenues of $60 million in 2014. Aside from the effects of currency translation and acquisitions/divestitures, revenues increased $549 million (4%) primarily due to increased demand. Demand from biopharma customers remained strong. Sales to customers in healthcare and industrial markets grew moderately while sales to academic and government markets grew modestly in 2014. Sales growth was strong in Europe and moderate in North America and Asia. Revenues and operating income of the company’s non-U.S. operations are translated into U.S. dollars to report consolidated results. Based on weakening of currency exchange rates against the U.S. dollar that occurred in late 2014 and early 2015, the company currently expects that there will be a significant adverse effect on reported amounts of revenues and operating income in 2015 as a result of the stronger U.S. dollar.

In 2014, total company operating income and operating income margin were $2.50 billion and 14.8%, respectively, compared with $1.61 billion and 12.3%, respectively, in 2013. The increase in operating income and operating income margin was primarily due to net gains of $895 million on the sale of businesses, inclusion of Life Technologies’ results from the date of acquisition and, to a lesser extent, productivity improvements, net of inflationary cost increases. These increases were offset in part by $450 million of charges associated with the acquisition, as discussed below, as well as $569 million of higher amortization expenses, also primarily related to the acquisition. The company’s references throughout this discussion to productivity improvements generally refer to improved cost efficiencies from its Practical Process Improvement (PPI) business system, reduced costs resulting from global sourcing initiatives, a lower cost structure following restructuring actions, including headcount reductions and consolidation of facilities, and low cost region manufacturing.

In 2014, the company recorded restructuring and other income, net, of $140 million, including net gains on the sale of businesses and real estate of $895 million and $15 million, respectively, offset in part by $328 million of charges to cost of revenues primarily for the sale of inventories revalued at the date of acquisition; $131 million of charges to selling, general and administrative expenses primarily for transaction costs related to the acquisition of Life Technologies; and $29 million of charges for pension settlements. The company incurred $268 million of cash restructuring costs primarily associated with the Life Technologies acquisition including cash compensation to monetize certain equity awards held by Life Technologies employees at the date of acquisition and severance obligations to former executives and employees of Life Technologies. In addition, the company’s other businesses incurred costs for continued headcount reductions and facility consolidations in an effort to streamline operations, including severance at several businesses and abandoned facility expenses at businesses that have been or are being consolidated, including the consolidation of operations within several facilities in the U.S., Europe and Asia (see Note 14).

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

In 2013, the company recorded restructuring and other costs, net, of $180 million, including $29 million of charges to cost of revenues primarily related to the sale of inventories revalued at the date of acquisition and, to a lesser extent, accelerated depreciation on manufacturing assets to be abandoned due to facility consolidations and $74 million of charges to selling, general and administrative expenses primarily consisting of transaction costs related to the acquisition of Life Technologies, changes in estimates of contingent consideration for an acquisition and a charge associated with product liability litigation. The company incurred $78 million of cash restructuring costs primarily for continued headcount reductions and facility consolidations in an effort to streamline operations, including severance at several businesses and abandoned facility expenses at businesses that were being consolidated. The cash costs also included $4 million of transaction expenses related to the agreement to sell its sera and media, gene modulation and magnetic beads businesses (see Note 2).

As of February 26, 2015, the company has identified restructuring actions that will result in additional charges of approximately $70 million in 2015 and expects to identify additional actions during 2015 which will be recorded when specified criteria are met, such as abandonment of leased facilities. Approximately half of the additional charges will be incurred in the Life Sciences Solutions segment, with the remainder incurred across the company’s remaining segments. The restructuring projects for which charges were incurred in 2014 are expected to result in annual cost savings of approximately $120 million beginning in part in 2014 and, to a greater extent, in 2015, including $80 million in the Life Sciences Solutions segment, $10 million in the Analytical Instruments segment, $10 million in the Specialty Diagnostics segment and $20 million in the Laboratory Products and Services segment. The restructuring actions for which charges were incurred in 2013 resulted in annual cost savings of approximately $80 million beginning in part in 2013 and to a greater extent in 2014, including $5 million in the Life Sciences Solutions segment, $30 million in the Analytical Instruments segment, $20 million in the Specialty Diagnostics segment and $25 million in the Laboratory Products and Services segment.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

(Dollars in millions)	2014	2013	Change

Revenues
Life Sciences Solutions	$4,195.7	$712.5	489%
Analytical Instruments	3,252.2	3,154.2	3%
Specialty Diagnostics	3,343.6	3,191.7	5%
Laboratory Products and Services	6,601.5	6,398.8	3%
Eliminations	(503.4)	(366.9)	37%

Consolidated Revenues	$16,889.6	$13,090.3	29%

Segment Income
Life Sciences Solutions	$1,214.9	$169.7	616%
Analytical Instruments	581.1	558.7	4%
Specialty Diagnostics	916.0	863.7	6%
Laboratory Products and Services	982.8	960.4	2%

Subtotal Reportable Segments	3,694.8	2,552.5	45%

Cost of Revenues Charges	(327.6)	(28.6)
Selling, General and Administrative Charges, Net	(130.7)	(73.5)
Restructuring and Other Income (Costs), Net	598.2	(77.7)
Amortization of Acquisition-related Intangible Assets	(1,331.7)	(763.1)

Consolidated Operating Income	$2,503.0	$1,609.6	56%

Reportable Segments Operating Income Margin	21.9%	19.5%

Consolidated Operating Income Margin	14.8%	12.3%

Income from the company’s reportable segments increased 45% to $3.69 billion in 2014 due primarily to the acquisition of Life Technologies and to a lesser extent, productivity improvements, net of inflationary costs increases, offset in part by strategic growth investments.

Life Sciences Solutions
(Dollars in millions)	2014	2013	Change

Revenues	$4,195.7	$712.5	489%

Operating Income Margin	29.0%	23.8%	5.2pt

Sales in the Life Sciences Solutions segment increased $3.48 billion to $4.20 billion in 2014 primarily due to the acquisition of Life Technologies, net of divestitures. Had the acquisition of Life Technologies been completed at the beginning of 2013, pro forma revenues for the 2014 period would have decreased $38 million compared to pro forma 2013 revenues, including a decrease of $151 million due to dispositions, net of other acquisitions and a decrease of $45 million due to the unfavorable effects of currency translation, offset in part by an increase of $158 million (4%) due to higher revenues at existing businesses. The increase in pro forma revenue at existing businesses was primarily due to increased demand for biosciences and bioprocess production products, offset in part by lower licensing revenues.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

Operating income margin was 29.0% in 2014 compared to 23.8% in 2013. The increase resulted primarily from higher operating margins in Life Technologies’ businesses relative to the segment’s legacy operations and, to a lesser extent, productivity improvements, net of inflationary cost increases. The company expects the segment’s operating income margin in the first quarter of 2015 will be lower than the 29.3% reported in the first quarter of 2014. This is due to excluding the results of Life Technologies prior to the February 3, 2014 acquisition date. Results for January commonly have a lower margin rate than results for the balance of the quarter, due to the phasing of revenue and costs.

   Analytical Instruments

(Dollars in millions)	2014	2013	Change

Revenues	$3,252.2	$3,154.2	3%

Operating Income Margin	17.9%	17.7%	0.2pt

Sales in the Analytical Instruments segment increased $98 million to $3.25 billion in 2014. Sales increased $113 million (4%) due to higher revenues at existing businesses and $15 million due to acquisitions, offset in part by a decrease of $30 million due to the unfavorable effects of currency translation. The increase in revenue at existing businesses was primarily due to increased demand for chromatography and mass spectrometry instruments and, to a lesser extent, environmental instruments. These increases were offset in part by modestly lower sales of chemical analysis products due primarily to softness in certain commodity markets such as minerals.

Operating income margin was 17.9% in 2014 compared to 17.7% in 2013. The increase resulted primarily from productivity improvements, net of inflationary cost increases and, to a lesser extent, profit from favorable sales mix. The increases were offset in part by strategic growth investments.

Specialty Diagnostics
(Dollars in millions)	2014	2013	Change

Revenues	$3,343.6	$3,191.7	5%

Operating Income Margin	27.4%	27.1%	0.3pt

Sales in the Specialty Diagnostics segment increased $152 million to $3.34 billion in 2014. Sales increased $154 million (5%) due to higher revenues at existing businesses and $10 million due to an acquisition net of a divestiture, offset in part by a decrease of $12 million due to the unfavorable effects of currency translation. The increase in revenue at existing businesses was primarily due to increased demand for immunodiagnostics products, products sold through the segment’s healthcare market channel and, to a lesser extent, clinical diagnostics products.

Operating income margin was 27.4% in 2014 and 27.1% in 2013. The increase resulted primarily from favorable sales mix and, to a lesser extent, productivity improvements, net of inflationary cost increases. These increases were offset in part by strategic growth investments.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

Laboratory Products and Services
(Dollars in millions)	2014	2013	Change

Revenues	$6,601.5	$6,398.8	3%

Operating Income Margin	14.9%	15.0%	(0.1)pt

Sales in the Laboratory Products and Services segment increased $203 million to $6.60 billion in 2014. Sales increased $312 million (5%) due to higher revenues at existing businesses. The increase was offset in part by a decrease of $93 million due to dispositions and $17 million due to the unfavorable effects of currency translation. The increase in revenue at existing businesses was primarily due to increased demand for laboratory products and, to a lesser extent, clinical trial logistics services.

Operating income margin was 14.9% in 2014 and 15.0% in 2013. The decrease resulted primarily from strategic growth investments offset in part by productivity improvements, net of inflationary cost increases.

Other Expense, Net
The company reported other expense, net, of $416 million and $290 million in 2014 and 2013, respectively (Note 4). Interest expense increased $218 million primarily due to the debt issued and assumed in connection with the acquisition of Life Technologies. In 2014, the company realized net gains of $9 million from equity and available-for-sale investments. In 2013, the company recorded $74 million of charges related to amortization of fees paid to obtain bridge financing commitments related to the acquisition of Life Technologies. Also in 2013, the company irrevocably contributed appreciated available-for-sale investments that had a fair value of $27 million to two of its U.K. defined benefit plans, resulting in realization of a previously unrecognized gain of $11 million.

Provision for Income Taxes
The company’s effective tax rates were 9.2% and 3.1% in 2014 and 2013, respectively. The 2014 provision for income taxes includes $390 million related to gains on the sales of businesses. Aside from the discrete tax on the gains, the company had a benefit from income taxes primarily due to restructuring and other costs associated with the acquisition of Life Technologies as well as an increase in the expected benefit from foreign tax credits. In 2014, non-U.S. subsidiaries of the company made cash and deemed distributions to the company’s U.S. operations which resulted in no net tax cost. As a result of these distributions, the company generated U.S. foreign tax credits of $172 million, offset in part by additional U.S. income taxes of $55 million on the related foreign income. The net result of these transactions favorably affected the income tax provision by $117 million and reduced the company’s effective tax rate by 5.6 percentage points in 2014. The federal tax credit for 2014 research and development activities favorably affected the tax provision in 2014 by $20.1 million, or 1.0 percentage point. In 2014, the company recognized a discrete tax benefit of $15.4 million, or 0.7 percentage points, attributable to tax rulings related to non-U.S. subsidiaries. Due primarily to the non-deductibility of intangible asset amortization, the company’s cash payments (net of refunds) for income taxes were higher than its income tax expense for financial reporting purposes and totaled $586 million and $230 million in 2014 and 2013, respectively. The effective tax rate in both periods was also affected by relatively significant earnings in lower tax jurisdictions. The tax provision in the 2014 period was favorably affected by $5.5 million, or 0.3 percentage points, as a result of adjustments to deferred tax balances due to changes in tax rates. The U.S. Congress has not extended the tax credit for research and development activities in 2015 as of February 26, 2015.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

In 2013, non-U.S. subsidiaries of the company made cash and deemed distributions to the company’s U.S. operations which resulted in no net tax cost. As a result of these distributions, the company generated U.S. foreign tax credits of $160 million offset by additional U.S. income taxes of $56 million on the related foreign income. The net result of these transactions favorably affected the income tax provision by $104 million and reduced the company’s effective tax rate by 7.9 percentage points in 2013. In addition, the effective tax rate in 2013 was also reduced by the U.S. Congress’ renewal in January 2013 of a tax credit for research and development activities for 2012 and 2013 and, to a lesser extent, financing costs associated with the acquisition of Life Technologies that are deductible in the U.S. The federal tax credit for 2012 and 2013 research and development activities favorably affected the tax provision in 2013 by $15.4 million, or 1.2 percentage points. The tax provision in the 2013 period was unfavorably affected by $5.4 million, or 0.4 percentage points, as a result of adjustments to deferred tax balances due to changes in tax rates and audit settlements.

The company expects its effective tax rate in 2015 will be less than 3% based on currently forecasted rates of profitability in the countries in which the company conducts business.
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

Discontinued Operations
In June 2012, in an effort to exit a non-core business, the company pursued a sale of its laboratory workstations business, part of the Laboratory Products and Services segment. The company completed the sale in October 2012 for nominal proceeds. In 2013, the company recorded an after-tax charge of $4.2 million for the estimated cost to raze certain abandoned facilities of the discontinued operations prior to the planned sale of the land.

Recent Accounting Pronouncements
         In January 2015, the FASB issued new guidance to simplify income statement classification by removing the concept of extraordinary items from U.S. GAAP. As a result, items that are both unusual and infrequent will no longer be separately reported net of tax after continuing operations. The company adopted this guidance effective January 2015. The adoption of this standard in 2015 is not expected to have a material impact on the company’s consolidated financial statements.

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

In April 2014, the FASB issued new guidance on reporting discontinued operations and disclosures of disposals. Under the new guidance, only disposals representing a strategic shift in operations will be presented as discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of the company that does not qualify for discontinued operations reporting. The company adopted this guidance effective January 2015. The adoption of this standard in 2015 is not expected to have a material impact on the company’s consolidated financial statements.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

Contingent Liabilities
The company is contingently liable with respect to certain legal proceedings and related matters. An unfavorable outcome that differs materially from current accrual estimates, if any, for one or more of the matters described under the headings “Product Liability, Workers Compensation and Other Personal Injury Matters” and “Intellectual Property Matters” in Note 10 could have a material adverse effect on the company’s financial position as well as its results of operations and cash flows.

2013 Compared With 2012
Continuing Operations
			Total	Currency	Acquisitions/
(In millions)	2013	2012	Change	Translation	Divestitures	Operations

Revenues
Life Sciences Solutions	$712.5	$658.8	$53.7	$(1.1)	$—	$54.8
Analytical Instruments	3,154.2	3,114.7	39.5	(23.2)	9.4	53.3
Specialty Diagnostics	3,191.7	2,961.5	230.2	(5.4)	143.0	92.6
Laboratory Products and Services	6,398.8	6,102.8	296.0	(5.7)	35.7	266.0
Eliminations	(366.9)	(327.9)	(39.0)	(1.0)	—	(38.0)

Consolidated Revenues	$13,090.3	$12,509.9	$580.4	$(36.4)	$188.1	$428.7

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

In 2013, the company recorded restructuring and other costs, net, of $180 million, including $29 million of charges to cost of revenues related primarily for the sale of inventories revalued at the date of acquisition and, to a lesser extent, accelerated depreciation on manufacturing assets to be abandoned due to facility consolidations and $74 million of charges to selling, general and administrative expenses consisting primarily of transaction costs related to the acquisition of Life Technologies, revisions of estimated contingent consideration for an acquisition and a charge associated with product liability litigation. The company incurred $78 million of cash restructuring costs primarily for continued headcount reductions and facility consolidations in an effort to streamline operations, including severance at several businesses and abandoned facility expenses at businesses that have been or are being consolidated, such as the consolidation of several facilities in the U.S. and Europe (see Note 14). The cash costs also included $4 million of transaction expenses related to the agreement to sell its sera and media, gene modulation and magnetic beads businesses (see Note 2).

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

The restructuring actions for which charges were incurred in 2012 resulted in annual cost savings of approximately $85 million beginning in part in 2012 and to a greater extent in 2013, including $10 million in the Life Sciences Solutions segment, $25 million in the Analytical Instruments segment, $20 million in the Specialty Diagnostics segment and $30 million in the Laboratory Products and Services segment.

Segment Results
(Dollars in millions)	2013	2012	Change

Revenues
Life Sciences Solutions	$712.5	$658.8	8%
Analytical Instruments	3,154.2	3,114.7	1%
Specialty Diagnostics	3,191.7	2,961.5	8%
Laboratory Products and Services	6,398.8	6,102.8	5%
Eliminations	(366.9)	(327.9)	12%

Consolidated Revenues	$13,090.3	$12,509.9	5%

Segment Income
Life Sciences Solutions	$169.7	$154.8	10%
Analytical Instruments	558.7	554.6	1%
Specialty Diagnostics	863.7	758.1	14%
Laboratory Products and Services	960.4	912.4	5%

Subtotal Reportable Segments	2,552.5	2,379.9	7%

Cost of Revenues Charges	(28.6)	(55.6)
Selling, General and Administrative Costs, Net	(73.5)	(12.5)
Restructuring and Other Costs, Net	(77.7)	(82.1)
Amortization of Acquisition-related Intangible Assets	(763.1)	(747.6)

Consolidated Operating Income	$1,609.6	$1,482.1	9%

Reportable Segments Operating Income Margin	19.5%	19.0%

Consolidated Operating Income Margin	12.3%	11.8%

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

Life Sciences Solutions
(Dollars in millions)	2013	2012	Change

Revenues	$712.5	$658.8	8%

Operating Income Margin	23.8%	23.5%	0.3pt

Sales in the Life Sciences Solutions segment increased $54 million to $713 million in 2013. Sales increased $55 million (8%) due to higher revenues at existing businesses offset in part by a decrease of $1 million due to the unfavorable effects of currency translation. The increase in revenue at existing businesses was primarily due to increased demand for bioscience products.

Operating income margin was 23.8% in 2013 compared to 23.5% in 2012. Operating margin was favorably affected by productivity improvements, net of inflationary cost increases, offset in part by strategic growth investments.

Analytical Instruments
(Dollars in millions)	2013	2012	Change

Revenues	$3,154.2	$3,114.7	1%

Operating Income Margin	17.7%	17.8%	(0.1)pt

Sales in the Analytical Instruments segment increased $40 million to $3.15 billion in 2013. Sales increased $53 million (2%) due to higher revenues at existing businesses and $9 million due to acquisitions. These increases were offset in part by a decrease of $23 million due to the unfavorable effects of currency translation. The increase in revenue at existing businesses was primarily due to increased demand for chromatography and mass spectrometry instruments, offset in part by lower sales of chemical analysis products which the company believes were affected by macro economic conditions facing customers in industrial markets.

Operating income margin was 17.7% in 2013 compared to 17.8% in 2012. Operating margin was unfavorably affected by strategic growth investments and, to a lesser extent, unfavorable foreign currency exchange, offset in part by productivity improvements, net of inflationary cost increases.

Specialty Diagnostics
(Dollars in millions)	2013	2012	Change

Revenues	$3,191.7	$2,961.5	8%

Operating Income Margin	27.1%	25.6%	1.5pt

Sales in the Specialty Diagnostics segment increased $230 million to $3.19 billion in 2013. Sales increased $143 million due to an acquisition and $93 million (3%) due to higher revenues at existing businesses. These increases were offset in part by a decrease of $5 million due to the unfavorable effects of currency translation. The increase in revenue at existing businesses was primarily due to increased demand, particularly for clinical diagnostics products and, to a lesser extent, microbiology and allergy products in part as a result of strong flu and pollen seasons, partially offset by weakness from reduced healthcare utilization and lower sales of instruments to diagnostic laboratories due in part to lower healthcare reimbursement rates in the U.S. for anatomical pathology tests.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

Operating income margin was 27.1% in 2013 and 25.6% in 2012. The increase resulted from profit on incremental sales from an acquisition and, to a lesser extent, at existing businesses as well as productivity improvements, net of inflationary cost increases. The increases were offset in part by strategic growth investments and imposition of the medical device excise tax in 2013.

Laboratory Products and Services
(Dollars in millions)	2013	2012	Change

Revenues	$6,398.8	$6,102.8	5%

Operating Income Margin	15.0%	15.0%	0.0pt

Sales in the Laboratory Products and Services segment increased $296 million to $6.40 billion in 2013. Sales increased $266 million (4%) due to higher revenues at existing businesses and $36 million due to an acquisition. The unfavorable effects of currency translation resulted in a decrease in revenues of $6 million in 2013. The increase in revenue at existing businesses was primarily due to increased demand for laboratory products and clinical trial logistics services. Sales of laboratory equipment increased only modestly due to weakness in demand from customers in academic and government markets.

Operating income margin was 15.0% in both 2013 and 2012. Productivity improvements, net of inflationary cost increases and, to a lesser extent, price increases were offset by strategic growth investments and unfavorable sales mix.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

Discontinued Operations
The company completed the sale of its laboratory workstations business in October 2012 for nominal proceeds. The business was included in the Laboratory Products and Services segment prior to being reclassified to discontinued operations for all periods presented in June 2012. Revenues of the laboratory workstations business were $147 million in the 2012 period prior to the sale. The business incurred a pre-tax loss of $30 million in 2012 in part due to inventory write-offs, higher manufacturing costs and restructuring and other transition costs associated with relocation of the business. In 2012, the company recorded after-tax charges aggregating $63 million as the loss on the divestiture. The loss in 2013 for discontinued operations primarily represents a charge for the cost of razing abandoned facilities of the business prior to sale of the land.

Liquidity and Capital Resources
Consolidated working capital was $1.19 billion at December 31, 2014, compared with $6.75 billion at December 31, 2013. Included in working capital were cash, cash equivalents and short-term investments of $1.35 billion at December 31, 2014 and $5.83 billion at December 31, 2013. The decrease in working capital is primarily due to the cash used to fund the Life Technologies acquisition and an increase in short-term debt of $1.2 billion, also principally due to the acquisition.

2014
Cash provided by operating activities was $2.62 billion during 2014, primarily from the company’s earnings. Increases in accounts receivable and inventories used cash of $145 million and $110 million, respectively, primarily to support growth in sales. Other assets decreased by $163 million primarily due to collection of tax refunds including those related to legacy Life Technologies’ operations. Other liabilities increased by $308 million primarily due to the timing of payments for incentive compensation and income taxes. In 2014, the company made cash payments including severance obligations, third-party transaction/integration costs and monetizing certain equity awards totaling $325 million related to the acquisition of Life Technologies. The company made cash contributions to its pension and postretirement benefit plans totaling $50 million during 2014. Cash payments for income taxes increased to $586 million during 2014, compared with $230 million in 2013, in part due to taxes on the gains from the sale of businesses.

During 2014, the company’s investing activities used $11.78 billion of cash, principally for the acquisition of Life Technologies. Acquisitions used cash of $13.06 billion. Proceeds from the sale of businesses provided $1.52 billion. The company’s investing activities also included the purchase of $428 million of property, plant and equipment. In February 2015, the company completed an acquisition for approximately $300 million in cash (Note 17).

The company’s financing activities provided $4.80 billion of cash during 2014. To partially fund the acquisition of Life Technologies, the company borrowed $5.00 billion under an unsecured term loan (Note 9) and issued 34.9 million shares of its common stock for net proceeds of $2.94 billion in cash (Note 11). Other long-term borrowings totaled $1.59 billion. Repayments of long-term debt, principally the term loan, totaled $4.43 billion. A decrease in commercial paper obligations used cash of $250 million. The company’s financing activities also included $155 million of proceeds from employee stock option exercises offset by the payment of $235 million in cash dividends. On November 8, 2012, the Board of Directors authorized the repurchase of up to $1.00 billion of the company’s common stock beginning January 1, 2013. At December 31, 2014, $910 million was available for future repurchases of the company’s common stock under this authorization. In the first quarter of 2015 through February 26, 2015, the company repurchased $500 million of its common stock under this authorization. In February 2015, the company notified holders of its 5.00% Senior Notes due June 2015 that it will redeem all $250 million principal amount outstanding on March 6, 2015.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

    As of December 31, 2014, the company’s short-term debt totaled $2.21 billion, including $1.21 billion of senior notes, due in the first half of 2015 and $1.00 billion of minimum payments due in the next twelve months on the company’s term loan. The company has a revolving credit facility with a bank group that provides unsecured multi-currency revolving credit. In February 2015, the maximum capacity of this facility was increased from $1.50 billion to $2.00 billion. If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of December 31, 2014, no borrowings were outstanding under the company’s revolving credit facility, although available capacity was reduced by approximately $59 million as a result of outstanding letters of credit.

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

The company believes that its existing cash and short-term investments of $1.35 billion as of December 31, 2014 and its future cash flow from operations together with available borrowing capacity under its revolving credit agreement will be sufficient to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months.

2013
Cash provided by operating activities was $2.01 billion during 2013, primarily from the company’s earnings. Increases in accounts receivable and inventories used cash of $148 million and $72 million, respectively, primarily to support growth in sales. A decrease in other assets provided cash of $169 million primarily due to timing of income tax refunds. An increase in accounts payable provided cash of $47 million, primarily due to higher inventory purchases. An increase in other liabilities provided cash of $163 million primarily due to the timing of payments for income taxes and incentive compensation. In the 2013, the company paid fees to obtain bridge financing commitments and other transaction costs totaling $108 million related to the acquisition of Life Technologies. The company made cash contributions to its pension and postretirement benefit plans totaling $38 million during 2013. Cash payments for income taxes of continuing operations totaled $230 million. Payments for restructuring actions, principally severance costs and lease and other expenses of real estate consolidation, used cash of $69 million during 2013.

During 2013, the company’s primary investing activity was the purchase of $282 million of property, plant and equipment.
The company’s financing activities provided $3.31 billion of cash during 2013. To partially fund the acquisition of Life Technologies, the company issued $3.20 billion of senior notes. The company’s financing activities also included the receipt of $230 million of proceeds from employee stock option exercises offset by the repurchase of $90 million of the company’s common stock and the payment of $216 million in cash dividends.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

2012
Cash provided by operating activities was $2.04 billion during 2012, primarily from the company’s earnings. An increase in inventories used cash of $60 million, primarily to support growth in sales. An increase in other assets used cash of $100 million primarily related to the timing of tax refunds. An increase in other liabilities provided cash of $127 million, primarily due to the timing of payments for incentive compensation and income taxes. Cash payments for income taxes of continuing operations totaled $331 million during 2012. Payments for restructuring actions, principally severance costs and lease and other expenses of real estate consolidation, used cash of $64 million during 2012.

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

Off-Balance Sheet Arrangements
The company did not use special purpose entities or other off-balance-sheet financing arrangements in 2012 - 2014 except for letters of credit, bank guarantees, a build-to-suit lease arrangement entered in 2012, surety bonds and other guarantees disclosed in the table or discussed below. Of the amounts disclosed in the table below for letters of credit, bank guarantees, surety bonds and other guarantees, $32.1 million relates to guarantees of the performance of third parties, principally in connection with businesses that were sold. The balance relates to guarantees of the company’s own performance, primarily in the ordinary course of business.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

Contractual Obligations and Other Commercial Commitments
The table below summarizes, by period due or expiration of commitment, the company’s contractual obligations and other commercial commitments as of December 31, 2014.
	Payments due by Period or Expiration of Commitment
(In millions)	2015	2016 and 2017	2018 and 2019	2020 and Thereafter	Total

Contractual Obligations and Other
Commercial Commitments
Debt principal, including short- term debt (a)	$2,202.6	$3,476.0	$1,400.6	$7,324.2	$14,403.4
Interest	408.3	703.6	624.7	1,160.0	2,896.6
Capital lease obligations	4.2	4.7	3.6	6.6	19.1
Operating lease obligations	150.8	203.8	123.9	193.5	672.0
Unconditional purchase obligations (b)	315.5	37.1	4.0	1.2	357.8
Letters of credit and bank guarantees	105.3	18.3	3.8	12.2	139.6
Surety bonds and other guarantees	44.0	1.9	—	—	45.9
Pension obligations on balance sheet	31.4	70.5	79.1	425.4	606.4
Asset retirement obligations	11.7	9.5	5.6	12.2	39.0
Acquisition-related contingent consideration accrued on balance sheet	17.9	1.2	0.2	10.3	29.6
Other (c)	5.4	—	—	—	5.4

	$3,297.1	$4,526.6	$2,245.5	$9,145.6	$19,214.8

(a)	Amounts represent the expected cash payments for debt and do not include any deferred issuance costs.
(b)
Unconditional purchase obligations include agreements to purchase goods, services or fixed assets that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable at any time without penalty.

(c)	Obligation represents funding commitments pursuant to investments held by the company.

Reserves for unrecognized tax benefits of $214 million have not been included in the above table due to the inability to predict the timing of tax audit resolutions.
The company has no material commitments for purchases of property, plant and equipment, other than those included in the above table, but expects that for 2015, such expenditures will approximate $450 to $470 million.

A guarantee of residual value under a build-to-suit lease arrangement for a facility that was leased upon completion of construction has not been included in the above table due to the inability to predict if and when the guarantee may require payment. Upon completion of construction in 2014, a five-year lease commenced with options to purchase the facility or renew the lease for up to three 5-year terms. The residual value guarantee becomes operative at the end of the lease for up to a maximum of $58 million.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

A guarantee of pension plan obligations of a divested business has not been included in the preceding table due to the inability to predict if and when the guarantee may require payment. The purchaser of the divested business has agreed to pay for the pension benefits, however the company was required to guarantee payment of these pension benefits should the purchaser fail to do so. The amount of the guarantee at December 31, 2014 was $49 million.

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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The company is exposed to market risk from changes in interest rates and currency exchange rates, which could affect its future results of operations and financial condition. The company manages its exposure to these risks through its regular operating and financing activities. The company has periodically hedged interest rate risks of fixed-rate instruments with offsetting interest rate swaps. Additionally, the company uses short-term forward and option contracts primarily to hedge certain balance sheet and operational exposures resulting from changes in currency exchange rates. Such exposures result from purchases, sales, cash and intercompany loans that are denominated in currencies other than the functional currencies of the respective operations. The currency-exchange contracts principally hedge transactions denominated in euro, British pounds sterling, Japanese yen, Norwegian kroner and Swedish kronor. Income and losses arising from these derivative contracts are recognized as offsets to losses and income resulting from the underlying exposure being hedged. The company does not enter into speculative derivative agreements.

Interest Rates

The company is exposed to changes in interest rates while conducting normal business operations as a result of ongoing investing and financing activities, which affect the company’s debt as well as cash and cash equivalents. As of December 31, 2014, the company’s debt portfolio was comprised primarily of fixed rate borrowings. The fair market value of the company’s fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The total estimated fair value of the company’s debt at December 31, 2014 was $14.89 billion (see Note 12). Fair values were determined from available market prices using current interest rates and terms to maturity. If interest rates were to decrease by 100 basis points, the fair value of the company’s debt at December 31, 2014 would increase by approximately $683 million. If interest rates were to increase by 100 basis points, the fair value of the company’s debt at December 31, 2014 would decrease by approximately $629 million.

In addition, interest rate changes would result in a change in the company’s interest expense due to variable-rate debt instruments including a term loan agreement and swap arrangements. In 2014, a 100 basis point increase in interest rates on the term loan and swap arrangements would have increased the company’s annual pre-tax interest expense by approximately $35 million.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Quantitative and Qualitative Disclosures About Market Risk (continued)

Currency Exchange Rates
The company views its investment in international subsidiaries with a functional currency other than the U.S. dollar as permanent. The company’s investment in international subsidiaries is sensitive to fluctuations in currency exchange rates. The functional currencies of the company’s international subsidiaries are principally denominated in British pounds sterling, Swedish kronor, euro, Danish kroner and Canadian dollars. The effect of a change in the period ending currency exchange rates on the company’s net investment in international subsidiaries is reflected in the “accumulated other comprehensive items” component of shareholders’ equity. The company also uses foreign currency-denominated debt to partially hedge its net investments in foreign operations against adverse movements in exchange rates. A 10% depreciation in year-end 2014 functional currencies, relative to the U.S. dollar, would result in a reduction of shareholders’ equity of $1.04 billion.

The fair value of forward currency-exchange contracts is sensitive to changes in currency exchange rates. The fair value of forward currency-exchange contracts is the estimated amount that the company would pay or receive upon termination of the contract, taking into account the change in currency exchange rates. A 10% depreciation in year-end 2014 non-functional currency exchange rates related to the company’s contracts would result in an unrealized gain on forward currency-exchange contracts of $110 million. A 10% appreciation in year-end 2014 non-functional currency exchange rates related to the company’s contracts would result in an increase in the unrealized loss on forward currency-exchange contracts of $110 million. The unrealized gains or losses on forward currency-exchange contracts resulting from changes in currency exchange rates are expected to approximately offset losses or gains on the exposures being hedged.

Certain of the company’s cash and cash equivalents are denominated in currencies other than the functional currency of the depositor and are sensitive to changes in currency exchange rates. A 10% depreciation in the related year-end 2014 non-functional currency exchange rates applied to such cash balances would result in a negative impact of $23 million on the company’s net income.

Item 8. Financial Statements and Supplementary Data
This data is submitted as a separate section to this report. See Item 15 “Exhibits and Financial Statement Schedules.”
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
The company’s management, with the participation of the company’s chief executive officer and chief financial officer, evaluated the effectiveness of the company’s disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the company’s disclosure controls and procedures as of December 31, 2014, the company’s chief executive officer and chief financial officer concluded that, as of such date, the company’s disclosure controls and procedures were effective at the reasonable assurance level.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Changes in Internal Control over Financial Reporting
There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended December 31, 2014, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting
The company’s management, including the company’s chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The company’s management conducted an assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2014 based on criteria established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the company’s management concluded that, as of December 31, 2014, the company’s internal control over financial reporting was effective.

The company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the company’s internal control over financial reporting as of December 31, 2014, as stated in their report that appears on page F-2 of this Annual Report on Form 10-K.

Item 9B. Other Information
Not applicable.
PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information with respect to directors required by this Item will be contained in our definitive proxy statement to be filed with the SEC not later than 120 days after the close of business of the fiscal year (2015 Definitive Proxy Statement) and is incorporated in this report by reference.

The information with respect to executive officers required by this Item is included in Item 1 of Part I of this report.
The other information required by this Item will be contained in our 2015 Definitive Proxy Statement and is incorporated in this report by reference.
Item 11. Executive Compensation
The information required by this Item will be contained in our 2015 Definitive Proxy Statement and is incorporated in this report by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be contained in our 2015 Definitive Proxy Statement and is incorporated in this report by reference.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be contained in our 2015 Definitive Proxy Statement and is incorporated in this report by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item will be contained in our 2015 Definitive Proxy Statement and is incorporated in this report by reference.
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
See the Exhibit Index on page 53.

Financial Statement Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 26, 2015	THERMO FISHER SCIENTIFIC INC.

By: /s/ Marc N. Casper
Marc N. Casper
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of February 26, 2015.

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

4.9
Sixth Supplemental Indenture, dated as of December 11, 2013, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed December 11, 2013 [File No. 1-8002] and incorporated in this document by reference).

4.10
Seventh Supplemental Indenture, dated as of November 14, 2014, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed November 14, 2014 [File No. 1-8002] and incorporated in this document by reference).

4.11
Eighth Supplemental Indenture, dated as of November 24, 2014, among the Company, The Bank of New York Mellon Trust Company, N.A., as trustee, and The Bank of New York Mellon, London Branch, as paying agent (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed November 24, 2014 [File No. 1-8002] and incorporated in this document by reference).

4.12
Indenture between Life Technologies and U.S. Bank National Association., as trustee, dated as of February 19, 2010 (filed as Exhibit 4.1 to Life Technologies Corporation’s Current Report on Form 8-K, filed on February 19, 2010 [File No. 000-25317] and incorporated in this document by reference).

4.13
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

4.14
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

10.2
Thermo Electron Corporation Deferred Compensation Plan, effective November 1, 2001 (filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001 [File No. 1-8002] and incorporated in this document by reference).*

10.3
Form of Amended and Restated Indemnification Agreement between the Registrant and its directors and officers (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-4 [Reg. No. 333-90661] and incorporated in this document by reference).*

10.4
Executive Registry Program at the Massachusetts General Hospital (filed as Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 [File No. 1-8002] and incorporated in this document by reference).*

10.5
Form of Executive Change in Control Retention Agreement for Officers (other than Marc Casper) (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 3, 2013 [File No. 1-8002] and incorporated in this document by reference).*

10.6
Thermo Fisher Scientific Inc. Executive Severance Policy (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 19, 2008 [File No. 1-8002] and incorporated in this document by reference).*

10.7
Form of Thermo Fisher Scientific Inc. Stock Option Agreement for use in connection with the grant of stock options under the Registrant’s equity plans, as amended and restated on November 9, 2006 to officers and directors of the Registrant (other than Marc Casper) (filed as Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed November 14, 2006 [File No. 1-8002] and incorporated in this document by reference).*

10.8
Summary of Thermo Fisher Scientific Inc. Annual Director Compensation (filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 [File No. 1-8002] and incorporated in this document by reference).*

10.9
Thermo Fisher Scientific Inc. 2005 Stock Incentive Plan, as amended and restated on November 9, 2006 (filed as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed November 14, 2006 [File No. 1-8002] and incorporated in this document by reference).*

10.10
Summary of Annual Incentive Program of Thermo Electron Corporation (filed as Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 [File No. 1-8002] and incorporated in this document by reference).*

10.11
Summary of 2014 Annual Cash Incentive Plan Matters (set forth in Item 5.02 to the Registrant’s Current Report on Form 8-K filed February 27, 2014 [File No. 1-8002] under the heading “Annual Cash Incentive Plans – Establishment of Criteria for 2014 Bonus” and incorporated in this document by reference).*

10.12
Form of Noncompetition Agreement between the Registrant and certain key employees and executive officers (filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.13
Retirement Plan for Non-Employee Directors of Fisher Scientific International Inc. (filed as Exhibit 10.12 to Fisher Scientific International Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992, filed March 24, 1993 [File No. 1-10920] and incorporated in this document by reference).*

10.14
First Amendment to the Fisher Scientific International Inc. Retirement Plan for Non-Employee Directors (filed as Exhibit 10.04 to Fisher Scientific International Inc.’s Quarterly Report on Form 10-Q filed May 10, 2005 [File No. 1-10920] and incorporated in this document by reference).*

10.15
Amendment to Retirement Plan for Non-Employee Directors of Fisher Scientific International Inc. (filed as Exhibit 10.02 to Fisher Scientific International Inc.’s Current Report on Form 8-K filed March 7, 2006 [File No. 1-10920] and incorporated in this document by reference).*

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.16
Fisher Scientific International Inc. 2005 Equity and Incentive Plan, effective as of May 6, 2005 (filed as Exhibit A to Fisher Scientific International Inc.’s definitive proxy statement filed April 4, 2005 [File No. 1-10920] and incorporated in this document by reference).*

10.17
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

10.19
Description of Amendments to certain Stock Option Plans made in February 2008 (filed as Exhibit 10.75 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 [File No. 1-8002] and incorporated in this document by reference).*

10.20
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

10.22
Thermo Fisher Scientific Inc. 2008 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 22, 2008 [File No. 1-8002] and incorporated in this document by reference).*

10.23
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

10.25
Stock Option Agreement, between Marc Casper and the Registrant, dated November 21, 2009 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed November 25, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.26
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

10.29
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

10.31
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

10.35
Amendment No. 1 to Executive Change In Control Retention Agreement, dated November 10, 2010, between Marc N. Casper and the Registrant (filed as Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 [File No. 1-8002] and incorporated in this document by reference).*

10.36
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

10.38
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

10.40
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

10.42
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

10.45
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

10.47
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

10.51
Thermo Fisher Scientific Inc. 2013 Annual Incentive Award Plan (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 23, 2013 [File No. 1-8002] and incorporated in this document by reference).*

10.52
Term Loan Agreement, dated May 31, 2013, among the Company, a certain Foreign Subsidiary of the Company from time to time party thereto, JPMorgan Chase Bank, N.A. and each lender from time to time party thereto (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 4, 2013 [File No. 1-8002] and incorporated in this document by reference).

10.53
Credit Agreement, dated July 25, 2013, among the Company, certain Subsidiaries of the Company from time to time party thereto, Bank of America, N.A., and each lender from time to time party thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 26, 2013 [File No. 1-8002] and incorporated in this document by reference).

10.54
Performance Restricted Stock Unit Agreement between Thermo Fisher Scientific Inc. and Marc Casper dated February 26, 2014, (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 27, 2014 [File No. 1-8002] and incorporated in this document by reference).*

10.55	Offer Letter dated December 31, 2013, between the Company and Mark Stevenson.*

10.56	Restricted Stock Unit Award Agreement between Life Technologies Corporation and Mark Stevenson dated April 1, 2011.*

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.57	Restricted Stock Unit Award Agreement between Life Technologies Corporation and Mark Stevenson dated April 2, 2012.*

10.58	Restricted Stock Unit Award Agreement between Life Technologies Corporation and Mark Stevenson dated April 1, 2013.*

10.59	Change in Control Agreement dated March 5, 2009, by and between Life Technologies Corporation and Mark P. Stevenson.*

10.60	Amendment to Change in Control Agreement by and between Life Technologies Corporation and Mark P. Stevenson, dated July 21, 2013.*

10.61
Supplemental Executive Retirement Plan effective as of December 31, 2005, as amended and restated as of August 28, 2006 (filed as Exhibit 10.3 to Applera Corporation’s Quarterly Report on Form 10-Q filed November 6, 2006 [File No. 1-04389] and incorporated in this document by reference).*

10.62
Amendment to Supplemental Executive Retirement Plan, effective as of January 1, 2010 (filed as Exhibit 10.1 to Life Technologies Corporation’s Current Report on Form 8-K filed December 8, 2009 [File No. 000-25317] and incorporated in this document by reference).*

10.63
Restricted Stock Unit Agreement between Thermo Fisher Scientific Inc. and Peter Wilver dated February 25, 2015 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 26, 2015 [File No. 1-8002] and incorporated in this document by reference).*

10.64
Performance Restricted Stock Unit Agreement between Thermo Fisher Scientific Inc. and Peter Wilver dated February 25, 2015 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed February 26, 2015 [File No. 1-8002] and incorporated in this document by reference).*

10.65	Incremental Facility Amendment, dated February 23, 2015, to the Credit Agreement, dated July 25, 2013, among the Company, certain Subsidiaries of the Company from time to time party thereto, Bank of America, N.A., and each lender from time to time party thereto (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed February 26, 2015 [File No. 1-8002] and incorporated in this document by reference).

21	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(b) and 15d-14(b), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(b) and 15d-14(b), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.
_______________________
*Indicates management contract or compensatory plan, contract or arrangement.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

EXHIBIT INDEX

**
Certification is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. Such certification is not deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act except to the extent that the registrant specifically incorporates it by reference.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet at December 31, 2014, and 2013, (ii) Consolidated Statement of Income for the years ended December 31, 2014, 2013 and 2012, (iii) Consolidated Statement of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012 (iv) Consolidated Statement of Cash Flows for the years ended December 31, 2014, 2013 and 2012, (v) Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012 and (vi) Notes to Consolidated Financial Statements.

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

Schedule II – Valuation and Qualifying Accounts	F-61

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Thermo Fisher Scientific Inc.:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Thermo Fisher Scientific Inc. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing at Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A of Thermo Fisher Scientific Inc.’s Annual Report on Form 10-K. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 26, 2015

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
(In millions)	2014	2013

Assets
Current Assets:
Cash and cash equivalents	$1,343.5	$5,826.0
Short-term investments	8.5	4.5
Accounts receivable, less allowances of $74.1 and $54.1	2,473.6	1,942.3
Inventories	1,859.5	1,494.5
Deferred tax assets	303.3	192.5
Other current assets	551.4	420.9

Total current assets	6,539.8	9,880.7

Property, Plant and Equipment, at Cost, Net	2,426.5	1,767.4
Acquisition-related Intangible Assets, Net	14,110.1	7,071.3
Other Assets	933.1	640.7
Goodwill	18,842.6	12,503.3

Total Assets	$42,852.1	$31,863.4

Liabilities and Shareholders' Equity
Current Liabilities:
Short-term obligations and current maturities of long-term obligations	$2,212.4	$987.7
Accounts payable	820.7	691.5
Accrued payroll and employee benefits	668.9	432.0
Accrued income taxes	165.1	—
Deferred revenue	311.9	198.9
Other accrued expenses	1,170.8	815.9

Total current liabilities	5,349.8	3,126.0

Deferred Income Taxes	3,430.7	1,609.9
Other Long-term Liabilities	1,171.9	771.8
Long-term Obligations	12,351.6	9,499.6

Commitments and Contingencies (Note 10)

Shareholders' Equity:
Preferred stock, $100 par value, 50,000 shares authorized; none issued
Common stock, $1 par value, 1,200,000,000 shares authorized; 408,461,670 and
369,598,265 shares issued	408.5	369.6
Capital in excess of par value	11,473.6	8,222.6
Retained earnings	10,406.9	8,753.3
Treasury stock at cost, 7,991,782 and 7,636,887 shares	(455.9)	(412.2)
Accumulated other comprehensive items	(1,285.0)	(77.2)

Total shareholders' equity	20,548.1	16,856.1

Total Liabilities and Shareholders' Equity	$42,852.1	$31,863.4

The accompanying notes are an integral part of these consolidated financial statements.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF INCOME

	Year Ended
	December 31,	December 31,	December 31,
(In millions except per share amounts)	2014	2013	2012

Revenues
Product revenues	$14,715.1	$11,215.2	$10,777.6
Service revenues	2,174.5	1,875.1	1,732.3

Total revenues	16,889.6	13,090.3	12,509.9

Costs and Operating Expenses:
Cost of product revenues	7,934.7	6,309.6	6,101.3
Cost of service revenues	1,462.9	1,251.6	1,113.1
Selling, general and administrative expenses	4,896.1	3,446.3	3,354.9
Research and development expenses	691.1	395.5	376.4
Restructuring and other costs (income), net	(598.2)	77.7	82.1

Total costs and operating expenses	14,386.6	11,480.7	11,027.8

Operating Income	2,503.0	1,609.6	1,482.1
Other Expense, Net	(415.8)	(290.1)	(212.7)

Income from Continuing Operations Before Income Taxes	2,087.2	1,319.5	1,269.4
Income Tax Provision	(191.7)	(40.4)	(11.0)

Income from Continuing Operations	1,895.5	1,279.1	1,258.4
Loss from Discontinued Operations (net of income tax benefit of $0.6, $0.5 and $10.8)	(1.1)	(0.7)	(19.2)
Loss on Disposal of Discontinued Operations, Net (net of income tax benefit of $3.2 and $33.2)	—	(5.1)	(61.3)

Net Income	$1,894.4	$1,273.3	$1,177.9

Earnings per Share from Continuing Operations
Basic	$4.76	$3.55	$3.46
Diluted	$4.71	$3.50	$3.43

Earnings per Share
Basic	$4.76	$3.53	$3.24
Diluted	$4.71	$3.48	$3.21

Weighted Average Shares
Basic	398.2	360.3	363.8
Diluted	402.3	365.8	366.6

Cash Dividends Declared per Common Share	$.60	$.60	$.54

The accompanying notes are an integral part of these consolidated financial statements.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended
	December 31,	December 31,	December 31,
(In millions)	2014	2013	2012

Comprehensive Income
Net Income	$1,894.4	$1,273.3	$1,177.9

Other Comprehensive Items:
Currency translation adjustment	(1,182.6)	24.6	293.7
Unrealized gains on available-for-sale investments:
Unrealized holding gains arising during the period (net of tax provision of $0.1, $0.5 and $0.1)	1.7	1.6	0.7
Reclassification adjustment for gains included in net income (net of tax provision of $0.2 and $2.5)	(1.7)	(8.0)	—
Unrealized gains and losses on hedging instruments:
Unrealized gain on hedging instruments (net of tax provision of $3.6)	—	5.8	—
Reclassification adjustment for losses included in net income (net of tax benefit of $1.8, $2.2 and $2.0)	3.0	3.2	3.3
Pension and other postretirement benefit liability adjustment:
Pension and other postretirement benefit liability adjustments arising during the period (net of tax provision (benefit) of ($26.5), $20.3 and ($20.8))	(52.2)	38.2	(53.0)
Amortization of net loss and prior service benefit included in net periodic pension cost (net of tax benefit of $13.3, $3.6 and $2.4)	24.0	7.8	4.4

Total other comprehensive items	(1,207.8)	73.2	249.1

Comprehensive Income	$686.6	$1,346.5	$1,427.0

The accompanying notes are an integral part of these consolidated financial statements.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended
	December 31,	December 31,	December 31,
(In millions)	2014	2013	2012

Operating Activities
Net income	$1,894.4	$1,273.3	$1,177.9
Loss from discontinued operations	1.1	0.7	19.2
Loss on disposal of discontinued operations	—	5.1	61.3

Income from continuing operations	1,895.5	1,279.1	1,258.4

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,684.8	999.9	983.7
Change in deferred income taxes	(621.8)	(472.8)	(301.6)
Net gains on sale of businesses	(895.4)	—	—
Non-cash stock-based compensation	117.1	90.9	78.2
Tax benefits from stock-based compensation awards	(65.6)	(48.8)	(22.7)
Non-cash charges for sale of inventories revalued at the date of acquisition	303.4	23.9	52.4
Other non-cash expenses, net	38.0	22.7	53.8
Changes in assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	(145.4)	(147.9)	12.0
Inventories	(109.8)	(72.2)	(59.9)
Other assets	163.1	168.7	(100.3)
Accounts payable	1.2	47.0	10.0
Other liabilities	308.4	163.3	127.2
Contributions to retirement plans	(49.6)	(38.2)	(23.3)

Net cash provided by continuing operations	2,623.9	2,015.6	2,067.9
Net cash used in discontinued operations	(4.3)	(4.9)	(28.4)

Net cash provided by operating activities	2,619.6	2,010.7	2,039.5

Investing Activities
Acquisitions, net of cash acquired	(13,060.1)	(11.4)	(1,083.4)
Proceeds from sale of businesses, net of cash divested	1,521.8	—	—
Purchase of property, plant and equipment	(427.6)	(282.4)	(315.1)
Proceeds from sale of property, plant and equipment	49.3	20.7	12.8
Proceeds from sale of investments	88.6	7.6	1.9
Decrease (increase) in restricted cash	48.6	4.0	(45.1)
Other investing activities, net	(3.3)	(1.8)	(0.8)

Net cash used in continuing operations	(11,782.7)	(263.3)	(1,429.7)
Net cash provided by discontinued operations	—	—	58.8

Net cash used in investing activities	$(11,782.7)	$(263.3)	$(1,370.9)

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

	Year Ended
	December 31,	December 31,	December 31,
(In millions)	2014	2013	2012

Financing Activities
Net proceeds from issuance of long-term debt	$6,592.3	$3,167.8	$1,282.1
(Decrease) increase in commercial paper, net	(249.9)	199.9	(849.3)
Repayment of long-term obligations	(4,429.4)	(1.0)	(354.5)
(Decrease) increase in short-term notes payable	(36.6)	(12.0)	24.0
Purchases of company common stock	—	(89.8)	(1,150.0)
Dividends paid	(234.8)	(216.2)	(142.2)
Net proceeds from issuance of company common stock	2,942.0	—	—
Net proceeds from issuance of company common stock under employee stock plans	155.4	230.4	254.1
Tax benefits from stock-based compensation awards	65.6	48.8	22.7
Other financing activities, net	(8.5)	(17.9)	(4.6)

Net cash provided by (used in) financing activities	4,796.1	3,310.0	(917.7)

Exchange Rate Effect on Cash	(115.5)	(37.0)	38.4

(Decrease) Increase in Cash and Cash Equivalents	(4,482.5)	5,020.4	(210.7)
Cash and Cash Equivalents at Beginning of Period	5,826.0	805.6	1,016.3

Cash and Cash Equivalents at End of Period	$1,343.5	$5,826.0	$805.6

See Note 13 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders'
(In millions)	Shares	Amount	Par Value	Earnings	Shares	Amount	Items	Equity

Balance at December 31, 2011	406.4	$406.4	$10,152.0	$6,716.3	(35.0)	$(1,837.1)	$(399.5)	$15,038.1

Issuance of shares under employees' and directors' stock plans	7.1	7.1	254.7	—	(0.2)	(9.7)	—	252.1
Stock-based compensation	—	—	78.2	—	—	—	—	78.2
Tax benefit related to employees' and directors' stock plans	—	—	18.7	—	—	—	—	18.7
Purchases of company common stock	—	—	—	—	(20.8)	(1,150.0)	—	(1,150.0)
Dividends declared	—	—	—	(196.9)	—	—	—	(196.9)
Net income	—	—	—	1,177.9	—	—	—	1,177.9
Other comprehensive items	—	—	—	—	—	—	249.1	249.1
Other	—	—	(2.5)	—	—	—	—	(2.5)

Balance at December 31, 2012	413.5	$413.5	$10,501.1	$7,697.3	(56.0)	$(2,996.8)	$(150.4)	$15,464.7

Retirement of treasury shares	(50.0)	(50.0)	(2,647.7)	—	50.0	2,697.7	—	—
Issuance of shares under employees' and directors' stock plans	6.1	6.1	232.9	—	(0.3)	(23.3)	—	215.7
Stock-based compensation	—	—	90.9	—	—	—	—	90.9
Tax benefit related to employees' and directors' stock plans	—	—	46.6	—	—	—	—	46.6
Purchases of company common stock	—	—	—	—	(1.3)	(89.8)	—	(89.8)
Dividends declared	—	—	—	(217.3)	—	—	—	(217.3)
Net income	—	—	—	1,273.3	—	—	—	1,273.3
Other comprehensive items	—	—	—	—	—	—	73.2	73.2
Other	—	—	(1.2)	—	—	—	—	(1.2)

Balance at December 31, 2013	369.6	$369.6	$8,222.6	$8,753.3	(7.6)	$(412.2)	$(77.2)	$16,856.1

Issuance of shares under employees' and directors' stock plans	4.0	4.0	161.3	—	(0.4)	(43.7)	—	121.6
Issuance of shares	34.9	34.9	2,907.4	—	—	—	—	2,942.3
Stock-based compensation	—	—	117.1	—	—	—	—	117.1
Tax benefit related to employees' and directors' stock plans	—	—	65.4	—	—	—	—	65.4
Dividends declared	—	—	—	(240.8)	—	—	—	(240.8)
Net income	—	—	—	1,894.4	—	—	—	1,894.4
Other comprehensive items	—	—	—	—	—	—	(1,207.8)	(1,207.8)
Other	—	—	(0.2)	—	—	—	—	(0.2)

Balance at December 31, 2014	408.5	$408.5	$11,473.6	$10,406.9	(8.0)	$(455.9)	$(1,285.0)	$20,548.1

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

Principles of Consolidation
The accompanying financial statements include the accounts of the company and its wholly and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated. The company accounts for investments in businesses using the equity method when it has significant influence but not control (generally between 20% and 50% ownership) and is not the primary beneficiary.

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

    Royalty revenue is recognized when the amounts are earned and determinable during the applicable period based on historical activity. For those arrangements where royalties cannot be reasonably estimated, revenue is recognized upon the receipt of cash or royalty statements from licensees.

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

    Deferred revenue in the accompanying balance sheet consists primarily of unearned revenue on service contracts, which is recognized ratably over the terms of the contracts. Substantially all of the deferred revenue in the accompanying 2014 balance sheet will be recognized within one year.

Warranty Obligations
The company provides for the estimated cost of standard product warranties, primarily from historical information, in cost of product revenues at the time product revenue is recognized. While the company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component supplies, the company’s warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure and supplier warranties on parts delivered to the company. Should actual product failure rates, utilization levels, material usage, service delivery costs or supplier warranties on parts differ from the company’s estimates, revisions to the estimated warranty liability would be required. The liability for warranties is included in other accrued expenses in the accompanying balance sheet. Extended warranty agreements are considered service contracts which are discussed above. Costs of service contracts are recognized as incurred. The changes in the carrying amount of standard product warranty obligations are as follows:

	Year Ended
	December 31,	December 31,
(In millions)	2014	2013

Beginning Balance	$49.8	$48.7
Provision charged to income	80.6	70.7
Usage	(78.4)	(70.9)
Acquisitions	7.1	—
Adjustments to previously provided warranties, net	1.0	1.0
Currency translation	(2.6)	0.3

Ending Balance	$57.5	$49.8

Research and Development
The company conducts research and development activities to increase its depth of capabilities in technologies, software and services. Research and development costs include employee compensation and benefits, consultants, facilities related costs, material costs, depreciation and travel. Research and development costs are expensed as incurred.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Earnings per Share
Basic earnings per share has been computed by dividing net income by the weighted average number of shares outstanding during the year. Except where the result would be antidilutive to income from continuing operations, diluted earnings per share has been computed using the treasury stock method for the equity forward agreements and outstanding stock options and restricted units, as well as their related income tax effects (Note 8).

Cash and Cash Equivalents
Cash equivalents consists principally of money market funds, commercial paper and other marketable securities purchased with an original maturity of three months or less. These investments are carried at cost, which approximates market value.

Investments

    The company’s marketable equity and debt securities that are part of its cash management activities are considered short-term investments in the accompanying balance sheet. In addition, at December 31, 2014 and 2013, the company owned $8.7 million and $14.3 million, respectively, of marketable equity and debt securities that represent less than 20% ownership and for which the company does not have the ability to exert significant influence. Such investments are included in other assets in the accompanying balance sheet and are considered available-for-sale. All available-for-sale securities are carried at fair market value, with the difference between cost and fair market value, net of related tax effects, recorded in the “accumulated other comprehensive items” component of shareholders’ equity (Notes 11 and 12).

Other investments for which there are not readily determinable market values are accounted for under the cost method of accounting. The company periodically evaluates the carrying value of its investments accounted for under the cost method of accounting, which provides that they are recorded at the lower of cost or estimated net realizable value. At December 31, 2014 and 2013, the company had cost method investments with carrying amounts of $38.5 million and $13.7 million, respectively, which are included in other assets.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,	December 31,
(In millions)	2014	2013

Raw Materials	$441.6	$347.4
Work in Process	207.6	157.7
Finished Goods	1,210.3	989.4

Inventories	$1,859.5	$1,494.5

    The value of inventories maintained using the LIFO method was $203.1 million and $197.0 million at December 31, 2014 and 2013, respectively, which was below estimated replacement cost by $25.2 million and $26.5 million, respectively. The company recorded a reduction in cost of revenues as a result of the liquidation of LIFO inventories of $0.1 million and $0.3 million in 2013 and 2012, respectively.

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

	December 31,	December 31,
(In millions)	2014	2013

Land	$281.8	$212.2
Buildings and Improvements	955.1	821.0
Machinery, Equipment and Leasehold Improvements	2,632.0	2,047.9

Property, Plant and Equipment, at Cost	3,868.9	3,081.1
Less: Accumulated Depreciation and Amortization	1,442.4	1,313.7

Property, Plant and Equipment, at Cost, Net	$2,426.5	$1,767.4

    Depreciation and amortization expense of property, plant and equipment including amortization of assets held under capital leases, was $353.1 million, $236.8 million and $236.1 million in 2014, 2013 and 2012, respectively.

Acquisition-related Intangible Assets
Acquisition-related intangible assets include the costs of acquired customer relationships, product technology, tradenames and other specifically identifiable intangible assets, and are being amortized using the straight-line method over their estimated useful lives, which range from 3 to 20 years. In addition, the company has tradenames and in-process research and development that have indefinite lives and which are not amortized. The company reviews intangible assets for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Intangible assets with indefinite lives are reviewed for impairment annually or whenever events or changes in circumstances indicate they may be impaired. Acquisition-related intangible assets are as follows:

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2014			December 31, 2013
		Accumulated			Accumulated
(In millions)	Gross	Amortization	Net	Gross	Amortization	Net

Definite Lived:
Customer relationships	$11,866.8	$(3,340.6)	$8,526.2	$6,738.2	$(2,771.2)	$3,967.0
Product technology	4,898.1	(1,501.3)	3,396.8	2,530.8	(1,187.0)	1,343.8
Tradenames	1,333.0	(448.7)	884.3	816.0	(395.4)	420.6
Other	34.2	(33.3)	0.9	36.8	(34.6)	2.2

	18,132.1	(5,323.9)	12,808.2	10,121.8	(4,388.2)	5,733.6

Indefinite Lived:
Tradenames	1,234.8	—	1,234.8	1,326.9	—	1,326.9
In-process research and development	67.1	—	67.1	10.8	—	10.8

	1,301.9	—	1,301.9	1,337.7	—	1,337.7

Acquisition-related Intangible Assets	$19,434.0	$(5,323.9)	$14,110.1	$11,459.5	$(4,388.2)	$7,071.3

    The estimated future amortization expense of acquisition-related intangible assets with definite lives is as follows:

(In millions)

2015	$1,321.5
2016	1,293.0
2017	1,270.5
2018	1,231.7
2019	1,210.8
2020 and thereafter	6,480.7

Estimated Future Amortization Expense of Definite-lived Intangible Assets	$12,808.2
Amortization of acquisition-related intangible assets in continuing operations was $1.33 billion, $763.1 million and $747.6 million in 2014, 2013 and 2012, respectively.
Other Assets
Other assets in the accompanying balance sheet include deferred tax assets, investments in joint ventures, cash surrender value of life insurance, cost-method and available-for-sale investments, pension assets, deferred debt issuance costs, insurance recovery receivables related to product liability matters, restricted cash, notes receivable and other assets.

    The company owns 49% - 50% non-controlling interests in two joint ventures and records its pro rata share of the joint ventures’ results in other expense, net, in the accompanying statement of income, using the equity method of accounting. The joint ventures were formed to combine the company’s capabilities with those of businesses contributed by the respective joint venture partners in the fields of integrated response technology services and disposable laboratory glass products. The results of the joint ventures were not material for any period presented. The company made purchases of products for resale from the glass products joint venture totaling $46.2 million, $46.6 million and $48.3 million in 2014, 2013 and 2012, respectively.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill
The company assesses the realizability of goodwill annually and whenever events or changes in circumstances indicate it may be impaired. Such events or circumstances generally include the occurrence of operating losses or a significant decline in earnings associated with one or more of the company’s reporting units. The company estimates the fair value of its reporting units by using forecasts of discounted future cash flows and peer market multiples. When an impairment is indicated, any excess of carrying value over the implied fair value of goodwill is recorded as an operating loss. The company completed annual tests for impairment at October 31, 2014 and November 1, 2013, and determined that goodwill was not impaired.

The changes in the carrying amount of goodwill by segment are as follows:
(In millions)	Life Sciences Solutions	Analytical Instruments	Specialty Diagnostics	Laboratory Products and Services	Total

Balance at December 31, 2012	$285.5	$2,759.0	$4,229.2	$5,200.8	$12,474.5
Finalization of purchase price allocations for 2012 acquisitions	—	(0.1)	0.5	—	0.4
Currency translation	6.9	3.7	28.3	(6.4)	32.5
Other	—	(1.2)	0.1	(3.0)	(4.1)

Balance at December 31, 2013	292.4	2,761.4	4,258.1	5,191.4	12,503.3
Acquisitions	7,179.5	—	—	—	7,179.5
Sale of businesses	(122.0)	—	(13.6)	(206.5)	(342.1)
Currency translation	(105.0)	(31.0)	(347.2)	(13.9)	(497.1)
Other	0.4	(0.6)	2.3	(3.1)	(1.0)

Balance at December 31, 2014	$7,245.3	$2,729.8	$3,899.6	$4,967.9	$18,842.6

Asset Retirement Obligations
The company reviews legal obligations associated with the retirement of long-lived assets that result from contractual obligations or the acquisition, construction, development and/or normal use of the assets. If it is determined that a legal obligation exists, regardless of whether the obligation is conditional on a future event, the fair value of the liability for an asset retirement obligation is recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset, and this additional carrying amount is depreciated over the life of the asset. The difference between the gross expected future cash outflow and its present value is accreted over the life of the related lease as interest expense. At December 31, 2014 and 2013, the company had recorded asset retirement obligations of $39.0 million and $28.2 million, respectively, which are primarily included in other long-term liabilities in the accompanying balance sheet.

Loss Contingencies
Accruals are recorded for various contingencies, including legal proceedings, environmental, workers’ compensation, product, general and auto liabilities, self-insurance and other claims that arise in the normal course of business. The accruals are based on management’s judgment, historical claims experience, the probability of losses and, where applicable, the consideration of opinions of internal and/or external legal counsel and actuarial estimates. Additionally, the company records receivables from third-party insurers up to the amount of the loss when recovery has been determined to be probable. Liabilities acquired in acquisitions have been recorded at fair value and, as such, were discounted to present value at the dates of acquisition.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Advertising

    The company records advertising costs as expenses as incurred, except for certain direct-response advertising, which is capitalized and amortized on a straight-line basis over its expected period of future benefit, generally one to three years. Direct-response advertising consists of external catalog production and mailing costs, and amortization of these costs begins on the date the catalogs are first mailed. Advertising expense was $47.7 million, $33.2 million and $39.5 million in 2014, 2013 and 2012, respectively.

Currency Translation
All assets and liabilities of the company’s non-U.S. subsidiaries are translated at year-end exchange rates. Resulting translation adjustments are reflected in the “accumulated other comprehensive items” component of shareholders’ equity. Revenues and expenses are translated at average exchange rates for the year. Currency transaction gains and losses are included in the accompanying statement of income and in aggregate were a net gain of $33.0 million in 2014, and net losses of $16.6 million and $11.0 million in 2013 and 2012, respectively.

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

The company uses short-term forward and option currency exchange contracts primarily to hedge certain balance sheet and operational exposures resulting from changes in currency exchange rates, predominantly intercompany loans and cash balances that are denominated in currencies other than the functional currencies of the respective operations. These contracts principally hedge transactions denominated in euro, British pounds sterling, Japanese yen, Norwegian kroner, and Swedish kronor. The company does not hold or engage in transactions involving derivative instruments for purposes other than risk management. As of December 31, 2014, the company had no outstanding foreign exchange contracts that were hedging anticipated purchases or sales.

The company also uses foreign currency-denominated debt to partially hedge its net investments in foreign operations against adverse movements in exchange rates. The company’s euro-denominated 2.00% Senior Notes, due 2025, have been designated as, and are effective as, economic hedges of part of the net investment in a foreign operation. Accordingly, foreign currency transaction gains or losses due to spot rate fluctuations on the euro-denominated debt instruments are included in currency translation adjustment within other comprehensive income and shareholders’ equity.

Cash flow hedges. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of December 31, 2014, the company had no outstanding derivative contracts that were accounted for as cash flow hedges.

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

Recent Accounting Pronouncements
In January 2015, the FASB issued new guidance to simplify income statement classification by removing the concept of extraordinary items from U.S. GAAP. As a result, items that are both unusual and infrequent will no longer be separately reported net of tax after continuing operations. The company adopted this guidance effective January 2015. The adoption of this standard in 2015 is not expected to have a material impact on the company’s consolidated financial statements.

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

In April 2014, the FASB issued new guidance on reporting discontinued operations and disclosures of disposals. Under the new guidance, only disposals representing a strategic shift in operations will be presented as discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of the company that does not qualify for discontinued operations reporting. The company adopted this guidance effective January 2015. The adoption of this standard in 2015 is not expected to have a material impact on the company’s consolidated financial statements.

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

2014
On February 3, 2014, the company completed the acquisition of Life Technologies Corporation, within the Life Sciences Solutions segment, for a total purchase price of $15.30 billion, net of cash acquired, including the assumption of $2.28 billion of debt. The company issued debt and common stock in late 2013 and early 2014 to partially fund the acquisition (Notes 9 and 11). Life Technologies provides innovative products and services to customers conducting scientific research and genetic analysis, as well as those in applied markets, such as forensics and food safety testing. The acquisition of Life Technologies extends customer reach and broadens the company’s offerings in biosciences; genetic, medical and applied sciences; and bioproduction. Life Technologies’ revenues totaled $3.87 billion in 2013. The purchase price exceeded the fair value of the identifiable net assets and, accordingly, $7.17 billion was allocated to goodwill, substantially none of which is tax deductible.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition, in 2014, the company acquired an animal health diagnostics company, within the Life Sciences Solutions segment, and a distributor of analytical instruments, within the Analytical Instruments segment, for an aggregate of $36 million, net of cash acquired.

During 2014, the company made contingent purchase price payments totaling $13 million for acquisitions completed prior to 2014. The contingent purchase price payments were contractually due to the sellers upon achievement of certain performance criteria at the acquired businesses.

    The components of the purchase price and net assets acquired for 2014 acquisitions are as follows:

(In millions)	Life Technologies	Other	Total

Purchase Price
Cash paid	$13,487.3	$47.3	$13,534.6
Debt assumed	2,279.5	—	2,279.5
Cash acquired	(463.0)	(11.5)	(474.5)

	$15,303.8	$35.8	$15,339.6

Net Assets Acquired
Current assets	$1,755.5	$18.5	$1,774.0
Property, plant and equipment	748.1	1.1	749.2
Definite-lived intangible assets:
Customer relationships	5,883.0	7.0	5,890.0
Product technology	2,626.9	5.5	2,632.4
Tradenames and other	619.1	—	619.1
Indefinite-lived intangible assets:
In-process research and development	58.4	—	58.4
Goodwill	7,167.0	12.5	7,179.5
Other assets	246.7	0.1	246.8
Liabilities assumed	(3,800.9)	(8.9)	(3,809.8)

	$15,303.8	$35.8	$15,339.6

    The weighted-average amortization periods for intangible assets acquired in 2014 are 16 years for customer relationships, 11 years for product technology and 9 years for definite-lived tradenames and other. The weighted average amortization period for all definite-lived intangible assets acquired in 2014 is 14 years.

2013
During 2013, the company made contingent purchase price and post closing adjustment payments totaling $40 million for acquisitions completed prior to 2013. The contingent purchase price payments were contractually due to the sellers upon achievement of certain performance criteria at the acquired businesses.

2012
In September 2012, the company acquired One Lambda, a provider of transplant diagnostics, for approximately $885 million, net of cash acquired, including related real estate plus $25 million of additional contingent consideration based upon the achievement of specified operating results in the year following the acquisition. The company recorded $13 million as the fair value of contingent consideration at the acquisition date and an additional $12 million as a charge to selling, general and administrative expense in 2013. The $25 million contingent purchase price obligation was paid in 2013. The acquisition was within the Specialty Diagnostics segment. The acquisition of One Lambda enhanced the segment’s presence in specialty in vitro diagnostics and added new capabilities to the company’s transplant-testing workflow. Revenues of One Lambda were $182 million in 2011. The purchase price exceeded the fair value of the identifiable net assets and, accordingly, $274 million was allocated to goodwill, all of which is tax deductible.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In May 2012, the company acquired, within the Laboratory Products and Services segment, Doe & Ingalls Management, LLC, a North Carolina-based channel for specialty production chemicals and provider of customized supply-chain services to the life sciences and microelectronics industries, for $175 million. The acquisition expands the segment’s products and services that address the production market. Revenues of Doe & Ingalls totaled approximately $110 million in 2011. The purchase price exceeded the fair value of the identifiable net assets and, accordingly, $81 million was allocated to goodwill, $53 million of which is tax deductible.

In addition, in 2012, the company acquired, within the Analytical Instruments segment, a manufacturer and supplier of radioactive isotope identifiers, x-ray and gamma-ray detectors and spectroscopy systems used to detect radioactive and other nuclear materials in security and environmental settings and a manufacturer of miniature NMR spectrometers. The company acquired, within the Specialty Diagnostics segment, a business that holds proprietary technology for tests to diagnose pre-eclampsia and eclampsia. The aggregate consideration for these acquisitions was $25 million plus contingent consideration of up to $15 million.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Pro Forma Information
The company acquired Life Technologies in February 2014. Revenues of Life Technologies after the date of acquisition are included in the accompanying statement of income and totaled approximately $3.61 billion in 2014. Immediately upon the closing of the acquisition, the company began integrating Life Technologies and as such the legacy and acquired businesses are now sharing various selling, general and administrative functions. As a result, computing a separate measure of Life Technologies’ stand-alone profitability for periods after the acquisition date is not practical.

Had the acquisition of Life Technologies been completed as of the beginning of 2013, the company’s pro forma results for 2014 and 2013 would have been as follows:
(In millions except per share amounts)	2014	2013

Revenues	$17,169.2	$16,831.4

Income from Continuing Operations	$2,203.2	$1,008.4

Net Income	$2,202.1	$1,002.6

Earnings per Share from Continuing Operations:
Basic	$5.52	$2.55
Diluted	$5.46	$2.53

Earnings per Share:
Basic	$5.51	$2.54
Diluted	$5.46	$2.51

    Pro forma results include non-recurring pro forma adjustments that were directly attributable to the business combination to reflect amounts as if the acquisition had been completed as of the beginning of 2013, as follows:

•	Pre-tax charge to selling, general and administrative expenses of $231.4 million in 2013, for acquisition-related transaction costs incurred by the company and Life Technologies;

•	Pre-tax charge to cost of revenues of $301.4 million in 2013, for the sale of Life Technologies inventories revalued at the date of acquisition;

•	Pre-tax charge of $91.7 million in 2013, for monetizing equity awards held by Life Technologies’ employees at the date of acquisition;

•	Pre-tax charge of $37.6 million in 2013, to conform the accounting policies of Life Technologies with the company's accounting policies; and

•	Pre-tax reduction of revenues of $8.1 million and $23.9 million in 2014 and 2013, respectively, for revaluing Life Technologies’ deferred revenue obligations to fair value.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dispositions

    On August 15, 2014, the company sold its Cole-Parmer specialty channel business, part of the Laboratory Products and Services segment, for $480 million in cash, net of cash divested. The sale of this business resulted in a pre-tax gain of approximately $134 million, included in restructuring and other costs (income), net. Due to the low tax basis in the Cole-Parmer business, the tax provision related to the sale slightly exceeded the pre-tax gain, resulting in a $4 million after-tax loss on the sale of the business. Revenues and operating income of the business sold were approximately $232 million and $43 million, respectively, for the year ended December 31, 2013 and $149 million and $28 million, respectively, in 2014 through the date of sale.

    The assets and liabilities of the Cole-Parmer business were as follows at June 28, 2014:

June 28,
(In millions)	2014

Current Assets	$39.5
Long-term Assets	400.3
Current Liabilities	15.5
Long-term Liabilities	84.1

    On March 21, 2014, the company sold its legacy sera and media, gene modulation and magnetic beads businesses to GE Healthcare for $1.06 billion, net of cash divested, or $0.8 billion of after-tax proceeds. The businesses were included principally in the Life Sciences Solutions segment. Divestiture of these businesses was a condition to obtaining antitrust approval for the Life Technologies acquisition. Revenues and operating income of the businesses sold were approximately $250 million and $64 million, respectively, for the year ended December 31, 2013 and $61 million and $12 million, respectively, in 2014 through the date of sale. The sale of these businesses resulted in a pre-tax gain of approximately $761 million, included in restructuring and other costs (income), net.

The assets and liabilities of the businesses sold in March 2014 were as follows at December 31, 2013:
December 31,
(In millions)	2013

Current Assets	$74.3
Long-term Assets	229.3
Current Liabilities	6.4
Long-term Liabilities	22.0
In October 2012, the company sold its laboratory workstations business (see Note 15).

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Business Segment and Geographical Information
The company’s financial performance is reported in four segments. A description of each segment follows.
Life Sciences Solutions: provides an extensive portfolio of reagents, instruments and consumables used in biological and medical research, discovery and production of new drugs and vaccines as well as diagnosis of disease. These products and services are used by customers in pharmaceutical, biotechnology, agricultural, clinical, academic, and government markets.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Business Segment Information

(In millions)	2014	2013	2012

Revenues
Life Sciences Solutions	$4,195.7	$712.5	$658.8
Analytical Instruments	3,252.2	3,154.2	3,114.7
Specialty Diagnostics	3,343.6	3,191.7	2,961.5
Laboratory Products and Services	6,601.5	6,398.8	6,102.8
Eliminations	(503.4)	(366.9)	(327.9)

Consolidated revenues	16,889.6	13,090.3	12,509.9

Segment Income (a)
Life Sciences Solutions	1,214.9	169.7	154.8
Analytical Instruments	581.1	558.7	554.6
Specialty Diagnostics	916.0	863.7	758.1
Laboratory Products and Services	982.8	960.4	912.4

Subtotal reportable segments (a)	3,694.8	2,552.5	2,379.9

Cost of revenues charges	(327.6)	(28.6)	(55.6)
Selling, general and administrative charges, net	(130.7)	(73.5)	(12.5)
Restructuring and other (costs) income, net	598.2	(77.7)	(82.1)
Amortization of acquisition-related intangible assets	(1,331.7)	(763.1)	(747.6)

Consolidated operating income	2,503.0	1,609.6	1,482.1
Other expense, net (b)	(415.8)	(290.1)	(212.7)

Income from continuing operations before income taxes	$2,087.2	$1,319.5	$1,269.4

Depreciation
Life Sciences Solutions	$131.6	$17.1	$16.8
Analytical Instruments	39.0	41.2	42.5
Specialty Diagnostics	76.7	73.9	72.9
Laboratory Products and Services	105.8	104.6	103.9

Consolidated depreciation	$353.1	$236.8	$236.1

(a)	Represents operating income before certain charges to cost of revenues and selling, general and administrative expenses; restructuring and other costs, net; and amortization of acquisition-related intangibles.
(b)	The company does not allocate other expense, net to its segments.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions)	2014	2013	2012

Total Assets
Life Sciences Solutions	$19,257.0	$1,115.5	$1,115.6
Analytical Instruments	4,133.3	4,321.4	4,304.9
Specialty Diagnostics	8,047.7	9,086.0	9,841.0
Laboratory Products and Services	10,875.7	11,523.5	11,531.5
Corporate/Other (c)	538.4	5,817.0	651.6

Consolidated total assets	$42,852.1	$31,863.4	$27,444.6

Capital Expenditures
Life Sciences Solutions	$104.4	$19.3	$26.9
Analytical Instruments	38.1	33.5	42.0
Specialty Diagnostics	84.7	77.9	97.6
Laboratory Products and Services	102.1	94.7	112.6
Corporate/Other	98.3	57.0	36.0

Consolidated capital expenditures	$427.6	$282.4	$315.1

(c)	Corporate assets consist primarily of cash and cash equivalents, short-term investments, property and equipment at the company's corporate offices and assets of the discontinued operations.
Geographical Information

(In millions)	2014	2013	2012

Revenues (d)
United States	$8,147.7	$6,617.0	$6,424.4
China	1,223.1	896.6	735.8
Germany	1,005.9	758.6	681.5
United Kingdom	754.5	532.4	507.1
Other	5,758.4	4,285.7	4,161.1

Consolidated revenues	$16,889.6	$13,090.3	$12,509.9

Long-lived Assets (e)
United States	$1,501.7	$892.9	$862.4
United Kingdom	265.5	224.3	223.9
Germany	170.3	165.9	165.2
Other	489.0	484.3	474.9

Consolidated long-lived assets	$2,426.5	$1,767.4	$1,726.4

(d)	Revenues are attributed to countries based on customer location.
(e)	Includes property, plant and equipment, net.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Other Expense, Net
The components of other expense, net, in the accompanying statement of income are as follows:
(In millions)	2014	2013	2012

Interest Income	$47.7	$28.0	$25.2
Interest Expense	(479.9)	(262.1)	(241.6)
Other Items, Net	16.4	(56.0)	3.7

Other Expense, Net	$(415.8)	$(290.1)	$(212.7)

Other Items, Net
In 2014, other items, net includes $9 million of net gains from equity and available-for-sale investments.
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

Note 5. Stock-based Compensation Expense

    The company has stock-based compensation plans for its key employees, directors and others. These plans permit the grant of a variety of stock and stock-based awards, including restricted stock units, stock options or performance-based shares, as determined by the compensation committee of the company’s Board of Directors or, for certain non-officer grants, by the company’s employee equity committee, which consists of its chief executive officer. The company generally issues new shares of its common stock to satisfy option exercises and restricted unit vestings. Grants of stock options and restricted units generally provide that in the event of both a change in control of the company and a qualifying termination of an option or unit holder’s employment, all options and service-based restricted unit awards held by the recipient become immediately vested (unless an employment or other agreement with the employee provides for different treatment).

Compensation cost is based on the grant-date fair value and is recognized ratably over the requisite vesting period or to the date based on qualifying retirement eligibility, if earlier.
    The components of stock-based compensation expense are as follows:

(In millions)	2014	2013	2012

Stock Option Awards	$45.7	$41.4	$39.3
Restricted Unit Awards	71.4	49.5	38.9

Total Stock-based Compensation Expense	$117.1	$90.9	$78.2

    Certain pre-acquisition equity awards of Life Technologies were converted to rights to receive future cash payments over the remaining vesting period. In addition to stock-based compensation, which is included in the above table, in 2014, the company recorded expense for cash-in-lieu of equity of $34.8 million related to these arrangements.

    The company has elected to recognize any excess income tax benefits from stock option exercises in capital in excess of par value only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to the company. The company measures the tax benefit associated with excess tax deductions related to stock-based compensation expense by multiplying the excess tax deductions by the statutory tax rates. The company uses the incremental tax benefit approach for utilization of tax attributes. Tax benefits recognized in capital in excess of par value on the accompanying balance sheet were $65.4 million, $46.6 million and $18.7 million, respectively, in 2014, 2013 and 2012.

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

The weighted average assumptions used in the Black-Scholes option pricing model are as follows:

	2014	2013	2012

Expected Stock Price Volatility	25%	33%	34%
Risk Free Interest Rate	1.3%	0.7%	0.8%
Expected Life of Options (years)	4.4	4.5	4.5
Expected Annual Dividend	0.5%	0.8%	0.9%

    The weighted average per share grant-date fair values of options granted during 2014, 2013 and 2012 were $26.89, $19.84 and $15.36, respectively. The total intrinsic value of options exercised during the same periods was $207.9 million, $189.8 million and $125.4 million, respectively. The intrinsic value is the difference between the market value of the shares on the exercise date and the exercise price of the option.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the company’s option activity for the year ended December 31, 2014 is presented below:
			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise	Term	Value (a)
	(in millions)	Price	(in years)	(in millions)

Outstanding at December 31, 2013	11.5	54.81
Granted	2.6	124.03
Exercised	(3.0)	51.55
Canceled / Expired	(0.6)	85.23

Outstanding at December 31, 2014	10.5	71.34	4.1

Vested and Unvested Expected to Vest at
December 31, 2014	10.1	70.04	4.0	$558.3

Exercisable at December 31, 2014	4.9	51.09	2.9	$365.9

(a)	Market price per share on December 31, 2014 was $125.29. The intrinsic value is zero for options with exercise prices above the market price.

    As of December 31, 2014, there was $77 million of total unrecognized compensation cost related to unvested stock options granted. The cost is expected to be recognized through 2018 with a weighted average amortization period of 2.5 years.

Restricted Share/Unit Awards
Awards of restricted units convert into an equivalent number of shares of common stock. The awards generally vest over 3-4 years, assuming continued employment, with some exceptions. Vesting of the awards is contingent upon meeting certain service conditions and may also be contingent upon meeting certain performance and/or market conditions. The fair market value of the award at the time of the grant is amortized to expense over the requisite service period of the award, which is generally the vesting period. Recipients of restricted units have no voting rights but are entitled to accrue dividend equivalents. The fair value of service- and performance-based restricted unit awards is determined based on the number of units granted and the market value of the company’s shares on the grant date. For awards with market-based vesting conditions, the company uses a lattice model to estimate the grant-date fair value of the award.

A summary of the company’s restricted unit activity for the year ended December 31, 2014 is presented below:
	Units (in thousands)	Weighted Average Grant-Date Fair Value

Unvested at December 31, 2013	1,847	62.43
Granted	982	116.77
Vested	(896)	67.72
Forfeited	(128)	94.57

Unvested at December 31, 2014	1,805	87.09
The total fair value of shares vested during 2014, 2013 and 2012 was $60.7 million, $47.2 million and $23.0 million, respectively.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    As of December 31, 2014, there was $101 million of total unrecognized compensation cost related to unvested restricted stock unit awards. The cost is expected to be recognized through 2018 with a weighted average amortization period of 2.2 years.

Employee Stock Purchase Plans
Qualifying employees are eligible to participate in an employee stock purchase plan sponsored by the company. Shares may be purchased under the program at 95% of the fair market value at the end of the purchase period and the shares purchased are not subject to a holding period. Shares are purchased through payroll deductions of up to 10% of each participating employee’s gross wages. The company issued 119,000, 100,000 and 151,000 shares, respectively, of its common stock for the 2014, 2013 and 2012 plan years, which ended on December 31.

Note 6. Pension and Other Postretirement Benefit Plans
401(k) Savings Plan and Other Defined Contribution Plans
The company’s 401(k) savings and other defined contribution plans cover the majority of the company’s eligible U.S. and certain non-U.S. employees. Contributions to the plans are made by both the employee and the company. Company contributions are based on the level of employee contributions. Company contributions to these plans are based on formulas determined by the company. In 2014, 2013 and 2012, the company charged to expense $118.4 million, $87.3 million and $86.0 million, respectively, related to its defined contribution plans.

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

The company funds annually, at a minimum, the statutorily required minimum amount as actuarially determined. During 2014, 2013 and 2012, the company made cash contributions of approximately $49.6 million, $38.2 million and $23.3 million, respectively. Additionally, in 2013 the company irrevocably contributed appreciated available-for-sale investments that had a fair value of $27 million to two of its U.K. defined benefit plans. Contributions to the plans included in the following table are estimated at between $40 and $60 million for 2015.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    The following table provides a reconciliation of benefit obligations and plan assets of the company’s domestic and non-U.S. pension plans and postretirement benefit plans:

	Domestic Pension Benefits		Non-U.S. Pension Benefits		Postretirement Benefits
(In millions)	2014	2013	2014	2013	2014	2013

Change in Projected Benefit Obligations
Benefit Obligation at Beginning of Year	$449.2	$490.0	$857.9	$831.0	$38.7	$42.0
Business combinations	849.0	—	135.1	—	14.9	—
Service costs	2.0	—	20.0	19.5	0.6	0.6
Interest costs	53.1	19.0	36.7	29.0	2.1	1.7
Settlements	(58.2)	—	(19.3)	(3.1)	—	—
Plan participants' contributions	—	—	3.8	3.5	5.3	1.2
Actuarial (gains) losses	76.7	(34.8)	170.3	(9.9)	4.0	(3.6)
Benefits paid	(80.7)	(25.0)	(32.0)	(26.2)	(8.4)	(2.4)
Currency translation and other	—	—	(97.1)	14.1	(1.9)	(0.8)

Benefit Obligation at End of Year	$1,291.1	$449.2	$1,075.4	$857.9	$55.3	$38.7

Change in Fair Value of Plan Assets
Fair Value of Plan Assets at Beginning of Year	$374.4	$367.1	$670.7	$588.4	$—	$—
Business combinations	687.1	—	96.5	—	8.0	—
Actual return on plan assets	111.4	31.8	141.0	33.4	0.6	—
Employer contribution	13.6	0.5	32.9	63.6	3.1	1.2
Plan participants' contributions	—	—	3.8	3.5	5.3	1.2
Settlements	(58.2)	—	(19.3)	(3.1)	—	—
Benefits paid	(80.7)	(25.0)	(32.0)	(26.2)	(8.4)	(2.4)
Currency translation and other	—	—	(67.8)	11.1	—	—

Fair Value of Plan Assets at End of Year	$1,047.6	$374.4	$825.8	$670.7	$8.6	$—

Funded Status	$(243.5)	$(74.8)	$(249.6)	$(187.2)	$(46.7)	$(38.7)

Accumulated Benefit Obligation	$1,258.3	$449.2	$1,014.5	$810.9

Amounts Recognized in Balance Sheet
Non-current asset	$—	$—	$61.8	$25.7	$4.8	$—
Current liability	(2.8)	(0.6)	(5.6)	(4.6)	(2.7)	(2.0)
Non-current liability	(240.7)	(74.2)	(305.8)	(208.3)	(48.8)	(36.7)

Net amount recognized	$(243.5)	$(74.8)	$(249.6)	$(187.2)	$(46.7)	$(38.7)

Amounts Recognized in Accumulated Other Comprehensive Loss
Net actuarial loss	$129.7	$132.7	$161.9	$123.8	$4.6	$0.7
Prior service credits	—	—	—	(2.3)	(0.3)	(0.4)

Net amount recognized	$129.7	$132.7	$161.9	$121.5	$4.3	$0.3

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    The actuarial assumptions used to compute the funded status for the plans are based upon information available as of December 31, 2014 and 2013 and are as follows:

	Domestic Pension Benefits		Non-U.S. Pension Benefits		Postretirement Benefits
	2014	2013	2014	2013	2014	2013

Weighted Average Assumptions Used to Determine Projected Benefit Obligations
Discount rate	4.00%	4.75%	2.69%	3.91%	3.76%	4.75%
Average rate of increase in employee compensation	4.00%	4.00%	3.03%	3.21%	—	—
Initial healthcare cost trend rate					7.07%	7.01%
Ultimate healthcare cost trend rate					5.22%	5.45%

    The actuarial assumptions used to compute the net periodic pension benefit cost (income) are based upon information available as of the beginning of the year, as presented in the following table:

	Domestic Pension Benefits			Non-U.S. Pension Benefits
	2014	2013	2012	2014	2013	2012

Weighted Average Assumptions Used to Determine the Net Benefit Cost (Income)
Discount rate	4.46%	4.00%	4.50%	3.91%	3.65%	4.37%
Average rate of increase in employee compensation	4.00%	4.00%	4.00%	3.22%	2.94%	3.23%
Expected long-term rate of return on assets	7.00%	7.00%	7.75%	4.88%	4.96%	5.17%
The ultimate healthcare cost trend rates for the postretirement benefit plans are expected to be reached between 2015 and 2033.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost in 2015 are as follows:

(In millions)	Domestic Pension Benefits	Non-U.S. Pension Benefits	Post- retirement Benefits

Net Actuarial Loss	$0.8	$9.0	$0.4
Net Prior Service Credit	—	(0.1)	(0.1)

	$0.8	$8.9	$0.3

    The projected benefit obligation and fair value of plan assets for the company’s qualified and non-qualified pension plans with projected benefit obligations in excess of plan assets are as follows:

	Pension Plans
(In millions)	2014	2013

Pension Plans with Projected Benefit Obligations in Excess of Plan Assets
Projected benefit obligation	$1,820.2	$988.3
Fair value of plan assets	1,265.3	700.6

    The accumulated benefit obligation and fair value of plan assets for the company's qualified and non-qualified pension plans with accumulated benefit obligations in excess of plan assets are as follows:

	Pension Plans
(In millions)	2014	2013

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets
Accumulated benefit obligation	$1,738.0	$949.8
Fair value of plan assets	1,265.3	697.7

    The measurement date used to determine benefit information is December 31 for all plan assets and benefit obligations.

    The net periodic pension benefit cost (income) includes the following components:

	Domestic Pension Benefits			Non-U.S. Pension Benefits
(In millions)	2014	2013	2012	2014	2013	2012

Components of Net Benefit Cost (Income)
Service cost-benefits earned	$2.0	$—	$—	$20.0	$19.5	$11.8
Interest cost on benefit obligation	53.1	19.0	20.4	36.7	29.0	30.7
Expected return on plan assets	(60.8)	(24.3)	(28.1)	(34.4)	(29.0)	(27.3)
Amortization of actuarial net loss	3.7	5.2	3.6	4.2	6.3	3.3
Amortization of prior service benefit	—	—	—	(0.1)	(0.3)	(0.1)
Settlement/curtailment loss	25.5	—	—	4.1	0.1	—
Special termination benefits	—	—	—	0.3	1.1	0.5

Net periodic benefit cost (income)	$23.5	$(0.1)	$(4.1)	$30.8	$26.7	$18.9

    The net periodic postretirement benefit cost was not material in 2014, 2013 or 2012. The company offered to settle pension obligations for former employee participants in certain defined benefit plans in 2014. The company recorded a charge of $29.6 million associated with those plan participants electing to accept the settlement offer.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    Expected benefit payments are estimated using the same assumptions used in determining the company’s benefit obligation at December 31, 2014. Benefit payments will depend on future employment and compensation levels, average years employed and average life spans, among other factors, and changes in any of these factors could significantly affect these estimated future benefit payments. Estimated future benefit payments during the next five years and in the aggregate for the five fiscal years thereafter, are as follows:

(In millions)	Domestic Pension Benefits	Non-U.S. Pension Benefits	Post- retirement Benefits

Expected Benefit Payments
2015	$82.9	$28.5	$2.9
2016	80.9	32.1	2.9
2017	84.4	32.5	3.0
2018	81.0	35.2	3.0
2019	80.7	38.0	2.9
2020-2024	398.9	221.0	13.6

    A change in the assumed healthcare cost trend rate by one percentage point effective January 2014 would change the accumulated postretirement benefit obligation as of December 31, 2014 and the 2014 aggregate of service and interest costs, as follows:

(In millions)	Increase	Decrease

One Percentage Point
Effect on total of service and interest cost components	$0.4	$(0.4)
Effect on postretirement healthcare benefit obligation	7.3	(5.7)

Domestic Pension Plan Assets
The company’s overall objective is to manage the assets in a liability framework where investments are selected that are expected to have similar changes in fair value as the related liabilities will have upon changes in interest rates. The company invests in a portfolio of both return-seeking and liability-hedging assets, primarily through the use of institutional collective funds, to achieve long-term growth and to insulate the funded position from interest rate volatility. The strategic asset allocation uses a combination of risk controlled and index strategies in fixed income and global equities. The company also has a small portfolio (comprising less than 1% of invested assets) of private equity investments. The target allocations for the remaining investments are approximately 28% to funds investing in U.S. equities, including a sub-allocation of approximately 2% to real estate-related equities, approximately 24% to funds investing in international equities and approximately 47% to funds investing in fixed income securities. The portfolio maintains enough liquidity at all times to meet the near-term benefit payments.

Non-U.S. Pension Plan Assets
The company maintains specific plan assets for many of the individual pension plans outside the U.S. The investment strategy of each plan has been uniquely established based on the country specific standards and characteristics of the plans. Several of the plans have contracts with insurance companies whereby the market risks of the benefit obligations are borne by the insurance companies. When assets are held directly in investments, generally the objective is to invest in a portfolio of diversified assets with a variety of fund managers. For plans not currently managing the assets in a liability framework, the investments are substantially limited to funds investing in global equities and fixed income securities with the target asset allocations ranging from approximately 35% - 70% for equities and 30% - 65% for fixed income securities. For plans managing the assets in a liability framework, the investments also include hedge funds, multi-asset funds and derivative funds with the target asset allocations ranging from approximately 3% - 10% for equities, 45% - 65% for fixed income, 10% - 20% for hedge funds, 4% - 5% for multi-asset funds and 18% - 22% for funds holding derivatives. The derivatives held by the funds are primarily interest rate swaps intended to match the movements in the plan liabilities as well as equity futures in a synthetic equity fund which provide targeted exposure to equity markets without the fund holding individual equity positions. Each plan maintains enough liquidity at all times to meet the near-term benefit payments.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    The fair values of the company’s plan assets at December 31, 2014 and 2013, by asset category are as follows:

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2014	(Level 1)	(Level 2)	(Level 3)

Domestic Pension Plan Assets
U.S. equity funds	$290.9	$—	$290.9	$—
International equity funds	253.9	—	253.9	—
Fixed income funds	462.5	—	462.5	—
Private equity funds	4.7	—	—	4.7
Money market funds	35.6	—	35.6	—

Total Domestic Pension Plans	$1,047.6	$—	$1,042.9	$4.7

Non-U.S. Pension Plan Assets
Equity funds	$129.6	$55.0	$74.6	$—
Fixed income funds	341.1	21.1	320.0	—
Hedge funds	69.1	—	69.1	—
Multi-asset funds	13.6	—	13.6	—
Derivative funds	105.3	—	105.3	—
Insurance contracts	136.5	—	136.5	—
Cash / money market funds	30.6	30.2	0.4	—

Total Non-U.S. Pension Plans	$825.8	$106.3	$719.5	$—

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2013	(Level 1)	(Level 2)	(Level 3)

Domestic Pension Plan Assets
U.S. equity funds	$87.9	$—	$87.9	$—
International equity funds	60.7	—	60.7	—
Fixed income funds	213.3	—	213.3	—
Private equity funds	7.0	—	—	7.0
Money market funds	5.5	—	5.5	—

Total Domestic Pension Plans	$374.4	$—	$367.4	$7.0

Non-U.S. Pension Plan Assets
Equity funds	$109.0	$55.4	$53.6	$—
Fixed income funds	252.3	22.4	229.9	—
Hedge funds	91.9	—	91.9	—
Multi-asset funds	15.7	—	15.7	—
Derivative funds	91.5	—	91.5	—
Insurance contracts	100.6	—	100.6	—
Cash / money market funds	9.7	9.5	0.2	—

Total Non-U.S. Pension Plans	$670.7	$87.3	$583.4	$—

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Income Taxes

    The components of income from continuing operations before provision for income taxes are as follows:

(In millions)	2014	2013	2012

U.S.	$1,153.3	$914.9	$908.5
Non-U.S.	933.9	404.6	360.9

Income from Continuing Operations	$2,087.2	$1,319.5	$1,269.4

    The components of the provision for income taxes of continuing operations are as follows:

(In millions)	2014	2013	2012

Current Income Tax Provision
Federal	$444.5	$242.5	$160.5
Non-U.S.	404.8	210.1	92.1
State	35.0	13.5	16.1

	884.3	466.1	268.7

Deferred Income Tax Provision (Benefit)
Federal	$(362.4)	$(241.3)	$(40.8)
Non-U.S.	(297.3)	(178.8)	(205.2)
State	(32.9)	(5.6)	(11.7)

	(692.6)	(425.7)	(257.7)

	$191.7	$40.4	$11.0

    The income tax provision (benefit) included in the accompanying statement of income is as follows:

(In millions)	2014	2013	2012

Continuing Operations	$191.7	$40.4	$11.0
Discontinued Operations	(0.6)	(3.7)	(44.0)

	$191.1	$36.7	$(33.0)

    The company receives a tax deduction upon the exercise of non-qualified stock options by employees for the difference between the exercise price and the market price of the underlying common stock on the date of exercise. The provision for income taxes that is currently payable does not reflect $65.4 million, $46.6 million and $18.7 million of such benefits that have been allocated to capital in excess of par value in 2014, 2013 and 2012, respectively.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    The provision for income taxes in the accompanying statement of income differs from the provision calculated by applying the statutory federal income tax rate of 35% to income from continuing operations before provision for income taxes due to the following:

(In millions)	2014	2013	2012

Provision for Income Taxes at Statutory Rate	$730.5	$461.8	$444.3

Increases (Decreases) Resulting From:
Foreign rate differential	(278.4)	(180.2)	(319.5)
Foreign and research and development tax credits	(239.9)	(227.6)	(52.1)
Manufacturing deduction	(45.9)	(33.6)	(27.3)
Singapore tax holiday	(34.0)	—	—
Impact of change in tax laws and apportionment on deferred taxes	(21.0)	3.3	(53.7)
Nondeductible expenses	23.4	19.6	8.1
Provision (reversal) of tax reserves, net	28.0	(4.3)	14.8
Basis difference on disposal of businesses	18.7	—	—
Tax return reassessments and settlements	(3.6)	10.5	—
State income taxes, net of federal tax	9.3	(3.8)	(8.6)
Other, net	4.6	(5.3)	5.0

	$191.7	$40.4	$11.0

    The company has significant activities in Singapore and has received considerable tax incentives. The local taxing authority granted the company pioneer company status which provides an incentive encouraging companies to undertake activities that have the effect of promoting economic or technological development in Singapore. This incentive equates to a tax exemption on earnings associated with most of the company’s manufacturing activities in Singapore and continues through December 31, 2021. The impact of this tax holiday decreased the annual effective tax rate by 1.6% and increased diluted earnings per share by approximately $0.08 in 2014.

    In 2014, non-U.S. subsidiaries of the company made cash and deemed distributions to the company’s U.S. operations which resulted in no net tax cost. As a result of these distributions, the company generated U.S. foreign tax credits of $172 million, offset in part by additional U.S. income taxes of $55 million on the related foreign income which reduced the benefit from the foreign tax rate differential in 2014. In 2013, non-U.S. subsidiaries of the company made cash and deemed distributions to the company’s U.S. operations which resulted in no net tax cost. As a result of these distributions, the company generated U.S. foreign tax credits of $160 million, offset in part by additional U.S. income taxes of $56 million on the related foreign income which reduced the benefit from the foreign tax rate differential in 2013. In addition, the impact of tax law changes in certain foreign jurisdictions reduced the benefit from the foreign rate differential in 2013. The impact of change in tax laws and apportionment on deferred taxes in 2012 includes $55 million of benefit from a tax rate reduction enacted in Sweden.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    Net deferred tax asset (liability) in the accompanying balance sheet consists of the following:

(In millions)	2014	2013

Deferred Tax Asset (Liability)
Depreciation and amortization	$(4,468.8)	$(2,319.1)
Net operating loss and credit carryforwards	941.9	690.7
Reserves and accruals	163.1	125.4
Accrued compensation	339.1	195.1
Inventory basis difference	96.6	61.2
Other capitalized costs	116.0	51.9
Unrealized losses on hedging instruments	12.8	14.7
Other, net	64.2	36.0

Deferred tax assets (liabilities), net before valuation allowance	(2,735.1)	(1,144.1)
Less: Valuation allowance	116.2	76.8

Deferred tax assets (liabilities), net	$(2,851.3)	$(1,220.9)

    The company estimates the degree to which tax assets and loss and credit carryforwards will result in a benefit based on expected profitability by tax jurisdiction and provides a valuation allowance for tax assets and loss and credit carryforwards that it believes will more likely than not expire unutilized. At December 31, 2014, all of the company’s valuation allowance relates to deferred tax assets for which any subsequently recognized tax benefits will reduce income tax expense.

At December 31, 2014, the company had federal, state and non-U.S. net operating loss carryforwards of $131.5 million, $830.3 million and $2.61 billion, respectively. Use of the carryforwards is limited based on the future income of certain subsidiaries. The federal and state net operating loss carryforwards expire in the years 2015 through 2034. Of the non-U.S. net operating loss carryforwards, $277.5 million expire in the years 2015 through 2033, and the remainder do not expire. The company also had $209.3 million of federal foreign tax credit carryforwards as of December 31, 2014, which expire in the years 2015 through 2024.

A provision has not been made for U.S. or additional non-U.S. taxes on $8.44 billion of undistributed earnings of international subsidiaries that could be subject to taxation if remitted to the U.S. because the company plans to keep these amounts permanently reinvested overseas except for instances where the company can remit such earnings to the U.S. without an associated net tax cost. It is not practicable to estimate the unrecognized tax liability due to i) the extent of uncertainty as to which remittance structure would be used (among several possibilities) should a decision be made to repatriate; ii) the availability and the complexity of calculating foreign tax credits; and iii) the implications of indirect taxes, including withholding taxes that could potentially be required depending on the repatriation structure.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unrecognized Tax Benefits
As of December 31, 2014, the company had $214.1 million of unrecognized tax benefits which, if recognized, would reduce the effective tax rate.
    A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(In millions)	2014	2013	2012

Balance at beginning of year	$134.2	$164.8	$120.3
Additions due to acquisitions	54.3	—	—
Additions for tax positions of current year	35.3	12.6	20.5
Additions for tax positions of prior years	38.3	15.6	31.8
Closure of tax years	—	(7.2)	(7.8)
Settlements	(48.0)	(51.6)	—

	$214.1	$134.2	$164.8

    During 2014, the company acquired Life Technologies which resulted in an increase in the company’s liability for unrecognized tax benefits of $54.3 million. The liability also increased due to the provision of tax reserves, primarily related to the sale of the divested businesses and a tax matter in a foreign jurisdiction. During 2014, the company settled the IRS audit relating to the 2010 and 2011 tax years which resulted in a decrease in the company’s liability for unrecognized tax benefits of $48.0 million. Of the total $214 million of liability, $7 million is classified as a current liability and the remainder is long-term.

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

The company classified interest and penalties related to unrecognized tax benefits as income tax expense. The total amount of interest and penalties related to uncertain tax positions and recognized in the balance sheet as of December 31, 2014 and 2013 was $15.5 million and $14.1 million, respectively.

The company conducts business globally and, as a result, Thermo Fisher or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Canada, China, Denmark, Finland, France, Germany, Japan, Singapore, Sweden, the United Kingdom and the United States. With few exceptions, the company is no longer subject to U.S. federal, state and local, or non-U.S., income tax examinations for years before 2010.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Earnings per Share
(In millions except per share amounts)	2014	2013	2012

Income from Continuing Operations	$1,895.5	$1,279.1	$1,258.4
Loss from Discontinued Operations	(1.1)	(0.7)	(19.2)
Loss on Disposal of Discontinued Operations, Net	—	(5.1)	(61.3)

Net Income	$1,894.4	$1,273.3	$1,177.9

Basic Weighted Average Shares	398.2	360.3	363.8
Plus Effect of:
Equity forward arrangement	0.2	1.8	—
Stock options and restricted units	3.9	3.7	2.8

Diluted Weighted Average Shares	402.3	365.8	366.6

Basic Earnings per Share:
Continuing operations	$4.76	$3.55	$3.46
Discontinued operations	—	(.02)	(.22)

	$4.76	$3.53	$3.24

Diluted Earnings per Share:
Continuing operations	$4.71	$3.50	$3.43
Discontinued operations	—	(.02)	(.22)

	$4.71	$3.48	$3.21

    Options to purchase 2.4 million, 1.0 million and 7.2 million shares of common stock were not included in the computation of diluted earnings per share for 2014, 2013 and 2012, respectively, because their effect would have been antidilutive.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Debt and Other Financing Arrangements

	Effective
	Interest Rate at
	December 31,	December 31,	December 31,
(Dollars in millions)	2014	2014	2013

Commercial Paper		$—	$250.0
Term Loan	1.63%	1,275.0	—
2.05% 3-Year Senior Notes, Due 2/21/2014		—	300.0
3.25% 5-Year Senior Notes, Due 11/20/2014		—	400.0
4.40% 5-Year Senior Notes, Due 3/1/2015	0.56%	500.0	—
3.20% 5-Year Senior Notes, Due 5/1/2015	1.55%	450.0	450.0
5.00% 10-Year Senior Notes, Due 6/1/2015	5.12%	250.0	250.0
3.50% 5-Year Senior Notes, Due 1/15/2016	1.04%	400.0	—
3.20% 5-Year Senior Notes, Due 3/1/2016	3.21%	900.0	900.0
2.25% 5-Year Senior Notes, Due 8/15/2016	2.29%	1,000.0	1,000.0
1.30% 3-Year Senior Notes, Due 2/1/2017	1.00%	900.0	900.0
1.85% 5-Year Senior Notes, Due 1/15/2018	1.85%	500.0	500.0
2.40% 5-Year Senior Notes, Due 2/1/2019	2.44%	900.0	900.0
6.00% 10-Year Senior Notes, Due 3/1/2020	2.98%	750.0	—
4.70% 10-Year Senior Notes, Due 5/1/2020	4.70%	300.0	300.0
5.00% 10-Year Senior Notes, Due 1/15/2021	3.25%	400.0	—
4.50% 10-Year Senior Notes, Due 3/1/2021	4.58%	1,000.0	1,000.0
3.60% 10-Year Senior Notes, Due 8/15/2021	4.29%	1,100.0	1,100.0
3.30% 7-Year Senior Notes, Due 2/15/2022	3.30%	800.0	—
3.15% 10-Year Senior Notes, Due 1/15/2023	3.21%	800.0	800.0
4.15% 10-Year Senior Notes, Due 2/1/2024	4.07%	1,000.0	1,000.0
2.00% 10-Year Senior Notes, Due 4/15/2025 (euro-denominated)	2.03%	774.3	—
5.30% 30-Year Senior Notes, Due 2/1/2044	5.30%	400.0	400.0
Other		23.2	41.9

Total Borrowings at Par Value		14,422.5	10,491.9
Fair Value Hedge Accounting Adjustments		(0.5)	12.9
Unamortized Premium (Discount), Net		142.0	(17.5)

Total Borrowings at Carrying Value		14,564.0	10,487.3
Less: Short-term Obligations and Current Maturities		2,212.4	987.7

Long-term Obligations		$12,351.6	$9,499.6

    The effective interest rates for the fixed-rate debt include the stated interest on the notes, the accretion of any discount or amortization of any premium and, if applicable, adjustments related to hedging.

    See Note 12 for fair value information pertaining to the company’s long-term obligations.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    The annual repayment requirements for debt obligations are as follows:

(In millions)

2015	$2,206.8
2016	2,578.5
2017	902.2
2018	502.3
2019	901.9
2020 and thereafter	7,330.8

$14,422.5

    As of December 31, 2013, short-term obligations and current maturities of long-term obligations in the accompanying balance sheet included $280.0 million of commercial paper, short-term bank borrowings and borrowings under lines of credit of certain of the company’s subsidiaries. The weighted average interest rate for short-term borrowings was 0.58% at December 31, 2013. The company had no outstanding short-term borrowings at December 31, 2014. In addition to available borrowings under the company’s revolving credit agreements, discussed below, the company had unused lines of credit of $107.7 million as of December 31, 2014. These unused lines of credit generally provide for short-term unsecured borrowings at various interest rates.

Credit Facilities

    The company has a revolving credit facility with a bank group that provides unsecured multi-currency revolving credit. In February 2015, the maximum capacity of this facility was increased from $1.50 billion to $2.00 billion. The facility expires in July 2018. The agreement calls for interest at either a LIBOR-based rate or a rate based on the prime lending rate of the agent bank, at the company’s option. The agreement contains affirmative, negative and financial covenants, and events of default customary for financings of this type. The financial covenant requires the company to maintain a Consolidated Leverage Ratio of debt to EBITDA (as defined in the agreement) below 4.5 to 1.0 until February 2015 and decreasing, based on the passage of time, to 3.5 to 1.0, by August 2015 and an Interest Coverage Ratio of EBITDA (as defined in the agreement) to interest expense of 3.0 to 1.0. The credit agreement permits the company to use the facility for working capital; acquisitions; repurchases of common stock, debentures and other securities; the refinancing of debt; and general corporate purposes. The credit agreement allows for the issuance of letters of credit, which reduces the amount available for borrowing. If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of December 31, 2014, no borrowings were outstanding under the facility, although available capacity was reduced by approximately $59 million as a result of outstanding letters of credit.

Commercial Paper Program
The company has a U.S. commercial paper program pursuant to which it may issue and sell unsecured, short-term promissory notes (CP Notes). Maturities may not exceed 397 days from the date of issue and the CP Notes rank pari passu with all of the company’s other unsecured and unsubordinated indebtedness. CP Notes are issued on a private placement basis under customary terms in the commercial paper market and are not redeemable prior to maturity nor subject to voluntary prepayment. CP Notes are issued at a discount from par, or, alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. As of December 31, 2014, no borrowings were outstanding under this program.

Term Loan
In connection with the acquisition of Life Technologies, the company entered into an unsecured term loan agreement. The term loan agreement calls for interest at either a LIBOR-based rate or a rate based on the prime lending rate of the agent bank, at the company’s option. The term loan agreement contains affirmative, negative and financial covenants, and events of default customary for financings of this type. The financial covenants require the company to maintain a Consolidated Leverage Ratio of debt to EBITDA (as defined in the agreements) below 4.5 to 1.0 until February 2015 and decreasing, based on the passage of time, to 3.5 to 1.0, by August 2015. The company must also maintain a minimum interest coverage ratio of 3.0 to 1.0. As of December 31, 2014, outstanding borrowings under the term loan agreement were $1.28 billion. The company is required to make minimum periodic payments through March 2016. Borrowings may be prepaid without penalty.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Senior Notes
Interest on the euro-denominated 2.00% Senior Notes due 2025 is payable annually. Interest on each of the other senior notes is payable semi-annually. Each of the notes may be redeemed at any time at a redemption price of 100% of the principal amount plus a specified make-whole premium plus accrued interest. The company is subject to certain affirmative and negative covenants under the indentures governing the senior notes, the most restrictive of which limits the ability of the company to pledge principal properties as security under borrowing arrangements.

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

Interest Rate Swap Arrangements
In 2013, upon the issuance of $900 million principal amount of 1.30% Senior Notes due 2017, the company entered into LIBOR-based interest rate swap arrangements with various banks. The aggregate amount of the swaps is equal to the principal amount of the 1.30% Notes and the payment dates of the swaps coincide with the payment dates of the 1.30% Notes. The swap contracts provide for the company to pay a variable interest rate of one-month LIBOR plus a spread of 0.6616% (0.8166% at December 31, 2014) and to receive a fixed rate of 1.30%. The variable interest rate resets monthly. The swaps have been accounted for as a fair value hedge of the 1.30% Notes. See Note 12 for additional information.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Commitments and Contingencies
Operating Leases
The company leases certain logistics, office, and manufacturing facilities. Income from continuing operations includes expense from operating leases of $181.1 million, $127.9 million and $125.5 million in 2014, 2013 and 2012, respectively. The following is a summary of annual future minimum lease and rental commitments under noncancelable operating leases as of December 31, 2014:

(In millions)

2015	$150.8
2016	113.4
2017	90.4
2018	69.9
2019	54.0
Thereafter	193.5

$672.0
Purchase Obligations
The company has entered into unconditional purchase obligations, in the ordinary course of business, that include agreements to purchase goods, services or fixed assets and to pay royalties that are enforceable and legally binding and that specify all significant terms including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable at any time without penalty. The aggregate amount of the company’s unconditional purchase obligations totaled $357.8 million at December 31, 2014 and the majority of these obligations are expected to be settled during 2015.

Letters of Credit, Guarantees and Other Commitments
Outstanding letters of credit and bank guarantees totaled $139.6 million at December 31, 2014. Substantially all of these letters of credit and guarantees expire before 2020.
Outstanding surety bonds and other guarantees totaled $45.9 million at December 31, 2014. The expiration of these bonds and guarantees ranges through 2016.
The letters of credit, bank guarantees and surety bonds principally secure performance obligations, and allow the holder to draw funds up to the face amount of the letter of credit, bank guarantee or surety bond if the applicable business unit does not perform as contractually required. The outstanding letters of credit, bank guarantees and surety bonds disclosed above include $32.1 million for businesses that have been sold.

The company is a guarantor of pension plan obligations of a divested business. The purchaser of the divested business has agreed to pay for the pension benefits, however the company was required to guarantee payment of these pension benefits should the purchaser fail to do so. The amount of the guarantee at December 31, 2014 was $49 million.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The company has funding commitments totaling $5.4 million at December 31, 2014, related to investments it owns.
In 2012, the company entered into an off-balance sheet build-to-suit financing arrangement with a financial institution to fund construction of an operating facility in the U.S. Upon completion of construction in 2014, a five-year lease commenced with options to purchase the facility or renew the lease for up to three 5-year terms. The company has agreed with the lessor to comply with certain financial covenants consistent with its other debt arrangements (Note 9), and has guaranteed the facility’s residual value at the end of the lease, up to a maximum of $58 million.

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

Environmental Matters
The company is currently involved in various stages of investigation and remediation related to environmental matters. The company cannot predict all potential costs related to environmental remediation matters and the possible impact on future operations given the uncertainties regarding the extent of the required cleanup, the complexity and interpretation of applicable laws and regulations, the varying costs of alternative cleanup methods and the extent of the company’s responsibility. Expenses for environmental remediation matters related to the costs of installing, operating and maintaining groundwater-treatment systems and other remedial activities related to historical environmental contamination at the company’s domestic and international facilities were not material in any period presented. The company records accruals for environmental remediation liabilities, based on current interpretations of environmental laws and regulations, when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. The company calculates estimates based upon several factors, including reports prepared by environmental specialists and management’s knowledge of and experience with these environmental matters. The company includes in these estimates potential costs for investigation, remediation and operation and maintenance of cleanup sites. At December 31, 2014 and 2013, the company’s total environmental liability was approximately $32 million and $29 million, respectively. While management believes the accruals for environmental remediation are adequate based on current estimates of remediation costs, the company may be subject to additional remedial or compliance costs due to future events such as changes in existing laws and regulations, changes in agency direction or enforcement policies, developments in remediation technologies or changes in the conduct of the company’s operations, which could have a material adverse effect on the company’s financial position, results of operations or cash flows.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Litigation and Related Contingencies
There are various lawsuits and claims pending against the company involving product liability, intellectual property, employment, and contractual issues. The company determines the probability and range of possible loss based on the current status of each of these matters. A liability is recorded in the financial statements if it is believed to be probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The company establishes a liability that is an estimate of amounts expected to be paid in the future for events that have already occurred. The company accrues the most likely amount or at least the minimum of the range of probable loss when a range of probable loss can be estimated. The accrued liabilities are based on management’s judgment as to the probability of losses for asserted and unasserted claims and, where applicable, actuarially determined estimates. Accrual estimates are adjusted as additional information becomes known or payments are made. The amount of ultimate loss may differ from these estimates. Due to the inherent uncertainties associated with pending litigation or claims, the company cannot predict the outcome, and, with respect to certain pending litigation or claims where no liability has been accrued, to make a meaningful estimate of the reasonably possible loss or range of loss that could result from an unfavorable outcome. The company has no material accruals for matters discussed below for which accrual amounts are not disclosed, nor are material losses deemed probable for such matters. It is reasonably possible, however, that an unfavorable outcome that exceeds the company’s current accrual estimate, if any, for one or more of the matters described below could have a material adverse effect on the company’s results of operations, financial position and cash flows.

Product Liability, Workers Compensation and Other Personal Injury Matters
The range of probable loss for product liability, workers compensation and other personal injury matters of the company’s continuing operations at December 31, 2014, was approximately $226 million to $351 million on an undiscounted basis. The portion of these liabilities assumed in the 2006 merger with Fisher was recorded at its fair (present) value at the date of merger. The company’s accrual for all such matters in total, including the discounted liabilities, was $186 million at December 31, 2014 (or $226 million undiscounted). The accrual includes estimated defense costs and is gross of estimated amounts due from insurers of $93 million at December 31, 2014 (or $118 million undiscounted). The portion of these insurance assets assumed in the merger with Fisher was also recorded at its fair value at the date of merger. In addition to the above accrual, as of December 31, 2014, the company had a product liability accrual of $9 million (undiscounted) relating to divested businesses.

The assets and liabilities assumed at the merger date were ascribed a fair value based on the present value of expected future cash flows, using a discount rate equivalent to the risk free rate of interest for monetary assets with comparable maturities (weighted average discount rate of 4.67%). The discount on the liabilities of approximately $40 million and the discount on the assets of approximately $25 million (net discount $15 million) are being accreted to interest expense over the expected settlement period.

Although the company believes that the amounts accrued and estimated recoveries are probable and appropriate based on available information, including actuarial studies of loss estimates, the process of estimating losses and insurance recoveries involves a considerable degree of judgment by management and the ultimate amounts could vary materially. Insurance contracts do not relieve the company of its primary obligation with respect to any losses incurred. The collectability of amounts due from its insurers is subject to the solvency and willingness of the insurer to pay, as well as the legal sufficiency of the insurance claims. Management monitors the payment history as well as the financial condition and ratings of its insurers on an ongoing basis.

Intellectual Property Matters
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

On May 26, 2010, Promega Corp. & Max-Planck-Gesellschaft Zur Forderung Der Wissenschaften EV filed a complaint against Life Technologies in the United States District Court for the Western District of Wisconsin. The plaintiffs allege patent infringement by sales and uses of Applied Biosystems’ short tandem repeat DNA identification products outside the scope of a 2006 license agreement. The plaintiff sought damages for alleged willful infringement, attorneys’ fees, costs, prejudgment interest, and injunctive relief. Although a jury initially found willful infringement and assessed damages at $52 million, the District Court subsequently overturned the verdict on the grounds that the plaintiff had failed to prove infringement. The District Court entered judgment in favor of Life Technologies; and plaintiffs and Life Technologies filed cross-appeals with the United States Court of Appeals for the Federal Circuit. The $52 million award was accrued by Life Technologies and the liability was assumed by the company as of the date of the acquisition.

On December 15, 2014, the Court of Appeals issued a decision invalidating four of the plaintiffs’ patents, but finding infringement by Life Technologies of the remaining fifth patent. The Court of Appeals also ordered a new trial on damages in the District Court. On January 14, 2015, plaintiffs and Life Technologies filed petitions with the appeal court seeking rehearing.

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

    Changes in each component of accumulated other comprehensive items, net of tax are as follows:

(In millions)	Currency Translation Adjustment	Unrealized Gains (Losses) on Available-for- Sale Investments	Unrealized Gains (Losses) on Hedging Instruments	Pension and Other Postretirement Benefit Liability Adjustment	Total

Balance at December 31, 2013	$112.0	$1.3	$(23.9)	$(166.6)	$(77.2)
Other comprehensive income (loss) before reclassifications	(1,182.6)	1.7	—	(52.2)	(1,233.1)
Amounts reclassified from accumulated other comprehensive items	—	(1.7)	3.0	24.0	25.3

Net other comprehensive items	(1,182.6)	—	3.0	(28.2)	(1,207.8)

Balance at December 31, 2014	$(1,070.6)	$1.3	$(20.9)	$(194.8)	$(1,285.0)

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    The amounts reclassified out of accumulated other comprehensive items are as follows:

		Year Ended
	Affected Line Item in the	December 31,	December 31,	December 31,
(In millions)	Statement of Income	2014	2013	2012

Amounts Reclassified From Accumulated Other Comprehensive Items
Unrealized gains and losses on available-for-sale investments:
Realized gain on sale or transfer of available-for-sale investments	Other Expense, Net	$(1.9)	$(10.5)	$—
Tax provision	Provision for Income Taxes	0.2	2.5	—

		(1.7)	(8.0)	—

Unrealized gains and losses on hedging instruments:
Realized loss on interest rate swaps and locks	Other Expense, Net	4.8	5.4	5.3
Tax benefit	Provision for Income Taxes	(1.8)	(2.2)	(2.0)

		3.0	3.2	3.3

Pension and other postretirement benefit liability adjustment:
Amortization of actuarial losses	Net Periodic Benefit Cost -	7.8	11.5	6.9
Amortization of prior service benefit	see Note 6 for details	(0.1)	(0.1)	(0.1)
Settlement losses		29.6	—	—

Total before tax		37.3	11.4	6.8
Tax benefit	Provision for Income Taxes	(13.3)	(3.6)	(2.4)

		24.0	7.8	4.4

Total reclassifications		$25.3	$3.0	$7.7

Shareholders’ Equity
At December 31, 2014, the company had reserved 39.6 million unissued shares of its common stock for possible issuance under stock-based compensation plans.
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
    The following table presents information about the company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2014	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents	$617.3	$617.3	$—	$—
Bank time deposits	8.5	8.5	—	—
Investments in mutual funds, unit trusts and other similar instruments	8.7	8.7	—	—
Insurance contracts	102.5	—	102.5	—
Derivative contracts	20.2	—	20.2	—

Total Assets	$757.2	$634.5	$122.7	$—

Liabilities
Derivative contracts	$10.4	$—	$10.4	$—
Contingent consideration	29.6	—	—	29.6

Total Liabilities	$40.0	$—	$10.4	$29.6

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    Available-for-sale investments are carried at fair value and are included in the tables above. The aggregate market value, cost basis and gross unrealized gains and losses of available-for-sale investments by major security type are as follows:

(In millions)	Market Value	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses

2014
Mutual Fund and Unit Trust Investments	$8.7	$6.5	$2.2	$—

2013
Mutual Fund and Unit Trust Investments	$9.8	$7.3	$2.5	$—
Auction Rate Securities	4.5	4.6	—	0.1

	$14.3	$11.9	$2.5	$0.1

    The cost of available-for-sale investments that were sold was based on specific identification in determining realized gains and losses recorded in the accompanying statement of income. In 2013, the company irrevocably contributed appreciated available-for-sale investments that had a fair value of $27 million to two of its U.K. defined benefit plans, resulting in realization of a previously unrecognized gain of $11 million. Gross realized gains on the sale of available-for-sale investments were $2 million in 2014 and nominal in 2013 and 2012. Gross realized losses on the sale of available-for-sale investments were nominal in 2014, 2013 and 2012.

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

In the second quarter of 2014, the company sold all of its auction rate securities and realized a net gain of $1.4 million. There was no significant activity within the auction rate securities during 2013. The following table provides a rollforward of the fair value, as determined by Level 3 inputs, of the contingent consideration.

(In millions)	2014	2013

Contingent Consideration
Beginning Balance	$5.1	$20.1
Acquisition	29.9	—
Payments	(13.4)	(28.6)
Change in fair value included in earnings	8.2	13.5
Currency translation	(0.2)	0.1

Ending Balance	$29.6	$5.1

    The notional amounts of derivative contracts outstanding, consisting of currency exchange contracts and interest rate swaps, totaled $3.74 billion and $2.03 billion at December 31, 2014 and December 31, 2013, respectively.

While certain derivatives are subject to netting arrangements with counterparties, the company does not offset derivative assets and liabilities within the consolidated balance sheet. The following tables present the fair value of derivative instruments in the consolidated balance sheet and statement of income.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair Value – Assets		Fair Value – Liabilities
	December 31,	December 31,	December 31,	December 31,
(In millions)	2014	2013	2014	2013

Derivatives Designated as Hedging Instruments
Interest rate swaps (a)	$—	$—	$3.7	$5.2
Derivatives Not Designated as Hedging Instruments
Currency exchange contracts (b)	20.2	3.8	6.7	1.3

(a)	The fair value of the interest rate swaps is included in the consolidated balance sheet under the caption other long-term liabilities.
(b)	The fair value of the currency exchange contracts is included in the consolidated balance sheet under the captions other current assets or other accrued expenses.

	Gain (Loss) Recognized
(In millions)	2014	2013

Derivatives Designated as Fair Value Hedges
Interest rate swaps - effective portion	$4.2	$0.2
Interest rate swaps - ineffective portion	0.9	(1.4)
Derivatives Not Designated as Fair Value Hedges
Currency exchange contracts
Included in cost of revenues	$14.7	$2.7
Included in other expense, net	129.9	(22.1)

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

    The company also uses foreign currency-denominated debt to partially hedge its net investments in foreign operations against adverse movements in exchange rates. The company’s euro-denominated 2.00% Senior Notes, due 2025, have been designated as, and are effective as, economic hedges of part of the net investment in a foreign operation. Accordingly, foreign currency transaction gains or losses due to spot rate fluctuations on the euro-denominated debt instruments are included in currency translation adjustment within other comprehensive income and shareholders’ equity. In 2014, the cumulative translation adjustment includes pre-tax net gains of $20.9 million from the euro-denominated notes.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Other Financial Instruments
    The carrying value and fair value of the company’s notes receivable and debt obligations are as follows:

	December 31, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
(In millions)	Value	Value	Value	Value

Notes Receivable	$8.3	$8.3	$7.6	$7.6

Debt Obligations:
Senior notes	$13,265.8	$13,590.6	$10,195.4	$10,304.8
Term loan	1,275.0	1,275.0	—	—
Commercial paper	—	—	250.0	250.0
Other	23.2	23.2	41.9	41.9

	$14,564.0	$14,888.8	$10,487.3	$10,596.7

    The fair value of debt obligations was determined based on quoted market prices and on borrowing rates available to the company at the respective period ends which represent level 2 measurements.

Note 13. Supplemental Cash Flow Information
(In millions)	2014	2013	2012

Cash Paid (Refunded) For:
Interest	$435.9	$215.1	$230.0

Income Taxes - Continuing Operations	$586.3	$230.0	$331.1

Income Taxes - Discontinued Operations	$(0.6)	$(3.7)	$(44.0)

Non-cash Activities
Fair value of assets of acquired businesses	$19,623.9	$—	$1,172.0
Cash paid for acquired businesses	(13,534.6)	—	(1,086.6)

Liabilities assumed of acquired businesses	$6,089.3	$—	$85.4

Fair value of available-for-sale investments contributed to defined
benefit plans	$—	$27.1	$—

Declared but unpaid dividends	$61.9	$55.8	$54.7

Issuance of stock upon vesting of restricted stock units	$110.0	$64.2	$29.3

Note 14. Restructuring and Other Costs (Income), Net

    Restructuring and other costs (income) in 2014 primarily included the gains on sale of the company’s sera and media, gene modulation and magnetic beads businesses and the sale of the Cole-Parmer business, and to a lesser extent gains on the sale of real estate, offset in part by sales of inventories revalued at the date of acquisition, cash compensation to monetize certain equity awards held by Life Technologies’ employees at the date of acquisition, third-party acquisition transaction and integration costs, severance obligations payable to former Life Technologies’ executives and employees, charges to conform the accounting policies of Life Technologies with the company’s accounting policies and, to a lesser extent, continuing charges for headcount reductions and facility consolidations in an effort to streamline operations, including the closure and consolidation of operations within several facilities in the U.S., Europe and Asia. In 2014, severance actions associated with facility consolidations and cost reduction measures affected approximately 3% of the company’s workforce. The company also incurred charges for pension settlements in 2014.

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

    As of February 26, 2015, the company has identified restructuring actions that will result in additional charges of approximately $70 million, primarily in 2015 which will be recorded when specified criteria are met, such as abandonment of leased facilities.

2014
During 2014, the company recorded net restructuring and other costs (income) by segment as follows:
(In millions)	Cost of Revenues	Selling, General and Administrative Expenses	Restructuring and Other Costs (Income), Net	Total

Life Sciences Solutions	$327.3	$122.5	$(516.4)	$(66.6)
Analytical Instruments	(0.8)	0.9	2.5	2.6
Specialty Diagnostics	0.9	1.5	17.7	20.1
Laboratory Products and Services	0.2	—	(121.0)	(120.8)
Corporate	—	5.8	19.0	24.8

	$327.6	$130.7	$(598.2)	$(139.9)

    The components of net restructuring and other costs (income) by segment are as follows:

Life Sciences Solutions
In 2014, the Life Sciences Solutions segment recorded $66.6 million of other income, net of restructuring costs. The segment recorded a net gain of $760.3 million primarily from the divestiture of its sera and media, gene modulation and magnetic beads businesses (see Note 2). The gain was partially offset by restructuring and other charges including charges to cost of revenues of $327.3 million, consisting of $303.4 million of charges for sales of inventories revalued at the date of acquisition, $21.4 million of costs to conform the accounting policies of Life Technologies with the company’s accounting policies and $2.3 million of accelerated depreciation for facility consolidations. The segment also recorded charges to selling, general and administrative expenses of $122.5 million, including $100.5 million of third-party transaction and integration costs related to the acquisition of Life Technologies (Note 2), $16.2 million of costs to conform the accounting policies of Life Technologies with the company’s accounting policies, and $5.7 million for changes in estimates of contingent consideration for acquisitions. In addition, the segment recorded $232.0 million of cash restructuring costs, including $91.7 million for cash compensation to monetize certain equity awards held by Life Technologies’ employees at the date of acquisition with the remainder principally for severance obligations payable to former Life Technologies’ executives and employees as well as $5.5 million of costs related to the consolidation of various facilities primarily in the U.S. The segment also recorded a $9.3 million provision for losses on pre-acquisition litigation-related matters.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Analytical Instruments
In 2014, the Analytical Instruments segment recorded $2.6 million of net restructuring and other charges. The segment recorded a net reduction in cost of revenues of $0.8 million; $0.9 million of charges to selling, general and administrative expenses for changes in estimates of contingent consideration; and $2.5 million of other costs, net. These other costs were primarily cash costs including abandoned facility costs and other expenses associated with facility consolidations and employee severance, partially offset by $6.0 million of gains on the sale of real estate.

Specialty Diagnostics

    In 2014, the Specialty Diagnostics segment recorded $20.1 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $0.9 million; $1.5 million of charges to selling, general and administrative expenses for changes in estimates of contingent consideration for an acquisition; and $18.7 million of cash costs. The cash costs included $9.5 million for employee severance with the remainder principally for other costs associated with facility consolidations, including the consolidation of a facility in Europe with existing facilities in Europe and China. In addition, the segment recorded $1.0 million of income, net, primarily from a gain on the divestiture of a small business unit.

Laboratory Products and Services

    In 2014, the Laboratory Products and Services segment recorded $120.8 million of other income, net of restructuring costs. The segment recorded a net gain of $133.6 million from the sale of the Cole-Parmer business (see Note 2). The gain was partially offset by restructuring and other charges including charges to cost of revenues of $0.2 million and restructuring charges, of which $7.2 million were cash costs primarily for severance and abandoned facility costs. In addition, the segment also incurred $3.8 million of charges for pension settlements.

Corporate
In 2014, the company recorded $24.8 million of net restructuring and other charges, including $5.8 million of selling, general and administrative charges associated with product liability litigation and accelerated depreciation on information systems to be abandoned due to integration synergies, and cash costs of $1.7 million for severance at its corporate operations. In addition, the segment recorded $17.3 million of expense, net, primarily from $25.6 million of charges for pension settlements in addition to a writedown to estimated disposal value of a fixed asset held for sale. These costs were partially offset by a $9.6 million gain on the sale of real estate.

2013
During 2013, the company recorded net restructuring and other costs as follows:
(In millions)	Cost of Revenues	Selling, General and Administrative Expenses	Restructuring and Other Costs, Net	Total

Life Sciences Solutions	$—	$51.7	$4.4	$56.1
Analytical Instruments	2.9	0.6	20.9	24.4
Specialty Diagnostics	24.9	12.9	24.2	62.0
Laboratory Products and Services	0.8	—	25.2	26.0
Corporate	—	8.3	3.0	11.3

	$28.6	$73.5	$77.7	$179.8

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    The components of net restructuring and other costs by segment are as follows:

Life Sciences Solutions
In 2013, the Life Sciences Solutions segment recorded $56.1 million of net restructuring and other charges. The segment recorded charges to selling, general and administrative expenses of $51.7 million for transaction costs related to the acquisition of Life Technologies (Note 2) and $4.4 million of other restructuring costs, all of which were cash costs. The cash costs included $4.1 million of transaction expenses related to the agreement to sell its sera and media, gene modulation and magnetic beads businesses (see Note 2).

Analytical Instruments
In 2013, the Analytical Instruments segment recorded $24.4 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $2.9 million for accelerated depreciation at facilities closing due to real estate consolidation; charges to selling, general and administrative expenses of $0.6 million primarily for revisions of estimated contingent consideration; and $20.9 million of other restructuring costs, net, $23.6 million of which were cash costs. The cash costs, which were associated with headcount reductions and facility consolidations including the consolidation and closure of several facilities in the U.S. and Europe, consisted of $18.3 million of severance; $2.8 million of abandoned facility costs; and $2.5 million of other cash costs, including outplacement costs for severed employees as well as retention and moving and other expenses associated with facility consolidations. In addition, the segment realized net gains of $2.7 million primarily on the sale of real estate in the U.S. and Europe.

Specialty Diagnostics
In 2013, the Specialty Diagnostics segment recorded $62.0 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $24.9 million primarily for the sale of inventories revalued at the date of acquisition; charges to selling, general and administrative expenses of $12.9 million for revisions of estimated contingent consideration based on actual performance of an acquisition; and $24.2 million of other restructuring costs, net, which were primarily cash costs. The cash costs consisted of $17.8 million of severance; $2.8 million of abandoned facility costs primarily for facilities in Europe and the U.S.; and $3.5 million of other cash costs, primarily outplacement costs for severed employees and moving, travel and other expenses associated with facility consolidations.

Laboratory Products and Services
In 2013, the Laboratory Products and Services segment recorded $26.0 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $0.8 million for accelerated depreciation at facilities closing due to real estate consolidation and $25.2 million of other restructuring costs, $22.9 million of which were cash costs. The cash costs, which consisted of headcount reductions and facility consolidations to streamline operations, included $16.4 million of severance; $4.1 million of abandoned facility costs; and $2.4 million of other cash costs, primarily retention, moving and other expenses associated with facility consolidations. The segment also recorded $2.3 million of non-cash expense, net, primarily for pension charges related to the headcount reductions and, to a lesser extent, writedowns to estimated disposal value of real estate held for sale.

Corporate
In 2013, the company recorded a charge to selling, general and administrative expenses of $8.3 million associated with product liability litigation and $3.0 million of restructuring costs primarily for severance at its corporate operations.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2012
During 2012, the company recorded net restructuring and other costs as follows:
(In millions)	Cost of Revenues	Selling, General and Administrative Expenses	Restructuring and Other Costs, Net	Total

Life Sciences Solutions	$0.7	$—	$7.8	$8.5
Analytical Instruments	0.4	(0.1)	32.8	33.1
Specialty Diagnostics	52.8	13.7	15.0	81.5
Laboratory Products and Services	1.7	(0.9)	25.5	26.3
Corporate	—	(0.2)	1.0	0.8

	$55.6	$12.5	$82.1	$150.2

    The components of net restructuring and other costs by segment are as follows:

Life Sciences Solutions
In 2012, the Life Sciences Solutions segment recorded $8.5 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $0.7 million primarily for accelerated depreciation at facilities closing due to real estate consolidation and $7.8 million of other restructuring costs, net, $7.4 million of which were cash costs. The cash costs, which were associated with headcount reductions and facility consolidations including the consolidation and closure of several facilities in the U.S. and Europe, consisted of $4.6 million of severance; $2.2 million of abandoned facility costs; and $0.6 million of other cash costs, primarily for retention, relocation and moving expenses associated with facility consolidations. The segment also recorded $0.4 million of non-cash expense, net, primarily for real estate writedowns related to facility consolidations.

Analytical Instruments
In 2012, the Analytical Instruments segment recorded $33.1 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $0.4 million primarily for accelerated depreciation at facilities closing due to real estate consolidation; $0.1 million as a reduction of selling, general and administrative expenses; and $32.8 million of other restructuring costs, net, $24.8 million of which were cash costs. The cash costs, which were associated with headcount reductions and facility consolidations including the consolidation and closure of several facilities in the U.S. and Europe, consisted of $16.4 million of severance; $6.7 million of abandoned facility costs; and $1.7 million of other cash costs, primarily for retention, relocation and moving expenses associated with facility consolidations. The segment also recorded $8.0 million of non-cash expense, net, primarily for real estate writedowns related to facility consolidations.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Laboratory Products and Services
In 2012, the Laboratory Products and Services segment recorded $26.3 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $1.7 million primarily for the sale of inventories revalued at the date of acquisition and, to a lesser extent, accelerated depreciation at facilities closing due to real estate consolidation; $0.9 million, net, as a reduction of selling, general and administrative expenses for revisions of estimated contingent consideration; and $25.5 million of other restructuring costs, $19.1 million of which were cash costs. The cash costs, which consisted of headcount reductions and facility consolidations to streamline operations, included $11.7 million of severance; $3.8 million of abandoned facility costs; and $3.6 million of other cash costs, primarily retention, relocation and moving expenses associated with facility consolidations. The segment recorded $6.4 million of non-cash costs, net, primarily related to impairment of intangible assets of a business unit and fixed asset writedowns associated with facility consolidations, partially offset by a $5.9 million gain on a pre-acquisition litigation-related matter.

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

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Abandonment
(In millions)	Severance	of Excess Facilities	Other (a)	Total

Pre-2013 Restructuring Plans
Balance At December 31, 2011	$17.8	$7.2	$2.6	$27.6
Costs incurred in 2012 (c)	46.3	13.3	9.2	68.8
Reserves reversed (b)	(1.6)	—	(0.6)	(2.2)
Payments	(42.8)	(12.3)	(8.4)	(63.5)
Currency translation	0.3	0.1	—	0.4

Balance At December 31, 2012	20.0	8.3	2.8	31.1
Costs incurred in 2013	9.4	7.1	3.1	19.6
Reserves reversed (b)	(2.6)	(0.1)	(0.3)	(3.0)
Payments	(20.3)	(7.3)	(5.3)	(32.9)
Currency translation	0.1	—	—	0.1

Balance At December 31, 2013	6.6	8.0	0.3	14.9
Costs incurred in 2014 (d)	0.5	2.4	—	2.9
Reserves reversed (b)	(1.8)	(0.1)	(0.1)	(2.0)
Payments	(3.3)	(4.1)	(0.1)	(7.5)
Currency translation	(0.3)	0.4	—	0.1

Balance At December 31, 2014	$1.7	$6.6	$0.1	$8.4

2013 Restructuring Plans
Costs incurred in 2013	$48.3	$3.2	$9.9	$61.4
Payments	(26.7)	(1.8)	(7.7)	(36.2)
Currency translation	0.4	—	—	0.4

Balance At December 31, 2013	22.0	1.4	2.2	25.6
Costs incurred in 2014 (d)	6.7	1.7	10.4	18.8
Reserves reversed (b)	(3.7)	—	(0.1)	(3.8)
Payments	(20.0)	(2.2)	(10.2)	(32.4)
Currency translation	(0.5)	—	(0.6)	(1.1)

Balance At December 31, 2014	$4.5	$0.9	$1.7	$7.1

2014 Restructuring Plans
Costs incurred in 2014 (d)	$133.6	$6.4	$92.0	$232.0
Payments	(100.8)	(4.1)	(87.8)	(192.7)
Currency translation	(1.3)	—	(0.1)	(1.4)

Balance At December 31, 2014	$31.5	$2.3	$4.1	$37.9

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
(d)
Excludes a $895.4 million net gain on the sale of businesses, principally the company’s sera and media, gene modulation and magnetic beads businesses and the Cole-Parmer business; $19.6 million of cash compensation to monetize certain equity awards held by Life Technologies’ employees at the date of acquisition that was paid by Life Technologies prior to the acquisition; $9.3 million of provision for losses on pre-acquisition litigation-related matters of Life Technologies; and an aggregate of $19.9 million of non-cash charges, net.

    The company expects to pay accrued restructuring costs as follows: severance, employee-retention obligations and other costs, primarily through 2015; and abandoned-facility payments, over lease terms expiring through 2020.

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

Revenues and pre-tax loss of the laboratory workstations business were $147 million and $30 million, respectively, in 2012 through the date of sale.
Note 16. Unaudited Quarterly Information
	2014
(In millions except per share amounts)	First (a)	Second (b)	Third (c)	Fourth (d)

Revenues	$3,903.5	$4,321.9	$4,171.4	$4,492.8
Gross Profit	1,620.0	1,846.5	1,933.6	2,091.9
Income from Continuing Operations	543.1	278.5	469.9	604.0
Net Income	543.1	278.5	471.6	601.2
Earnings per Share from Continuing Operations:
Basic	1.38	.70	1.17	1.51
Diluted	1.36	.69	1.16	1.49
Earnings per Share:
Basic	1.38	.70	1.18	1.50
Diluted	1.36	.69	1.17	1.49
Cash Dividend Declared per Common Share	.15	.15	.15	.15

Amounts reflect aggregate restructuring and other items, net, and non-operating items, net, as follows:
(a) Income of $330.9 million.
(b) Costs of $231.9 million.
(c) Income of $88.2 million and after-tax gain of $1.7 million related to the company's discontinued operations.
(d) Costs of $47.3 million and after-tax loss of $2.8 million related to the company's discontinued operations.

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

Amounts reflect aggregate restructuring and other items, net, and non-operating items, net, as follows:
(a) Costs of $36.0 million and after-tax loss of $4.6 million related to the company's discontinued operations.
(b) Costs of $57.2 million and after-tax loss of $0.2 million related to the company's discontinued operations.
(c) Costs of $36.3 million and after-tax loss of $0.1 million related to the company's discontinued operations.
(a) Costs of $50.3 million and after-tax loss of $0.9 million related to the company's discontinued operations.

Note 17. Subsequent Events
Acquisition
In February 2015, the company acquired, within the Life Sciences Solutions segment, Advanced Scientifics, Inc., a North America-based global provider of single-use technologies for customized bioprocessing solutions, for approximately $300 million. The acquisition expanded the company’s bioprocessing offerings. Revenues of Advanced Scientifics were approximately $80 million in 2014. The purchase price allocation for the acquisition is not yet available.

Cash Flow Hedge Arrangements
In February 2015, the company entered into interest rate swap arrangements to mitigate the risk of interest rates rising prior to completion of a debt offering in 2016. Based on the company’s conclusion that a debt offering is probable as a result of debt maturing in 2016 and that such debt would carry semi-annual interest payments over a 10-year term, the swaps hedge the cash flow risk for each of the semi-annual fixed-rate interest payments on $1.00 billion of principal amount of the planned 10-year fixed-rate debt issue.

Interest Rate Swap Arrangements
In February 2015, the company entered into LIBOR-based interest rate swap arrangements with various banks on its outstanding 4.70% senior notes due May 1, 2020, 4.50% senior notes due March 1, 2021 and 3.60% senior notes due August 15, 2021. The aggregate amounts of the swaps are equal to the principal amounts of the notes and the payment dates of the swaps coincide with the interest payment dates of the notes. The swap contracts provide for the company to pay a variable interest rate of one-month LIBOR plus a spread of 3.156% (3.32729% at February 26, 2015) and receive a fixed rate of 4.70% on the 4.70% Notes; to pay a variable interest rate of one-month LIBOR plus a spread of 2.868% (3.03929% at February 26, 2015) and receive a fixed rate of 4.50% on the 4.50% Notes; and to pay a variable interest rate of one-month LIBOR plus a spread of 1.937% (2.1100% at February 26, 2015) and receive a fixed rate of 3.60% on the 3.60% Notes. The variable interest rates reset monthly. The swaps have been accounted for as fair value hedges of the notes.

Financial Statement Index

THERMO FISHER SCIENTIFIC INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(In millions)	Balance at Beginning of Year	Provision Charged to Expense (a)	Accounts Recovered	Accounts Written Off	Other (b)	Balance at End of Year

Allowance for Doubtful Accounts

Year Ended December 31, 2014	$54.1	$20.4	$1.0	$(11.2)	$9.8	$74.1

Year Ended December 31, 2013	$55.5	$6.8	$0.2	$(8.4)	$—	$54.1

Year Ended December 31, 2012	$65.8	$0.7	$0.3	$(4.6)	$(6.7)	$55.5

(In millions)		Balance at Beginning of Year	Provision Charged to Expense (d)	Activity Charged to Reserve	Other (e)	Balance at End of Year

Accrued Restructuring Costs (c)

Year Ended December 31, 2014		$40.5	$247.9	$(232.6)	$(2.4)	$53.4

Year Ended December 31, 2013		$31.1	$78.0	$(69.1)	$0.5	$40.5

Year Ended December 31, 2012		$27.6	$66.6	$(63.5)	$0.4	$31.1

(a)	In 2014, includes $16.2 million of charges to conform the accounting policies of Life Technologies with the company's accounting policies.
(b)	Includes allowance of businesses acquired and sold during the year as described in Note 2 and the effect of currency translation.
(c)	The nature of activity in this account is described in Note 14.
(d)	Excludes non-cash income/expense, net, as described in Note 14.
(e)	Represents the effects of currency translation.

Financial Statement Index