Form 10-K/A
period 2014-12-31
THERMO FISHER SCIENTIFIC INC.
filed 2015-03-05
CIK 97745

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

EXPLANATORY NOTE

Thermo Fisher Scientific Inc. (the “Company”) is filing this Amendment No. 1 (“Form 10-K/A”) to its Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended December 31, 2014 filed with the Securities and Exchange Commission on February 26, 2015, solely to amend the table under “Results of Operations – 2014 Compared With 2013 – Continuing Operations” (which table appeared on page 34 of the Form 10-K and appears on page 9 of this Form 10-K/A). There are no other changes to the Form 10-K.

This Form 10-K/A speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and, except as noted above, does not modify or update in any way disclosures made in the original Form 10-K. As required by applicable SEC rules, all of Item 7, as amended, is restated below.

PART II

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

With the completion of the Life Technologies acquisition in February 2014, the company established a new segment and reporting unit called Life Sciences Solutions. This new segment consists of the majority of the former Life Technologies businesses and the remaining Thermo Fisher biosciences businesses following anti-trust required divestitures in March 2014. Because this segment consists primarily of the acquired business, the book value of which equaled its fair value as of the acquisition date, the company believes minimal cushion of fair value over book value existed at that date. During its 2014 goodwill impairment testing, the company determined that the Life Sciences Solutions segment’s cushion of fair value over book value had increased to 9% as of October 31, 2014. Despite this favorable increase, given that the fair value is not substantially in excess of the book value, relatively small decreases in future cash flows from forecasted results or changes in discount rates or other assumptions could result in impairment of goodwill. The key variables that drive the cash flows of the reporting unit are levels of profitability and terminal value growth rate assumptions, as well as the weighted average cost of capital (WACC) rate applied. The estimates used for these assumptions represent management’s best estimates, which the company believes are reasonable. These assumptions, however, are subject to uncertainty, including the degree to which the acquired business will grow revenue and profitability levels. The Life Sciences Solutions segment had $7.25 billion of goodwill, and had an overall carrying value of $14.75 billion as of December 31, 2014.

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

Results of Operations

2014 Compared With 2013

Continuing Operations

(In millions)	2014	2013	Total Change	Currency Translation	Acquisitions/ Divestitures	Operations

Revenues
Life Sciences Solutions	$4,195.7	$712.5	$3,483.2	$(0.2)	$3,446.2	$37.2
Analytical Instruments	3,252.2	3,154.2	98.0	(29.9)	15.3	112.6
Specialty Diagnostics	3,343.6	3,191.7	151.9	(12.4)	10.1	154.2
Laboratory Products and Services	6,601.5	6,398.8	202.7	(16.9)	(92.5)	312.1
Eliminations	(503.4)	(366.9)	(136.5)	(0.3)	(69.3)	(66.9)

Consolidated Revenues	$16,889.6	$13,090.3	$3,799.3	$(59.7)	$3,309.8	$549.2

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

Life Sciences Solutions

(Dollars in millions)	2014	2013	Change

Revenues	$4,195.7	$712.5	489%

Operating Income Margin	29.0%	23.8%	5.2	pt

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

Analytical Instruments

(Dollars in millions)	2014	2013	Change

Revenues	$3,252.2	$3,154.2	3%

Operating Income Margin	17.9%	17.7%	0.2	pt

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

Specialty Diagnostics

(Dollars in millions)	2014	2013	Change

Revenues	$3,343.6	$3,191.7	5%

Operating Income Margin	27.4%	27.1%	0.3	pt

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

Laboratory Products and Services

(Dollars in millions)	2014	2013	Change

Revenues	$6,601.5	$6,398.8	3%

Operating Income Margin	14.9%	15.0%	(0.1	)pt

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

In May 2014, the FASB issued new revenue recognition guidance which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity’s nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for the company in 2017. Early adoption is not permitted. The company is currently evaluating the impact the standard will have on its consolidated financial statements.

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

Life Sciences Solutions

(Dollars in millions)	2013	2012	Change

Revenues	$712.5	$658.8	8%

Operating Income Margin	23.8%	23.5%	0.3	pt

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

Analytical Instruments

(Dollars in millions)	2013	2012	Change

Revenues	$3,154.2	$3,114.7	1%

Operating Income Margin	17.7%	17.8%	(0.1	)pt

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

Specialty Diagnostics

(Dollars in millions)	2013	2012	Change

Revenues	$3,191.7	$2,961.5	8%

Operating Income Margin	27.1%	25.6%	1.5	pt

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

Laboratory Products and Services

(Dollars in millions)	2013	2012	Change

Revenues	$6,398.8	$6,102.8	5%

Operating Income Margin	15.0%	15.0%	0.0	pt

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

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) The following documents are filed as a part of this report:

Exhibit No.	Title

31.1	Certification of Chief Executive Officer required by the Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by the Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Thermo Fisher Scientific Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 5, 2015	THERMO FISHER SCIENTIFIC INC.

	By:	/s/ Peter E. Hornstra
Peter E. Hornstra
Vice President and Chief Accounting Officer