Form 10-Q
period 2015-03-28
THERMO FISHER SCIENTIFIC INC.
filed 2015-05-01
CIK 97745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________________________________________

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended March 28, 2015

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-8002

THERMO FISHER SCIENTIFIC INC.
(Exact name of Registrant as specified in its charter)

Delaware	04-2209186
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

81 Wyman Street
Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at March 28, 2015
Common Stock, $1.00 par value	398,056,940

THERMO FISHER SCIENTIFIC INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 28, 2015

	TABLE OF CONTENTS
		Page
	PART I

Item 1.	Financial Statements (Unaudited)	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	40

	PART II

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 6.	Exhibits	47

THERMO FISHER SCIENTIFIC INC.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 28,	December 31,
(In millions except share and per share amounts)	2015	2014

Assets
Current Assets:
Cash and cash equivalents	$864.6	$1,343.5
Short-term investments	8.4	8.5
Accounts receivable, less allowances of $71.7 and $74.1	2,538.0	2,473.6
Inventories	1,898.8	1,859.5
Deferred tax assets	299.4	303.3
Other current assets	571.3	551.4

Total current assets	6,180.5	6,539.8

Property, Plant and Equipment, at Cost, Net	2,384.2	2,426.5
Acquisition-related Intangible Assets, Net	13,622.5	14,110.1
Other Assets	937.2	933.1
Goodwill	18,732.9	18,842.6

Total Assets	$41,857.3	$42,852.1

Liabilities and Shareholders' Equity
Current Liabilities:
Short-term obligations and current maturities of long-term obligations	$4,160.6	$2,212.4
Accounts payable	827.6	820.7
Accrued payroll and employee benefits	486.9	668.9
Accrued income taxes	39.1	165.1
Deferred revenue	332.9	311.9
Other accrued expenses	1,013.9	1,170.8

Total current liabilities	6,861.0	5,349.8

Deferred Income Taxes	3,222.9	3,430.7
Other Long-term Liabilities	1,162.4	1,171.9
Long-term Obligations	10,696.2	12,351.6

Shareholders' Equity:
Preferred stock, $100 par value, 50,000 shares authorized; none issued
Common stock, $1 par value, 1,200,000,000 shares authorized; 410,212,776 and
408,461,670 shares issued	410.2	408.5
Capital in excess of par value	11,607.3	11,473.6
Retained earnings	10,732.1	10,406.9
Treasury stock at cost, 12,155,836 and 7,991,782 shares	(988.2)	(455.9)
Accumulated other comprehensive items	(1,846.6)	(1,285.0)

Total shareholders' equity	19,914.8	20,548.1

Total Liabilities and Shareholders' Equity	$41,857.3	$42,852.1

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended
	March 28,	March 29,
(In millions except per share amounts)	2015	2014

Revenues
Product revenues	$3,387.6	$3,375.4
Service revenues	531.2	528.1

Total revenues	3,918.8	3,903.5

Costs and Operating Expenses:
Cost of product revenues	1,720.8	1,933.3
Cost of service revenues	375.5	350.2
Selling, general and administrative expenses	1,137.4	1,177.0
Research and development expenses	165.8	149.7
Restructuring and other costs (income), net	32.0	(582.2)

Total costs and operating expenses	3,431.5	3,028.0

Operating Income	487.3	875.5
Other Expense, Net	(105.3)	(101.1)

Income from Continuing Operations Before Income Taxes	382.0	774.4
Benefit from (Provision for) Income Taxes	3.1	(231.3)

Net Income	$385.1	$543.1

Earnings per Share
Basic	$.97	$1.38
Diluted	$.96	$1.36

Weighted Average Shares
Basic	397.8	393.3
Diluted	401.4	398.4

Cash Dividends Declared per Common Share	$.15	$.15

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	March 28,	March 29,
(In millions)	2015	2014

Comprehensive Income (Loss)
Net Income	$385.1	$543.1

Other Comprehensive Items:
Currency translation adjustment	(563.1)	14.3
Unrealized gains on available-for-sale investments:
Unrealized holding gains arising during the period (net of tax provision of $0.0)	0.1	—
Unrealized gains and losses on hedging instruments:
Unrealized loss on hedging instruments (net of tax benefit of $4.9)	(8.0)	—
Reclassification adjustment for losses included in net income (net of tax benefit of $0.1 and $0.4)	1.1	0.7
Pension and other postretirement benefit liability adjustment:
Pension and other postretirement benefit liability adjustments arising during the period (net of tax provision (benefit) of $2.9 and ($0.6))	6.6	(1.9)
Amortization of net loss and prior service benefit included in net periodic pension cost (net of tax benefit of $0.7 and $0.6)	1.7	1.3

Total other comprehensive items	(561.6)	14.4

Comprehensive Income (Loss)	$(176.5)	$557.5

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 28,	March 29,
(In millions)	2015	2014

Operating Activities
Net income	$385.1	$543.1

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	416.3	365.6
Change in deferred income taxes	(102.4)	(207.0)
Net gains on sale of businesses	—	(758.5)
Non-cash stock-based compensation	28.2	25.2
Tax benefits from stock-based compensation awards	(39.2)	(48.4)
Non-cash charges for sale of inventories revalued at the date of acquisition	0.5	147.6
Other non-cash expenses, net	15.8	16.5
Changes in assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	(124.7)	(192.6)
Inventories	(81.3)	(32.1)
Other assets	(37.6)	4.2
Accounts payable	34.8	(9.8)
Other liabilities	(395.4)	267.2
Contributions to retirement plans	(18.0)	(18.8)

Net cash provided by continuing operations	82.1	102.2
Net cash used in discontinued operations	(2.1)	(1.0)

Net cash provided by operating activities	80.0	101.2

Investing Activities
Acquisitions, net of cash acquired	(298.6)	(13,056.3)
Proceeds from sale of businesses, net of cash divested	—	1,056.6
Purchase of property, plant and equipment	(97.2)	(104.7)
Proceeds from sale of property, plant and equipment	0.6	3.4
Proceeds from sale of investments	2.0	33.0
Decrease in restricted cash	0.9	0.1
Other investing activities, net	(2.0)	—

Net cash used in investing activities	$(394.3)	$(12,067.9)

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(Unaudited)

	Three Months Ended
	March 28,	March 29,
(In millions)	2015	2014

Financing Activities
Net proceeds from issuance of long-term debt	$—	$4,999.8
Increase in commercial paper, net	1,218.9	208.1
Repayment of long-term obligations	(851.4)	(600.9)
Increase in short-term notes payable	—	5.1
Purchases of company common stock	(500.0)	—
Dividends paid	(60.8)	(54.9)
Net proceeds from issuance of company common stock	—	2,942.0
Net proceeds from issuance of company common stock under employee stock plans	60.0	87.5
Tax benefits from stock-based compensation awards	39.2	48.4
Other financing activities, net	(6.3)	—

Net cash (used in) provided by financing activities	(100.4)	7,635.1

Exchange Rate Effect on Cash	(64.2)	2.8

Decrease in Cash and Cash Equivalents	(478.9)	(4,328.8)
Cash and Cash Equivalents at Beginning of Period	1,343.5	5,826.0

Cash and Cash Equivalents at End of Period	$864.6	$1,497.2

See Note 13 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders'
(In millions)	Shares	Amount	Par Value	Earnings	Shares	Amount	Items	Equity

Balance at December 31, 2013	369.6	$369.6	$8,222.6	$8,753.3	(7.6)	$(412.2)	$(77.2)	$16,856.1

Issuance of shares under employees' and directors' stock plans	2.3	2.3	89.5	—	(0.3)	(30.4)	—	61.4
Issuance of shares	34.9	34.9	2,907.4	—	—	—	—	2,942.3
Stock-based compensation	—	—	25.2	—	—	—	—	25.2
Tax benefit related to employees' and directors' stock plans	—	—	48.2	—	—	—	—	48.2
Dividends declared	—	—	—	(60.1)	—	—	—	(60.1)
Net income	—	—	—	543.1	—	—	—	543.1
Other comprehensive items	—	—	—	—	—	—	14.4	14.4

Balance at March 29, 2014	406.8	$406.8	$11,292.9	$9,236.3	(7.9)	$(442.6)	$(62.8)	$20,430.6

Balance at December 31, 2014	408.5	$408.5	$11,473.6	$10,406.9	(8.0)	$(455.9)	$(1,285.0)	$20,548.1
Issuance of shares under employees' and directors' stock plans	1.7	1.7	66.5	—	(0.3)	(32.3)	—	35.9
Stock-based compensation	—	—	28.2	—	—	—	—	28.2
Tax benefit related to employees' and directors' stock plans	—	—	39.0	—	—	—	—	39.0
Purchases of company common stock	—	—	—	—	(3.9)	(500.0)	—	(500.0)
Dividends declared	—	—	—	(59.9)	—	—	—	(59.9)
Net income	—	—	—	385.1	—	—	—	385.1
Other comprehensive items	—	—	—	—	—	—	(561.6)	(561.6)

Balance at March 28, 2015	410.2	$410.2	$11,607.3	$10,732.1	(12.2)	$(988.2)	$(1,846.6)	$19,914.8

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

Interim Financial Statements

    The interim consolidated financial statements presented herein have been prepared by the company, are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair presentation of the financial position at March 28, 2015, the results of operations for the three-month periods ended March 28, 2015, and March 29, 2014, and the cash flows for the three-month periods ended March 28, 2015, and March 29, 2014. Interim results are not necessarily indicative of results for a full year.

    The consolidated balance sheet presented as of December 31, 2014, has been derived from the audited consolidated financial statements as of that date. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain all information that is included in the annual financial statements and notes of the company. The consolidated financial statements and notes included in this report should be read in conjunction with the 2014 financial statements and notes included in the company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC).

    Note 1 to the consolidated financial statements for 2014 describes the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no material changes in the company’s significant accounting policies during the three months ended March 28, 2015.

Warranty Obligations
Product warranties are included in other accrued expenses in the accompanying balance sheet. The changes in the carrying amount of standard product warranty obligations are as follows:
	Three Months Ended
	March 28,	March 29,
(In millions)	2015	2014

Beginning Balance	$57.5	$49.8
Provision charged to income	17.2	19.0
Usage	(18.3)	(18.4)
Acquisitions	0.5	7.2
Adjustments to previously provided warranties, net	(0.1)	0.6
Currency translation	(1.9)	(0.4)

Ending Balance	$54.9	$57.8

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Inventories
The components of inventories are as follows:
	March 28,	December 31,
(In millions)	2015	2014

Raw Materials	$459.6	$441.6
Work in Process	220.7	207.6
Finished Goods	1,218.5	1,210.3

Inventories	$1,898.8	$1,859.5

Property, Plant and Equipment
Property, plant and equipment consists of the following:
	March 28,	December 31,
(In millions)	2015	2014

Land	$280.2	$281.8
Buildings and Improvements	955.6	955.1
Machinery, Equipment and Leasehold Improvements	2,633.1	2,632.0

Property, Plant and Equipment, at Cost	3,868.9	3,868.9
Less: Accumulated Depreciation and Amortization	1,484.7	1,442.4

Property, Plant and Equipment, at Cost, Net	$2,384.2	$2,426.5

Acquisition-related Intangible Assets
Acquisition-related intangible assets are as follows:
	March 28, 2015			December 31, 2014
		Accumulated			Accumulated
(In millions)	Gross	Amortization	Net	Gross	Amortization	Net

Definite Lived:
Customer relationships	$11,725.2	$(3,510.1)	$8,215.1	$11,866.8	$(3,340.6)	$8,526.2
Product technology	4,785.8	(1,515.2)	3,270.6	4,898.1	(1,501.3)	3,396.8
Tradenames	1,300.9	(466.3)	834.6	1,333.0	(448.7)	884.3
Other	33.5	(32.9)	0.6	34.2	(33.3)	0.9

	17,845.4	(5,524.5)	12,320.9	18,132.1	(5,323.9)	12,808.2

Indefinite Lived:
Tradenames	1,234.8	—	1,234.8	1,234.8	—	1,234.8
In-process research and development	66.8	—	66.8	67.1	—	67.1

	1,301.6	—	1,301.6	1,301.9	—	1,301.9

Acquisition-related Intangible Assets	$19,147.0	$(5,524.5)	$13,622.5	$19,434.0	$(5,323.9)	$14,110.1

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

Recent Accounting Pronouncements

    In April 2015, the FASB issued new guidance that requires the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability, consistent with the current treatment of debt discounts. The guidance is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. The company is currently evaluating the impact the standard will have on its consolidated financial statements.

    In January 2015, the FASB issued new guidance to simplify income statement classification by removing the concept of extraordinary items from U.S. GAAP. As a result, items that are both unusual and infrequent will no longer be separately reported net of tax after continuing operations. The company adopted this guidance effective January 2015. The adoption of this standard in 2015 did not have a material impact on the company’s consolidated financial statements.

    In May 2014, the FASB issued new revenue recognition guidance which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity's nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is currently effective for the company in 2017. Early adoption is not permitted. The company is currently evaluating the impact the standard will have on its consolidated financial statements.

    In April 2014, the FASB issued new guidance on reporting discontinued operations and disclosures of disposals. Under the new guidance, only disposals representing a strategic shift that has or will have a major effect on operations will be presented as discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of the company that does not qualify for discontinued operations reporting. The company adopted this guidance effective January 2015. The adoption of this standard in 2015 did not have a material impact on the company’s consolidated financial statements.

Note 2. Acquisitions

    The company’s acquisitions have historically been made at prices above the determined fair value of the acquired identifiable assets, resulting in goodwill, due to expectations of the synergies that will be realized by combining the businesses. These synergies include the elimination of redundant facilities, functions and staffing; use of the company’s existing commercial infrastructure to expand sales of the acquired businesses’ products; and use of the commercial infrastructure of the acquired businesses to cost-effectively expand sales of company products.

    Acquisitions have been accounted for using the purchase method of accounting, and the acquired companies’ results have been included in the accompanying financial statements from their respective dates of acquisition. Acquisition transaction costs are recorded in selling, general and administrative expenses as incurred.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

2015

    In February 2015, the company acquired, within the Life Sciences Solutions segment, Advanced Scientifics, Inc., a North America-based global provider of single-use systems and process equipment for bioprocess production, for approximately $289 million. The acquisition expanded the company’s bioprocessing offerings. Revenues of Advanced Scientifics were approximately $80 million in 2014. The purchase price exceeded the fair value of the identifiable net assets and, accordingly, $118 million was allocated to goodwill, all of which is tax deductible.

    In addition, in 2015, the company acquired, within the Analytical Instruments segment, selected assets of certain existing channel partners for its chromatography and mass spectrometry products, for an aggregate purchase price of $11 million.

    During the first three months of 2015, the company made contingent purchase price payments totaling $8 million for acquisitions completed prior to 2015. The contingent purchase price payments were contractually due to the sellers upon achievement of certain performance criteria at the acquired businesses.

The components of the purchase price and net assets acquired for 2015 acquisitions are as follows:

(In millions)	Advanced Scientifics	Other	Total

Purchase Price
Cash paid	$289.1	$9.6	$298.7
Purchase price payable	—	1.3	1.3
Cash acquired	(0.1)	—	(0.1)

	$289.0	$10.9	$299.9

Net Assets Acquired
Current assets	$27.9	$3.9	$31.8
Property, plant and equipment	10.6	—	10.6
Definite-lived intangible assets:
Customer relationships	96.1	4.3	100.4
Product technology	37.3	—	37.3
Tradenames and other	2.3	—	2.3
Goodwill	118.1	4.2	122.3
Other assets	0.2	—	0.2
Liabilities assumed	(3.5)	(1.5)	(5.0)

	$289.0	$10.9	$299.9

    The weighted-average amortization periods for definite-lived intangible assets acquired in 2015 are 16 years for customer relationships, 11 years for product technology and 10 years for tradenames and other. The weighted average amortization period for all definite-lived intangible assets acquired in 2015 is 15 years.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Unaudited Pro Forma Information
The company acquired Life Technologies in February 2014. Had the acquisition of Life Technologies been completed as of the beginning of 2013, the company’s pro forma results for the first three months of 2014 would have been as follows:

Three Months Ended
March 29,
(In millions except per share amounts)	2014

Revenues	$4,176.4

Net Income	$728.5

Earnings per Share:
Basic	$1.83
Diluted	$1.81

    These pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the date indicated or that may result in the future.

The company’s results would not have been materially different from its pro forma results had the company’s other 2014 or 2015 acquisitions occurred at the beginning of 2013 or 2014, respectively.
Note 3. Business Segment Information
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

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Business Segment Information

	Three Months Ended
	March 28,	March 29,
(In millions)	2015	2014

Revenues
Life Sciences Solutions	$1,019.9	$835.5
Analytical Instruments	727.4	769.9
Specialty Diagnostics	785.2	813.7
Laboratory Products and Services	1,513.4	1,590.5
Eliminations	(127.1)	(106.1)

Consolidated revenues	3,918.8	3,903.5

Segment Income (a)
Life Sciences Solutions	298.7	244.6
Analytical Instruments	121.7	130.9
Specialty Diagnostics	214.1	221.0
Laboratory Products and Services	222.1	234.0

Subtotal reportable segments (a)	856.6	830.5

Cost of revenues charges	(0.6)	(168.5)
Selling, general and administrative charges, net	(7.6)	(82.8)
Restructuring and other (costs) income, net	(32.0)	582.2
Amortization of acquisition-related intangible assets	(329.1)	(285.9)

Consolidated operating income	487.3	875.5
Other expense, net (b)	(105.3)	(101.1)

Income from continuing operations before income taxes	$382.0	$774.4

Depreciation
Life Sciences Solutions	$33.5	$24.0
Analytical Instruments	9.3	10.4
Specialty Diagnostics	17.8	18.8
Laboratory Products and Services	26.6	26.5

Consolidated depreciation	$87.2	$79.7

(a)
Represents operating income before certain charges to cost of revenues and selling, general and administrative expenses; restructuring and other costs, net; and amortization of acquisition-related intangibles.

(b)	The company does not allocate other expense, net to its segments.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4. Other Expense, Net
The components of other expense, net, in the accompanying statement of income are as follows:
	Three Months Ended
	March 28,	March 29,
(In millions)	2015	2014

Interest Income	$7.0	$11.9
Interest Expense	(108.4)	(117.8)
Other Items, Net	(3.9)	4.8

Other Expense, Net	$(105.3)	$(101.1)

Other Items, Net

    In 2015, other items, net includes costs of $7.5 million associated with entering into interest rate swap arrangements and a $3 million loss on the early extinguishment of debt. In 2014, other items, net includes a $4 million gain from an equity investment.

Note 5. Stock-based Compensation Expense
The components of stock-based compensation expense are primarily included in selling, general and administrative expenses and include the following:

	Three Months Ended
	March 28,	March 29,
(In millions)	2015	2014

Stock Option Awards	$10.4	$10.7
Restricted Unit Awards	17.8	14.5

Total Stock-based Compensation Expense	$28.2	$25.2

    As of March 28, 2015, there was $111 million of total unrecognized compensation cost related to unvested stock options granted. The cost is expected to be recognized through 2019 with a weighted average amortization period of 2.7 years.

    As of March 28, 2015, there was $181 million of total unrecognized compensation cost related to unvested restricted stock unit awards. The cost is expected to be recognized through 2018 with a weighted average amortization period of 2.6 years.

    During the first three months of 2015, the company made equity compensation grants to employees consisting of 0.9 million service- and performance-based restricted stock units and options to purchase 1.7 million shares.

Certain pre-acquisition equity awards of Life Technologies were converted to rights to receive future cash payments over the remaining vesting period. In addition to stock-based compensation, which is included in the above table, in the three-month periods ended March 28, 2015 and March 29, 2014, the company recorded expense for cash-in-lieu of equity of $8.4 million and $7.1 million, respectively, related to these arrangements.

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

Net periodic benefit costs for the company’s defined benefit pension plans include the following components:

	Three Months Ended
	March 28,	March 29,
(In millions)	2015	2014

Service Cost-Benefits Earned	$6.2	$4.6
Interest Cost on Benefit Obligation	19.4	20.1
Expected Return on Plan Assets	(23.3)	(21.1)
Amortization of Actuarial Net Loss	2.3	1.9

Net Periodic Benefit Cost	$4.6	$5.5

Note 7. Income Taxes
The provision for income taxes in the accompanying statement of income differs from the provision calculated by applying the statutory federal income tax rate of 35% to income from continuing operations before provision for income taxes due to the following:

	Three Months Ended
	March 28,	March 29,
(In millions)	2015	2014

Provision for Income Taxes at Statutory Rate	$133.7	$271.0

Increases (Decreases) Resulting From:
Foreign rate differential	(23.8)	(6.1)
Income tax credits	(103.1)	(1.1)
Manufacturing deduction	(7.6)	(0.6)
Singapore tax holiday	(3.2)	(0.2)
Impact of change in tax laws and apportionment on deferred taxes	0.7	(20.5)
Nondeductible expenses	1.9	0.1
Provision (reversal) of tax reserves, net	—	25.3
Basis difference on disposal of businesses	—	(61.9)
State income taxes, net of federal tax	(1.6)	23.3
Other, net	(0.1)	2.0

	$(3.1)	$231.3

    In the first quarter of 2015, the company implemented tax planning initiatives related to non-U.S. subsidiaries. As a result of these initiatives, the company generated U.S. foreign tax credits of $77 million, offset in part by additional U.S. income taxes of $27 million on the related foreign income which reduced the benefit from the foreign tax rate differential in 2015.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 8. Earnings per Share
	Three Months Ended
	March 28,	March 29,
(In millions except per share amounts)	2015	2014

Net Income	$385.1	$543.1

Basic Weighted Average Shares	397.8	393.3
Plus Effect of:
Equity forward arrangement	—	0.7
Stock options and restricted units	3.6	4.4

Diluted Weighted Average Shares	401.4	398.4

Basic Earnings per Share	$.97	$1.38

Diluted Earnings per Share	$.96	$1.36

    Options to purchase 4.0 million and 2.4 million shares of common stock were not included in the computation of diluted earnings per share for first three months of 2015 and 2014, respectively, because their effect would have been antidilutive.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 9. Debt and Other Financing Arrangements
	Effective
	Interest Rate at
	March 28,	March 28,	December 31,
(Dollars in millions)	2015	2015	2014

Commercial Paper	0.83%	$1,220.7	$—
Term Loan	1.64%	1,175.0	1,275.0
4.40% 5-Year Senior Notes, Due 3/1/2015		—	500.0
3.20% 5-Year Senior Notes, Due 5/1/2015	1.55%	450.0	450.0
5.00% 10-Year Senior Notes, Due 6/1/2015		—	250.0
3.50% 5-Year Senior Notes, Due 1/15/2016	1.06%	400.0	400.0
3.20% 5-Year Senior Notes, Due 3/1/2016	3.21%	900.0	900.0
2.25% 5-Year Senior Notes, Due 8/15/2016	2.29%	1,000.0	1,000.0
1.30% 3-Year Senior Notes, Due 2/1/2017	0.85%	900.0	900.0
1.85% 5-Year Senior Notes, Due 1/15/2018	1.85%	500.0	500.0
2.40% 5-Year Senior Notes, Due 2/1/2019	2.44%	900.0	900.0
6.00% 10-Year Senior Notes, Due 3/1/2020	2.98%	750.0	750.0
4.70% 10-Year Senior Notes, Due 5/1/2020	3.23%	300.0	300.0
5.00% 10-Year Senior Notes, Due 1/15/2021	3.25%	400.0	400.0
4.50% 10-Year Senior Notes, Due 3/1/2021	3.03%	1,000.0	1,000.0
3.60% 10-Year Senior Notes, Due 8/15/2021	2.52%	1,100.0	1,100.0
3.30% 7-Year Senior Notes, Due 2/15/2022	3.30%	800.0	800.0
3.15% 10-Year Senior Notes, Due 1/15/2023	3.21%	800.0	800.0
4.15% 10-Year Senior Notes, Due 2/1/2024	4.07%	1,000.0	1,000.0
2.00% 10-Year Senior Notes, Due 4/15/2025 (euro-denominated)	2.03%	696.9	774.3
5.30% 30-Year Senior Notes, Due 2/1/2044	5.30%	400.0	400.0
Other		21.8	23.2

Total Borrowings at Par Value		14,714.4	14,422.5
Fair Value Hedge Accounting Adjustments		11.2	(0.5)
Unamortized Premium (Discount), Net		131.2	142.0

Total Borrowings at Carrying Value		14,856.8	14,564.0
Less: Short-term Obligations and Current Maturities		4,160.6	2,212.4

Long-term Obligations		$10,696.2	$12,351.6

    The effective interest rates for the fixed-rate debt include the stated interest on the notes, the accretion of any discount or amortization of any premium and, if applicable, adjustments related to hedging.

See Note 12 for fair value information pertaining to the company’s long-term obligations.
Credit Facilities
    The company has a revolving credit facility with a bank group that provides for up to $2.00 billion of unsecured multi-currency revolving credit. The facility expires in July 2018. The agreement calls for interest at either a LIBOR-based rate or a rate based on the prime lending rate of the agent bank, at the company’s option. The agreement contains affirmative, negative and financial covenants, and events of default customary for financings of this type. The financial covenant requires the company to maintain a Consolidated Leverage Ratio of debt to EBITDA (as defined in the agreement) below 4.0 to 1.0, decreasing to 3.5 to 1.0 by August 2015, and an Interest Coverage Ratio of EBITDA (as defined in the agreement) to interest expense of 3.0 to 1.0. The credit agreement permits the company to use the facility for working capital; acquisitions; repurchases of common stock, debentures and other securities; the refinancing of debt; and general corporate purposes. The credit agreement allows for the issuance of letters of credit, which reduces the amount available for borrowing. If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of March 28, 2015, no borrowings were outstanding under the facility, although available capacity was reduced by approximately $59 million as a result of outstanding letters of credit.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Commercial Paper Program
The company has a U.S. commercial paper program pursuant to which it may issue and sell unsecured, short-term promissory notes (CP Notes). Maturities may not exceed 397 days from the date of issue and the CP Notes rank pari passu with all of the company’s other unsecured and unsubordinated indebtedness. CP Notes are issued on a private placement basis under customary terms in the commercial paper market and are not redeemable prior to maturity nor subject to voluntary prepayment. CP Notes are issued at a discount from par, or, alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. As of March 28, 2015, outstanding borrowings under this program were $1.22 billion, with a weighted average remaining period to maturity of 46 days.

Term Loan
In connection with the acquisition of Life Technologies, the company entered into an unsecured term loan agreement. The term loan agreement calls for interest at either a LIBOR-based rate or a rate based on the prime lending rate of the agent bank, at the company’s option. The term loan agreement contains affirmative, negative and financial covenants, and events of default customary for financings of this type. The financial covenants require the company to maintain a Consolidated Leverage Ratio of debt to EBITDA (as defined in the agreements) below 4.0 to 1.0, decreasing to 3.5 to 1.0 by August 2015, and a minimum interest coverage ratio of 3.0 to 1.0. As of March 28, 2015, outstanding borrowings under the term loan agreement were $1.18 billion. The company is required to make minimum periodic payments through March 2016. Borrowings may be prepaid without penalty.

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

In March 2015, the company paid its 5% Senior Notes due June 1, 2015, and recorded a charge of $3 million for the early extinguishment of this debt.
Interest Rate Swap Arrangements
In February 2015, the company entered into LIBOR-based interest rate swap arrangements with various banks on its outstanding 4.70% Senior Notes due May 1, 2020, 4.50% Senior Notes due March 1, 2021 and 3.60% Senior Notes due August 15, 2021. The aggregate amounts of the swaps are equal to the principal amounts of the notes and the payment dates of the swaps coincide with the interest payment dates of the notes. The swap contracts provide for the company to pay a variable interest rate of one-month LIBOR plus a spread of 3.156% (3.3279% at March 28, 2015) and receive a fixed rate of 4.70% on the 4.70% Notes; to pay a variable interest rate of one-month LIBOR plus a spread of 2.868% (3.0399% at March 28, 2015) and receive a fixed rate of 4.50% on the 4.50% Notes; and to pay a variable interest rate of one-month LIBOR plus a spread of 1.937% (2.1115% at March 28, 2015) and receive a fixed rate of 3.60% on the 3.60% Notes. The variable interest rates reset monthly. The swaps have been accounted for as fair value hedges of the notes. See Note 12 for additional information.

In 2013, upon the issuance of $900 million principal amount of 1.30% Senior Notes due 2017, the company entered into LIBOR-based interest rate swap arrangements with various banks. The aggregate amount of the swaps is equal to the principal amount of the 1.30% Notes and the payment dates of the swaps coincide with the payment dates of the 1.30% Notes. The swap contracts provide for the company to pay a variable interest rate of one-month LIBOR plus a spread of 0.6616% (0.8335% at March 28, 2015) and to receive a fixed rate of 1.30%. The variable interest rate resets monthly. The swaps have been accounted for as a fair value hedge of the 1.30% Notes. See Note 12 for additional information.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 10. Commitments and Contingencies
Environmental Matters
The company is currently involved in various stages of investigation and remediation related to environmental matters. The company cannot predict all potential costs related to environmental remediation matters and the possible impact on future operations given the uncertainties regarding the extent of the required cleanup, the complexity and interpretation of applicable laws and regulations, the varying costs of alternative cleanup methods and the extent of the company’s responsibility. Expenses for environmental remediation matters related to the costs of installing, operating and maintaining groundwater-treatment systems and other remedial activities related to historical environmental contamination at the company’s domestic and international facilities were not material in any period presented. The company records accruals for environmental remediation liabilities, based on current interpretations of environmental laws and regulations, when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. The company calculates estimates based upon several factors, including reports prepared by environmental specialists and management’s knowledge of and experience with these environmental matters. The company includes in these estimates potential costs for investigation, remediation and operation and maintenance of cleanup sites. At March 28, 2015 and December 31, 2014, the company’s total environmental liability was approximately $31 million and $32 million, respectively. While management believes the accruals for environmental remediation are adequate based on current estimates of remediation costs, the company may be subject to additional remedial or compliance costs due to future events such as changes in existing laws and regulations, changes in agency direction or enforcement policies, developments in remediation technologies or changes in the conduct of the company’s operations, which could have a material adverse effect on the company’s financial position, results of operations or cash flows.

Litigation and Related Contingencies
There are various lawsuits and claims pending against the company involving product liability, intellectual property, employment, and contractual issues. The company determines the probability and range of possible loss based on the current status of each of these matters. A liability is recorded in the financial statements if it is believed to be probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The company establishes a liability that is an estimate of amounts expected to be paid in the future for events that have already occurred. The company accrues the most likely amount or at least the minimum of the range of probable loss when a range of probable loss can be estimated. The accrued liabilities are based on management’s judgment as to the probability of losses for asserted and unasserted claims and, where applicable, actuarially determined estimates. Accrual estimates are adjusted as additional information becomes known or payments are made. The amount of ultimate loss may differ from these estimates. Due to the inherent uncertainties associated with pending litigation or claims, the company cannot predict the outcome, and, with respect to certain pending litigation or claims where no liability has been accrued, to make a meaningful estimate of the reasonably possible loss or range of loss that could result from an unfavorable outcome. The company has no material accruals for pending litigation or claims for which accrual amounts are not disclosed, nor are material losses deemed probable for such matters. It is reasonably possible, however, that an unfavorable outcome that exceeds the company’s current accrual estimate, if any, for one or more of the matters described below could have a material adverse effect on the company’s results of operations, financial position and cash flows.

Product Liability, Workers Compensation and Other Personal Injury Matters
For product liability, workers compensation and other personal injury matters, the company accrues the most likely amount or at least the minimum of the range of possible loss when a range of possible loss can be estimated. The company records estimated amounts due from insurers related to certain product liabilities as an asset. Although the company believes that the amounts accrued and estimated recoveries are probable and appropriate based on available information, including actuarial studies of loss estimates, the process of estimating losses and insurance recoveries involves a considerable degree of judgment by management and the ultimate amounts could vary materially. Insurance contracts do not relieve the company of its primary obligation with respect to any losses incurred. The collectability of amounts due from its insurers is subject to the solvency and willingness of the insurer to pay, as well as the legal sufficiency of the insurance claims. Management monitors the payment history as well as the financial condition and ratings of its insurers on an ongoing basis.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Intellectual Property Matters
On February 3, 2014, the company acquired Life Technologies. Life Technologies and its subsidiaries are party to several lawsuits in which plaintiffs claim infringement of their intellectual property, including the following:

On June 6, 2004, Enzo Biochem, Enzo Life Sciences and Yale University filed a complaint against Life Technologies in United States District Court for the District of Connecticut. The plaintiffs allege patent infringement by Applera’s labeled DNA terminator products used in DNA sequencing and fragment analysis. The plaintiff sought damages for alleged willful infringement, attorneys’ fees, costs, prejudgment interest, and injunctive relief. In November 2012, the jury awarded damages of $48.5 million. Prejudgment interest of $12.4 million was also granted. The $60.9 million judgment and interest was accrued by Life Technologies and the liability was assumed by the company as of the date of the acquisition. In March 2015 the United States Court of Appeals for the Federal Circuit vacated the judgment and returned the case to the District Court for further proceedings. In April 2015, the plaintiff filed a petition for rehearing. The company has maintained the $60.9 million accrual, pending appeals.

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

Changes in each component of accumulated other comprehensive items, net of tax are as follows:

(In millions)	Currency Translation Adjustment	Unrealized Gains (Losses) on Available-for- Sale Investments	Unrealized Gains (Losses) on Hedging Instruments	Pension and Other Postretirement Benefit Liability Adjustment	Total

Balance at December 31, 2014	$(1,070.6)	$1.3	$(20.9)	$(194.8)	$(1,285.0)
Other comprehensive income (loss) before reclassifications	(563.1)	0.1	(8.0)	6.6	(564.4)
Amounts reclassified from accumulated other comprehensive items	—	—	1.1	1.7	2.8

Net other comprehensive items	(563.1)	0.1	(6.9)	8.3	(561.6)

Balance at March 28, 2015	$(1,633.7)	$1.4	$(27.8)	$(186.5)	$(1,846.6)

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The amounts reclassified out of accumulated other comprehensive items are as follows:

		Three Months Ended
	Affected Line Item in the	March 28,	March 29,
(In millions)	Statement of Income	2015	2014

Amounts Reclassified From Accumulated Other Comprehensive Items
Unrealized gains and losses on hedging instruments:
Realized loss on interest rate swaps and locks	Other Expense, Net	$1.2	$1.1
Tax benefit	Provision for Income Taxes	(0.1)	(0.4)

		1.1	0.7

Pension and other postretirement benefit liability adjustment:
Amortization of actuarial losses	Net Periodic Benefit Cost -	2.4	1.9
	see Note 6 for details
Total before tax		2.4	1.9
Tax benefit	Provision for Income Taxes	(0.7)	(0.6)

		1.7	1.3

Total reclassifications		$2.8	$2.0

Note 12. Fair Value Measurements and Fair Value of Financial Instruments
Fair Value Measurements
The company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during 2015. The company’s financial assets and liabilities carried at fair value are primarily comprised of investments in money market funds; derivative contracts, insurance contracts, mutual funds holding publicly traded securities and other investments in unit trusts held as assets to satisfy outstanding deferred compensation and retirement liabilities; and acquisition-related contingent consideration.

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

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents information about the company’s financial assets and liabilities measured at fair value on a recurring basis as of March 28, 2015:

	March 28,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2015	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents	$22.7	$22.7	$—	$—
Bank time deposits	8.4	8.4	—	—
Investments in mutual funds, unit trusts and other similar instruments	7.9	7.9	—	—
Insurance contracts	102.0	—	102.0	—
Derivative contracts	16.1	—	16.1	—

Total Assets	$157.1	$39.0	$118.1	$—

Liabilities
Derivative contracts	$26.3	$—	$26.3	$—
Contingent consideration	21.0	—	—	21.0

Total Liabilities	$47.3	$—	$26.3	$21.0

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

	Three Months Ended
	March 28,	March 29,
(In millions)	2015	2014

Contingent Consideration
Beginning Balance	$29.6	$5.1
Acquisition	—	29.1
Payments	(8.0)	(1.1)
Change in fair value included in earnings	(0.5)	—
Currency translation	(0.1)	—

Ending Balance	$21.0	$33.1

    The notional amounts of derivative contracts outstanding, consisting of interest rate swaps and currency exchange contracts, totaled $6.25 billion and $3.74 billion at March 28, 2015 and December 31, 2014, respectively.

While certain derivatives are subject to netting arrangements with counterparties, the company does not offset derivative assets and liabilities within the consolidated balance sheet. The following tables present the fair value of derivative instruments in the consolidated balance sheet and statement of income.

	Fair Value – Assets		Fair Value – Liabilities
	March 28,	December 31,	March 28,	December 31,
(In millions)	2015	2014	2015	2014

Derivatives Designated as Hedging Instruments
Interest rate swaps (a)	$3.5	$—	$13.4	$3.7
Derivatives Not Designated as Hedging Instruments
Currency exchange contracts (b)	12.6	20.2	12.9	6.7

(a)	The fair value of the interest rate swaps is included in the consolidated balance sheet under the caption other long-term liabilities.
(b)	The fair value of the currency exchange contracts is included in the consolidated balance sheet under the captions other current assets or other accrued expenses.

	Gain (Loss) Recognized
	Three Months Ended
	March 28,	March 29,
(In millions)	2015	2014

Derivatives Designated as Fair Value Hedges
Interest rate swaps - effective portion	$6.7	$1.1
Interest rate swaps - ineffective portion (a)	(7.0)	0.7
Derivatives Not Designated as Fair Value Hedges
Currency exchange contracts
Included in cost of revenues	$13.4	$0.8
Included in other expense, net	119.9	0.7

(a)	The ineffective portion of the loss recognized on interest rate swaps during the three months ended March 28, 2015 includes $7.5 million of costs associated with entering into the swap arrangements.

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

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The company also uses foreign currency-denominated debt to partially hedge its net investments in foreign operations against adverse movements in exchange rates. The company’s euro-denominated 2.00% Senior Notes, due 2025, have been designated as, and are effective as, economic hedges of part of the net investment in a foreign operation. Accordingly, foreign currency transaction gains or losses due to spot rate fluctuations on the euro-denominated debt instruments are included in currency translation adjustment within other comprehensive income and shareholders’ equity. In the first three months of 2015, the currency translation adjustment component of other comprehensive income includes pre-tax net gains of $77.1 million from the euro-denominated notes.

Cash Flow Hedge Arrangements
In February 2015, the company entered into interest rate swap arrangements to mitigate the risk of interest rates rising prior to completion of a debt offering in 2016. Based on the company’s conclusion that a debt offering is probable as a result of debt maturing in 2016 and that such debt would carry semi-annual interest payments over a 10-year term, the swaps hedge the cash flow risk for each of the semi-annual fixed-rate interest payments on $1.00 billion of principal amount of the planned 10-year fixed-rate debt issue. The hedge will be terminated upon completion of a debt offering in 2016. The fair value of the hedge at that time will be recorded to accumulated other comprehensive items within shareholders’ equity and will be amortized to interest expense over the term of the debt. The change in the fair value of the hedge, $8.0 million, net of tax, as of March 28, 2015, was classified as a decrease to accumulated other comprehensive items.

Fair Value of Other Financial Instruments
The carrying value and fair value of the company’s notes receivable and debt obligations are as follows:

	March 28, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
(In millions)	Value	Value	Value	Value

Notes Receivable	$8.8	$8.8	$8.3	$8.3

Debt Obligations:
Senior notes	$12,439.3	$12,897.1	$13,265.8	$13,590.6
Term loan	1,175.0	1,175.0	1,275.0	1,275.0
Commercial paper	1,220.7	1,220.7	—	—
Other	21.8	21.8	23.2	23.2

	$14,856.8	$15,314.6	$14,564.0	$14,888.8

The fair value of debt obligations was determined based on quoted market prices and on borrowing rates available to the company at the respective period ends which represent level 2 measurements.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 13. Supplemental Cash Flow Information
	Three Months Ended
	March 28,	March 29,
(In millions)	2015	2014

Non-cash Activities
Fair value of assets of acquired businesses	$305.0	$19,640.1
Cash paid for acquired businesses	(298.7)	(13,528.9)

Liabilities assumed of acquired businesses	$6.3	$6,111.2

Declared but unpaid dividends	$61.0	$61.1

Issuance of stock upon vesting of restricted stock units	$76.7	$73.6

Note 14. Restructuring and Other Costs, Net
Restructuring and other costs in the first three months of 2015 primarily included continuing charges for headcount reductions and facility consolidations in an effort to streamline operations, including the closure and consolidation of operations within several facilities in the U.S., Europe and Asia. In the first three months of 2015, severance actions associated with facility consolidations and cost reduction measures affected approximately 1% of the company’s workforce.

         As of May 1, 2015, the company has identified restructuring actions that will result in additional charges of approximately $70 million, primarily in the remainder of 2015 which will be recorded when specified criteria are met, such as abandonment of facilities.

First Three Months of 2015
During the first three months of 2015, the company recorded net restructuring and other costs by segment as follows:
(In millions)	Cost of Revenues	Selling, General and Administrative Expenses	Restructuring and Other Costs, Net	Total

Life Sciences Solutions	$0.5	$6.1	$22.7	$29.3
Analytical Instruments	—	—	5.6	5.6
Specialty Diagnostics	0.1	—	2.8	2.9
Laboratory Products and Services	—	(0.5)	0.9	0.4
Corporate	—	2.0	—	2.0

	$0.6	$7.6	$32.0	$40.2

The components of net restructuring and other costs by segment are as follows:
Life Sciences Solutions
In the first three months of 2015, the Life Sciences Solutions segment recorded $29.3 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $0.5 million primarily for sales of inventories revalued at the date of acquisition; $6.1 million of charges to selling, general and administrative expenses for third-party transaction and integration costs related to the acquisitions of Life Technologies and Advanced Scientifics; and $22.7 million of restructuring and other costs, net, $22.5 million of which were cash costs. These costs included $5.0 million of cash compensation contractually due to employees of an acquired business on the date of acquisition; $0.9 million of charges associated with a previous sale of a business; and $16.6 million of costs associated with headcount reductions and facility consolidations in the U.S. and Europe, including $14.7 million for severance, $0.7 million of abandoned facility costs, and $1.2 million of other cash costs, including retention and outplacement costs. The segment also recorded $0.2 million of non-cash charges associated with restructuring actions.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Analytical Instruments
In the first three months of 2015, the Analytical Instruments segment recorded $5.6 million of net restructuring and other charges, all of which were cash costs associated with headcount reductions, abandoned facility costs and other expenses associated with facility consolidations.

Specialty Diagnostics
In the first three months of 2015, the Specialty Diagnostics segment recorded $2.9 million of net restructuring and other charges, primarily $2.8 million of cash costs for employee severance and other costs associated with headcount reductions.

Laboratory Products and Services
In the first three months of 2015, the Laboratory Products and Services segment recorded $0.4 million of net restructuring and other charges. The segment recorded $0.5 million of income to selling, general and administrative expenses for changes in estimates of contingent consideration and $0.9 million of other costs, net. These other costs were primarily cash costs for employee severance associated with headcount reductions.

Corporate
In the first three months of 2015, the company recorded $2.0 million of net restructuring and other charges, all of which were selling, general and administrative charges associated with accelerated depreciation on information systems to be abandoned due to integration synergies.

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

		Abandonment
(In millions)	Severance	of Excess Facilities	Other (a)	Total

Pre-2014 Restructuring Plans
Balance At December 31, 2014	$6.2	$7.5	$1.8	$15.5
Costs incurred in 2015 (b)	0.3	0.2	0.1	0.6
Reserves reversed	—	—	—	—
Payments	(1.7)	(0.8)	(0.5)	(3.0)
Currency translation	(0.3)	(0.2)	(0.2)	(0.7)

Balance At March 28, 2015	$4.5	$6.7	$1.2	$12.4

2014 Restructuring Plans
Balance At December 31, 2014	$31.5	$2.3	$4.1	$37.9
Costs incurred in 2015 (b)	4.4	0.7	3.3	8.4
Reserves reversed	(4.6)	—	(1.1)	(5.7)
Payments	(20.6)	(2.4)	(4.0)	(27.0)
Currency translation	(0.7)	—	(0.1)	(0.8)

Balance At March 28, 2015	$10.0	$0.6	$2.2	$12.8

2015 Restructuring Plans
Costs incurred in 2015 (b)	$21.6	$0.1	$0.9	$22.6
Payments	(11.1)	(0.1)	(0.4)	(11.6)
Currency translation	0.3	—	—	0.3

Balance At March 28, 2015	$10.8	$—	$0.5	$11.3

(a)
Other includes cash charges for relocation and moving expenses associated with facility consolidations, as well as employee retention costs which are accrued ratably over the period through which employees must work to qualify for a payment.

(b)
Excludes $5.0 million of cash compensation contractually due to employees of an acquired business on the date of acquisition; $0.9 million of charges associated with a previous sale of a business; and an aggregate of $0.2 million of non-cash charges, net, which are detailed by segment above.

The company expects to pay accrued restructuring costs as follows: severance, employee-retention obligations and other costs primarily through 2015 and abandoned-facility payments, over lease terms expiring through 2020.

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

Recent Acquisitions and Divestitures
The company’s strategy is to augment internal growth at existing businesses with complementary acquisitions. The company’s principal recent acquisitions and divestitures are described below.
On February 3, 2014, the company completed the acquisition of Life Technologies Corporation for a total purchase price of $15.30 billion, net of cash acquired, including the assumption of $2.28 billion of debt. The company issued debt and common stock in late 2013 and early 2014 to partially fund the acquisition. Life Technologies was integrated into the Life Sciences Solutions segment and provides innovative products and services to customers conducting scientific research and genetic analysis, as well as those in applied markets, such as forensics and food safety testing. Life Technologies’ revenues totaled $3.87 billion in 2013.

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

In February 2015, the company acquired Advanced Scientifics, Inc., a North America-based global provider of single-use technologies for customized bioprocessing solutions, for approximately $289 million. Advanced Scientifics was integrated into the Life Sciences Solutions segment and expands the company’s bioprocessing offerings. Revenues of Advanced Scientifics were approximately $80 million in 2014.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Results of Operations and Liquidity
	Three Months Ended
	March 28,		March 29,
(Dollars in millions)	2015		2014

Revenues
Life Sciences Solutions	$1,019.9	26.0%	$835.5	21.4%
Analytical Instruments	727.4	18.6%	769.9	19.7%
Specialty Diagnostics	785.2	20.0%	813.7	20.8%
Laboratory Products and Services	1,513.4	38.6%	1,590.5	40.7%
Eliminations	(127.1)	(3.2)%	(106.1)	(2.6)%

	$3,918.8	100%	$3,903.5	100%

Sales in the first quarter of 2015 were $3.92 billion, an increase of $15 million from the first quarter of 2014. Aside from the effects of acquisitions, net of dispositions and currency translation (discussed in total and by segment under the caption “Results of Operations”), revenues in 2015 increased $65 million (2%) over 2014 revenues, primarily due to increased demand. The 2015 quarter had one less selling day than the 2014 quarter. Sales to customers in the company’s primary end markets grew, except for those in academic and government markets where sales declined. The decrease was primarily in Japan where first quarter 2014 sales were spurred by an impending consumption tax increase and demand in 2015 was slow due to the timing of the Japanese government budget passage.

Revenues and operating income of the company’s non-U.S. operations are translated into U.S. dollars to report consolidated results. Based on weakening of currency exchange rates against the U.S. dollar that occurred in late 2014 and early 2015, the company currently expects that there will be a significant adverse effect on reported amounts of revenues and operating income in the remainder of 2015 as a result of the stronger U.S. dollar.

In the first quarter of 2015, total company operating income and operating income margin were $487 million and 12.4%, respectively, compared with $876 million and 22.4%, respectively, in 2014. The decrease in operating income was primarily due to gains of $759 million on the sale of businesses in the 2014 period. Amortization expense was $43 million higher in 2015, primarily related to the February 2014 acquisition of Life Technologies. These factors that reduced operating income in 2015 were offset in part by charges in the 2014 quarter related to the acquisition of Life Technologies, the inclusion of Life Technologies’ results for the full quarter of 2015 and, to a lesser extent, productivity improvements, net of inflationary cost increases. The company’s references throughout this discussion to productivity improvements generally refer to improved cost efficiencies from its Practical Process Improvement (PPI) business system, reduced costs resulting from global sourcing initiatives, a lower cost structure following restructuring actions, including headcount reductions and consolidation of facilities, and low cost region manufacturing.

    The company recorded a benefit from income taxes in the first quarter of 2015. In 2015, the company implemented tax planning initiatives related to non-U.S. subsidiaries. These initiatives resulted in additional foreign tax credits of $77 million, offset in part by additional U.S. income taxes of $27 million (net benefit of $50 million), which was a discrete item that reduced the company’s effective rate by 13.1 percentage points. The company expects its effective tax rate for all of 2015 will be less than 3% based on currently forecasted rates of profitability in the countries in which the company conducts business. Due primarily to the non-deductibility of intangible asset amortization for tax purposes, the company’s cash payments for income taxes are higher than its income tax expense for financial reporting purposes and are expected to total $550 to $575 million in 2015. The company’s effective tax rate was 29.9% in the first quarter of 2014. The provision for income taxes in the 2014 period included $252 million related to gains on the sales of businesses. Aside from the discrete tax on the gains, the company had a benefit from income taxes. In the first quarter of 2014, the company recognized a discrete tax benefit of $15.4 million, or 2.0 percentage points, attributable to tax rulings related to non-U.S. subsidiaries. The tax provision in the 2014 period was favorably affected by $5.2 million, or 0.7 percentage points, as a result of adjustments to deferred tax balances due to changes in tax rates. The effective tax rate in both periods was also affected by relatively significant earnings in lower tax jurisdictions.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Results of Operations and Liquidity (continued)

Net income was $385 million in the first quarter of 2015, compared to $543 million in the first quarter of 2014. The decrease in operating income in the 2015 period (discussed above) was offset in part by a decrease in the income tax provision in the 2015 period (discussed above).

During the first three months of 2015, the company’s cash flow from operations totaled $80 million, compared with $101 million for the first three months of 2014. The decrease resulted from higher payments for incentive compensation and interest following the Life Technologies acquisition as well as higher income tax payments, offset in part by cash disbursements in the 2014 period totaling $242 million related to the acquisition of Life Technologies, including severance obligations, third-party transaction/integration costs and monetizing certain equity awards held by Life Technologies employees at the date of acquisition.

As of March 28, 2015, the company’s short-term debt totaled $4.16 billion, including $1.76 billion of senior notes, due in the next twelve months, $1.18 billion on the company’s term loan and $1.22 billion of commercial paper obligations. The company has a revolving credit facility with a bank group that provides up to $2.00 billion of unsecured multi-currency revolving credit. If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of March 28, 2015, no borrowings were outstanding under the company’s revolving credit facility, although available capacity was reduced by approximately $59 million as a result of outstanding letters of credit.

The company believes that its existing cash and short-term investments of $873 million as of March 28, 2015 and its future cash flow from operations together with available borrowing capacity under its revolving credit agreement will be sufficient to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months.

Critical Accounting Policies and Estimates
The company’s discussion and analysis of its financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements of the company’s Form 10-K for 2014, describe the significant accounting estimates and policies used in preparation of the consolidated financial statements. Actual results in these areas may differ from management’s estimates under different assumptions or conditions. There have been no significant changes in the company’s critical accounting policies during the first three months of 2015.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
First Quarter 2015 Compared With First Quarter 2014
Continuing Operations
	Three Months Ended
	March 28,	March 29,	Total	Currency	Acquisitions/
(In millions)	2015	2014	Change	Translation	Divestitures	Operations

Revenues
Life Sciences Solutions	$1,019.9	$835.5	$184.4	$(58.3)	$236.7	$6.0
Analytical Technologies	727.4	769.9	(42.5)	(50.0)	1.4	6.1
Specialty Diagnostics	785.2	813.7	(28.5)	(50.8)	1.0	21.3
Laboratory Products and Services	1,513.4	1,590.5	(77.1)	(73.1)	(53.0)	49.0
Eliminations	(127.1)	(106.1)	(21.0)	3.2	(7.1)	(17.1)

Consolidated Revenues	$3,918.8	$3,903.5	$15.3	$(229.0)	$179.0	$65.3

Sales in the first quarter of 2015 were $3.92 billion, an increase of $15 million from the first quarter of 2014. Sales increased $179 million due to acquisitions, principally Life Technologies, net of divestitures. The unfavorable effects of currency translation resulted in a decrease in revenues of $229 million in 2015. Aside from the effects of acquisitions, divestitures and currency translation, revenues increased $65 million (2%) primarily due to increased demand. The 2015 quarter had one less selling day than the 2014 quarter. Sales to customers in the company’s primary end markets grew, except for those in academic and government markets where sales declined. The decrease was primarily in Japan where first quarter 2014 sales were spurred by an impending consumption tax increase and demand in 2015 was slow due to the timing of the Japanese government budget passage. Sales growth was moderate in Asia and modest in North America while sales decreased modestly in Europe. Revenues and operating income of the company’s non-U.S. operations are translated into U.S. dollars to report consolidated results. Based on weakening of currency exchange rates against the U.S. dollar that occurred in late 2014 and early 2015, the company currently expects that there will be a significant adverse effect on reported amounts of revenues and operating income in the remainder of 2015 as a result of the stronger U.S. dollar.

In the first quarter of 2015, total company operating income and operating income margin were $487 million and 12.4%, respectively, compared with $876 million and 22.4%, respectively, in 2014. The decrease in operating income was primarily due to gains of $759 million on the sale of businesses in the 2014 period. Amortization expense was $43 million higher in 2015, primarily related to the February 2014 acquisition of Life Technologies. These factors that reduced operating income in 2015 were offset in part by charges in the 2014 quarter related to the acquisition of Life Technologies, the inclusion of Life Technologies’ results for the full quarter of 2015 and, to a lesser extent, productivity improvements, net of inflationary cost increases. The company’s references throughout this discussion to productivity improvements generally refer to improved cost efficiencies from its Practical Process Improvement (PPI) business system, reduced costs resulting from global sourcing initiatives, a lower cost structure following restructuring actions, including headcount reductions and consolidation of facilities, and low cost region manufacturing.

In the first quarter of 2015, the company recorded restructuring and other costs, net, of $40 million, including $8 million of charges to selling, general and administrative expenses primarily for transaction costs related to the acquisitions of Life Technologies and Advanced Scientific and $32 million of cash restructuring costs primarily for actions to achieve synergies from the Life Technologies acquisition. In addition, the company’s other businesses incurred costs for continued headcount reductions and facility consolidations in an effort to streamline operations, including severance at several businesses and abandoned facility expenses at businesses that have been or are being consolidated, including the consolidation of operations within several facilities in the U.S., Europe and Asia (see Note 14).

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

In the first quarter of 2014, the company recorded restructuring and other income, net, of $331 million, including gains on the sales of businesses of $759 million, offset in part by $169 million of charges to cost of revenues primarily from the sale of inventories revalued at the date of acquisition and $83 million of charges to selling, general and administrative expenses for transaction costs related to the acquisition of Life Technologies. The company incurred $156 million of cash restructuring costs primarily associated with the Life Technologies acquisition including cash compensation to monetize certain equity awards held by Life Technologies employees at the date of acquisition and severance obligations to former executives and employees of Life Technologies. In addition, the company’s other businesses incurred costs for continued headcount reductions and facility consolidations in an effort to streamline operations, including severance at several businesses and abandoned facility expenses at businesses that have been or are being consolidated, including the consolidation of operations within several facilities in the U.S. and Europe.

As of May 1, 2015, the company has identified restructuring actions that will result in additional charges of approximately $70 million primarily in 2015 and expects to identify additional actions during the remainder of 2015 which will be recorded when specified criteria are met, such as abandonment of facilities.

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

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

	Three Months Ended
	March 28,	March 29,
(Dollars in millions)	2015	2014	Change

Revenues
Life Sciences Solutions	$1,019.9	$835.5	22%
Analytical Instruments	727.4	769.9	(6)%
Specialty Diagnostics	785.2	813.7	(4)%
Laboratory Products and Services	1,513.4	1,590.5	(5)%
Eliminations	(127.1)	(106.1)	20%

Consolidated Revenues	$3,918.8	$3,903.5	0%

Segment Income
Life Sciences Solutions	$298.7	$244.6	22%
Analytical Instruments	121.7	130.9	(7)%
Specialty Diagnostics	214.1	221.0	(3)%
Laboratory Products and Services	222.1	234.0	(5)%

Subtotal Reportable Segments	856.6	830.5	3%

Cost of Revenues Charges	(0.6)	(168.5)
Selling, General and Administrative Charges, Net	(7.6)	(82.8)
Restructuring and Other (Costs) Income, Net	(32.0)	582.2
Amortization of Acquisition-related Intangible Assets	(329.1)	(285.9)

Consolidated Operating Income	$487.3	$875.5	(44)%

Reportable Segments Operating Income Margin	21.9%	21.3%

Consolidated Operating Income Margin	12.4%	22.4%

Income from the company’s reportable segments increased 3% to $857 million in the first quarter of 2015 due primarily to productivity improvements, net of inflationary costs increases and to a lesser extent, the acquisition of Life Technologies, offset in part by the unfavorable impact of foreign exchange and strategic growth investments.

Life Sciences Solutions
	Three Months Ended
	March 28,	March 29,
(Dollars in millions)	2015	2014	Change

Revenues	$1,019.9	$835.5	22%

Operating Income Margin	29.3%	29.3%	0.0pt

Sales in the Life Sciences Solutions segment increased $184 million to $1.02 billion in the first quarter of 2015, primarily due to the acquisition of Life Technologies. Had the acquisition of Life Technologies been completed at the beginning of 2013, pro forma revenues for the quarter would have decreased $85 million compared to pro forma first quarter 2014 revenues, including a decrease of $73 million due to the unfavorable effects of currency translation and a decrease of $29 million due to dispositions, net of other acquisitions, offset in part by an increase of $16 million (2%) due to higher revenues at existing businesses. The increase in pro forma revenue at existing businesses was primarily due to increased demand for bioprocess production products as well as biosciences products.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

Operating income margin was 29.3% in the first quarter of both 2015 and 2014. An increase primarily due to productivity improvements, net of inflationary cost increases was offset by exclusion in 2014 of January’s lower margin results for Life Technologies and unfavorable foreign exchange effects in 2015. Results for January commonly have a lower margin rate than results for the balance of the quarter, due to the phasing of revenue and costs.

Analytical Instruments
	Three Months Ended
	March 28,	March 29,
(Dollars in millions)	2015	2014	Change

Revenues	$727.4	$769.9	(6)%

Operating Income Margin	16.7%	17.0%	(0.3)pt

Sales in the Analytical Instruments segment decreased $43 million to $727 million in the first quarter of 2015. Sales decreased $50 million due to the unfavorable effects of currency translation offset in part by $6 million (1%) due to higher revenues at existing businesses, and $1 million due to acquisitions. The increase in revenue at existing businesses was primarily due to increased demand for chromatography instruments offset in part by modestly lower sales of chemical analysis products due primarily to softness in certain commodity materials markets.

Operating income margin was 16.7% in the first quarter of 2015 and 17.0% in the first quarter of 2014. The decrease resulted primarily from strategic growth investments and unfavorable sales mix, offset in part by productivity improvements, net of inflationary cost increases.

Specialty Diagnostics
	Three Months Ended
	March 28,	March 29,
(Dollars in millions)	2015	2014	Change

Revenues	$785.2	$813.7	(4)%

Operating Income Margin	27.3%	27.2%	0.1pt

Sales in the Specialty Diagnostics segment decreased $29 million to $785 million in the first quarter of 2015. Sales decreased $51 million due to the unfavorable effects of currency translation offset in part by $21 million (3%) due to higher revenues at existing businesses and $1 million due to an acquisition net of a divestiture. The increase in revenue at existing businesses was primarily due to increased demand for clinical diagnostics products, products sold through the segment’s healthcare market channel and, to a lesser extent, immunodiagnostics products.

Operating income margin was 27.3% in the first quarter of 2015 and 27.2% in the first quarter of 2014. The increase resulted primarily from productivity improvements and favorable sales mix, offset in part by strategic growth investments and unfavorable foreign currency exchange.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

Laboratory Products and Services
	Three Months Ended
	March 28,	March 29,
(Dollars in millions)	2015	2014	Change

Revenues	$1,513.4	$1,590.5	(5)%

Operating Income Margin	14.7%	14.7%	0.0pt

Sales in the Laboratory Products and Services segment decreased $77 million to $1.51 billion in the first quarter of 2015. Sales decreased $73 million due to the unfavorable effects of currency translation and $53 million due to divestitures. These decreases were offset by an increase of $49 million (3%) due to higher revenues at existing businesses. The increase in revenue at existing businesses was primarily due to increased demand for laboratory products.

Operating income margin was 14.7% in the first quarters of both 2015 and 2014. Decreases primarily due to unfavorable sales mix and strategic growth investments were offset by productivity improvements, net of inflationary cost increases.

Other Expense, Net
The company reported other expense, net, of $105 million and $101 million in the first quarter of 2015 and 2014, respectively (Note 4). Other expense, net includes interest income, interest expense, equity in earnings of unconsolidated subsidiaries, investment gains and losses, and other items, net. In the first quarter of 2015, other items, net includes costs of $7.5 million associated with entering into interest rate swap arrangements and a $3 million loss on the early extinguishment of debt. In the first quarter of 2014, other items, net includes a $4 million gain from an equity investment.

Provision for Income Taxes
    The company recorded a benefit from income taxes in the first quarter of 2015. In 2015, the company implemented tax planning initiatives related to non-U.S. subsidiaries. These initiatives resulted in additional foreign tax credits of $77 million, offset in part by additional U.S. income taxes of $27 million (net benefit of $50 million), which was a discrete item that reduced the company’s effective rate by 13.1 percentage points. The company expects its effective tax rate for all of 2015 will be less than 3% based on currently forecasted rates of profitability in the countries in which the company conducts business. Due primarily to the non-deductibility of intangible asset amortization for tax purposes, the company’s cash payments for income taxes are higher than its income tax expense for financial reporting purposes and are expected to total $550 to $575 million in 2015. The company’s effective tax rate was 29.9% in the first quarter of 2014. The provision for income taxes in the 2014 period included $252 million related to gains on the sales of businesses. Aside from the discrete tax on the gains, the company had a benefit from income taxes. In the first quarter of 2014, the company recognized a discrete tax benefit of $15.4 million, or 2.0 percentage points, attributable to tax rulings related to non-U.S. subsidiaries. The tax provision in the 2014 period was favorably affected by $5.2 million, or 0.7 percentage points, as a result of adjustments to deferred tax balances due to changes in tax rates. The effective tax rate in both periods was also affected by relatively significant earnings in lower tax jurisdictions.

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

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

Recent Accounting Pronouncements
In April 2015, the FASB issued new guidance that requires the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability, consistent with the current treatment of debt discounts. The guidance is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. The company is currently evaluating the impact the standard will have on its consolidated financial statements.

In January 2015, the FASB issued new guidance to simplify income statement classification by removing the concept of extraordinary items from U.S. GAAP. As a result, items that are both unusual and infrequent will no longer be separately reported net of tax after continuing operations. The company adopted this guidance effective January 2015. The adoption of this standard in 2015 did not have a material impact on the company’s consolidated financial statements.

In May 2014, the FASB issued new revenue recognition guidance which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity's nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is currently effective for the company in 2017. Early adoption is not permitted. The company is currently evaluating the impact the standard will have on its consolidated financial statements.

In April 2014, the FASB issued new guidance on reporting discontinued operations and disclosures of disposals. Under the new guidance, only disposals representing a strategic shift that has or will have a major effect on operations will be presented as discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of the company that does not qualify for discontinued operations reporting. The company adopted this guidance effective January 2015. The adoption of this standard in 2015 did not have a material impact on the company’s consolidated financial statements.

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

Liquidity and Capital Resources
Consolidated working capital was negative $0.68 billion at March 28, 2015, compared with $1.19 billion at December 31, 2014. Included in working capital were cash, cash equivalents and short-term investments of $873 million at March 28, 2015 and $1.35 billion at December 31, 2014. The decrease in working capital is primarily due to an increase in short-term debt of $1.95 billion.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)
First Three Months of 2015
Cash provided by operating activities was $80 million during the first three months of 2015. Increases in accounts receivable and inventories used cash of $125 million and $81 million, respectively, primarily to support growth in sales. An increase in other assets used cash of $38 million primarily for prepaid expenses due to timing of payments. Other liabilities decreased by $395 million primarily due to the timing of payments for incentive compensation, interest and income taxes. The company made cash contributions to its pension and postretirement benefit plans totaling $18 million during the first three months of 2015. Cash payments for income taxes increased to $187 million during the first three months of 2015, compared with $126 million in 2014. Payments for restructuring actions, principally severance costs and lease and other expenses of real estate consolidation, used cash of $42 million during the first three months of 2015.

During the first three months of 2015, the company’s investing activities used $394 million of cash. Acquisitions used cash of $299 million. The company’s investing activities also included the purchase of $97 million of property, plant and equipment.

The company’s financing activities used $100 million of cash during the first three months of 2015. Repayments of long-term debt totaled $851 million. An increase in commercial paper obligations provided cash of $1.22 billion. The company’s financing activities also included the repurchase of $500 million of the company’s common stock and the payment of $61 million in cash dividends, offset in part by $60 million of proceeds from employee stock option exercises. On November 8, 2012, the Board of Directors authorized the repurchase of up to $1.00 billion of the company’s common stock beginning January 1, 2013. At March 28, 2015, $410 million was available for future repurchases of the company’s common stock under this authorization.

The company’s commitments for purchases of property, plant and equipment contractual obligations and other commercial commitments did not change materially between December 31, 2014 and March 28, 2015. The company expects that for all of 2015, expenditures for property, plant and equipment, net of disposals, will approximate between $435 to $450 million.

As of March 28, 2015, the company’s short-term debt totaled $4.16 billion, including $1.76 billion of senior notes, due in the next twelve months, $1.18 billion on the company’s term loan and $1.22 billion of commercial paper obligations. The company has a revolving credit facility with a bank group that provides up to $2.00 billion of unsecured multi-currency revolving credit. If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of March 28, 2015, no borrowings were outstanding under the company’s revolving credit facility, although available capacity was reduced by approximately $59 million as a result of outstanding letters of credit.

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

The company believes that its existing cash and short-term investments of $873 million as of March 28, 2015 and its future cash flow from operations together with available borrowing capacity under its revolving credit agreement will be sufficient to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

First Three Months of 2014
Cash provided by operating activities was $101 million during the first three months of 2014. Increases in accounts receivable and inventories used cash of $193 million and $32 million, respectively, primarily to support growth in sales. The timing of the acquisition of Life Technologies on February 3, 2014 unfavorably affected working capital by omitting January collections of seasonally high year-end accounts receivable balances. Other liabilities increased by $267 million primarily due to the timing of payments for income taxes. Cash flow from operations in the the first three months of 2014 benefitted from deferral of tax payments on the gains from sale of businesses, which were paid in June 2014. In the the first three months of 2014, the company made cash payments including monetizing certain equity awards, severance obligations and transaction costs totaling $242 million related to the acquisition of Life Technologies. The company made cash contributions to its pension and postretirement benefit plans totaling $19 million during the first three months of 2014. Cash payments for income taxes totaled $126 million.

During the first three months of 2014, the company’s investing activities used $12.07 billion of cash, principally for the acquisition of Life Technologies. Acquisitions used cash of $13.06 billion. Proceeds from the sale of businesses provided $1.06 billion. The company’s investing activities also included the purchase of $105 million of property, plant and equipment.

The company’s financing activities provided $7.64 billion of cash during the first three months of 2014. To partially fund the acquisition of Life Technologies, the company borrowed $5.00 billion under an unsecured term loan (Note 9) and issued 34.9 million shares of its common stock for net proceeds of $2.94 billion in cash. An increase in commercial paper obligations provided cash of $208 million. The company’s financing activities also included the receipt of $88 million of proceeds from employee stock option exercises offset by the payment of $55 million in cash dividends.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The company’s exposure to market risk from changes in interest rates, currency exchange rates and commodity prices has not changed materially from its exposure at year-end 2014.
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures

    The company’s management, with the participation of the company’s chief executive officer and chief financial officer, evaluated the effectiveness of the company’s disclosure controls and procedures as of March 28, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the company’s disclosure controls and procedures as of March 28, 2015, the company’s chief executive officer and chief financial officer concluded that, as of such date, the company’s disclosure controls and procedures were effective at the reasonable assurance level.

THERMO FISHER SCIENTIFIC INC.

Changes in Internal Control over Financial Reporting
There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended March 28, 2015, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

PART II OTHER INFORMATION
Item 1. Legal Proceedings
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

As a multinational corporation, we are exposed to fluctuations in currency exchange rates, which could adversely affect our cash flows and results of operations. International markets contribute a substantial portion of our revenues, and we intend to continue expanding our presence in these regions. The exposure to fluctuations in currency exchange rates takes on different forms. International revenues and costs are subject to the risk that fluctuations in exchange rates could adversely affect our reported revenues and profitability when translated into U.S. dollars for financial reporting purposes. These fluctuations could also adversely affect the demand for products and services provided by us. As a multinational corporation, our businesses occasionally invoice third-party customers in currencies other than the one in which they primarily do business (the “functional currency”). Movements in the invoiced currency relative to the functional currency could adversely impact our cash flows and our results of operations. Should our international sales grow, exposure to fluctuations in currency exchange rates could have a larger effect on our financial results. In the first three months of 2015, currency translation had an unfavorable effect of $229 million on the revenues due to the strengthening of the U.S. dollar relative to other currencies in which the company sells products and services. For the remainder of 2015, the company is expecting a significant negative impact on revenues and operating income due to the stronger U.S. dollar.

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

Moreover, we have acquired many companies and businesses. As a result of these acquisitions, we recorded significant goodwill and indefinite-lived intangible assets (primarily tradenames) on our balance sheet, which amount to approximately $18.73 billion and $1.30 billion, respectively, as of March 28, 2015. In addition, we have definite-lived intangible assets totaling $12.32 billion as of March 28, 2015. We assess the realizability of goodwill and indefinite-lived intangible assets annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. We assess the realizability of definite-lived intangible assets whenever events or changes in circumstances indicate that these assets may be impaired. These events or circumstances would generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and intangible assets will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill and intangible assets, we may be required to incur material charges relating to the impairment of those assets.

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

Our business could be adversely affected by disruptions at our sites. We rely upon our manufacturing operations to produce many of the products we sell and our warehouse facilities to store products, pending sale. Any significant disruption of those operations for any reason, such as strikes or other labor unrest, power interruptions, fire, or other events beyond our control could adversely affect our sales and customer relationships and therefore adversely affect our business. We have significant operations in California, near major earthquake faults, which makes us susceptible to earthquake risk. Although most of our raw materials are available from a number of potential suppliers, our operations also depend upon our ability to obtain raw materials at reasonable prices. If we are unable to obtain the materials we need at a reasonable price, we may not be able to produce certain of our products or we may not be able to produce certain of these products at a marketable price, which could have an adverse effect on our results of operations.

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

Our debt may restrict our investment opportunities or limit our activities. As of March 28, 2015, we had approximately $14.86 billion in outstanding indebtedness. In addition, we have a revolving credit facility that provides for up to $2.00 billion of unsecured multi-currency revolving credit. We may also obtain additional long-term debt and lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.

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

Additionally, the agreements governing our debt require that we maintain certain financial ratios, and contain affirmative and negative covenants that restrict our activities by, among other limitations, limiting our ability to incur additional indebtedness, make investments, create liens, sell assets and enter into transactions with affiliates. The covenants in our revolving credit facility and the term credit facility that we entered into to partially finance the Life Technologies acquisition include a total debt-to-EBITDA ratio and an interest coverage ratio. Specifically, the company has agreed that, so long as any lender has any commitment under either facility, or any loan or other obligation is outstanding under either facility, or any letter of credit is outstanding under the revolving credit facility, it will not permit (as the following terms are defined in the facility) the Consolidated Leverage Ratio (the ratio of consolidated Indebtedness to Consolidated EBITDA) as at the last day of any fiscal quarter to be greater than 4.0 to 1.0, decreasing to 3.5 to 1.0 by August 2015, or the Consolidated Interest Coverage Ratio (the ratio of Consolidated EBITDA to Consolidated Interest Expense) to be less than 3.0 to 1.0.

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
A summary of the share repurchase activity for the company’s first quarter of 2015 follows:
			Total
			Number of	Maximum
			Shares	Dollar Amount
			Purchased as	of Shares That
			Part of	May Yet Be
	Total		Publicly	Purchased Under
	Number of	Average	Announced	the Plans or
	Shares	Price Paid	Plans or	Programs (1)
Period	Purchased	per Share	Programs (1)	(in millions)

Fiscal January (Jan. 1 – Jan. 31)	3,916,772	$127.66	3,916,772	$410.2
Fiscal February (Feb. 1 – Feb. 28)	—	—	—	410.2
Fiscal March (Mar. 1 – Mar. 28)	—	—	—	410.2

Total First Quarter	3,916,772	$127.66	3,916,772	$410.2

(1)
On November 8, 2012, the company announced a repurchase program authorizing the purchase of up to $1 billion of the company's common stock beginning January 1, 2013. All of the shares of common stock repurchased by the company during the first quarter of 2015 were purchased under this program.

Item 6. Exhibits
See Exhibit Index on page 49.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 1, 2015	THERMO FISHER SCIENTIFIC INC.

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

_______________________
*	Indicates management contract or compensatory plan, contract or arrangement.

**
Certification is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. Such certification is not deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act except to the extent that the registrant specifically incorporates it by reference.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 28, 2015, and December 31, 2014, (ii) Consolidated Statements of Income for the three months ended March 28, 2015 and March 29, 2014, (iii) Consolidated Statement of Comprehensive Income for the three months ended March 28, 2015 and March 29, 2014, (iv) Consolidated Statements of Cash Flows for the three months ended March 28, 2015 and March 29, 2014, (v) Consolidated Statement of Shareholders’ Equity for the three months ended March 28, 2015 and March 29, 2014 and (vi) Notes to Consolidated Financial Statements.