Form 10-Q
period 2015-09-26
THERMO FISHER SCIENTIFIC INC.
filed 2015-10-30
CIK 97745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________________________________________

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended September 26, 2015

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-8002

THERMO FISHER SCIENTIFIC INC.
(Exact name of Registrant as specified in its charter)

Delaware	04-2209186
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

81 Wyman Street
Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at September 26, 2015
Common Stock, $1.00 par value	399,097,699

THERMO FISHER SCIENTIFIC INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 26, 2015

THERMO FISHER SCIENTIFIC INC.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 26,	December 31,
(In millions except share and per share amounts)	2015	2014

Assets
Current Assets:
Cash and cash equivalents	$503.4	$1,343.5
Accounts receivable, less allowances of $77.7 and $74.1	2,543.9	2,473.6
Inventories	1,987.2	1,859.5
Deferred tax assets	263.3	303.3
Other current assets	728.1	559.9

Total current assets	6,025.9	6,539.8

Property, Plant and Equipment, Net	2,392.2	2,426.5
Acquisition-related Intangible Assets, Net	13,015.1	14,110.1
Other Assets	967.6	933.1
Goodwill	18,746.3	18,842.6

Total Assets	$41,147.1	$42,852.1

Liabilities and Shareholders' Equity
Current Liabilities:
Short-term obligations and current maturities of long-term obligations	$3,034.0	$2,212.4
Accounts payable	783.3	820.7
Accrued payroll and employee benefits	549.3	668.9
Accrued income taxes	51.4	165.1
Deferred revenue	320.9	311.9
Other accrued expenses	996.2	1,170.8

Total current liabilities	5,735.1	5,349.8

Deferred Income Taxes	3,031.7	3,430.7
Other Long-term Liabilities	1,252.2	1,171.9
Long-term Obligations	10,277.9	12,351.6

Shareholders' Equity:
Preferred stock, $100 par value, 50,000 shares authorized; none issued
Common stock, $1 par value, 1,200,000,000 shares authorized; 411,407,252 and
408,461,670 shares issued	411.4	408.5
Capital in excess of par value	11,732.8	11,473.6
Retained earnings	11,599.7	10,406.9
Treasury stock at cost, 12,309,553 and 7,991,782 shares	(1,007.3)	(455.9)
Accumulated other comprehensive items	(1,886.4)	(1,285.0)

Total shareholders' equity	20,850.2	20,548.1

Total Liabilities and Shareholders' Equity	$41,147.1	$42,852.1

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
(In millions except per share amounts)	2015	2014	2015	2014

Revenues
Product revenues	$3,570.3	$3,628.5	$10,635.1	$10,781.9
Service revenues	552.9	542.9	1,677.8	1,614.9

Total revenues	4,123.2	4,171.4	12,312.9	12,396.8

Costs and Operating Expenses:
Cost of product revenues	1,853.9	1,873.9	5,481.7	5,920.1
Cost of service revenues	386.0	363.9	1,183.6	1,076.6
Selling, general and administrative expenses	1,133.3	1,228.7	3,421.7	3,659.5
Research and development expenses	171.6	175.2	512.0	508.6
Restructuring and other costs (income), net	15.5	(110.6)	67.9	(631.9)

Total costs and operating expenses	3,560.3	3,531.1	10,666.9	10,532.9

Operating Income	562.9	640.3	1,646.0	1,863.9
Other Expense, Net	(94.8)	(101.1)	(292.3)	(313.8)

Income from Continuing Operations Before Income Taxes	468.1	539.2	1,353.7	1,550.1
Benefit from (Provision for) Income Taxes	9.2	(69.3)	20.3	(258.6)

Income from Continuing Operations	477.3	469.9	1,374.0	1,291.5
(Loss) Gain from Discontinued Operations (net of income tax (benefit) provision of ($0.7), $1.0, ($0.7) and $1.0)	(1.2)	1.7	(1.2)	1.7

Net Income	$476.1	$471.6	$1,372.8	$1,293.2

Earnings per Share from Continuing Operations
Basic	$1.20	$1.17	$3.45	$3.25
Diluted	$1.19	$1.16	$3.42	$3.21

Earnings per Share
Basic	$1.19	$1.18	$3.45	$3.25
Diluted	$1.18	$1.17	$3.42	$3.22

Weighted Average Shares
Basic	399.0	399.9	398.4	397.5
Diluted	402.0	403.7	401.7	401.7

Cash Dividends Declared per Common Share	$.15	$.15	$.45	$.45

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
(In millions)	2015	2014	2015	2014

Comprehensive Income (Loss)
Net Income	$476.1	$471.6	$1,372.8	$1,293.2

Other Comprehensive Items:
Currency translation adjustment	(263.6)	(619.5)	(605.6)	(655.9)
Unrealized gains on available-for-sale investments:
Unrealized holding (losses) gains arising during the period (net of tax benefit of $0.2, $0.2, $0.2 and $0.1)	(0.2)	(0.1)	(0.2)	1.7
Reclassification adjustment for gains included in net income (net of tax provision of $0.0)	—	—	—	(1.4)
Unrealized losses on hedging instruments:
Unrealized loss on hedging instruments (net of tax benefit of $17.7 and $3.6)	(28.7)	—	(5.7)	—
Reclassification adjustment for losses included in net income (net of tax benefit of $0.5, $0.5, $1.1 and $1.4)	0.6	0.7	2.5	2.2
Pension and other postretirement benefit liability adjustment:
Pension and other postretirement benefit liability adjustments arising during the period (net of tax (benefit) provision of ($0.2), $2.1, $1.5 and $1.2)	(1.0)	4.9	2.4	2.3
Amortization of net loss and prior service benefit included in net periodic pension cost (net of tax benefit of $0.7, $0.5, $1.9 and $1.7)	1.6	1.4	5.2	4.0

Total other comprehensive items	(291.3)	(612.6)	(601.4)	(647.1)

Comprehensive Income (Loss)	$184.8	$(141.0)	$771.4	$646.1

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 26,	September 27,
(In millions)	2015	2014

Operating Activities
Net income	$1,372.8	$1,293.2
Loss (income) from discontinued operations	1.2	(1.7)

Income from continuing operations	1,374.0	1,291.5

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,263.7	1,256.1
Change in deferred income taxes	(285.9)	(583.8)
Net gains on sale of businesses	(7.6)	(894.4)
Non-cash stock-based compensation	91.8	86.6
Tax benefits from stock-based compensation awards	(55.6)	(61.1)
Non-cash charges for sale of inventories revalued at the date of acquisition	0.7	303.1
Other non-cash expenses, net	39.5	27.8
Changes in assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	(145.9)	(117.3)
Inventories	(175.3)	(109.1)
Other assets	(213.7)	205.8
Accounts payable	(26.9)	(3.3)
Other liabilities	(236.3)	304.8
Contributions to retirement plans	(25.7)	(37.3)

Net cash provided by continuing operations	1,596.8	1,669.4
Net cash used in discontinued operations	(8.0)	(3.5)

Net cash provided by operating activities	1,588.8	1,665.9

Investing Activities
Acquisitions, net of cash acquired	(306.0)	(13,056.1)
Proceeds from sale of businesses, net of cash divested	—	1,520.0
Purchase of property, plant and equipment	(293.5)	(270.9)
Proceeds from sale of property, plant and equipment	7.5	19.7
Proceeds from sale of investments	9.8	84.4
Decrease in restricted cash	7.9	50.2
Other investing activities, net	(1.7)	(4.0)

Net cash used in investing activities	$(576.0)	$(11,656.7)

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(Unaudited)

	Nine Months Ended
	September 26,	September 27,
(In millions)	2015	2014

Financing Activities
Net proceeds from issuance of long-term debt	$542.8	$4,999.6
Repayment of long-term obligations	(2,481.0)	(3,430.3)
Increase in commercial paper, net	725.5	212.2
Decrease in short-term notes payable	—	(28.2)
Purchases of company common stock	(500.0)	—
Dividends paid	(180.7)	(174.8)
Net proceeds from issuance of company common stock	—	2,942.0
Net proceeds from issuance of company common stock under employee stock plans	96.6	132.7
Tax benefits from stock-based compensation awards	55.6	61.1
Other financing activities, net	(5.9)	(7.5)

Net cash (used in) provided by financing activities	(1,747.1)	4,706.8

Exchange Rate Effect on Cash	(105.8)	(7.7)

Decrease in Cash and Cash Equivalents	(840.1)	(5,291.7)
Cash and Cash Equivalents at Beginning of Period	1,343.5	5,826.0

Cash and Cash Equivalents at End of Period	$503.4	$534.3

See Note 13 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

							Accumulated
			Capital in				Other	Total
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive	Shareholders'
(In millions)	Shares	Amount	Par Value	Earnings	Shares	Amount	Items	Equity

Balance at December 31, 2013	369.6	$369.6	$8,222.6	$8,753.3	(7.6)	$(412.2)	$(77.2)	$16,856.1

Issuance of shares under employees' and directors' stock plans	3.5	3.5	139.0	—	(0.4)	(43.2)	—	99.3
Issuance of shares	34.9	34.9	2,907.4	—	—	—	—	2,942.3
Stock-based compensation	—	—	86.6	—	—	—	—	86.6
Tax benefit related to employees' and directors' stock plans	—	—	60.9	—	—	—	—	60.9
Dividends declared	—	—	—	(180.5)	—	—	—	(180.5)
Net income	—	—	—	1,293.2	—	—	—	1,293.2
Other comprehensive items	—	—	—	—	—	—	(647.1)	(647.1)
Other	—	—	(0.2)	—	—	—	—	(0.2)

Balance at September 27, 2014	408.0	$408.0	$11,416.3	$9,866.0	(8.0)	$(455.4)	$(724.3)	$20,510.6

Balance at December 31, 2014	408.5	$408.5	$11,473.6	$10,406.9	(8.0)	$(455.9)	$(1,285.0)	$20,548.1
Issuance of shares under employees' and directors' stock plans	2.9	2.9	112.6	—	(0.4)	(51.4)	—	64.1
Stock-based compensation	—	—	91.8	—	—	—	—	91.8
Tax benefit related to employees' and directors' stock plans	—	—	54.8	—	—	—	—	54.8
Purchases of company common stock	—	—	—	—	(3.9)	(500.0)	—	(500.0)
Dividends declared	—	—	—	(180.0)	—	—	—	(180.0)
Net income	—	—	—	1,372.8	—	—	—	1,372.8
Other comprehensive items	—	—	—	—	—	—	(601.4)	(601.4)

Balance at September 26, 2015	411.4	$411.4	$11,732.8	$11,599.7	(12.3)	$(1,007.3)	$(1,886.4)	$20,850.2

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

Interim Financial Statements
The interim consolidated financial statements presented herein have been prepared by the company, are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at September 26, 2015, the results of operations for the three- and nine-month periods ended September 26, 2015, and September 27, 2014, and the cash flows for the nine-month periods ended September 26, 2015, and September 27, 2014. Interim results are not necessarily indicative of results for a full year.

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

Note 1 to the consolidated financial statements for 2014 describes the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no material changes in the company’s significant accounting policies during the nine months ended September 26, 2015.

Warranty Obligations
Product warranties are included in other accrued expenses in the accompanying balance sheet. The changes in the carrying amount of standard product warranty obligations are as follows:
	Nine Months Ended
	September 26,	September 27,
(In millions)	2015	2014

Beginning Balance	$57.5	$49.8
Provision charged to income	59.9	57.6
Usage	(59.0)	(58.0)
Acquisitions	0.5	7.1
Adjustments to previously provided warranties, net	(2.1)	1.0
Currency translation	(2.2)	(1.3)

Ending Balance	$54.6	$56.2

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Inventories
The components of inventories are as follows:
	September 26,	December 31,
(In millions)	2015	2014

Raw Materials	$460.8	$441.6
Work in Process	241.2	207.6
Finished Goods	1,285.2	1,210.3

Inventories	$1,987.2	$1,859.5

Property, Plant and Equipment
Property, plant and equipment consists of the following:
	September 26,	December 31,
(In millions)	2015	2014

Land	$278.9	$281.8
Buildings and Improvements	987.3	955.1
Machinery, Equipment and Leasehold Improvements	2,765.7	2,632.0

Property, Plant and Equipment, at Cost	4,031.9	3,868.9
Less: Accumulated Depreciation and Amortization	1,639.7	1,442.4

Property, Plant and Equipment, Net	$2,392.2	$2,426.5

Acquisition-related Intangible Assets
Acquisition-related intangible assets are as follows:
	September 26, 2015			December 31, 2014
		Accumulated			Accumulated
(In millions)	Gross	Amortization	Net	Gross	Amortization	Net

Definite Lived:
Customer relationships	$11,783.0	$(3,917.6)	$7,865.4	$11,866.8	$(3,340.6)	$8,526.2
Product technology	4,825.2	(1,728.2)	3,097.0	4,898.1	(1,501.3)	3,396.8
Tradenames	1,312.1	(526.0)	786.1	1,333.0	(448.7)	884.3
Other	33.6	(33.2)	0.4	34.2	(33.3)	0.9

	17,953.9	(6,205.0)	11,748.9	18,132.1	(5,323.9)	12,808.2

Indefinite Lived:
Tradenames	1,234.8	—	1,234.8	1,234.8	—	1,234.8
In-process research and development	31.4	—	31.4	67.1	—	67.1

	1,266.2	—	1,266.2	1,301.9	—	1,301.9

Acquisition-related Intangible Assets	$19,220.1	$(6,205.0)	$13,015.1	$19,434.0	$(5,323.9)	$14,110.1

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

Recent Accounting Pronouncements

    In September 2015, the FASB issued new guidance which eliminates the requirement for an acquirer in a business combination to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The new guidance also sets forth new disclosure requirements related to the adjustments. The guidance is effective for the company in 2017. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the company’s consolidated financial statements.

In July 2015, the FASB issued new guidance which requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance does not apply to inventory that is measured using last-in, first-out (LIFO). The guidance is effective for the company in 2017. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the company’s consolidated financial statements.

In April 2015, the FASB issued new guidance which requires the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability, consistent with the current treatment of debt discounts. The guidance is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. Adoption of this standard will not have a material impact on the company’s consolidated balance sheet.

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

2015
On September 30, 2015, the company acquired, within the Laboratory Products and Services segment, Alfa Aesar, a U.K.-based global manufacturer of research chemicals from Johnson Matthey Plc, for £257 million ($389 million) in cash. The acquisition expanded the company’s existing portfolio of chemicals, solvents and reagents. Revenues of Alfa Aesar were approximately £78 million in 2014. The purchase price allocation for the acquisition is not yet available.

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

In addition, in 2015, the company acquired, within the Analytical Instruments segment, selected assets of certain existing channel partners for its chromatography and mass spectrometry products and, within the Specialty Diagnostics segment, an existing channel partner for its transplant diagnostics products, for an aggregate purchase price of $19 million.

During the first nine months of 2015, the company made contingent purchase price payments totaling $11 million for acquisitions completed prior to 2015. The contingent purchase price payments were contractually due to the sellers upon achievement of certain performance criteria at the acquired businesses.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The components of the purchase price and net assets acquired for 2015 acquisitions completed prior to September 26, 2015 are as follows:

(In millions)	Advanced Scientifics	Other	Total

Purchase Price
Cash paid	$289.1	$18.5	$307.6
Purchase price payable	—	1.3	1.3
Cash acquired	(0.3)	(1.3)	(1.6)

	$288.8	$18.5	$307.3

Net Assets Acquired
Current assets	$27.8	$4.6	$32.4
Property, plant and equipment	10.6	0.1	10.7
Definite-lived intangible assets:
Customer relationships	90.0	7.9	97.9
Product technology	36.5	—	36.5
Tradenames and other	2.3	—	2.3
Goodwill	125.1	8.9	134.0
Other assets	0.2	—	0.2
Liabilities assumed	(3.7)	(3.0)	(6.7)

	$288.8	$18.5	$307.3

    The weighted-average amortization periods for definite-lived intangible assets acquired in 2015 are 16 years for customer relationships, 10 years for product technology and 10 years for tradenames and other. The weighted average amortization period for all definite-lived intangible assets acquired in 2015 is 14 years.

Unaudited Pro Forma Information
The company acquired Life Technologies in February 2014. Had the acquisition of Life Technologies been completed as of the beginning of 2013, the company’s pro forma results for the first nine months of 2014 would have been as follows:

Nine Months Ended
September 27,
(In millions except per share amounts)	2014

Revenues	$12,675.0

Net Income	$1,592.6

Earnings per Share:
Basic	$3.99
Diluted	$3.95

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

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Business Segment Information

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
(In millions)	2015	2014	2015	2014

Revenues
Life Sciences Solutions	$1,080.4	$1,071.9	$3,229.6	$3,010.5
Analytical Instruments	778.5	786.5	2,282.9	2,349.8
Specialty Diagnostics	776.9	811.8	2,379.2	2,480.6
Laboratory Products and Services	1,638.2	1,628.7	4,844.9	4,918.6
Eliminations	(150.8)	(127.5)	(423.7)	(362.7)

Consolidated revenues	4,123.2	4,171.4	12,312.9	12,396.8

Segment Income (a)
Life Sciences Solutions	332.7	306.3	954.9	850.0
Analytical Instruments	146.5	137.8	407.8	399.1
Specialty Diagnostics	204.9	224.3	646.2	681.7
Laboratory Products and Services	249.6	246.6	731.7	738.3

Subtotal reportable segments (a)	933.7	915.0	2,740.6	2,669.1

Cost of revenues charges	(0.8)	(2.1)	(2.5)	(326.7)
Selling, general and administrative charges, net	(24.6)	(20.3)	(35.4)	(118.0)
Restructuring and other (costs) income, net	(15.5)	110.6	(67.9)	631.9
Amortization of acquisition-related intangible assets	(329.9)	(362.9)	(988.8)	(992.4)

Consolidated operating income	562.9	640.3	1,646.0	1,863.9
Other expense, net (b)	(94.8)	(101.1)	(292.3)	(313.8)

Income from continuing operations before incometaxes	$468.1	$539.2	$1,353.7	$1,550.1

Depreciation
Life Sciences Solutions	$38.4	$37.1	$106.7	$97.4
Analytical Instruments	9.9	9.4	28.6	29.0
Specialty Diagnostics	18.8	19.4	54.6	57.4
Laboratory Products and Services	30.7	26.9	85.0	79.9

Consolidated depreciation	$97.8	$92.8	$274.9	$263.7

(a)	Represents operating income before certain charges to cost of revenues and selling, general and administrative expenses; restructuring and other costs, net; and amortization of acquisition-related intangibles.
(b)	The company does not allocate other expense, net to its segments.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4. Other Expense, Net
The components of other expense, net, in the accompanying statement of income are as follows:
	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
(In millions)	2015	2014	2015	2014

Interest Income	$7.2	$10.5	$21.9	$38.4
Interest Expense	(100.6)	(116.8)	(311.9)	(363.7)
Other Items, Net	(1.4)	5.2	(2.3)	11.5

Other Expense, Net	$(94.8)	$(101.1)	$(292.3)	$(313.8)

Other Items, Net

    In the first nine months of 2015, other items, net includes costs of $7.5 million associated with entering into interest rate swap arrangements and losses of $6 million on the early extinguishment of debt. In the first nine months of 2014, other items, net includes $9 million of gains from investments.

Note 5. Stock-based Compensation Expense
The components of stock-based compensation expense are primarily included in selling, general and administrative expenses and include the following:

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
(In millions)	2015	2014	2015	2014

Stock Option Awards	$11.1	$11.7	$32.4	$34.1
Restricted Unit Awards	21.4	18.9	59.4	52.5

Total Stock-based Compensation Expense	$32.5	$30.6	$91.8	$86.6

    As of September 26, 2015, there was $84 million of total unrecognized compensation cost related to unvested stock options granted. The cost is expected to be recognized through 2019 with a weighted average amortization period of 2.4 years.

    As of September 26, 2015, there was $140 million of total unrecognized compensation cost related to unvested restricted stock unit awards. The cost is expected to be recognized through 2019 with a weighted average amortization period of 2.2 years.

    During the first nine months of 2015, the company made equity compensation grants to employees consisting of 0.9 million service- and performance-based restricted stock units and options to purchase 1.8 million shares.

    Certain pre-acquisition equity awards of Life Technologies were converted to rights to receive future cash payments over the remaining vesting period. In addition to stock-based compensation, which is included in the above table, in the third quarter of 2015 and 2014 and first nine months of 2015 and 2014, the company recorded expense for cash-in-lieu of equity of $4.2 million, $9.2 million, $18.1 million and $26.3 million, respectively, related to these arrangements.

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

Net periodic benefit costs for the company’s defined benefit pension plans include the following components:

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
(In millions)	2015	2014	2015	2014

Service Cost-Benefits Earned	$7.7	$8.0	$20.0	$17.6
Interest Cost on Benefit Obligation	19.4	23.6	58.1	67.2
Expected Return on Plan Assets	(23.4)	(25.0)	(70.0)	(71.2)
Amortization of Actuarial Net Loss	2.3	1.9	7.0	5.9
Other	(0.1)	0.2	(0.1)	0.1

Net Periodic Benefit Cost	$5.9	$8.7	$15.0	$19.6

Note 7. Income Taxes
    The provision for income taxes in the accompanying statement of income differs from the provision calculated by applying the statutory federal income tax rate of 35% to income from continuing operations before provision for income taxes due to the following:

	Nine Months Ended
	September 26,	September 27,
(In millions)	2015	2014

Provision for Income Taxes at Statutory Rate	$473.8	$542.5

Increases (Decreases) Resulting From:
Foreign rate differential	(148.9)	(187.6)
Income tax credits	(241.4)	(122.5)
Manufacturing deduction	(27.2)	(26.6)
Singapore tax holiday	(11.5)	(10.3)
Impact of change in tax laws and apportionment on deferred taxes	(13.5)	(26.0)
Nondeductible expenses	6.9	9.6
Provision (reversal) of tax reserves, net	—	25.3
Basis difference on disposal of businesses	—	26.3
Tax return reassessments	(51.0)	(1.5)
State income taxes, net of federal tax	(4.8)	27.7
Other, net	(2.7)	1.7

Provision for (benefit from) income taxes	$(20.3)	$258.6

    In 2015, the company implemented tax planning initiatives related to non-U.S. subsidiaries. As a result of these initiatives, the company generated U.S. foreign tax credits of $112 million, offset in part by additional U.S. income taxes of $39 million on the related foreign income which reduced the benefit from the foreign tax rate differential in 2015.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

    In 2015, the company recorded discrete benefits totaling $51 million related to additional prior year foreign tax and other credits as well as restructuring and other costs associated with the 2014 acquisition of Life Technologies.

    The company has significant activities in Singapore and has received considerable tax incentives. The local taxing authority granted the company pioneer company status which provides an incentive encouraging companies to undertake activities that have the effect of promoting economic or technological development in Singapore. This incentive equates to a tax exemption on earnings associated with most of the company’s manufacturing activities in Singapore and continues through December 31, 2021. The impact of this tax holiday decreased the annual effective tax rate by 0.8% and increased diluted earnings per share by approximately $0.03 in the first nine months of 2015.

    The company’s unrecognized tax benefits increased to $274.4 million at September 26, 2015, from $214.1 million at December 31, 2014. Of the total increase, $70.0 million resulted from the utilization of deferred tax assets, offset in part by a reduction of $9.7 million from a resolution of an IRS audit of Life Technologies for which a reserve had previously been established.

Note 8. Earnings per Share
	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
(In millions except per share amounts)	2015	2014	2015	2014

Income from Continuing Operations	$477.3	$469.9	$1,374.0	$1,291.5
(Loss) Income from Discontinued Operations	(1.2)	1.7	(1.2)	1.7

Net Income	$476.1	$471.6	$1,372.8	$1,293.2

Basic Weighted Average Shares	399.0	399.9	398.4	397.5
Plus Effect of:
Equity forward arrangement	—	—	—	0.2
Stock options and restricted units	3.0	3.8	3.3	4.0

Diluted Weighted Average Shares	402.0	403.7	401.7	401.7

Basic Earnings per Share:
Continuing operations	$1.20	$1.17	$3.45	$3.25
Discontinued operations	—	—	—	—

Basic Earnings per Share	$1.19	$1.18	$3.45	$3.25

Diluted Earnings per Share:
Continuing operations	$1.19	$1.16	$3.42	$3.21
Discontinued operations	—	—	—	—

Diluted Earnings per Share	$1.18	$1.17	$3.42	$3.22

    Options to purchase 3.5 million, 2.4 million, 3.7 million and 2.4 million shares of common stock were not included in the computation of diluted earnings per share for the third quarter of 2015 and 2014 and first nine months of 2015 and 2014, respectively, because their effect would have been antidilutive.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 9. Debt and Other Financing Arrangements
	Effective
	Interest Rate at
	September 26,	September 26,	December 31,
(Dollars in millions)	2015	2015	2014

Commercial Paper	1.01%	$727.6	$—
Term Loan		—	1,275.0
4.40% 5-Year Senior Notes, Due 3/1/2015		—	500.0
3.20% 5-Year Senior Notes, Due 5/1/2015		—	450.0
5.00% 10-Year Senior Notes, Due 6/1/2015		—	250.0
3.50% 5-Year Senior Notes, Due 1/15/2016	1.06%	400.0	400.0
3.20% 5-Year Senior Notes, Due 3/1/2016	3.21%	900.0	900.0
2.25% 5-Year Senior Notes, Due 8/15/2016	2.29%	1,000.0	1,000.0
1.30% 3-Year Senior Notes, Due 2/1/2017	0.70%	900.0	900.0
1.85% 5-Year Senior Notes, Due 1/15/2018	1.85%	500.0	500.0
2.40% 5-Year Senior Notes, Due 2/1/2019	2.44%	900.0	900.0
6.00% 10-Year Senior Notes, Due 3/1/2020	2.98%	750.0	750.0
4.70% 10-Year Senior Notes, Due 5/1/2020	3.03%	300.0	300.0
5.00% 10-Year Senior Notes, Due 1/15/2021	3.25%	400.0	400.0
4.50% 10-Year Senior Notes, Due 3/1/2021	2.93%	1,000.0	1,000.0
3.60% 10-Year Senior Notes, Due 8/15/2021	2.63%	1,100.0	1,100.0
3.30% 7-Year Senior Notes, Due 2/15/2022	3.30%	800.0	800.0
2.15% 7-Year Senior Notes, Due 7/21/2022 (euro-denominated)	2.18%	559.8	—
3.15% 10-Year Senior Notes, Due 1/15/2023	3.21%	800.0	800.0
4.15% 10-Year Senior Notes, Due 2/1/2024	4.07%	1,000.0	1,000.0
2.00% 10-Year Senior Notes, Due 4/15/2025 (euro-denominated)	2.03%	716.5	774.3
5.30% 30-Year Senior Notes, Due 2/1/2044	5.30%	400.0	400.0
Other		17.4	23.2

Total Borrowings at Par Value		13,171.3	14,422.5
Fair Value Hedge Accounting Adjustments		26.9	(0.5)
Unamortized Premium, Net		113.7	142.0

Total Borrowings at Carrying Value		13,311.9	14,564.0
Less: Short-term Obligations and Current Maturities		3,034.0	2,212.4

Long-term Obligations		$10,277.9	$12,351.6

    The effective interest rates for the fixed-rate debt include the stated interest on the notes, the accretion of any discount or amortization of any premium and, if applicable, adjustments related to hedging.

See Note 12 for fair value information pertaining to the company’s long-term obligations.
Credit Facilities

    The company has a revolving credit facility with a bank group that provides for up to $2.00 billion of unsecured multi-currency revolving credit. The facility expires in July 2018. The agreement calls for interest at either a LIBOR-based rate or a rate based on the prime lending rate of the agent bank, at the company’s option. The agreement contains affirmative, negative and financial covenants, and events of default customary for financings of this type. The financial covenant requires the company to maintain a Consolidated Leverage Ratio of debt to EBITDA (as defined in the agreement) below 3.5 to 1.0 and an Interest Coverage Ratio of EBITDA (as defined in the agreement) to interest expense of 3.0 to 1.0. The credit agreement permits the company to use the facility for working capital; acquisitions; repurchases of common stock, debentures and other securities; the refinancing of debt; and general corporate purposes. The credit agreement allows for the issuance of letters of credit, which reduces the amount available for borrowing. If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of September 26, 2015, no borrowings were outstanding under the facility, although available capacity was reduced by approximately $62 million as a result of outstanding letters of credit.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Commercial Paper Program

    The company has a U.S. commercial paper program pursuant to which it may issue and sell unsecured, short-term promissory notes (CP Notes). Maturities may not exceed 397 days from the date of issue and the CP Notes rank pari passu with all of the company’s other unsecured and unsubordinated indebtedness. CP Notes are issued on a private placement basis under customary terms in the commercial paper market and are not redeemable prior to maturity nor subject to voluntary prepayment. CP Notes are issued at a discount from par, or, alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. As of September 26, 2015, outstanding borrowings under this program were $728 million, with a weighted average remaining period to maturity of 33 days and are classified as short-term obligations in the accompanying balance sheet.

Term Loan

    In connection with the acquisition of Life Technologies, the company entered into an unsecured term loan agreement. The term loan agreement called for interest at either a LIBOR-based rate or a rate based on the prime lending rate of the agent bank, at the company’s option. As of September 26, 2015, all borrowings under the term loan agreement had been repaid. In the third quarter of 2015, the company recorded a charge of $3 million for the early extinguishment of this debt.

Senior Notes

    Interest on both of the euro-denominated senior notes is payable annually. Interest on each of the other senior notes is payable semi-annually. Each of the notes may be redeemed at any time at a redemption price of 100% of the principal amount plus a specified make-whole premium plus accrued interest. The company is subject to certain affirmative and negative covenants under the indentures governing the senior notes, the most restrictive of which limits the ability of the company to pledge principal properties as security under borrowing arrangements.

In March 2015, the company redeemed its 5% Senior Notes due June 1, 2015, and recorded a charge of $3 million for the early extinguishment of this debt.
Interest Rate Swap Arrangements

    The company has entered into LIBOR-based interest rate swap arrangements with various banks on several of its outstanding senior notes. The aggregate amounts of the swaps are equal to the principal amounts of the notes and the payment dates of the swaps coincide with the interest payment dates of the notes. The swap contracts provide for the company to pay a variable interest rate and receive a fixed rate. The variable interest rates reset monthly. The swaps have been accounted for as fair value hedges of the notes. See Note 12 for additional information.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table summarizes the outstanding interest rate swap arrangements on the company's senior notes at September 26, 2015:

	Aggregate		Pay Rate as of
	Notional		September 26,
(Dollars in millions)	Amount	Pay Rate	2015	Receive Rate

1.30% Senior Notes due 2017	$900.0	1-month LIBOR + 0.6616%	0.8586%	1.30%
4.70% Senior Notes due 2020	$300.0	1-month LIBOR + 3.1560%	3.3530%	4.70%
4.50% Senior Notes due 2021	$1,000.0	1-month LIBOR + 2.8680%	3.0650%	4.50%
3.60% Senior Notes due 2021	$1,100.0	1-month LIBOR + 1.9370%	2.1436%	3.60%

Note 10. Commitments and Contingencies
Environmental Matters

    The company is currently involved in various stages of investigation and remediation related to environmental matters. The company cannot predict all potential costs related to environmental remediation matters and the possible impact on future operations given the uncertainties regarding the extent of the required cleanup, the complexity and interpretation of applicable laws and regulations, the varying costs of alternative cleanup methods and the extent of the company’s responsibility. Expenses for environmental remediation matters related to the costs of installing, operating and maintaining groundwater-treatment systems and other remedial activities related to historical environmental contamination at the company’s domestic and international facilities were not material in any period presented. The company records accruals for environmental remediation liabilities, based on current interpretations of environmental laws and regulations, when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. The company calculates estimates based upon several factors, including reports prepared by environmental specialists and management’s knowledge of and experience with these environmental matters. The company includes in these estimates potential costs for investigation, remediation and operation and maintenance of cleanup sites. At September 26, 2015 and December 31, 2014, the company’s total environmental liability was approximately $35 million and $32 million, respectively. While management believes the accruals for environmental remediation are adequate based on current estimates of remediation costs, the company may be subject to additional remedial or compliance costs due to future events such as changes in existing laws and regulations, changes in agency direction or enforcement policies, developments in remediation technologies or changes in the conduct of the company’s operations, which could have a material adverse effect on the company’s financial position, results of operations or cash flows.

Litigation and Related Contingencies

    There are various lawsuits and claims pending against the company involving product liability, intellectual property, employment, and contractual issues. The company determines the probability and range of possible loss based on the current status of each of these matters. A liability is recorded in the financial statements if it is believed to be probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The company establishes a liability that is an estimate of amounts expected to be paid in the future for events that have already occurred. The company accrues the most likely amount or at least the minimum of the range of probable loss when a range of probable loss can be estimated. The accrued liabilities are based on management’s judgment as to the probability of losses for asserted and unasserted claims and, where applicable, actuarially determined estimates. Accrual estimates are adjusted as additional information becomes known or payments are made. The amount of ultimate loss may differ from these estimates. Due to the inherent uncertainties associated with pending litigation or claims, the company cannot predict the outcome, and, with respect to certain pending litigation or claims where no liability has been accrued, to make a meaningful estimate of the reasonably possible loss or range of loss that could result from an unfavorable outcome. The company has no material accruals for pending litigation or claims for which accrual amounts are not disclosed below or in the company’s Annual Report on Form 10-K filed with the SEC, nor are material losses deemed probable for such matters. It is reasonably possible, however, that an unfavorable outcome that exceeds the company’s current accrual estimate, if any, for one or more of the matters described below could have a material adverse effect on the company’s results of operations, financial position and cash flows.

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

Intellectual Property Matters

    On July 13 and 15, 2015, 454 Life Sciences (a member of the Roche Group) filed complaints against Ion Torrent, Inc., Life Technologies Corp., and Thermo Fisher Scientific, Inc. in the United States District Court for the District of Delaware and in Germany. Plaintiff alleges (i) infringement of patents relating to methods of analyzing nucleic acid sequences using emulsion amplification, which plaintiff alleges are impermissibly used in Ion Torrent sequencing workflows and (ii) breach of contract. Plaintiff seeks damages for alleged willful infringement and breach of contract, attorneys’ fees and costs, and injunctive relief.

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

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

    On April 26, 2012, Esoterix Genetic Laboratories filed a complaint against Life Technologies in the United States District Court for the Middle District of North Carolina alleging infringement of patents relating to detection of subpopulations of cells with mutated sequences and multiplexed DNA amplification by Life Technologies’ OpenArray systems, next generation SOLiD sequencing system, and Ion Torrent semiconductor sequencing systems. Plaintiff sought damages for alleged willful infringement, attorneys’ fees, costs, prejudgment interest, and injunctive relief. On October 31, 2012, Esoterix Genetic Laboratories and The Johns Hopkins University filed a complaint against Life Technologies in the United States District Court for the Middle District of North Carolina alleging infringement of patents relating to methods of determining a ratio of genetic sequences in a population of genetic sequences and methods of determining allelic imbalances in a biological sample by Life Technologies’ OpenArray systems, next generation SOLiD sequencing system, and Ion Torrent semiconductor sequencing systems. Plaintiffs sought damages for alleged willful infringement, attorneys’ fees, costs, prejudgment interest, and injunctive relief. On September 4, 2015, the parties settled these disputes with a payment by the company, that had been previously accrued, and the cases were dismissed with prejudice on September 21, 2015.

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

Changes in each component of accumulated other comprehensive items, net of tax are as follows:
(In millions)	Currency Translation Adjustment	Unrealized Gains on Available-for- Sale Investments	Unrealized Gains (Losses) on Hedging Instruments	Pension and Other Postretirement Benefit Liability Adjustment	Total

Balance at December 31, 2014	$(1,070.6)	$1.3	$(20.9)	$(194.8)	$(1,285.0)
Other comprehensive income (loss) before reclassifications	(605.6)	(0.2)	(5.7)	2.4	(609.1)
Amounts reclassified from accumulated other comprehensive items	—	—	2.5	5.2	7.7

Net other comprehensive items	(605.6)	(0.2)	(3.2)	7.6	(601.4)

Balance at September 26, 2015	$(1,676.2)	$1.1	$(24.1)	$(187.2)	$(1,886.4)

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
The following table presents information about the company’s financial assets and liabilities measured at fair value on a recurring basis as of September 26, 2015:

	September 26,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2015	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents	$65.8	$65.8	$—	$—
Bank time deposits	2.0	2.0	—	—
Investments in mutual funds, unit trusts and other similar instruments	7.4	7.4	—	—
Insurance contracts	105.2	—	105.2	—
Derivative contracts	25.2	—	25.2	—

Total Assets	$205.6	$75.2	$130.4	$—

Liabilities
Derivative contracts	$27.4	$—	$27.4	$—
Contingent consideration	2.3	—	—	2.3

Total Liabilities	$29.7	$—	$27.4	$2.3

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

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
(In millions)	2015	2014	2015	2014

Contingent Consideration
Beginning Balance	$7.6	$32.0	$29.6	$5.1
Acquisition	—	0.8	—	29.9
Payments	(3.1)	(4.2)	(11.1)	(10.3)
Change in fair value included in earnings	(2.1)	4.4	(2.6)	8.0
Sale of a product line	—	—	(13.4)	—
Currency translation	(0.1)	(0.3)	(0.2)	—

Ending Balance	$2.3	$32.7	$2.3	$32.7

    The notional amounts of derivative contracts outstanding, consisting of interest rate swaps and currency exchange contracts, totaled $6.87 billion and $3.74 billion at September 26, 2015 and December 31, 2014, respectively.

    While certain derivatives are subject to netting arrangements with counterparties, the company does not offset derivative assets and liabilities within the consolidated balance sheet. The following tables present the fair value of derivative instruments in the consolidated balance sheet and statement of income.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Fair Value – Assets		Fair Value – Liabilities
	September 26,	December 31,	September 26,	December 31,
(In millions)	2015	2014	2015	2014

Derivatives Designated as Hedging Instruments
Interest rate swaps (a)	$18.9	$—	$9.3	$3.7
Derivatives Not Designated as Hedging Instruments
Currency exchange contracts (b)	6.3	20.2	18.1	6.7

(a)	The fair value of the interest rate swaps is included in the consolidated balance sheet under the captions other assets or other accrued expenses in 2015 and in other long-term liabilities in 2014.
(b)	The fair value of the currency exchange contracts is included in the consolidated balance sheet under the captions other current assets or other accrued expenses.

	Gain (Loss) Recognized
	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
(In millions)	2015	2014	2015	2014

Derivatives Designated as Fair Value Hedges
Interest rate swaps - effective portion	$9.5	$1.1	$25.7	$3.2
Interest rate swaps - ineffective portion (a)	(0.2)	(2.3)	(7.4)	(0.5)
Derivatives Not Designated as Fair Value Hedges
Currency exchange contracts
Included in cost of revenues	$(6.0)	$7.0	$11.5	$11.2
Included in other expense, net	(6.4)	75.9	130.6	76.1

(a)
The ineffective portion of the loss recognized on interest rate swaps during the nine months ended September 26, 2015 includes $7.5 million of costs associated with entering into the swap arrangements.

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

    The company also uses foreign currency-denominated debt to partially hedge its net investments in foreign operations against adverse movements in exchange rates. The company’s euro-denominated senior notes have been designated as, and are effective as, economic hedges of part of the net investment in a foreign operation. Accordingly, foreign currency transaction gains or losses due to spot rate fluctuations on the euro-denominated debt instruments are included in currency translation adjustment within other comprehensive income and shareholders’ equity. In the first nine months of 2015, the currency translation adjustment component of other comprehensive income includes pre-tax net gains of $43.3 million from the euro-denominated notes.

Cash Flow Hedge Arrangements

    In February 2015, the company entered into interest rate swap arrangements to mitigate the risk of interest rates rising prior to completion of a debt offering in 2016. Based on the company’s conclusion that a debt offering is probable as a result of debt maturing in 2016 and that such debt would carry semi-annual interest payments over a 10-year term, the swaps hedge the cash flow risk for each of the semi-annual fixed-rate interest payments on $1.00 billion of principal amount of the planned 10-year fixed-rate debt issue. The hedge will be terminated upon completion of a debt offering in 2016. The fair value of the hedge at that time will be recorded to accumulated other comprehensive items within shareholders’ equity and will be amortized to interest expense over the term of the debt. The change in the fair value of the hedge, $6 million, net of tax, as of September 26, 2015, was classified as a decrease to accumulated other comprehensive items.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Fair Value of Other Financial Instruments The carrying value and fair value of the company's notes receivable and debt obligations are as follows:
	September 26, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
(In millions)	Value	Value	Value	Value

Notes Receivable	$11.3	$11.3	$8.3	$8.3

Debt Obligations:
Senior notes	$12,566.9	$12,737.1	$13,265.8	$13,590.6
Term loan	—	—	1,275.0	1,275.0
Commercial paper	727.6	727.6	—	—
Other	17.4	17.4	23.2	23.2

	$13,311.9	$13,482.1	$14,564.0	$14,888.8

    The fair value of debt obligations was determined based on quoted market prices and on borrowing rates available to the company at the respective period ends which represent level 2 measurements.

Note 13. Supplemental Cash Flow Information
	Nine Months Ended
	September 26,	September 27,
(In millions)	2015	2014

Non-cash Activities
Fair value of assets of acquired businesses	$315.6	$19,622.8
Cash paid for acquired businesses	(307.6)	(13,530.6)

Liabilities assumed of acquired businesses	$8.0	$6,092.2

Declared but unpaid dividends	$61.1	$61.6

Issuance of stock upon vesting of restricted stock units	$129.4	$176.7

Note 14. Restructuring and Other Costs, Net
Restructuring and other costs in the first nine months of 2015 primarily included continuing charges for headcount reductions and facility consolidations in an effort to streamline operations, including the closure and consolidation of operations within several facilities in the U.S., Europe and Asia; charges associated with product liability litigation; and, to a lesser extent, third-party acquisition transaction and integration costs related to recent acquisitions and charges associated with litigation at acquired and divested businesses. These charges were partially offset by gains on the sale of a small product line and real estate, as well as income for changes in estimates of contingent consideration. In the first nine months of 2015, severance actions associated with facility consolidations and cost reduction measures affected approximately 2% of the company’s workforce.

    As of October 30, 2015, the company has identified restructuring actions that will result in additional charges of approximately $65 million, primarily in the remainder of 2015 and the first half of 2016, which will be recorded when specified criteria are met, such as abandonment of facilities.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Third Quarter of 2015
During the third quarter of 2015, the company recorded net restructuring and other costs by segment as follows:
(In millions)	Cost of Revenues	Selling, General and Administrative Expenses	Restructuring and Other Costs, Net	Total

Life Sciences Solutions	$0.4	$2.7	$5.0	$8.1
Analytical Instruments	0.1	—	4.1	4.2
Specialty Diagnostics	0.3	(0.4)	1.6	1.5
Laboratory Products and Services	—	0.8	4.8	5.6
Corporate	—	21.5	—	21.5

	$0.8	$24.6	$15.5	$40.9
The components of net restructuring and other costs by segment are as follows:
Life Sciences Solutions

    The Life Sciences Solutions segment recorded $8.1 million of net restructuring and other charges in the third quarter of 2015. The segment recorded charges to cost of revenues of $0.4 million for accelerated depreciation at facilities closing due to real estate consolidation; charges to selling, general and administrative expenses of $4.5 million for accelerated depreciation at facilities closing due to real estate consolidation, which was partially offset by $1.7 million of income for changes in estimates of contingent consideration; and $5.0 million of restructuring and other costs, net, $4.9 million of which were cash costs, primarily associated with headcount reductions and facility consolidations in the U.S. and Europe.

Analytical Instruments

    The Analytical Instruments segment recorded $4.2 million of net restructuring and other charges in the third quarter of 2015, primarily for abandoned facilities costs associated with the remediation and closure of a manufacturing facility in the U.S, as well as charges for employee severance and other costs associated with headcount reductions.

Specialty Diagnostics

    The Specialty Diagnostics segment recorded $1.5 million of net restructuring and other charges in the third quarter of 2015. The segment recorded charges to cost of revenues of $0.3 million for accelerated depreciation at facilities closing due to real estate consolidation; $0.4 million of income to selling, general and administrative expenses for changes in estimates of contingent consideration; and $1.6 million of restructuring and other costs, net, primarily cash costs associated with headcount reductions as well as consolidation of facilities in the U.S. and Europe.

Laboratory Products and Services

    The Laboratory Products and Services segment recorded $5.6 million of net restructuring and other charges in the third quarter of 2015. The segment recorded charges to selling, general and administrative expenses of $0.8 million for accelerated depreciation at facilities closing due to real estate consolidation and third-party transaction costs related to the acquisition of Alfa Aesar, and $2.4 million of cash restructuring costs, primarily severance costs associated with headcount reductions. The segment also recorded $2.4 million of charges associated with a litigation-related matter of a divested business.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Corporate

    During the third quarter of 2015, the company recorded $21.5 million of charges to selling, general and administrative expenses including $19.4 million of charges for product liability litigation and, to a lesser extent, charges for accelerated depreciation on information systems to be abandoned due to integration synergies.

First Nine Months of 2015
During the first nine months of 2015, the company recorded net restructuring and other costs by segment as follows:
(In millions)	Cost of Revenues	Selling, General and Administrative Expenses	Restructuring and Other Costs, Net	Total

Life Sciences Solutions	$1.8	$8.9	$31.1	$41.8
Analytical Instruments	0.1	—	22.5	22.6
Specialty Diagnostics	0.6	(0.4)	6.3	6.5
Laboratory Products and Services	—	1.6	7.7	9.3
Corporate	—	25.3	0.3	25.6

	$2.5	$35.4	$67.9	$105.8
The components of net restructuring and other costs by segment are as follows:
Life Sciences Solutions

    In the first nine months of 2015, the Life Sciences Solutions segment recorded $41.8 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $1.8 million for accelerated depreciation at facilities closing due to real estate consolidation and sales of inventories revalued at the date of acquisition. The segment also recorded $8.9 million of charges to selling, general and administrative expenses, including $6.1 million of third-party transaction and integration costs related to the acquisitions of Life Technologies and Advanced Scientifics, as well as $4.5 million for accelerated depreciation at facilities closing due to real estate consolidation. These charges were partially offset by $1.7 million of income for changes in estimates of contingent consideration. In addition, the segment recorded $31.1 million of restructuring and other costs, net, $36.7 million of which were cash costs. These costs included $5.0 million of cash compensation contractually due to employees of an acquired business on the date of acquisition; $0.9 million of charges associated with a previous sale of a business; and $30.8 million of costs primarily associated with headcount reductions and facility consolidations in the U.S. and Europe, including $22.7 million for severance, $2.3 million of abandoned facility costs, and $5.8 million of other cash costs, including retention and outplacement costs. The segment also recorded a $3.5 million provision for a settlement of a pre-acquisition litigation related matter and $0.3 million of non-cash charges associated with restructuring actions. These costs were partially offset by a $7.6 million gain on the sale of a small product line, as well as a $1.9 million gain on the sale of real estate.

Analytical Instruments

    In the first nine months of 2015, the Analytical Instruments segment recorded $22.6 million of net restructuring and other charges, $17.9 million of which were cash costs associated with abandoned facilities, including remediation and other closure costs, and, to a lesser extent, headcount reductions. The segment also recorded $4.6 million of non-cash expense primarily for real estate writedowns of abandoned facilities held for sale.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Specialty Diagnostics

    In the first nine months of 2015, the Specialty Diagnostics segment recorded $6.5 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $0.6 million for accelerated depreciation at facilities closing due to real estate consolidation; $0.4 million of income to selling, general and administrative expenses for changes in estimates of contingent consideration; and $6.3 million of restructuring and other costs, net, primarily cash costs for employee severance and other costs associated with headcount reductions, as well as consolidation of facilities in the U.S. and Europe.

Laboratory Products and Services

    In the first nine months of 2015, the Laboratory Products and Services segment recorded $9.3 million of net restructuring and other charges. The segment recorded $1.6 million of charges to selling, general and administrative expenses, primarily associated with third party transaction costs related to the acquisition of Alfa Aesar. In addition, the segment recorded $4.5 million of cash restructuring costs primarily for employee severance and other costs associated with headcount reductions. The segment also recorded $3.2 million of charges associated with a litigation-related matter of a divested business.

Corporate

    In the first nine months of 2015, the company recorded $25.6 million of costs, principally within selling, general and administrative expenses, including $19.4 million of charges for product liability litigation and $5.9 million of accelerated depreciation on information systems to be abandoned due to integration synergies. The segment also recorded $0.3 million of cash restructuring costs for severance at its corporate operations.

    The following table summarizes the cash components of the company’s restructuring plans. The non-cash components and other amounts reported as restructuring and other costs, net, in the accompanying statement of income have been summarized in the notes to the tables. Accrued restructuring costs are included in other accrued expenses in the accompanying balance sheet.

THERMO FISHER SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

		Abandonment
(In millions)	Severance	of Excess Facilities	Other (a)	Total

Pre-2014 Restructuring Plans
Balance At December 31, 2014	$6.2	$7.5	$1.8	$15.5
Costs incurred in 2015 (b)	0.6	0.7	2.1	3.4
Reserves reversed	(1.7)	(0.1)	(0.1)	(1.9)
Payments	(2.1)	(2.2)	(3.3)	(7.6)
Currency translation	(0.1)	(0.2)	(0.1)	(0.4)

Balance At September 26, 2015	$2.9	$5.7	$0.4	$9.0

2014 Restructuring Plans
Balance At December 31, 2014	$31.5	$2.3	$4.1	$37.9
Costs incurred in 2015 (b)	8.9	1.3	5.0	15.2
Reserves reversed	(7.1)	(0.2)	(1.6)	(8.9)
Payments	(30.3)	(3.3)	(5.4)	(39.0)
Currency translation	(0.8)	(0.1)	(0.1)	(1.0)

Balance At September 26, 2015	$2.2	$—	$2.0	$4.2

2015 Restructuring Plans
Costs incurred in 2015 (b)	$36.0	$11.9	$4.6	$52.5
Payments	(25.9)	(3.4)	(3.4)	(32.7)

Balance At September 26, 2015	$10.1	$8.5	$1.2	$19.8

(a)
Other includes cash charges for relocation and moving expenses associated with facility consolidations, as well as employee retention costs which are accrued ratably over the period through which employees must work to qualify for a payment.

(b)
Excludes a $7.6 million gain on the sale of a product line, $5.0 million of cash compensation contractually due to employees of an acquired business on the date of acquisition; $6.7 million of provision for losses on litigation-related matters; $0.9 million of charges associated with a previous sale of a business; and an aggregate of $2.6 million of non-cash expense, net, which are detailed by segment above.

    The company expects to pay accrued restructuring costs as follows: severance, employee-retention obligations and other costs primarily through 2016 and abandoned-facility payments, over lease terms expiring through 2020.

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

    On February 4, 2015, the company acquired Advanced Scientifics, Inc., a North America-based global provider of single-use technologies for customized bioprocessing solutions, for approximately $289 million. Advanced Scientifics was integrated into the Life Sciences Solutions segment and expands the company’s bioprocessing offerings. Revenues of Advanced Scientifics were approximately $80 million in 2014.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On September 30, 2015, the company acquired, within the Laboratory Products and Services segment, Alfa Aesar, a U.K.-based global manufacturer of research chemicals from Johnson Matthey Plc, for £257 million ($389 million) in cash. The acquisition expands the company’s existing portfolio of chemicals, solvents and reagents. Revenues of Alfa Aesar were approximately £78 million in 2014.

Overview of Results of Operations and Liquidity
	Three Months Ended				Nine Months Ended
	September 26,		September 27,		September 26,		September 27,
(Dollars in millions)	2015		2014		2015		2014

Revenues
Life Sciences Solutions	$1,080.4	26.2%	$1,071.9	25.7%	$3,229.6	26.2%	$3,010.5	24.3%
Analytical Instruments	778.5	18.9%	786.5	18.9%	2,282.9	18.5%	2,349.8	19.0%
Specialty Diagnostics	776.9	18.8%	811.8	19.5%	2,379.2	19.3%	2,480.6	20.0%
Laboratory Products and Services	1,638.2	39.7%	1,628.7	39.0%	4,844.9	39.3%	4,918.6	39.7%
Eliminations	(150.8)	(3.6)%	(127.5)	(3.1)%	(423.7)	(3.3)%	(362.7)	(3.0)%

	$4,123.2	100%	$4,171.4	100%	$12,312.9	100%	$12,396.8	100%

Sales in the third quarter of 2015 were $4.12 billion, a decrease of $48 million from the third quarter of 2014. Aside from the effects of currency translation and acquisitions, net of dispositions (discussed in total and by segment under the caption “Results of Operations”), revenues in the third quarter of 2015 increased $186 million (4%) over the third quarter of 2014 revenues, primarily due to increased demand. Sales to customers in each of the company’s primary end markets grew. Demand from customers in pharmaceutical and biotech industries was particularly strong.

    Revenues and operating income of the company’s non-U.S. operations are translated into U.S. dollars to report consolidated results. Based on weakening of currency exchange rates against the U.S. dollar that occurred in late 2014 and 2015, the company currently expects that there will be a significant adverse effect on reported amounts of revenues and operating income in the remainder of 2015 as a result of the stronger U.S. dollar.

    In the third quarter of 2015, total company operating income and operating income margin were $563 million and 13.7%, respectively, compared with $640 million and 15.3%, respectively, in 2014. The decreases in operating income and margin were primarily due to a gain of $133 million on the sale of the Cole-Parmer businesses in the 2014 quarter and, to a lesser extent, unfavorable foreign currency exchange in 2015, offset in part by productivity improvements, net of inflationary cost increases. The company’s references throughout this discussion to productivity improvements generally refer to improved cost efficiencies from its Practical Process Improvement (PPI) business system, reduced costs resulting from global sourcing initiatives, a lower cost structure following restructuring actions, including headcount reductions and consolidation of facilities, low cost region manufacturing and, where applicable, acquisition cost synergies.

    The company recorded a benefit from income taxes in the third quarter of 2015 including discrete benefits totaling $44 million related to additional prior year foreign tax and other credits as well as restructuring and other costs associated with the 2014 acquisition of Life Technologies. Due primarily to the non-deductibility of intangible asset amortization for tax purposes, the company’s cash payments for income taxes are higher than its income tax expense for financial reporting purposes and are expected to total $550 to $575 million in 2015. The provision for income taxes in the third quarter of 2014 included $137 million related to the gain on the sale of the Cole-Parmer business. Aside from the discrete tax on the gain, the company recorded a benefit from income taxes in the third quarter of 2014 due to restructuring and other costs associated with the acquisition of Life Technologies as well as an increase in the expected benefit from foreign tax credits. The effective tax rate in both periods was also affected by relatively significant earnings in lower tax jurisdictions.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Results of Operations and Liquidity (continued)

Income from continuing operations increased to $477 million in the third quarter of 2015, compared to $470 million in the third quarter of 2014 primarily due to an increase in the income tax benefit in the 2015 period (discussed above) and, to a lesser extent, a reduction in other expense, net (discussed under the caption “Results of Operations”) offset substantially by the decrease in operating income in the 2015 period (discussed above).

    During the first nine months of 2015, the company’s cash flow from operations totaled $1.59 billion, compared with $1.67 billion for the first nine months of 2014. The decrease resulted from higher payments for incentive compensation and interest following the Life Technologies acquisition as well as higher income tax payments, offset in part by cash disbursements in the 2014 period totaling $309 million related to the acquisition of Life Technologies, including severance obligations, third-party transaction/integration costs and monetizing certain equity awards held by Life Technologies employees at the date of acquisition.

    As of September 26, 2015, the company’s short-term debt totaled $3.03 billion, including $2.30 billion of senior notes, due in the next twelve months and $0.73 billion of commercial paper obligations. The company has a revolving credit facility with a bank group that provides up to $2.00 billion of unsecured multi-currency revolving credit. If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of September 26, 2015, no borrowings were outstanding under the company’s revolving credit facility, although available capacity was reduced by approximately $62 million as a result of outstanding letters of credit. The company funded the fourth quarter 2015 acquisition of Alfa Aesar principally through additional commercial paper borrowings.

    The company believes that its existing cash and cash equivalents of $503 million as of September 26, 2015 and its future cash flow from operations together with available borrowing capacity under its revolving credit agreement will be sufficient to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months.

Critical Accounting Policies and Estimates

    The company’s discussion and analysis of its financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements of the company’s Form 10-K for 2014, describe the significant accounting estimates and policies used in preparation of the consolidated financial statements. Actual results in these areas may differ from management’s estimates under different assumptions or conditions. There have been no significant changes in the company’s critical accounting policies during the first nine months of 2015.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Third Quarter 2015 Compared With Third Quarter 2014
Continuing Operations
	Three Months Ended
	September 26,	September 27,	Total	Currency	Acquisitions/
(In millions)	2015	2014	Change	Translation	Divestitures	Operations

Revenues
Life Sciences Solutions	$1,080.4	$1,071.9	$8.5	$(70.3)	$27.6	$51.2
Analytical Technologies	778.5	786.5	(8.0)	(45.6)	0.6	37.0
Specialty Diagnostics	776.9	811.8	(34.9)	(49.5)	2.8	11.8
Laboratory Products and Services	1,638.2	1,628.7	9.5	(77.7)	(25.7)	112.9
Eliminations	(150.8)	(127.5)	(23.3)	3.5	—	(26.8)

Consolidated Revenues	$4,123.2	$4,171.4	$(48.2)	$(239.6)	$5.3	$186.1

    Sales in the third quarter of 2015 were $4.12 billion, a decrease of $48 million from the third quarter of 2014. The unfavorable effects of currency translation resulted in a decrease in revenues of $240 million in 2015. Sales increased $5 million due to acquisitions, net of divestitures. Aside from the effects of currency translation, acquisitions and divestitures, revenues increased $186 million (4%) primarily due to increased demand. Sales to customers in each of the company’s primary end markets grew. Demand from customers in pharmaceutical and biotech industries was particularly strong. Sales growth was moderate in North America and Europe and strong in Asia. Revenues and operating income of the company’s non-U.S. operations are translated into U.S. dollars to report consolidated results. Based on weakening of currency exchange rates against the U.S. dollar that occurred in late 2014 and early 2015, the company currently expects that there will be a significant adverse effect on reported amounts of revenues and operating income in the remainder of 2015 as a result of the stronger U.S. dollar.

    In the third quarter of 2015, total company operating income and operating income margin were $563 million and 13.7%, respectively, compared with $640 million and 15.3%, respectively, in 2014. The decreases in operating income and margin were primarily due to a gain of $133 million on the sale of the Cole-Parmer businesses in the 2014 quarter and, to a lesser extent, unfavorable foreign currency exchange in 2015, offset in part by productivity improvements, net of inflationary cost increases. The company’s references throughout this discussion to productivity improvements generally refer to improved cost efficiencies from its Practical Process Improvement (PPI) business system, reduced costs resulting from global sourcing initiatives, a lower cost structure following restructuring actions, including headcount reductions and consolidation of facilities, low cost region manufacturing and, where applicable, acquisition cost synergies.

    In the third quarter of 2015, the company recorded restructuring and other costs, net, of $41 million primarily for charges associated with product liability litigation and costs of streamlining operations, including severance and other costs associated with headcount reductions at several businesses. These charges also were for actions to achieve synergies from the Life Technologies acquisition (see Note 14).

    In the third quarter of 2014, the company recorded restructuring and other income, net, of $88 million, including net gains on the sale of businesses of $133 million, offset in part by $2 million of charges to cost of revenues primarily from accelerated depreciation at facilities closing due to real estate consolidation and the sale of inventories revalued at the date of acquisition, and $20 million of charges to selling, general and administrative expenses primarily for transaction costs related to the acquisition of Life Technologies and, to a lesser extent, a charge associated with product liability litigation as well as for changes in estimates of contingent consideration for an acquisition. The company incurred $22 million of cash restructuring costs primarily for actions to achieve synergies from the Life Technologies acquisition. In addition, the company’s other businesses incurred costs for continued headcount reductions and facility consolidations in an effort to streamline operations, including severance at several businesses and abandoned facility expenses at businesses that have been or are being consolidated, including the consolidation of operations within several facilities in the U.S., Europe and Asia.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

As of October 30, 2015, the company has identified restructuring actions that will result in additional charges of approximately $65 million, primarily in the remainder of 2015 and the first half of 2016, and expects to identify additional actions during the remainder of 2015. The additional charges will be recorded when specified criteria are met, such as abandonment of facilities.

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

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

	Three Months Ended
	September 26,	September 27,
(Dollars in millions)	2015	2014	Change

Revenues
Life Sciences Solutions	$1,080.4	$1,071.9	1%
Analytical Instruments	778.5	786.5	(1)%
Specialty Diagnostics	776.9	811.8	(4)%
Laboratory Products and Services	1,638.2	1,628.7	1%
Eliminations	(150.8)	(127.5)	18%

Consolidated Revenues	$4,123.2	$4,171.4	(1)%

Segment Income
Life Sciences Solutions	$332.7	$306.3	9%
Analytical Instruments	146.5	137.8	6%
Specialty Diagnostics	204.9	224.3	(9)%
Laboratory Products and Services	249.6	246.6	1%

Subtotal Reportable Segments	933.7	915.0	2%

Cost of Revenues Charges	(0.8)	(2.1)
Selling, General and Administrative Charges, Net	(24.6)	(20.3)
Restructuring and Other Costs, Net	(15.5)	110.6
Amortization of Acquisition-related Intangible Assets	(329.9)	(362.9)

Consolidated Operating Income	$562.9	$640.3	(12)%

Reportable Segments Operating Income Margin	22.6%	21.9%

Consolidated Operating Income Margin	13.7%	15.3%

Income from the company’s reportable segments increased 2% to $934 million in the third quarter of 2015 due primarily to productivity improvements, net of inflationary costs increases and, to a lesser extent, profit on higher sales in local currencies offset in part by the unfavorable impact of foreign exchange.

Life Sciences Solutions
	Three Months Ended
	September 26,	September 27,
(Dollars in millions)	2015	2014	Change

Revenues	$1,080.4	$1,071.9	1%

Operating Income Margin	30.8%	28.6%	2.2pt

Sales in the Life Sciences Solutions segment increased $9 million to $1.08 billion in the third quarter of 2015. Sales increased $51 million (5%) due to higher revenues at existing businesses and $28 million due to an acquisition offset in part by a decrease of $70 million due to the unfavorable effects of currency translation. The increase in revenue at existing businesses was primarily due to increased demand for biosciences products as well as bioprocess production products.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

Operating income margin was 30.8% in the third quarter of 2015 and 28.6% in the third quarter of 2014. The increase resulted primarily from productivity improvements (including acquisition cost synergies), net of inflationary cost increases and, to a lesser extent, favorable sales mix, offset by unfavorable foreign exchange effects.

Analytical Instruments
	Three Months Ended
	September 26,	September 27,
(Dollars in millions)	2015	2014	Change

Revenues	$778.5	$786.5	(1)%

Operating Income Margin	18.8%	17.5%	1.3pt

Sales in the Analytical Instruments segment decreased $8 million to $779 million in the third quarter of 2015. Sales decreased $46 million due to the unfavorable effects of currency translation offset in part by $37 million (5%) of higher revenues at existing businesses and $1 million due to acquisitions. The increase in revenue at existing businesses was primarily due to increased demand for chromatography products and, to a lesser extent, sales of service offerings. These increases were offset in part by lower sales of chemical analysis products due primarily to softness in certain commodity materials markets.

    Operating income margin was 18.8% in the third quarter of 2015 and 17.5% in the third quarter of 2014. The increase resulted primarily from productivity improvements, net of inflationary cost increases and, to a lesser extent, favorable sales mix, offset in part by the impact of unfavorable foreign currency exchange and strategic growth investments.

Specialty Diagnostics
	Three Months Ended
	September 26,	September 27,
(Dollars in millions)	2015	2014	Change

Revenues	$776.9	$811.8	(4)%

Operating Income Margin	26.4%	27.6%	(1.2)pt

Sales in the Specialty Diagnostics segment decreased $35 million to $777 million in the third quarter of 2015. Sales decreased $50 million due to the unfavorable effects of currency translation offset in part by $12 million (1%) due to higher revenues at existing businesses and $3 million due to an acquisition. The increase in revenue at existing businesses was primarily due to increased demand for clinical diagnostics and products sold through the segment’s healthcare market channel, offset in part by lower sales due to the expiration, in late 2014, of an OEM contract following the acquisition of the customer by a competitor.

Operating income margin was 26.4% in the third quarter of 2015 and 27.6% in the third quarter of 2014. The decrease resulted primarily from strategic growth investments and unfavorable foreign currency exchange, offset in part by productivity improvements, net of inflationary cost increases.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

   Laboratory Products and Services

	Three Months Ended
	September 26,	September 27,
(Dollars in millions)	2015	2014	Change

Revenues	$1,638.2	$1,628.7	1%

Operating Income Margin	15.2%	15.1%	0.1pt

Sales in the Laboratory Products and Services segment increased $9 million to $1.64 billion in the third quarter of 2015. Sales increased $113 million (7%) due to higher revenues at existing businesses offset in part by decreases of $78 million due to the unfavorable effects of currency translation and $26 million due to a divestiture. The increase in revenue at existing businesses was primarily due to strong growth in each of the segment’s principal businesses.

    Operating income margin was 15.2% in the third quarter of 2015 and 15.1% in the third quarter of 2014. The increase resulted primarily from productivity improvements, net of inflationary cost increases, offset in part by strategic growth investments.

Other Expense, Net

    The company reported other expense, net, of $95 million and $101 million in the third quarter of 2015 and 2014, respectively (Note 4). Other expense, net includes interest income, interest expense, equity in earnings of unconsolidated subsidiaries, investment gains and losses, and other items, net. Interest expense decreased $16 million primarily due to a reduction in outstanding debt and lower interest rates. In 2015, other items, net includes a $3 million loss on the early extinguishment of debt.

Provision for Income Taxes

    The company recorded a benefit from income taxes in the third quarter of 2015 including discrete benefits totaling $44 million related to additional prior year foreign tax and other credits as well as restructuring and other costs associated with the 2014 acquisition of Life Technologies. Due primarily to the non-deductibility of intangible asset amortization for tax purposes, the company’s cash payments for income taxes are higher than its income tax expense for financial reporting purposes and are expected to total $550 to $575 million in 2015. The provision for income taxes in the third quarter of 2014 included $137 million related to the gain on the sale of the Cole-Parmer business. Aside from the discrete tax on the gain, the company recorded a benefit from income taxes in the third quarter of 2014 due to restructuring and other costs associated with the acquisition of Life Technologies as well as an increase in the expected benefit from foreign tax credits. The effective tax rate in both periods was also affected by relatively significant earnings in lower tax jurisdictions.

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

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

First Nine Months of 2015 Compared With First Nine Months of 2014
Continuing Operations
	Nine Months Ended
	September 26,	September 27,	Total	Currency	Acquisitions/
(In millions)	2015	2014	Change	Translation	Divestitures	Operations

Revenues
Life Sciences Solutions	$3,229.6	$3,010.5	$219.1	$(205.3)	$285.6	$138.8
Analytical Instruments	2,282.9	2,349.8	(66.9)	(145.8)	3.3	75.6
Specialty Diagnostics	2,379.2	2,480.6	(101.4)	(158.9)	7.7	49.8
Laboratory Products and Services	4,844.9	4,918.6	(73.7)	(238.0)	(131.6)	295.9
Eliminations	(423.7)	(362.7)	(61.0)	11.0	(7.1)	(64.9)

Consolidated Revenues	$12,312.9	$12,396.8	$(83.9)	$(737.0)	$157.9	$495.2

Sales in the first nine months of 2015 were $12.31 billion, a decrease of $84 million from the first nine months of 2014. The unfavorable effects of currency translation resulted in a decrease in revenues of $737 million in 2015. Sales increased $158 million due to acquisitions, principally Life Technologies, net of divestitures. Aside from the effects of currency translation, acquisitions and divestitures, revenues increased $495 million (4%) primarily due to increased demand. Sales to customers in the company’s primary end markets grew. Demand from customers in pharmaceutical and biotech industries was particularly strong. Sales growth was moderate in North America and Europe and strong in Asia.

    In the first nine months of 2015, total company operating income and operating income margin were $1.65 billion and 13.4%, respectively, compared with $1.86 billion and 15.0%, respectively, in the first nine months of 2014. The decreases in operating income and operating income margin were primarily due to gains of $762 million on the sale of businesses in the 2014 period, offset in part by $421 million of charges in the 2014 period associated with the February 2014 acquisition of Life Technologies. The unfavorable impact of foreign currency exchange also contributed to the decrease in profitability. These factors that reduced operating income in 2015 were offset in part by productivity improvements, net of inflationary cost increases and, to a lesser extent, profit on higher sales in local currencies.

    In the first nine months of 2015, the company recorded restructuring and other costs, net, of $106 million, including $3 million of charges to cost of revenues for accelerated depreciation at facilities closing due to real estate consolidation and the sale of inventories revalued at the date of acquisition; $35 million of charges to selling, general and administrative expenses primarily for charges associated with product liability litigation, third-party transaction and integration costs related to the acquisitions of Life Technologies and Alfa Aesar, and, to a lesser extent, accelerated depreciation at facilities closing due to real estate consolidation. In addition, the company recorded $66 million of cash restructuring costs primarily for actions to achieve synergies from the Life Technologies acquisition and for abandoned facilities costs associated with a manufacturing facility in the U.S. The company’s other businesses incurred costs for continued headcount reductions and facility consolidations in an effort to streamline operations, including severance at several businesses and abandoned facility expenses at businesses that have been or are being consolidated, including the consolidation of operations within several facilities in the U.S., Europe and Asia. The company also recorded charges for litigation-related matters associated with acquired and divested business. These costs were partially offset by gains on the sale of a small product line and real estate (see Note 14).

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

In the first nine months of 2014, the company recorded restructuring and other income, net, of $187 million, including net gains on the sale of businesses of $894 million, offset in part by $327 million of charges to cost of revenues primarily related to the sale of inventories revalued at the date of acquisition and $118 million of charges to selling, general and administrative expenses primarily for transaction costs related to the acquisition of Life Technologies. The company incurred $249 million of cash restructuring costs primarily associated with the Life Technologies acquisition including cash compensation to monetize certain equity awards held by Life Technologies employees at the date of acquisition and severance obligations to former executives and employees of Life Technologies. In addition, the company’s other businesses incurred costs for continued headcount reductions and facility consolidations in an effort to streamline operations, including severance at several businesses and abandoned facility expenses at businesses that were being consolidated, including the consolidation of operations within several facilities in the U.S., Europe and Asia.

Segment Results
	Nine Months Ended
	September 26,	September 27,
(Dollars in millions)	2015	2014	Change

Revenues
Life Sciences Solutions	$3,229.6	$3,010.5	7%
Analytical Instruments	2,282.9	2,349.8	(3)%
Specialty Diagnostics	2,379.2	2,480.6	(4)%
Laboratory Products and Services	4,844.9	4,918.6	(1)%
Eliminations	(423.7)	(362.7)	17%

Consolidated Revenues	$12,312.9	$12,396.8	(1)%

Segment Income
Life Sciences Solutions	$954.9	$850.0	12%
Analytical Instruments	407.8	399.1	2%
Specialty Diagnostics	646.2	681.7	(5)%
Laboratory Products and Services	731.7	738.3	(1)%

Subtotal Reportable Segments	2,740.6	2,669.1	3%

Cost of Revenues Charges	(2.5)	(326.7)
Selling, General and Administrative Charges, Net	(35.4)	(118.0)
Restructuring and Other Income (Costs), Net	(67.9)	631.9
Amortization of Acquisition-related Intangible Assets	(988.8)	(992.4)

Consolidated Operating Income	$1,646.0	$1,863.9	(12)%

Reportable Segments Operating Income Margin	22.3%	21.5%

Consolidated Operating Income Margin	13.4%	15.0%

Income from the company’s reportable segments increased 3% to $2.74 billion in the first nine months of 2015 due primarily to productivity improvements, net of inflationary costs increases and, to a lesser extent, profit on higher sales in local currencies, offset in part by the unfavorable impact of foreign exchange and strategic growth investments.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

Life Sciences Solutions
	Nine Months Ended
	September 26,	September 27,
(Dollars in millions)	2015	2014	Change

Revenues	$3,229.6	$3,010.5	7%

Operating Income Margin	29.6%	28.2%	1.4pt

Sales in the Life Sciences Solutions segment increased $219 million to $3.23 billion in the first nine months of 2015 primarily due to the acquisition of Life Technologies, net of divestitures. Had the acquisition of Life Technologies been completed at the beginning of 2013, pro forma revenues for the 2015 period would have decreased $50 million compared to pro forma 2014 revenues, including a decrease of $220 million due to the unfavorable effects of currency translation, offset in part by an increase of $150 million (5%) due to higher revenues at existing businesses and an increase of $19 million due to other acquisitions, net of dispositions. The increase in pro forma revenue at existing businesses was primarily due to increased demand for biosciences products as well as bioprocess production products.

    Operating income margin was 29.6% in the first nine months of 2015 compared to 28.2% in the first nine months of 2014. The increase resulted primarily from productivity improvements (including acquisition cost synergies), net of inflationary cost increases and favorable sales mix. These increases were offset in part by the unfavorable impact of foreign currency exchange and, to a lesser extent, by exclusion in 2014 of January’s lower margin results for Life Technologies. Results for January commonly have a lower margin rate than results for the balance of the quarter, due to the phasing of revenue and costs.

Analytical Instruments
	Nine Months Ended
	September 26,	September 27,
(Dollars in millions)	2015	2014	Change

Revenues	$2,282.9	$2,349.8	(3)%

Operating Income Margin	17.9%	17.0%	0.9pt

Sales in the Analytical Instruments segment decreased $67 million to $2.28 billion in the first nine months of 2015. Sales decreased $146 million due to the unfavorable effects of currency translation offset in part by increases of $76 million (3%) due to higher revenues at existing businesses and $3 million due to acquisitions. The increase in revenue at existing businesses was primarily due to increased demand for chromatography products and, to a lesser extent, sales of service offerings. These increases were offset in part by modestly lower sales of chemical analysis products due primarily to softness in certain commodity materials markets.

    Operating income margin was 17.9% in the first nine months of 2015 compared to 17.0% in the first nine months of 2014. The increase resulted primarily from productivity improvements, net of inflationary cost increases, offset in part by strategic growth investments and the impact of unfavorable foreign currency exchange.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

Specialty Diagnostics
	Nine Months Ended
	September 26,	September 27,
(Dollars in millions)	2015	2014	Change

Revenues	$2,379.2	$2,480.6	(4)%

Operating Income Margin	27.2%	27.5%	(0.3)pt

Sales in the Specialty Diagnostics segment decreased $101 million to $2.38 billion in the first nine months of 2015. Sales decreased $159 million due to the unfavorable effects of currency translation offset in part by $50 million (2%) due to higher revenues at existing businesses and $8 million due to an acquisition net of a divestiture. The increase in revenue at existing businesses was primarily due to increased demand for clinical diagnostics products, products sold through the segment’s healthcare market channel and immunodiagnostics products. These increases were offset in part by lower sales due to the expiration, in late 2014, of an OEM contract following the acquisition of the customer by a competitor.

    Operating income margin was 27.2% in the first nine months of 2015 and 27.5% in the first nine months of 2014. The decrease resulted primarily from strategic growth investments and unfavorable foreign currency exchange, offset in part by productivity improvements, net of inflationary cost increases.

Laboratory Products and Services
	Nine Months Ended
	September 26,	September 27,
(Dollars in millions)	2015	2014	Change

Revenues	$4,844.9	$4,918.6	(1)%

Operating Income Margin	15.1%	15.0%	0.1pt

Sales in the Laboratory Products and Services segment decreased $74 million to $4.84 billion in the first nine months of 2015. Sales decreased $238 million due to the unfavorable effects of currency translation and $132 million due to a disposition. These decreases were offset in part by $296 million (6%) due to higher revenues at existing businesses. The increase in revenue at existing businesses was primarily due to increased demand for products in each of the segment’s principal businesses.

    Operating income margin was 15.1% in the first nine months of 2015 and 15.0% in the first nine months of 2014. The increase was primarily due to productivity improvements, net of inflationary cost increases offset in part by strategic growth investments and unfavorable sales mix.

Other Expense, Net

    The company reported other expense, net, of $292 million and $314 million in the first nine months of 2015 and 2014, respectively (Note 4). Interest expense decreased $52 million primarily due to a reduction in outstanding debt and effective interest rates. In 2015, other items, net includes costs of $7.5 million associated with entering into interest rate swap arrangements and a $6 million loss on the early extinguishment of debt. In 2014, other items, net includes net gains of $9 million on the sale of investments.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

Provision for Income Taxes

    The company recorded a benefit from income taxes in the first nine months of 2015. In 2015, the company implemented tax planning initiatives related to non-U.S. subsidiaries. These initiatives resulted in additional foreign tax credits of $112 million, offset in part by additional U.S. income taxes of $39 million on the related foreign income (net benefit of $73 million), which was a discrete item that reduced the company’s effective rate by 5.4 percentage points. In addition, the company recorded discrete benefits totaling $51 million, or 3.8 percentage points, related to additional prior year foreign tax and other credits as well as restructuring and other costs associated with the 2014 acquisition of Life Technologies. Based on the discrete items described above, and currently forecasted rates of profitability in the countries in which the company conducts business, the company expects to record a benefit from income taxes for the full year 2015. The company’s effective tax rate was 16.7% in the first nine months of 2014. The provision for income taxes in the 2014 period includes $390 million related to gains on the sales of businesses. Aside from the discrete tax on the gains, the company had a benefit from income taxes. In the first nine months of 2014 the company recognized a discrete tax benefit of $15.4 million, or 1.0 percentage points, attributable to tax rulings related to non-U.S. subsidiaries. In the first nine months of 2014 the company implemented tax planning initiatives related to non-U.S. subsidiaries. The majority of the benefit derived from these initiatives resulted in additional foreign tax credits with benefits of $24.0 million which was a discrete item that reduced the company’s effective tax rate by 1.5 percentage points. The tax provision in the 2015 and 2014 periods were favorably affected by $13.5 million, or 1.0 percentage points, and $10.6 million, or 0.7 percentage points, respectively, as a result of adjustments to deferred tax balances due to changes in tax rates. The effective tax rate in both periods was also affected by relatively significant earnings in lower tax jurisdictions.

Recent Accounting Pronouncements
A description of recently issued accounting standards is included under the heading “Recent Accounting Pronouncements” in Note 1.
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

Liquidity and Capital Resources

    Consolidated working capital was $0.29 billion at September 26, 2015, compared with $1.19 billion at December 31, 2014. Included in working capital were cash and cash equivalents of $503 million at September 26, 2015 and $1.34 billion at December 31, 2014. The decrease in working capital is primarily due to an increase in short-term debt of $822 million.

First Nine Months of 2015

    Cash provided by operating activities was $1.59 billion during the first nine months of 2015. Increases in accounts receivable and inventories used cash of $146 million and $175 million, respectively, primarily to support growth in sales in local currencies. An increase in other assets used cash of $214 million primarily related to the timing of tax refunds. Other liabilities decreased by $236 million primarily due to the timing of payments for incentive compensation and income taxes. Cash payments for income taxes increased to $426 million during the first nine months of 2015, compared with $321 million in 2014. The company made cash contributions to its pension and postretirement benefit plans totaling $26 million during the first nine months of 2015. Payments for restructuring actions, principally severance costs and lease and other expenses of real estate consolidation, used cash of $79 million during the first nine months of 2015.

THERMO FISHER SCIENTIFIC INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

During the first nine months of 2015, the company’s investing activities used $576 million of cash. Acquisitions used cash of $306 million. The company’s investing activities also included the purchase of $294 million of property, plant and equipment. On September 30, 2015, the company acquired Alfa Aesar for £257 million (approximately $389 million) in cash.

    The company’s financing activities used $1.75 billion of cash during the first nine months of 2015. Repayments of long-term debt totaled $2.48 billion. Issuance of euro denominated senior notes provided cash of $543 million and an increase in commercial paper obligations provided cash of $726 million. The company’s financing activities also included the repurchase of $500 million of the company’s common stock and the payment of $181 million in cash dividends, offset in part by $97 million of proceeds from employee stock option exercises. On November 8, 2012, the Board of Directors authorized the repurchase of up to $1.00 billion of the company’s common stock beginning January 1, 2013. At September 26, 2015, $410 million was available for future repurchases of the company’s common stock under this authorization.

    The company’s commitments for purchases of property, plant and equipment, contractual obligations and other commercial commitments did not change materially between December 31, 2014 and September 26, 2015. The company expects that for all of 2015, expenditures for property, plant and equipment, net of disposals, will approximate between $395 to $410 million.

    As of September 26, 2015, the company’s short-term debt totaled $3.03 billion, including $2.30 billion of senior notes, due in the next twelve months and $0.73 billion of commercial paper obligations. The company has a revolving credit facility with a bank group that provides up to $2.00 billion of unsecured multi-currency revolving credit. If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of September 26, 2015, no borrowings were outstanding under the company’s revolving credit facility, although available capacity was reduced by approximately $62 million as a result of outstanding letters of credit. The company funded the fourth quarter 2015 acquisition of Alfa Aesar principally through additional commercial paper borrowings.

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

    The company believes that its existing cash and cash equivalents of $503 million as of September 26, 2015 and its future cash flow from operations together with available borrowing capacity under its revolving credit agreement will be sufficient to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months.

First Nine Months of 2014

    Cash provided by operating activities was $1.67 billion during the first nine months of 2014. Increases in accounts receivable and inventories used cash of $117 million and $109 million, respectively, primarily to support growth in sales. Other assets decreased by $206 million primarily due to collection of tax refunds including those related to legacy Life Technologies’ operations. Other liabilities increased by $305 million primarily due to the timing of payments for income taxes. In the first nine months of 2014, the company made cash payments including monetizing certain equity awards, severance obligations and transaction costs totaling $309 million related to the acquisition of Life Technologies. The company made cash contributions to its pension and postretirement benefit plans totaling $37 million during the first nine months of 2014. Cash payments for income taxes totaled $321 million.

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

    The company’s financing activities provided $4.71 billion of cash during the first nine months of 2014. To partially fund the acquisition of Life Technologies, the company borrowed $5.00 billion under an unsecured term loan and issued 34.9 million shares of its common stock for net proceeds of $2.94 billion in cash. Repayments of long-term debt, principally the term loan, totaled $3.43 billion. An increase in commercial paper obligations provided cash of $212 million. The company’s financing activities also included the receipt of $133 million of proceeds from employee stock option exercises offset by the payment of $175 million in cash dividends.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The company’s exposure to market risk from changes in interest rates, currency exchange rates and commodity prices has not changed materially from its exposure at year-end 2014.
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures

    The company’s management, with the participation of the company’s chief executive officer and chief financial officer, evaluated the effectiveness of the company’s disclosure controls and procedures as of September 26, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the company’s disclosure controls and procedures as of September 26, 2015, the company’s chief executive officer and chief financial officer concluded that, as of such date, the company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

    There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended September 26, 2015, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

THERMO FISHER SCIENTIFIC INC.

PART II OTHER INFORMATION
Item 1. Legal Proceedings

    There are various lawsuits and claims against the company involving product liability, intellectual property, employment, and contractual issues. The company settled two of these disputes (those with Esoterix Genetic Laboratories (and in one case, The Johns Hopkins University)) on September 4, 2015, and the cases involving the parties were dismissed with prejudice on September 21, 2015. See “Note 10 to our Consolidated Financial Statements – Commitments and Contingencies.”

Item 1A. Risk Factors

    Set forth below are the risks that we believe are material to our investors. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 32.

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

It may be difficult for us to implement our strategies for improving internal growth. Some of the markets in which we compete have been flat or declining over the past several years. To address this issue, we are pursuing a number of strategies to improve our internal growth, including:

●	strengthening our presence in selected geographic markets;

●	allocating research and development funding to products with higher growth prospects;

●	developing new applications for our technologies;

●	expanding our service offerings;

●	continuing key customer initiatives;

●	combining sales and marketing operations in appropriate markets to compete more effectively;

●	finding new markets for our products; and

●	continuing the development of commercial tools and infrastructure to increase and support cross-selling opportunities of products and services to take advantage of our depth in product offerings.

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

THERMO FISHER SCIENTIFIC INC.

Risk Factors (continued)

    Our business is affected by general economic conditions and related uncertainties affecting markets in which we operate. Our business is affected by general economic conditions, both inside and outside the U.S. If the global economy and financial markets, or economic conditions in Europe, the U.S. or other key markets, are unstable, it could adversely affect the business, results of operations and financial condition of the company and its customers, distributors, and suppliers, having the effect of:

●	reducing demand for some of our products;

●	increasing the rate of order cancellations or delays;

●	increasing the risk of excess and obsolete inventories;

●	increasing pressure on the prices for our products and services; and

●	creating longer sales cycles and greater difficulty in collecting sales proceeds.

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

As a multinational corporation, we are exposed to fluctuations in currency exchange rates, which could adversely affect our cash flows and results of operations. International markets contribute a substantial portion of our revenues, and we intend to continue expanding our presence in these regions. The exposure to fluctuations in currency exchange rates takes on different forms. International revenues and costs are subject to the risk that fluctuations in exchange rates could adversely affect our reported revenues and profitability when translated into U.S. dollars for financial reporting purposes. These fluctuations could also adversely affect the demand for products and services provided by us. As a multinational corporation, our businesses occasionally invoice third-party customers in currencies other than the one in which they primarily do business (the “functional currency”). Movements in the invoiced currency relative to the functional currency could adversely impact our cash flows and our results of operations. Should our international sales grow, exposure to fluctuations in currency exchange rates could have a larger effect on our financial results. In the first nine months of 2015, currency translation had an unfavorable effect of $737 million on revenues due to the strengthening of the U.S. dollar relative to other currencies in which the company sells products and services. For the remainder of 2015, the company is expecting a significant negative impact on revenues and operating income due to the stronger U.S. dollar.

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

    Moreover, we have acquired many companies and businesses. As a result of these acquisitions, we recorded significant goodwill and indefinite-lived intangible assets (primarily tradenames) on our balance sheet, which amount to approximately $18.75 billion and $1.27 billion, respectively, as of September 26, 2015. In addition, we have definite-lived intangible assets totaling $11.75 billion as of September 26, 2015. We assess the realizability of goodwill and indefinite-lived intangible assets annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. We assess the realizability of definite-lived intangible assets whenever events or changes in circumstances indicate that these assets may be impaired. These events or circumstances would generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and intangible assets will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill and intangible assets, we may be required to incur material charges relating to the impairment of those assets.

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

    Our business could be adversely affected by disruptions at our sites. We rely upon our manufacturing operations to produce many of the products we sell and our warehouse facilities to store products, pending sale. Any significant disruption of those operations for any reason, such as strikes or other labor unrest, power interruptions, fire, or other events beyond our control could adversely affect our sales and customer relationships and therefore adversely affect our business. We have significant operations in California, near major earthquake faults, which make us susceptible to earthquake risk. Although most of our raw materials are available from a number of potential suppliers, our operations also depend upon our ability to obtain raw materials at reasonable prices. If we are unable to obtain the materials we need at a reasonable price, we may not be able to produce certain of our products or we may not be able to produce certain of these products at a marketable price, which could have an adverse effect on our results of operations.

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

    Our debt may restrict our investment opportunities or limit our activities. As of September 26, 2015, we had approximately $13.31 billion in outstanding indebtedness. In addition, we have a revolving credit facility that provides for up to $2.00 billion of unsecured multi-currency revolving credit. We may also obtain additional long-term debt and lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.

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

    Additionally, the agreements governing our debt require that we maintain certain financial ratios, and contain affirmative and negative covenants that restrict our activities by, among other limitations, limiting our ability to incur additional indebtedness, make investments, create liens, sell assets and enter into transactions with affiliates. The covenants in our revolving credit facility include a total debt-to-EBITDA ratio and an interest coverage ratio. Specifically, the company has agreed that, so long as any lender has any commitment under the facility, or any loan or other obligation is outstanding under the facility, or any letter of credit is outstanding under the facility, it will not permit (as the following terms are defined in the facility) the Consolidated Leverage Ratio (the ratio of consolidated Indebtedness to Consolidated EBITDA) as at the last day of any fiscal quarter to be greater than 3.5 to 1.0 or the Consolidated Interest Coverage Ratio (the ratio of Consolidated EBITDA to Consolidated Interest Expense) to be less than 3.0 to 1.0.

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

    There was no share repurchase activity for the company’s third quarter of 2015. On November 8, 2012, the company announced a repurchase program authorizing the purchase of up to $1 billion of the company's common stock beginning January 1, 2013. At September 26, 2015, $410 million was available for future repurchases of the company’s common stock under this authorization.

Item 5. Other Events

    On September 29, 2015, the company’s Rights Agreement, dated as of September 15, 2005, between the company and American Stock Transfer & Trust Company, as Rights Agent, as amended (the “Rights Agreement”), expired in accordance with its terms. The Rights Agreement created the right of company shareholders to purchase units of preferred shares following certain events related to the acquisition of 15% or more of the company’s common stock.

Item 6. Exhibits
See Exhibit Index on page 55.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 30, 2015	THERMO FISHER SCIENTIFIC INC.

/s/ Stephen Williamson
Stephen Williamson
Senior Vice President and Chief Financial Officer

/s/ Peter E. Hornstra
Peter E. Hornstra
Vice President and Chief Accounting Officer

THERMO FISHER SCIENTIFIC INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Noncompetition Agreement between the Registrant and Mark Stevenson, dated September 10, 2015.*

31.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(b) and 15d-14(b), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(b) and 15d-14(b), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 26, 2015, and December 31, 2014, (ii) Consolidated Statements of Income for the three and nine months ended September 26, 2015 and September 27, 2014, (iii) Consolidated Statement of Comprehensive Income for the three and nine months ended September 26, 2015 and September 27, 2014, (iv) Consolidated Statements of Cash Flows for the nine months ended September 26, 2015 and September 27, 2014, (v) Consolidated Statement of Shareholders’ Equity for the nine months ended September 26, 2015 and September 27, 2014 and (vi) Notes to Consolidated Financial Statements.