Form 10-K
period 2015-12-31
THERMO FISHER SCIENTIFIC INC.
filed 2016-02-25
CIK 97745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
December 31, 2015 or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number 1-8002
THERMO FISHER SCIENTIFIC INC.
(Exact name of Registrant as specified in its charter)

Delaware	04-2209186
(State of incorporation or organization)	(I.R.S. Employer Identification No.)
81 Wyman Street
Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (781) 622-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1.00 par value	New York Stock Exchange
1.500% Notes due 2020	New York Stock Exchange
2.150% Notes due 2022	New York Stock Exchange
2.000% Notes due 2025	New York Stock Exchange
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
Large accelerated filer ☒                Accelerated filer ☐                Non-accelerated filer ☐                Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of June 26, 2015, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $52,614,285,000 (based on the last reported sale of common stock on the New York Stock Exchange Composite Tape reporting system on June 26, 2015).
As of February 6, 2016, the Registrant had 396,261,928 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Sections of Thermo Fisher’s definitive Proxy Statement for the 2016 Annual Meeting of Shareholders are incorporated by reference into Parts II and III of this report.

THERMO FISHER SCIENTIFIC INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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
Thermo Fisher has approximately 52,000 employees and serves more than 400,000 customers within pharmaceutical and biotech companies, hospitals and clinical diagnostic labs, universities, research institutions and government agencies, as well as environmental, industrial quality and process control settings.
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

THERMO FISHER SCIENTIFIC INC.
Business (continued)

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
Life Sciences Solutions Segment
Through our Life Sciences Solutions segment, we provide an extensive portfolio of reagents, instruments and consumables used in biological and medical research, discovery and production of new drugs and vaccines as well as diagnosis of disease. These products and services are used by customers in pharmaceutical, biotechnology, agricultural, clinical, academic, and government markets. Life Sciences Solutions includes three primary businesses – Biosciences, Genetic Sciences and Next-Generation Sequencing, and BioProduction.
Biosciences
Our biosciences business includes reagents, instruments and consumables that help our customers conduct biological and medical research, discover new drugs and vaccines, and, in the case of some specific products, the diagnosis of disease.
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
Genetic Sciences and Next-Generation Sequencing
Our genetic, medical and applied sciences business combines a wide variety of instruments and related reagents used to analyze DNA across a broad range of applications in research, clinical and applied markets.
Our genetic, medical and applied sciences offerings include:

•
Capillary electrophoresis (CE), quantitative polymerase chain reaction (PCR), and Next Generation Sequencing (NGS) platforms and reagents. These products are used to discover sources of genetic and epigenetic variation, to catalog the DNA structure of organisms, and to verify the composition of genetic research material. In addition to research, these genetic analysis techniques are used in diverse applied markets including human identification (HID), animal health and food safety. For example, in HID we provide our instrument platforms and reagents to forensic laboratories that analyze DNA recovered from crime scenes. Primary customers include the FBI and police departments around the world. Our technologies are also used in numerous clinical research and diagnostic applications with a focus on cancer and inherited disease. These applications include molecular diagnostics, diagnostic development, clinical and translational research, and public health monitoring.

THERMO FISHER SCIENTIFIC INC.
Business (continued)

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

•
Production cell culture media solutions, which are used by leading biotechnology and pharmaceutical companies to grow cells in controlled conditions and enable large scale cGMP (Current Good Manufacturing Processes) manufacturing of drugs and vaccines. We also provide our customers with the associated services to optimize the productivity of these production platforms.

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
Analytical Instruments Segment
Through our Analytical Instruments segment, we provide a broad offering of instruments, consumables, software and services that are used for a range of applications in the laboratory, on the production line and in the field. These products and services are used by customers in pharmaceutical, biotechnology, academic, government, environmental and other research and industrial markets, as well as the clinical laboratory. This segment includes three primary businesses – Chromatography and Analytical Technologies, Mass Spectrometry, and Chemical Analysis.
Chromatography and Analytical Technologies
Our chromatography and analytical technologies business provides analytical instrumentation for organic and inorganic sample analysis. These products are complemented by laboratory information management systems (LIMS); chromatography data systems (CDS); database analytical tools; automation systems; and a range of consumables, such as a full line of chromatography columns.
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

THERMO FISHER SCIENTIFIC INC.
Business (continued)

•
Elemental Analysis Spectrometers use atomic spectroscopy techniques to identify trace concentrations of elements in liquid and solid samples primarily in environmental, petrochemical, food safety, metallurgical, geochemical and clinical/toxicology research applications. These products are widely used in growth markets such as China, India and Latin America to support compliance with increasingly stringent international environmental and consumer safety regulations.

Mass Spectrometry
Mass spectrometry (MS) is a technique for analyzing chemical compounds, individually or in complex mixtures, by forming charged ions that are then analyzed according to their mass-to-charge ratios. In addition to molecular information, each discrete chemical compound generates a pattern that provides structurally identifiable information. Our comprehensive offering includes life sciences mass spectrometry systems; and inorganic mass spectrometry systems; as well as a range of sample preparation and separation products including auto-samplers and multiplexing systems.

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
Laboratory Products and Services Segment
Our Laboratory Products and Services segment offers virtually everything needed for the laboratory. Our unique combination of self-manufactured and sourced products and extensive service offering enables our customers to focus on their core activities and helps them to be more efficient, productive and cost effective. We serve the pharmaceutical, biotechnology, academic, government and other research and industrial markets, as well as the clinical laboratory through five key businesses: Laboratory Equipment, Laboratory Consumables, Global Chemicals, Research and Safety Market Channel, and BioPharma Services.
Laboratory Equipment
Our Laboratory Equipment products are used primarily by pharmaceutical companies for drug discovery and development and by biotechnology companies and universities for life science research to advance the prevention and cure of diseases and

THERMO FISHER SCIENTIFIC INC.
Business (continued)

enhance quality of life. This offering consists of equipment, accessories, and services for sample preparation, storage and protection, and analysis:

•
Controlled Temperature Technologies Products include our leading laboratory refrigerators and freezers, ultralow-temperature freezers and cryopreservation storage tanks for maintaining samples in a cold environment to protect them from degradation. We also offer temperature control products such as heated bath circulators, immersion coolers, recirculating chillers, water baths, and dry baths in a range of sizes, temperatures and configurations for life science, analytical chemistry, manufacturing and quality-control applications.

•
Growth Protection and Separation Products include sample preparation and preservation equipment which protects our customers’ chemical and biological samples and supports the growth of cells and organisms in optimal conditions such as temperature, carbon dioxide and humidity as well as incubators and related products. We also offer centrifugation products, which are used to separate biological matrices and inorganic materials, including microcentrifuges, general use bench-top centrifuges and floor models. Additionally, we offer biological safety cabinets, which enable technicians to handle samples without risk to themselves or their environment and without risk of cross-contamination of samples.

•
Water and Laboratory Products include water analysis instruments such as meters, electrodes and solutions for the measurement of pH, ions, conductivity, dissolved oxygen, turbidity and other key parameters in the lab and production line. We also offer other laboratory equipment such as water purification systems, shakers, vacuum concentrators, microbiological incubators, ovens, furnaces, hotplates, stirrers, stirring hotplates, and other related products.

Laboratory Consumables
Our laboratory consumables products include plastics, glass and related equipment, which customers use every day to support their scientific research, drug discovery and development, quality and process control, and clinical and basic research and development needs. Our product categories include cell culture and bioproduction; sample preparation and storage; liquid handling; detection instruments; and specialty products and services.

•
Laboratory and Specialty Plastics include cell culture and bioproduction products which support customers in research to production-scale activities. We offer a broad range of surface technologies for different application needs, including applications with traditional stem cell and human stem cell lines. Products include chamber slides, dishes, multidishes, flasks and gas permeable technologies. We also offer a complete line of serological pipettes and conical tubes to address cell-culture sample handling, as well as cell factories and roller bottles, and research serum and media products. These products are widely used in research and in the manufacture of vaccines and biotherapeutics. We also offer sample preparation and storage products such as centrifugation consumables as well as vials and organization systems for ultralow temperature and cryogenic storage, with specific products designed for low protein binding and low DNA binding and containers for packaging life science and diagnostic reagents as well for the storage and transport of bulk intermediates and active pharmaceutical ingredients. Additionally, our offerings include a complete selection of clinical specimen collection, drug-of-abuse collection kits and environmental and food-safety glass and plastic vials, bottles and containers, plastic transfer pipettes, general purpose clinical laboratory consumables and containers for breast milk collection, storage and feeding primarily used in neo-natal units and by lactation specialists. We also provide OEM and custom kit assembly services for clinical and drugs-of-abuse test kits.

•
Liquid Handling Consumables include a leading offering of laboratory pipette tips and a complementary range of handheld and automated pipetting systems, supporting low- through high-throughput activity. These products optimize productivity and ergonomics, and ensure accurate results. We also offer detection instruments such as microplate readers, washers and purification systems. These instruments offer researchers in the fields of cancer research, drug development, proteomics, and genomics efficiency, high-quality performance and accurate results.

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

Global Chemicals
Global Chemicals comprises a broad range of chemicals, solvents and reagents supporting virtually every laboratory application – from research to drug discovery and development and manufacturing. This portfolio includes organic chemicals used to synthesize new materials; essential laboratory chemicals used by scientists to purify, extract, separate, identify and

THERMO FISHER SCIENTIFIC INC.
Business (continued)

manufacture products; high purity analytical reagents, bioreagents used in many different applications, from cell growth to detailed protein analysis; novel chemical building blocks, reactive intermediates and screening libraries used to accelerate drug discovery; and precious metals, salts and solutions used in a broad range of applications where highly specific reactions are desired. We provide bulk volumes of many products for scale-up from research to development and customized services for chemical procurement, processing, production, testing, and packaging.
Research and Safety Market Channel
Our Research and Safety Market channel serves academic, pharmaceutical, biotechnology, government and industrial customers. We go to market through our broad sales force, printed catalogs in eight different languages, a state-of-the-art website, www.fishersci.com, containing full product content for more than 600,000 products, and our global network of resellers and distributors. The Fisher Scientific catalog has been published for more than 100 years and is an internationally recognized scientific supply resource.
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
BioPharma Services
Our BioPharma Services offerings include global services for pharmaceutical and biotechnology companies engaged in clinical trials, including comparator sourcing; specialized packaging; over-encapsulation; multi-lingual and specialized labeling and distribution for phase I through phase IV clinical trials; biological-specimen management; specialty pharmaceutical logistics; and clinical supply-chain planning and management. Thermo Fisher’s biobanking business provides temperature-controlled repository services for pharmaceutical, biotechnology, university, government, clinical and blood-processing customers. Our biobanking services business stores pharmacological and biospecimen samples at commercial sites. Additional services include inventory management, validation, business continuity, and repository management and transportation capabilities, resulting in a complete cold chain sample management solution.
Sales and Marketing
We market and sell our products and services through a direct sales force, customer-service professionals, electronic commerce, third-party distributors and various catalogs.
We have approximately 12,000 sales personnel including highly trained technical specialists who enable us to better meet the needs of our more technical end-users. We also provide customers with product standardization and other supply-chain-management services to reduce procurement costs.
New Products and Research and Development
Our business includes the development and introduction of new products and may include entry into new business segments. During 2015, 2014 and 2013, we spent $692 million, $691 million and $396 million, respectively, on research and

THERMO FISHER SCIENTIFIC INC.
Business (continued)

development. We anticipate that we will continue to make significant expenditures for research and development as we seek to provide a continuing flow of innovative products to maintain and improve our competitive position.
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
Backlog
Our backlog of firm orders at year-end 2015 and 2014 was as follows:

(In millions)	2015	2014

Life Sciences Solutions	$400.8	$365.5
Analytical Instruments	893.2	948.0
Specialty Diagnostics	165.1	189.7
Laboratory Products and Services	456.6	442.6
Eliminations	(29.5)	(22.7)

	$1,886.2	$1,923.1
Backlog at year-end 2015 compared to the 2014 balance was affected by unfavorable currency translation. We believe that virtually all of our backlog at the end of 2015 will be filled during 2016.
Government Contracts
Although the company transacts business with various government agencies, no government contract is of such magnitude that a renegotiation of profits or termination of the contract at the election of the government agency would have a material adverse effect on the company’s financial results.

THERMO FISHER SCIENTIFIC INC.
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
We record accruals for environmental liabilities based on current interpretations of environmental laws and regulations when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. We calculate estimates based upon several factors, including reports prepared by environmental specialists and management’s knowledge and experience with these environmental matters. We include in these estimates potential costs for investigation, remediation and operation and maintenance of cleanup sites. Accrued liabilities for environmental matters totaled $35 million at December 31, 2015.
These environmental liabilities do not include third-party recoveries to which we may be entitled. We believe that our accrual is adequate for the environmental liabilities we currently expect to incur. As a result we believe that our ultimate liability with respect to environmental matters will not have a material adverse effect on our financial position, results of

THERMO FISHER SCIENTIFIC INC.
Business (continued)

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
We have approximately 52,000 employees.
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

THERMO FISHER SCIENTIFIC INC.
Business (continued)

Executive Officers of the Registrant

Name	Age	Present Title (Fiscal Year First Became Executive Officer)

Marc N. Casper	47	President and Chief Executive Officer (2001)
Alan J. Malus	56	Executive Vice President (2006)
Mark P. Stevenson	53	Executive Vice President (2014)
Peter M. Wilver	56	Executive Vice President and Chief Administrative Officer (2003)
Patrick M. Durbin	49	Senior Vice President (2015)
Seth H. Hoogasian	61	Senior Vice President, General Counsel and Secretary (2001)
Thomas W. Loewald	52	Senior Vice President and Chief Commercial Officer (2012)
Daniel P. Shine	47	Senior Vice President (2016)
Stephen Williamson	49	Senior Vice President and Chief Financial Officer (2015)
Peter E. Hornstra	56	Vice President and Chief Accounting Officer (2001)
Mr. Casper was appointed President and Chief Executive Officer in October 2009. He was Chief Operating Officer from May 2008 to October 2009 and Executive Vice President from November 2006 to October 2009. He was Senior Vice President from December 2003 to November 2006. From December 2001 to December 2003 he was Vice President.
Mr. Malus was appointed Executive Vice President of Thermo Fisher Scientific in January 2012 and was appointed President, Laboratory Products and Services in January 2014. He was President, Analytical Technologies from January 2012 to January 2014. He was President, Laboratory Products from July 2008 to January 2012, President, Customer Channels from November 2006 to July 2008 and was appointed Senior Vice President of Thermo Fisher Scientific in November 2006. Mr. Malus is retiring from the company on June 1, 2016.
Mr. Stevenson was appointed Executive Vice President and President, Life Sciences Solutions in February 2014. Prior to the acquisition of Life Technologies Corporation (“Life Technologies”), Mr. Stevenson was President and Chief Operating Officer of Life Technologies from November 2008 to February 2014 and previously President and Chief Operating Officer of Applied Biosystems, Life Technologies’ predecessor entity, from December 2007 to November 2008.
Mr. Wilver was appointed Executive Vice President and Chief Administrative Officer in August 2015. He was Senior Vice President and Chief Financial Officer from November 2006 to August 2015. He was Vice President and Chief Financial Officer from October 2004 to November 2006.
Mr. Durbin was appointed Senior Vice President of Thermo Fisher Scientific and President, Specialty Diagnostics in October 2015. He was President of the BioPharma Services business from January 2010 to October 2015.
Mr. Hoogasian was appointed Senior Vice President in November 2006, Secretary in 2001 and General Counsel in 1992. He was Vice President from 1996 to November 2006.
Mr. Loewald was appointed Chief Commercial Officer in January 2016 and Senior Vice President of Thermo Fisher Scientific in January 2012. He was President, Analytical Instruments from January 2014 to January 2016 and President, Laboratory Products from January 2012 to January 2014. He was President of the Laboratory Equipment business from August 2008 to December 2011 and was President of the Environmental Instruments business from October 2006 until August 2008.
Mr. Shine was appointed Senior Vice President of Thermo Fisher Scientific and President, Analytical Instruments in January 2016.  He was President of the Chromatography and Mass Spectrometry business from November 2012 to January 2016.  He was President of the Chemical Analysis business from July 2011 to November 2012 and President of the Process Instruments business from April 2007 to July 2011.
Mr. Williamson was appointed Senior Vice President and Chief Financial Officer in August 2015. He was Vice President of Financial Operations from May 2008 to August 2015.
Mr. Hornstra was appointed Vice President in February 2007 and Chief Accounting Officer in January 2001. He was Corporate Controller from January 1996 to February 2007.

THERMO FISHER SCIENTIFIC INC.

Item 1A.	Risk Factors
Set forth below are the risks that we believe are material to our investors. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements in Item 1. Business under the caption "Forward-looking Statements".
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
Our business is affected by general economic conditions and related uncertainties affecting markets in which we operate. Our business is affected by general economic conditions, both inside and outside the U.S. If the global economy and financial markets, or economic conditions in Europe, the U.S. or other key markets, are unstable, it could adversely affect the business, results of operations and financial condition of the company and its customers, distributors, and suppliers, having the effect of

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

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

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
Spending by some of these customers fluctuates based on budget allocations and the timely passage of the annual federal budget. An impasse in federal government budget decisions could lead to substantial delays or reductions in federal spending. In fiscal year 2013, the U.S. Government was unable to reach agreement on budget reduction measures required by the Budget Control Act of 2011. As a result, in early 2013, an enforcement mechanism known as sequestration went into effect, which triggered one year of budget reductions. In subsequent years, statutory spending caps have constrained federal funding levels. Despite agreement not to impose similar cuts in fiscal years 2014 through 2017, it is possible that Congress will allow similar cuts to occur again in fiscal year 2018 and beyond.
As a multinational corporation, we are exposed to fluctuations in currency exchange rates, which could adversely affect our cash flows and results of operations. International markets contribute a substantial portion of our revenues, and we intend to continue expanding our presence in these regions. The exposure to fluctuations in currency exchange rates takes on different forms. International revenues and costs are subject to the risk that fluctuations in exchange rates could adversely affect our reported revenues and profitability when translated into U.S. dollars for financial reporting purposes. These fluctuations could also adversely affect the demand for products and services provided by us. As a multinational corporation, our businesses occasionally invoice third-party customers in currencies other than the one in which they primarily do business (the “functional currency”). Movements in the invoiced currency relative to the functional currency could adversely impact our cash flows and our results of operations. Should our international sales grow, exposure to fluctuations in currency exchange rates could have a larger effect on our financial results. In 2015, currency translation had an unfavorable effect of $938 million on revenues due to the strengthening of the U.S. dollar relative to other currencies in which the company sells products and services. For 2016, the company is expecting a significant negative impact on revenues and operating income due to the stronger U.S. dollar.
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

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

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
Moreover, we have acquired many companies and businesses. As a result of these acquisitions, we recorded significant goodwill and indefinite-lived intangible assets (primarily tradenames) on our balance sheet, which amount to approximately $18.83 billion and $1.25 billion, respectively, as of December 31, 2015. In addition, we have definite-lived intangible assets totaling $11.51 billion as of December 31, 2015. We assess the realizability of goodwill and indefinite-lived intangible assets annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. We assess the realizability of definite-lived intangible assets whenever events or changes in circumstances indicate that these assets may be impaired. These events or circumstances would generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and intangible assets will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill and intangible assets, we may be required to incur material charges relating to the impairment of those assets.
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

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

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
Our debt may restrict our investment opportunities or limit our activities. As of December 31, 2015, we had approximately $12.53 billion in outstanding indebtedness. In addition, we have a revolving credit facility that provides for up to $2.00 billion of unsecured multi-currency revolving credit. We may also obtain additional long-term debt and lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.
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
The location and general character of our principal properties by segment are as follows:
Life Sciences Solutions
We own approximately 2.1 million square feet of office, engineering, laboratory and production space, principally in California, New York, Maryland, Illinois, Oregon, and Wisconsin, within the U.S., and in the U.K., Lithuania and New Zealand. We lease approximately 2.4 million square feet of office, engineering, laboratory and production space, principally in California, Texas, Utah, Massachusetts and Maryland, within the U.S., and in Singapore, Netherlands, China, Germany, India, South Korea, Norway, Japan and Brazil, under various leases that expire between 2016 and 2028.
Analytical Instruments
We own approximately 1.8 million square feet of office, engineering, laboratory and production space, principally in California, Massachusetts, Wisconsin and Minnesota, within the U.S., and in Germany, Italy and Switzerland. We lease approximately 1.4 million square feet of office, engineering, laboratory and production space, principally in Tennessee, Massachusetts, Illinois, California, Pennsylvania and Florida, within the U.S., and in China, Germany, the U.K., Australia, Japan and France, under various leases that expire between 2016 and 2029.
Specialty Diagnostics
We own approximately 2.1 million square feet of office, engineering, laboratory and production space, principally in Virginia, Kansas and California, within the U.S., and in Sweden, Germany, the U.K. and Switzerland. We lease approximately 1.4 million square feet of office, engineering, laboratory and production space, principally in California, Kansas and Michigan, within the U.S., and in Finland, China, the U.K., France, Canada and Japan under various leases that expire between 2016 and 2024.
Laboratory Products and Services
We own approximately 6.4 million square feet of office, engineering, laboratory, warehouse and production space, principally in Pennsylvania, New York, New Jersey, North Carolina, Illinois, Ohio, Georgia, Texas and Massachusetts within the U.S., and in the U.K., Germany, China, Canada, Denmark and France. We lease approximately 3.9 million square feet of office, engineering, laboratory, warehouse and production space, principally in California, Pennsylvania, Maryland, Massachusetts, Tennessee and North Carolina, within the U.S., and in Australia, Germany, the U.K., Mexico, China, Singapore, New Zealand, South Korea and India under various leases that expire between 2016 and 2045.
Corporate Headquarters
We lease approximately 100,000 square feet of office space in Massachusetts under leases that expire in 2016 and 2017.
We believe that all of the facilities that we are currently using are in good condition and are suitable and adequate to meet our current needs. If we are unable to renew any of the leases that are due to expire in 2016 or 2017, we believe that suitable replacement properties are available on commercially reasonable terms.

Item 3.	Legal Proceedings
There are various lawsuits and claims against the company involving product liability, intellectual property, employment and contractual issues. See “Note 10 to our Consolidated Financial Statements – Commitments and Contingencies.”

Item 4.	Mine Safety Disclosures
Not applicable.

THERMO FISHER SCIENTIFIC INC.

PART II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Price of Common Stock
Our common stock is traded on the New York Stock Exchange under the symbol TMO. The following table sets forth the high and low sale prices of the company’s common stock for 2015 and 2014, as reported in the consolidated transaction reporting system.

	2015		2014
	High	Low	High	Low

First Quarter	$139.03	$121.54	$127.63	$109.08
Second Quarter	136.24	125.25	123.37	112.02
Third Quarter	141.25	117.98	127.21	116.36
Fourth Quarter	143.65	117.10	129.77	107.33
The closing price of the company’s common stock on December 31, 2015 and 2014, was $141.85 and $125.29, respectively.
The following table sets forth the per share dividends declared on the company’s common stock for 2015 and 2014.

	2015	2014

First Quarter	$0.15	$0.15
Second Quarter	0.15	0.15
Third Quarter	0.15	0.15
Fourth Quarter	0.15	0.15
Our payment of dividends in the future will be determined by our Board of Directors and will depend upon our earnings, financial condition and other factors.
Holders of Common Stock
As of February 6, 2016, the company had 4,292 holders of record of its common stock. This does not include holdings in street or nominee names.
Issuer Purchases of Equity Securities
There was no share repurchase activity for the company’s fourth quarter of 2015. On November 12, 2015, the Board of Directors replaced the existing repurchase authorization with a new authorization to repurchase up to $1.00 billion of the company’s common stock. At December 31, 2015, $1.00 billion was available for future repurchases of the company’s common stock under this authorization.

THERMO FISHER SCIENTIFIC INC.

Item 6.	Selected Financial Data

(In millions except per share amounts)	2015 (a)	2014 (b)	2013 (c)	2012 (d)	2011 (e)

Statement of Income Data
Revenues	$16,965.4	$16,889.6	$13,090.3	$12,509.9	$11,558.8
Operating Income	2,336.2	2,503.0	1,609.6	1,482.1	1,250.8
Income from Continuing Operations	1,980.3	1,895.5	1,279.1	1,258.4	1,023.4
Net Income	1,975.4	1,894.4	1,273.3	1,177.9	1,329.9
Earnings per Share from Continuing Operations:
Basic	4.97	4.76	3.55	3.46	2.69
Diluted	4.93	4.71	3.50	3.43	2.66
Earnings per Share:
Basic	4.96	4.76	3.53	3.24	3.49
Diluted	4.92	4.71	3.48	3.21	3.46

Cash Dividends Declared per Share	0.60	0.60	0.60	0.54	—

Balance Sheet Data
Working Capital	$1,593.9	$1,190.0	$6,754.7	$2,741.5	$1,708.8
Total Assets	40,889.0	42,852.1	31,863.4	27,444.6	26,833.7
Long-term Obligations	11,473.9	12,351.6	9,499.6	7,031.2	5,755.2
Shareholders' Equity	21,350.2	20,548.1	16,856.1	15,464.7	15,038.1
The caption "restructuring and other costs/income" in the notes below includes amounts charged to cost of revenues, primarily for the sale of inventories revalued at the date of acquisition, and charges/credits to selling, general and administrative expense primarily for significant acquisition transaction costs.

(a)
Reflects $171 million of pre-tax charges for restructuring and other costs; after-tax loss of $5 million related to the company’s discontinued operations; and the repurchase of $500 million of the company’s common stock.

(b)
Reflects $140 million of pre-tax income from gains on sale of businesses, net of restructuring and other costs; and after-tax loss of $1 million related to the company’s discontinued operations. Also reflects the acquisition of Life Technologies Corporation, in February 2014.

(c)
Reflects $180 million of pre-tax charges for restructuring and other costs; after-tax loss of $6 million related to the company’s discontinued operations; and the repurchase of $90 million of the company’s common stock. Also reflects the issuance of $3.20 billion of long-term debt in December 2013 to fund the acquisition of Life Technologies in February 2014.

(d)
Reflects $150 million of pre-tax charges for restructuring and other costs; after-tax loss of $81 million related to the company’s discontinued operations; and the repurchase of $1.15 billion of the company’s common stock.

(e)
Reflects $231 million of pre-tax charges for restructuring and other costs; after-tax income of $307 million related to the company’s discontinued operations; and the repurchase of $1.34 billion of the company’s common stock. Also reflects the acquisitions of Dionex Corporation, in May 2011, and the Phadia group, in August 2011.

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
On September 30, 2015, the company acquired, within the Laboratory Products and Services segment, Alfa Aesar, a U.K.-based global manufacturer of research chemicals from Johnson Matthey Plc, for £257 million ($392 million) in cash. The acquisition expands the company’s existing portfolio of chemicals, solvents and reagents. Revenues of Alfa Aesar were approximately £78 million in 2014.
In January 2016, the company signed an agreement to acquire, within the Life Sciences Solutions segment, Affymetrix, Inc., a North America-based provider of cellular and genetic analysis products, for approximately $1.3 billion in cash. The acquisition will expand the company's existing portfolio of antibodies and assays for high-growth flow cytometry and single-cell biology applications. Revenues of Affymetrix were $360 million in 2015. The transaction, which is expected to close by the end of the second quarter of 2016, is subject to the approval of Affymetrix shareholders and the satisfaction of customary closing conditions, including regulatory approvals. The company expects to issue debt in advance of closing the acquisition of Affymetrix to partially fund the acquisition.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Overview of Results of Operations and Liquidity

(Dollars in millions)	2015		2014

Revenues
Life Sciences Solutions	$4,439.4	26.2%	$4,195.7	24.8%
Analytical Instruments	3,208.2	18.9%	3,252.2	19.3%
Specialty Diagnostics	3,243.9	19.1%	3,343.6	19.8%
Laboratory Products and Services	6,661.5	39.3%	6,601.5	39.1%
Eliminations	(587.6)	(3.5)%	(503.4)	(3.0)%

	$16,965.4	100%	$16,889.6	100%
Sales in 2015 were $16.97 billion, an increase of $76 million from 2014. The unfavorable effects of currency translation resulted in a decrease in revenues of $938 million in 2015. Sales increased $212 million due to acquisitions, net of divestitures. Aside from the effects of currency translation, acquisitions and divestitures, revenues increased $803 million (5%) primarily due to increased demand. Sales to customers in the company’s primary end markets grew. Demand from customers in pharmaceutical and biotech industries was particularly strong, while sales to industrial markets and academic and government markets grew modestly in 2015. Sales growth was moderate in North America and Europe and strong in Asia. Revenues and operating income of the company’s non-U.S. operations are translated into U.S. dollars to report consolidated results. Based on weakening of currency exchange rates against the U.S. dollar that occurred in 2015 and early 2016, the company currently expects that there will be a continued adverse effect on reported amounts of revenues and operating income in 2016 as a result of the stronger U.S. dollar.
In 2015, total company operating income and operating income margin were $2.34 billion and 13.8%, respectively, compared with $2.50 billion and 14.8%, respectively, in 2014. The decrease in operating income and operating income margin was primarily due to net gains of $895 million on the sale of businesses in 2014, offset in part by $450 million of charges in 2014 associated with the February 2014 acquisition of Life Technologies. The unfavorable impact of foreign currency exchange also contributed to the decrease in profitability. These factors that reduced operating income in 2015 were offset in part by productivity improvements, net of inflationary cost increases and, to a lesser extent, profit on higher sales in local currencies. The company’s references throughout this discussion to productivity improvements generally refer to improved cost efficiencies from its Practical Process Improvement (PPI) business system, reduced costs resulting from global sourcing initiatives, a lower cost structure following restructuring actions, including headcount reductions and consolidation of facilities, and low cost region manufacturing.
The company recorded a benefit from income taxes in 2015. In 2015, the company implemented tax planning initiatives related to non-U.S. subsidiaries. These initiatives resulted in additional foreign tax credits of $111 million, offset in part by additional U.S. income taxes of $46 million on the related foreign income (net benefit of $66 million), which reduced the company’s effective rate by 3.4 percentage points. The company also implemented foreign tax credit planning in Sweden which resulted in $80 million of foreign tax credits, with no related incremental U.S. income tax expense. In addition, the company recorded tax benefits totaling $54 million, or 2.8 percentage points, related to additional prior year foreign tax and other credits as well as restructuring and other costs associated with the 2014 acquisition of Life Technologies. The tax provision in the 2015 period was favorably affected by $37 million, or 1.9 percentage points, as a result of adjustments to deferred tax balances due to changes in tax rates. The effective tax rate in both 2015 and 2014 was also affected by relatively significant earnings in lower tax jurisdictions. Due primarily to the non-deductibility of intangible asset amortization for tax purposes, the company’s cash payments for income taxes were higher than its income tax expense for financial reporting purposes and totaled $477 million and $586 million in 2015 and 2014, respectively.
The company’s effective tax rate was 9.2% in 2014. The 2014 provision for income taxes included $390 million related to gains on the sales of businesses. Aside from the discrete tax on the gains, the company had a benefit from income taxes primarily due to restructuring and other costs associated with the acquisition of Life Technologies as well as an increase in the expected benefit from foreign tax credits. In 2014, non-U.S. subsidiaries of the company made cash and deemed distributions to the company’s U.S. operations which resulted in no net tax cost. As a result of these distributions, the company generated U.S. foreign tax credits of $172 million, offset in part by additional U.S. income taxes of $55 million on the related foreign income. The net result of these transactions favorably affected the income tax provision by $117 million and reduced the company’s effective tax rate by 5.6 percentage points in 2014. The federal tax credit for 2014 research and development activities favorably affected the tax provision in 2014 by $20 million, or 1.0 percentage point. In 2014, the company recognized a discrete

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Overview of Results of Operations and Liquidity (continued)

tax benefit of $15 million, or 0.7 percentage points, attributable to tax rulings related to non-U.S. subsidiaries. The tax provision in the 2014 period was favorably affected by $5.5 million, or 0.3 percentage points, as a result of adjustments to deferred tax balances due to changes in tax rates.
The company expects its effective tax rate in 2016 will be less than 3% based on currently forecasted rates of profitability in the countries in which the company conducts business and expected generation of foreign tax credits.
Income from continuing operations increased to $1.98 billion in 2015, from $1.90 billion in 2014. The decrease in operating income in the 2015 period (discussed above) was more than offset by an increase in the income tax benefit in the 2015 period (discussed above) and a decrease in interest expense of $65 million primarily due to a reduction in outstanding debt and effective interest rates.
During 2015, the company’s cash flow from operations totaled $2.82 billion compared with $2.62 billion for 2014. The increase resulted from cash disbursements in the 2014 period totaling $325 million related to the acquisition of Life Technologies, including severance obligations, third-party transaction/integration costs and monetizing certain equity awards held by Life Technologies employees at the date of acquisition, offset in part by lower payments in 2014 for incentive compensation as a result of Life Technologies having paid its annual incentive compensation prior to the acquisition.
As of December 31, 2015, the company’s short-term debt totaled $1.05 billion, including $1.00 billion of senior notes, due in the next twelve months and $50 million of commercial paper obligations. The company has a revolving credit facility with a bank group that provides up to $2.00 billion of unsecured multi-currency revolving credit. If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of December 31, 2015, no borrowings were outstanding under the company’s revolving credit facility, although available capacity was reduced by approximately $65 million as a result of outstanding letters of credit.
The company believes that its existing cash and cash equivalents of $452 million as of December 31, 2015 and its future cash flow from operations together with available borrowing capacity under its revolving credit agreement will be sufficient to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months.
Critical Accounting Policies and Estimates
The company’s discussion and analysis of its financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent liabilities. On an on-going basis, management evaluates its estimates, including those related to bad debts, inventories, business combinations, intangible assets and goodwill, sales returns, income taxes, contingencies and litigation, and pension costs. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management bases its estimates on historical experience, current market and economic conditions and other assumptions that management believes are reasonable. The results of these estimates form the basis for judgments about the carrying value of assets and liabilities where the values are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
The company believes the following represent its critical accounting policies and estimates used in the preparation of its financial statements:

(a)	Accounts Receivable
The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to pay amounts due. Such allowances totaled $70 million at December 31, 2015. The company estimates the amount of customer receivables that are uncollectible based on the age of the receivable, the creditworthiness of the customer and any other information that is relevant to the judgment. If the financial condition of the company’s customers were to deteriorate, reducing their ability to make payments, additional allowances would be required.

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
The company uses assumptions and estimates in determining the fair value of assets acquired and liabilities assumed in a business combination. The determination of the fair value of intangible assets, which represent a significant portion of the purchase price in many of the company’s acquisitions, requires the use of significant judgment with regard to (i) the fair value; and (ii) whether such intangibles are amortizable or non-amortizable and, if the former, the period and the method by which the intangible asset will be amortized. The company estimates the fair value of acquisition-related intangible assets principally based on projections of cash flows that will arise from identifiable intangible assets of acquired businesses. The projected cash flows are discounted to determine the present value of the assets at the dates of acquisition. Definite-lived intangible assets totaled $11.51 billion at December 31, 2015. The company reviews definite-lived intangible assets for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Actual cash flows arising from a particular intangible asset could vary from projected cash flows which could imply different carrying values from those established at the dates of acquisition and which could result in impairment of such asset.
The company evaluates goodwill and indefinite-lived intangible assets for impairment annually and when events occur or circumstances change that may reduce the fair value of the asset below its carrying amount. Events or circumstances that might require an interim evaluation include unexpected adverse business conditions, economic factors, unanticipated technological changes or competitive activities, loss of key personnel and acts by governments and courts. Goodwill and indefinite-lived intangible assets totaled $18.83 billion and $1.25 billion, respectively, at December 31, 2015. Estimates of future cash flows require assumptions related to revenue and operating income growth, asset-related expenditures, working capital levels and other factors. Different assumptions from those made in the company’s analysis could materially affect projected cash flows and the company’s evaluation of goodwill and indefinite-lived intangible assets for impairment.
Projections of profitability for 2016 and thereafter and indicated fair values based on peer revenues and earnings trading multiples were sufficient to conclude that no impairment of goodwill or indefinite-lived intangible assets existed at the end of the tenth fiscal month of 2015, the date of the company’s impairment testing. There can be no assurance, however, that an economic downturn will not materially adversely affect peer trading multiples and the company’s businesses such that they do not achieve their forecasted profitability and these assets become impaired. Should the fair value of the company’s goodwill or indefinite-lived intangible assets decline because of reduced operating performance, market declines, or other indicators of impairment, or as a result of changes in the discount rate, charges for impairment may be necessary.

(d)	Revenues
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

(e)	Income Taxes
In the ordinary course of business there is inherent uncertainty in quantifying the company’s income tax positions. The company assesses income tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the company has recorded the largest

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Critical Accounting Policies and Estimates (continued)

amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. The company’s reserve for these matters totaled $350 million at December 31, 2015. Where applicable, associated interest expense has also been recognized as a component of the provision for income taxes.
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
The company estimates the degree to which tax assets and loss carryforwards will result in a benefit, based on expected profitability by tax jurisdiction, and provides a valuation allowance for tax assets and loss carryforwards that it believes will more likely than not go unused. If it becomes more likely than not that a tax asset or loss carryforward will be used, the company reverses the related valuation allowance. Any such reversals are recorded as a reduction of the company’s tax provision. The company’s tax valuation allowance totaled $109 million at December 31, 2015. Should the company’s actual future taxable income by tax jurisdiction vary from estimates, additional allowances or reversals thereof may be necessary.
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

(f)	Contingencies and Litigation
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

(g)	Pension and Other Retiree Benefits
Several of the company’s U.S. and non-U.S. subsidiaries sponsor defined benefit pension and other retiree benefit plans. The cost and obligations of these arrangements are calculated using many assumptions to estimate the benefits that the employee earns while working, the amount of which cannot be completely determined until the benefit payments cease. Major assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on plan assets and rate of increase in employee compensation levels. Assumptions are determined based on company data and appropriate market indicators in consultation with third-party actuaries, and are evaluated each year as of the plans’ measurement date. Net periodic pension costs for the company’s pension and other postretirement benefit plans totaled $29 million in 2015. The company’s unfunded benefit obligation totaled $528 million at year-end 2015 compared with $540 million at year-end 2014. Should any of these assumptions change, they would have an effect on net periodic pension costs and the unfunded benefit obligation. For example, a 10% decrease in the discount rate would result in an annual increase in pension and other postretirement benefit expense of approximately $2 million and an increase in the benefit obligation of approximately $102 million.
As of December 31, 2015, the company expects to contribute between $30 and $50 million to its existing defined benefit pension plans in 2016.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations
2015 Compared With 2014
Continuing Operations

(In millions)	2015	2014	Total Change	Currency Translation	Acquisitions/ Divestitures	Operations

Revenues
Life Sciences Solutions	$4,439.4	$4,195.7	$243.7	$(263.8)	$305.9	$201.6
Analytical Instruments	3,208.2	3,252.2	(44.0)	(188.8)	4.1	140.7
Specialty Diagnostics	3,243.9	3,343.6	(99.7)	(196.6)	10.8	86.1
Laboratory Products and Services	6,661.5	6,601.5	60.0	(302.9)	(101.9)	464.8
Eliminations	(587.6)	(503.4)	(84.2)	13.8	(7.4)	(90.6)

Consolidated Revenues	$16,965.4	$16,889.6	$75.8	$(938.3)	$211.5	$802.6
Sales in 2015 were $16.97 billion, an increase of $76 million from 2014. The unfavorable effects of currency translation resulted in a decrease in revenues of $938 million in 2015. Sales increased $212 million due to acquisitions, principally Life Technologies, net of divestitures. Aside from the effects of currency translation and acquisitions/divestitures, revenues increased $803 million (5%) primarily due to increased demand. Sales to customers in the company’s primary end markets grew. Demand from customers in pharmaceutical and biotech industries was particularly strong. Sales growth was moderate in North America and Europe and strong in Asia.
In 2015, total company operating income and operating income margin were $2.34 billion and 13.8%, respectively, compared with $2.50 billion and 14.8%, respectively, in 2014. The decrease in operating income and operating income margin was primarily due to net gains of $895 million on the sale of businesses in 2014, offset in part by $450 million of charges in 2014 associated with the February 2014 acquisition of Life Technologies. The unfavorable impact of foreign currency exchange also contributed to the decrease in profitability. These factors that reduced operating income in 2015 were offset in part by productivity improvements, net of inflationary cost increases and, to a lesser extent, profit on higher sales in local currencies.
In 2015, the company recorded restructuring and other costs, net, of $171 million, including $9 million of charges to cost of revenues for the sale of inventories revalued at the date of acquisition and, to a lesser extent, accelerated depreciation at facilities closing due to real estate consolidation; $46 million of charges to selling, general and administrative expenses primarily for charges associated with product liability litigation, third-party transaction and integration costs primarily related to the acquisitions of Life Technologies and Alfa Aesar, and accelerated depreciation at facilities closing due to real estate consolidation. In addition, the company recorded $82 million of cash restructuring costs primarily for actions to achieve synergies from the Life Technologies acquisition and for abandoned facilities costs associated with a manufacturing facility in the U.S. The company’s other businesses incurred costs for continued headcount reductions and facility consolidations in an effort to streamline operations, including severance at several businesses and abandoned facility expenses at businesses that have been or are being consolidated, including the consolidation of operations within several facilities in the U.S., Europe and Asia. The company also recorded charges for litigation-related matters associated with acquired businesses and impairment of acquired technology in development. These costs were partially offset by gains on the sale of a small product line and real estate (see Note 14).
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
As of February 25, 2016, the company has identified restructuring actions that will result in additional charges of approximately $55 million in 2016 and expects to identify additional actions during 2016 which will be recorded when specified criteria are met, such as abandonment of leased facilities. Approximately 70% of the additional charges will be incurred in the Life Sciences Solutions segment, with the remainder incurred across the company’s remaining segments. The restructuring projects for which charges were incurred in 2015 are expected to result in annual cost savings of approximately $100 million beginning in part in 2015 and, to a greater extent, in 2016, including $50 million in the Life Sciences Solutions segment, $25 million in the Analytical Instruments segment, $10 million in the Specialty Diagnostics segment and $15 million in the Laboratory Products and Services segment. The restructuring actions for which charges were incurred in 2014 resulted in annual cost savings of approximately $120 million beginning in part in 2014 and to a greater extent in 2015, including $80 million in the Life Sciences Solutions segment, $10 million in the Analytical Instruments segment, $10 million in the Specialty Diagnostics segment and $20 million in the Laboratory Products and Services segment.
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

(Dollars in millions)	2015	2014	Change

Revenues
Life Sciences Solutions	$4,439.4	$4,195.7	6%
Analytical Instruments	3,208.2	3,252.2	(1)%
Specialty Diagnostics	3,243.9	3,343.6	(3)%
Laboratory Products and Services	6,661.5	6,601.5	1%
Eliminations	(587.6)	(503.4)	17%

Consolidated Revenues	$16,965.4	$16,889.6	0%

Segment Income
Life Sciences Solutions	$1,336.9	$1,214.9	10%
Analytical Instruments	612.8	581.1	5%
Specialty Diagnostics	872.9	916.0	(5)%
Laboratory Products and Services	999.1	982.8	2%

Subtotal Reportable Segments	3,821.7	3,694.8	3%

Cost of Revenues Charges	(9.1)	(327.6)
Selling, General and Administrative Charges, Net	(46.3)	(130.7)
Restructuring and Other (Costs) Income, Net	(115.3)	598.2
Amortization of Acquisition-related Intangible Assets	(1,314.8)	(1,331.7)

Consolidated Operating Income	$2,336.2	$2,503.0	(7)%

Reportable Segments Operating Income Margin	22.5%	21.9%

Consolidated Operating Income Margin	13.8%	14.8%

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

Income from the company’s reportable segments increased 3% to $3.82 billion in 2015 due primarily to productivity improvements, net of inflationary costs increases and, to a lesser extent, profit on higher sales in local currencies, offset in part by the unfavorable impact of foreign exchange and strategic growth investments.
Life Sciences Solutions

(Dollars in millions)	2015	2014	Change

Revenues	$4,439.4	$4,195.7	6%

Operating Income Margin	30.1%	29.0%	1.1 pt
Sales in the Life Sciences Solutions segment increased $244 million to $4.44 billion in 2015 primarily due to the acquisition of Life Technologies, net of divestitures. Had the acquisition of Life Technologies been completed at the beginning of 2013, revenues for the 2015 period would have decreased $25 million compared to pro forma 2014 revenues, including a decrease of $278 million due to the unfavorable effects of currency translation, offset in part by an increase of $213 million (5%) due to higher revenues at existing businesses and an increase of $40 million due to other acquisitions, net of dispositions. The increase in pro forma revenue at existing businesses was primarily due to increased demand for bioprocess production products as well as biosciences products.
Operating income margin was 30.1% in 2015 compared to 29.0% in 2014. The increase resulted primarily from productivity improvements (including acquisition cost synergies), net of inflationary cost increases and favorable sales mix. These increases were offset in part by the unfavorable impact of foreign currency exchange and, to a lesser extent, by exclusion in 2014 of January’s lower margin results for Life Technologies. Results for January commonly have a lower margin rate than results for the balance of the quarter, due to the phasing of revenue and costs.
Analytical Instruments

(Dollars in millions)	2015	2014	Change

Revenues	$3,208.2	$3,252.2	(1)%

Operating Income Margin	19.1%	17.9%	1.2 pt
Sales in the Analytical Instruments segment decreased $44 million to $3.21 billion in 2015. Sales decreased $189 million due to the unfavorable effects of currency translation, offset in part by increases of $141 million (4%) due to higher revenues at existing businesses and $4 million due to acquisitions. The increase in revenue at existing businesses was primarily due to increased demand for chromatography products and, to a lesser extent, sales of service offerings and increased demand for mass spectrometry instruments. These increases were offset in part by modestly lower sales of chemical analysis products due primarily to softness in certain commodity materials markets.
Operating income margin was 19.1% in 2015 compared to 17.9% in 2014. The increase resulted primarily from productivity improvements, net of inflationary cost increases and profit on incremental sales in local currencies, offset in part by strategic growth investments and the impact of unfavorable foreign currency exchange.
Specialty Diagnostics

(Dollars in millions)	2015	2014	Change

Revenues	$3,243.9	$3,343.6	(3)%

Operating Income Margin	26.9%	27.4%	-0.5 pt
Sales in the Specialty Diagnostics segment decreased $100 million to $3.24 billion in 2015. Sales decreased $197 million due to the unfavorable effects of currency translation offset in part by $86 million (3%) due to higher revenues at existing businesses and $11 million due to an acquisition net of a divestiture. The increase in revenue at existing businesses was primarily due to increased demand for clinical diagnostics products, products sold through the segment’s healthcare market

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

channel and immunodiagnostics products. These increases were offset in part by lower sales due to the expiration, in late 2014, of an OEM contract following the acquisition of the customer by a competitor.
Operating income margin was 26.9% in 2015 and 27.4% in 2014. The decrease resulted primarily from strategic growth investments and unfavorable foreign currency exchange, offset in part by productivity improvements, net of inflationary cost increases.
Laboratory Products and Services

(Dollars in millions)	2015	2014	Change

Revenues	$6,661.5	$6,601.5	1%

Operating Income Margin	15.0%	14.9%	0.1 pt
Sales in the Laboratory Products and Services segment increased $60 million to $6.66 billion in 2015. Sales increased $465 million (7%) due to higher revenues at existing businesses. This increase was offset in part by $303 million due to the unfavorable effects of currency translation and $102 million due to a disposition, net of an acquisition. The increase in revenue at existing businesses was primarily due to increased demand for products in each of the segment’s principal businesses.
Operating income margin was 15.0% in 2015 and 14.9% in 2014. The increase was primarily due to productivity improvements, net of inflationary cost increases as well as profit on incremental sales in local currencies offset in part by unfavorable sales mix and strategic growth investments.
Other Expense, Net
The company reported other expense, net, of $400 million and $416 million in 2015 and 2014, respectively (Note 4). Interest expense decreased $65 million primarily due to a reduction in outstanding debt and effective interest rates. In 2015, other items, net includes losses of $12 million on the early extinguishment of debt and costs of $7.5 million associated with entering into interest rate swap arrangements. In 2014, other items, net includes net gains of $9 million on the sale of investments.
Provision for Income Taxes
The company recorded a benefit from income taxes in 2015. In 2015, the company implemented tax planning initiatives related to non-U.S. subsidiaries. These initiatives resulted in additional foreign tax credits of $111 million, offset in part by additional U.S. income taxes of $46 million on the related foreign income (net benefit of $66 million), which reduced the company’s effective rate by 3.4 percentage points. The company also implemented foreign tax credit planning in Sweden which resulted in $80 million of foreign tax credits, with no related incremental U.S. income tax expense. In addition, the company recorded tax benefits totaling $54 million, or 2.8 percentage points, related to additional prior year foreign tax and other credits as well as restructuring and other costs associated with the 2014 acquisition of Life Technologies. The tax provision in the 2015 period was favorably affected by $37 million, or 1.9 percentage points, as a result of adjustments to deferred tax balances due to changes in tax rates. The effective tax rate in both 2015 and 2014 was also affected by relatively significant earnings in lower tax jurisdictions. Due primarily to the non-deductibility of intangible asset amortization for tax purposes, the company’s cash payments for income taxes were higher than its income tax expense for financial reporting purposes and totaled $477 million and $586 million in 2015 and 2014, respectively.
The company’s effective tax rate was 9.2% in 2014. The 2014 provision for income taxes included $390 million related to gains on the sales of businesses. Aside from the discrete tax on the gains, the company had a benefit from income taxes primarily due to restructuring and other costs associated with the acquisition of Life Technologies as well as an increase in the expected benefit from foreign tax credits. In 2014, non-U.S. subsidiaries of the company made cash and deemed distributions to the company’s U.S. operations which resulted in no net tax cost. As a result of these distributions, the company generated U.S. foreign tax credits of $172 million, offset in part by additional U.S. income taxes of $55 million on the related foreign income. The net result of these transactions favorably affected the income tax provision by $117 million and reduced the company’s effective tax rate by 5.6 percentage points in 2014. The federal tax credit for 2014 research and development activities favorably affected the tax provision in 2014 by $20 million, or 1.0 percentage point. In 2014, the company recognized a discrete tax benefit of $15 million, or 0.7 percentage points, attributable to tax rulings related to non-U.S. subsidiaries. The tax provision in the 2014 period was favorably affected by $5.5 million, or 0.3 percentage points, as a result of adjustments to deferred tax balances due to changes in tax rates.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

The company expects its effective tax rate in 2016 will be less than 3% based on currently forecasted rates of profitability in the countries in which the company conducts business and expected generation of foreign tax credits.
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
Contingent Liabilities
The company is contingently liable with respect to certain legal proceedings and related matters. An unfavorable outcome that differs materially from current accrual estimates, if any, for one or more of the matters described under the headings “Product Liability, Workers Compensation and Other Personal Injury Matters" and "Intellectual Property Matters" in Note 10 could have a material adverse effect on the company’s financial position as well as its results of operations and cash flows.
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
Segment Results

(Dollars in millions)	2014	2013	Change

Revenues
Life Sciences Solutions	$4,195.7	$712.5	489%
Analytical Instruments	3,252.2	3,154.2	3%
Specialty Diagnostics	3,343.6	3,191.7	5%
Laboratory Products and Services	6,601.5	6,398.8	3%
Eliminations	(503.4)	(366.9)	37%

Consolidated Revenues	$16,889.6	$13,090.3	29%

Segment Income
Life Sciences Solutions	$1,214.9	$169.7	616%
Analytical Instruments	581.1	558.7	4%
Specialty Diagnostics	916.0	863.7	6%
Laboratory Products and Services	982.8	960.4	2%

Subtotal Reportable Segments	3,694.8	2,552.5	45%

Cost of Revenues Charges	(327.6)	(28.6)
Selling, General and Administrative Costs, Net	(130.7)	(73.5)
Restructuring and Other Income (Costs), Net	598.2	(77.7)
Amortization of Acquisition-related Intangible Assets	(1,331.7)	(763.1)

Consolidated Operating Income	$2,503.0	$1,609.6	56%

Reportable Segments Operating Income Margin	21.9%	19.5%

Consolidated Operating Income Margin	14.8%	12.3%

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
Provision for Income Taxes
The company’s effective tax rates were 9.2% and 3.1% in 2014 and 2013, respectively. The 2014 provision for income taxes includes $390 million related to gains on the sales of businesses. Aside from the discrete tax on the gains, the company had a benefit from income taxes primarily due to restructuring and other costs associated with the acquisition of Life Technologies as well as an increase in the expected benefit from foreign tax credits. In 2014, non-U.S. subsidiaries of the company made cash and deemed distributions to the company’s U.S. operations which resulted in no net tax cost. As a result of these distributions, the company generated U.S. foreign tax credits of $172 million, offset in part by additional U.S. income taxes of $55 million on the related foreign income. The net result of these transactions favorably affected the income tax provision by $117 million and reduced the company’s effective tax rate by 5.6 percentage points in 2014. The federal tax credit for 2014 research and development activities favorably affected the tax provision in 2014 by $20 million, or 1.0 percentage point. In 2014, the company recognized a discrete tax benefit of $15 million, or 0.7 percentage points, attributable to tax rulings related to non-U.S. subsidiaries. Due primarily to the non-deductibility of intangible asset amortization, the company’s cash payments (net of refunds) for income taxes were higher than its income tax expense for financial reporting purposes and totaled $586 million and $230 million in 2014 and 2013, respectively. The effective tax rate in both periods was also affected by relatively significant earnings in lower tax jurisdictions. The tax provision in the 2014 period was favorably affected by $5.5 million, or 0.3 percentage points, as a result of adjustments to deferred tax balances due to changes in tax rates.
In 2013, non-U.S. subsidiaries of the company made cash and deemed distributions to the company’s U.S. operations which resulted in no net tax cost. As a result of these distributions, the company generated U.S. foreign tax credits of $160 million offset by additional U.S. income taxes of $56 million on the related foreign income. The net result of these transactions favorably affected the income tax provision by $104 million and reduced the company’s effective tax rate by 7.9 percentage points in 2013. In addition, the effective tax rate in 2013 was also reduced by the U.S. Congress’ renewal in January 2013 of a tax credit for research and development activities for 2012 and 2013 and, to a lesser extent, financing costs associated with the acquisition of Life Technologies that are deductible in the U.S. The federal tax credit for 2012 and 2013 research and development activities favorably affected the tax provision in 2013 by $15 million, or 1.2 percentage points. The tax provision in the 2013 period was unfavorably affected by $5 million, or 0.4 percentage points, as a result of adjustments to deferred tax balances due to changes in tax rates and audit settlements.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
Consolidated working capital was $1.59 billion at December 31, 2015, compared with $1.19 billion at December 31, 2014. Included in working capital were cash and cash equivalents of $452 million at December 31, 2015 and $1.34 billion at December 31, 2014. The increase in working capital is primarily due to a decrease in current debt offset in part by lower cash balances.
2015
Cash provided by operating activities was $2.82 billion during 2015. Increases in accounts receivable and inventories used cash of $149 million and $141 million, respectively, primarily to support growth in sales in local currencies. An increase in other assets used cash of $254 million primarily related to the timing of tax payments/refunds. An increase in other liabilities provided cash of $148 million primarily due to the timing of payments for income taxes and incentive compensation. Cash payments for income taxes decreased to $477 million during 2015, compared with $586 million in 2014 that included taxes associated with gains on divestitures. The company made cash contributions to its pension and postretirement benefit plans totaling $38 million during 2015. Payments for restructuring actions, principally severance costs and lease and other expenses of real estate consolidation, used cash of $97 million during 2015.
During 2015, the company’s investing activities used $1.09 billion of cash. Acquisitions used cash of $695 million. The company’s investing activities also included the purchase of $423 million of property, plant and equipment. In January 2016, the company announced an agreement to acquire Affymetrix for approximately $1.3 billion in cash. The transaction, which is expected to be completed by the end of the second quarter of 2016, is subject to the approval of Affymetrix shareholders and the satisfaction of customary closing conditions, including applicable regulatory approvals. The company expects to issue debt in advance of closing the acquisition of Affymetrix to partially fund the acquisition.
The company’s financing activities used $2.49 billion of cash during 2015. Repayments of long-term debt totaled $3.78 billion. Issuance of senior notes provided cash of $1.80 billion and an increase in commercial paper obligations provided cash of $50 million. The company’s financing activities also included the repurchase of $500 million of the company’s common stock and the payment of $241 million in cash dividends, offset in part by $124 million of proceeds from employee stock option exercises. On November 12, 2015, the Board of Directors replaced the existing repurchase authorization with a new authorization to repurchase up to $1.00 billion of the company’s common stock. At December 31, 2015, $1.00 billion was available for future repurchases of the company’s common stock under this authorization. In the first quarter of 2016 through February 25, 2016, the company repurchased $500 million of its common stock under this authorization.
As of December 31, 2015, the company’s short-term debt totaled $1.05 billion, including $1.00 billion of senior notes, due in the next twelve months and $50 million of commercial paper obligations. The company has a revolving credit facility with a bank group that provides up to $2.00 billion of unsecured multi-currency revolving credit. If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of December 31, 2015, no borrowings were outstanding under the company’s revolving credit facility, although available capacity was reduced by approximately $65 million as a result of outstanding letters of credit.
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
The company believes that its existing cash and cash equivalents of $452 million as of December 31, 2015 and its future cash flow from operations together with available borrowing capacity under its revolving credit agreement will be sufficient to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months.
2014
Cash provided by operating activities was $2.62 billion during 2014 primarily from the company’s earnings. Increases in accounts receivable and inventories used cash of $145 million and $110 million, respectively, primarily to support growth in sales. Other assets decreased by $163 million primarily due to collection of tax refunds including those related to legacy Life Technologies’ operations. Other liabilities increased by $308 million primarily due to the timing of payments for incentive compensation and income taxes. In 2014, the company made cash payments including monetizing certain equity awards,

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Liquidity and Capital Resources (continued)

severance obligations and transaction costs totaling $325 million related to the acquisition of Life Technologies. The company made cash contributions to its pension and postretirement benefit plans totaling $50 million during 2014. Cash payments for income taxes totaled $586 million.
During 2014, the company’s investing activities used $11.78 billion of cash, principally for the acquisition of Life Technologies. Acquisitions used cash of $13.06 billion. Proceeds from the sale of businesses provided $1.52 billion. The company’s investing activities also included the purchase of $428 million of property, plant and equipment.
The company’s financing activities provided $4.80 billion of cash during 2014. To partially fund the acquisition of Life Technologies, the company borrowed $5.00 billion under an unsecured term loan and issued 34.9 million shares of its common stock for net proceeds of $2.94 billion in cash (Note 11). Other long-term borrowings totaled $1.59 billion. Repayments of long-term debt, principally the term loan, totaled $4.43 billion. A decrease in commercial paper obligations used cash of $250 million. The company’s financing activities also included the receipt of $155 million of proceeds from employee stock option exercises offset by the payment of $235 million in cash dividends.
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
Off-Balance Sheet Arrangements
The company did not use special purpose entities or other off-balance-sheet financing arrangements in 2013 - 2015 except for letters of credit, bank guarantees, residual value guarantees under two lease agreements, surety bonds and other guarantees disclosed in the table or discussed below. Of the amounts disclosed in the table below for letters of credit, bank guarantees, surety bonds and other guarantees, $18 million relates to guarantees of the performance of third parties, principally in connection with businesses that were sold. The balance relates to guarantees of the company’s own performance, primarily in the ordinary course of business.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Liquidity and Capital Resources (continued)

Contractual Obligations and Other Commercial Commitments
The table below summarizes, by period due or expiration of commitment, the company’s contractual obligations and other commercial commitments as of December 31, 2015.

	Payments due by Period or Expiration of Commitment
(In millions)	2016	2017 and 2018	2019 and 2020	2021 and Thereafter	Total

Contractual Obligations and Other Commercial Commitments
Debt principal, including short-term debt (a)	$1,050.1	$1,850.9	$2,411.7	$7,088.2	$12,400.9
Interest	1.0	1.7	1.1	1.2	5.0
Capital lease obligations	2.9	3.5	3.8	4.7	14.9
Operating lease obligations	144.0	212.8	122.4	148.8	628.0
Unconditional purchase obligations (b)	318.3	35.9	4.3	2.0	360.5
Letters of credit and bank guarantees	118.6	10.7	16.4	1.8	147.5
Surety bonds and other guarantees	30.4	5.6	—	—	36.0
Pension obligations on balance sheet	32.9	63.9	73.0	434.5	604.3
Asset retirement obligations accrued on balance sheet	4.1	11.6	8.1	13.2	37.0
Acquisition-related contingent consideration accrued on balance sheet	0.8	1.1	—	—	1.9
Other (c)	1.5	—	—	—	1.5

	$1,704.6	$2,197.7	$2,640.8	$7,694.4	$14,237.5

(a)	Amounts represent the expected cash payments for debt and do not include any deferred issuance costs.

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
Reserves for unrecognized tax benefits of $350 million have not been included in the above table due to the inability to predict the timing of tax audit resolutions.
The company has no material commitments for purchases of property, plant and equipment, other than those included in the above table, but expects that for 2016, such expenditures will approximate $415 to $430 million.
Guarantees of residual value under lease arrangements for two facilities have not been included in the above table due to the inability to predict if and when the guarantees may require payment (see Note 10). The residual value guarantees become operative at the end of the leases for up to a maximum of $111 million. The initial terms of these leases end in 2019 and 2020, although renewal options exist for each.
A guarantee of pension plan obligations of a divested business has not been included in the preceding table due to the inability to predict if and when the guarantee may require payment. The purchaser of the divested business has agreed to pay for the pension benefits, however the company was required to guarantee payment of these pension benefits should the purchaser fail to do so. The amount of the guarantee at December 31, 2015 was $41 million.
In January 2016, the company committed to acquire Affymetrix for approximately $1.3 billion (see Note 16).
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
The company is exposed to market risk from changes in interest rates and currency exchange rates, which could affect its future results of operations and financial condition. The company manages its exposure to these risks through its regular operating and financing activities. The company has periodically hedged interest rate risks of fixed-rate instruments with offsetting interest rate swaps. Additionally, the company uses short-term forward and option contracts primarily to hedge certain balance sheet and operational exposures resulting from changes in currency exchange rates. Such exposures result from purchases, sales, cash and intercompany loans that are denominated in currencies other than the functional currencies of the respective operations. The currency-exchange contracts principally hedge transactions denominated in euro, British pounds sterling, Swiss franc, Japanese yen, Norwegian kroner, and Swedish kronor. Income and losses arising from these derivative contracts are recognized as offsets to losses and income resulting from the underlying exposure being hedged. The company does not enter into speculative derivative agreements.
Interest Rates
The company is exposed to changes in interest rates while conducting normal business operations as a result of ongoing investing and financing activities, which affect the company’s debt as well as cash and cash equivalents. As of December 31, 2015, the company’s debt portfolio was comprised primarily of fixed rate borrowings. The fair market value of the company’s fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The total estimated fair value of the company’s debt at December 31, 2015 was $12.68 billion (see Note 12). Fair values were determined from available market prices using current interest rates and terms to maturity. If interest rates were to decrease by 100 basis points, the fair value of the company’s debt at December 31, 2015 would increase by approximately $630 million. If interest rates were to increase by 100 basis points, the fair value of the company’s debt at December 31, 2015 would decrease by approximately $581 million.
In addition, interest rate changes would result in a change in the company’s interest expense due to variable-rate debt instruments including swap arrangements. In 2015, a 100 basis point increase in interest rates on the swap arrangements would have increased the company’s annual pre-tax interest expense by approximately $33 million.
Currency Exchange Rates
The company views its investment in international subsidiaries with a functional currency other than the U.S. dollar as permanent. The company’s investment in international subsidiaries is sensitive to fluctuations in currency exchange rates. The functional currencies of the company’s international subsidiaries are principally denominated in British pounds sterling, Swedish kronor, euro, Danish kroner and Canadian dollars. The effect of a change in the period ending currency exchange rates on the company’s net investment in international subsidiaries is reflected in the “accumulated other comprehensive items” component of shareholders’ equity. The company also uses foreign currency-denominated debt to partially hedge its net investments in foreign operations against adverse movements in exchange rates. A 10% depreciation in year-end 2015 functional currencies, relative to the U.S. dollar, would result in a reduction of shareholders’ equity of $1.11 billion.
The fair value of forward currency-exchange contracts is sensitive to changes in currency exchange rates. The fair value of forward currency-exchange contracts is the estimated amount that the company would pay or receive upon termination of the contract, taking into account the change in currency exchange rates. A 10% depreciation in year-end 2015 non-functional currency exchange rates related to the company’s contracts would result in an unrealized gain on forward currency-exchange contracts of $6 million. A 10% appreciation in year-end 2015 non-functional currency exchange rates related to the company’s contracts would result in an increase in the unrealized loss on forward currency-exchange contracts of $9 million. The unrealized gains or losses on forward currency-exchange contracts resulting from changes in currency exchange rates are expected to approximately offset losses or gains on the exposures being hedged.
Certain of the company’s cash and cash equivalents are denominated in currencies other than the functional currency of the depositor and are sensitive to changes in currency exchange rates. A 10% depreciation in the related year-end 2015 non-

THERMO FISHER SCIENTIFIC INC.

Quantitative and Qualitative Disclosures About Market Risk (continued)

functional currency exchange rates applied to such cash balances would result in a negative impact of $18 million on the company’s net income.

Item 8.	Financial Statements and Supplementary Data
This data is submitted as a separate section to this report. See Item 15 “Exhibits and Financial Statement Schedules.”

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
The company’s management, with the participation of the company’s chief executive officer and chief financial officer, evaluated the effectiveness of the company’s disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the company’s disclosure controls and procedures as of December 31, 2015, the company’s chief executive officer and chief financial officer concluded that, as of such date, the company’s disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended December 31, 2015, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
The company’s management, including the company’s chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The company’s management conducted an assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2015 based on criteria established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the company’s management concluded that, as of December 31, 2015, the company’s internal control over financial reporting was effective.
The company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the company’s internal control over financial reporting as of December 31, 2015, as stated in their report that appears on page F-2 of this Annual Report on Form 10-K.

Item 9B.	Other Information
Not applicable.

THERMO FISHER SCIENTIFIC INC.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information with respect to directors required by this Item will be contained in our definitive proxy statement to be filed with the SEC not later than 120 days after the close of business of the fiscal year (2016 Definitive Proxy Statement) and is incorporated in this report by reference.
The information with respect to executive officers required by this Item is included in Item 1 of Part I of this report.
The other information required by this Item will be contained in our 2016 Definitive Proxy Statement and is incorporated in this report by reference.

Item 11.	Executive Compensation
The information required by this Item will be contained in our 2016 Definitive Proxy Statement and is incorporated in this report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be contained in our 2016 Definitive Proxy Statement and is incorporated in this report by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be contained in our 2016 Definitive Proxy Statement and is incorporated in this report by reference.

Item 14.	Principal Accountant Fees and Services
The information required by this Item will be contained in our 2016 Definitive Proxy Statement and is incorporated in this report by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Consolidated Financial Statements (see Index on page F-1 of this report)
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet
Consolidated Statement of Income
Consolidated Statement of Comprehensive Income
Consolidated Statement of Cash Flows
Consolidated Statement of Shareholders’ Equity
Notes to Consolidated Financial Statements

(2)	All schedules are omitted because they are not applicable or not required, or because the required information is included either in the consolidated financial statements or in the notes thereto.

(b)	Exhibits

See the Exhibit Index on page 43.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 25, 2016	THERMO FISHER SCIENTIFIC INC.

		By:	/s/ Marc N. Casper
Marc N. Casper
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of February 25, 2016.

Signature		Title

By:	/s/ Marc N. Casper	President, Chief Executive Officer and Director
	Marc N. Casper	(Principal Executive Officer)

By:	/s/ Jim P. Manzi	Chairman of the Board and Director
Jim P. Manzi

By:	/s/ Stephen Williamson	Senior Vice President and Chief Financial Officer
	Stephen Williamson	(Principal Financial Officer)

By:	/s/ Peter E. Hornstra	Vice President and Chief Accounting Officer
	Peter E. Hornstra	(Principal Accounting Officer)

By:	/s/ Nelson J. Chai	Director
Nelson J. Chai

By:	/s/ C. Martin Harris	Director
C. Martin Harris

By:	/s/ Tyler E. Jacks	Director
Tyler E. Jacks

By:	/s/ Judy C. Lewent	Director
Judy C. Lewent

By:	/s/ Thomas J. Lynch	Director
Thomas J. Lynch

By:	/s/ William G. Parrett	Director
William G. Parrett

By:	/s/ Scott M. Sperling	Director
Scott M. Sperling

By:	/s/ Elaine S. Ullian	Director
Elaine S. Ullian

THERMO FISHER SCIENTIFIC INC.
EXHIBIT INDEX

Exhibit Number	Description of Exhibit

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

3.3
Certificate of Elimination of the Series B Junior Participating Preferred Stock of the Company, dated November 13, 2015 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed November 16, 2015 [File No. 1-8002] and incorporated in this document by reference).

3.4
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

4.3
Second Supplemental Indenture dated as of April 27, 2010 between the Company and The Bank of New York Mellon Trust Company, N.A. (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K with the SEC on April 27, 2010 [File No. 1-8002] and incorporated in this document by reference).

4.4
Third Supplemental Indenture dated as of February 22, 2011 between the Company and The Bank of New York Mellon Trust Company, N.A. (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K with the SEC on February 22, 2011 [File No. 1-8002] and incorporated in this document by reference).

4.5
Fourth Supplemental Indenture dated as of August 16, 2011 between the Company and The Bank of New York Mellon Trust Company, N.A. (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed August 16, 2011 [File No. 1-8002] and incorporated in this document by reference).

4.6
Fifth Supplemental Indenture dated as of August 22, 2012 between the Company and The Bank of New York Mellon Trust Company, N.A. (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed August 22, 2012 [File No. 1-8002] and incorporated in this document by reference).

4.7
Sixth Supplemental Indenture, dated as of December 11, 2013, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed December 11, 2013 [File No. 1-8002] and incorporated in this document by reference).

4.8
Seventh Supplemental Indenture, dated as of November 14, 2014, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed November 14, 2014 [File No. 1-8002] and incorporated in this document by reference).

4.9
Eighth Supplemental Indenture, dated as of November 24, 2014, among the Company, The Bank of New York Mellon Trust Company, N.A., as trustee, and The Bank of New York Mellon, London Branch, as paying agent (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed November 24, 2014 [File No. 1-8002] and incorporated in this document by reference).

4.10
Ninth Supplemental Indenture, dated as of July 21, 2015, among the Company, The Bank of New York Mellon Trust Company, N.A., as trustee, and The Bank of New York Mellon, London Branch, as paying agent (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed July 21, 2015 [File No. 1-8002] and incorporated in this document by reference).

4.11
Tenth Supplemental Indenture, dated as of November 24, 2015, among the Company, The Bank of New York Mellon Trust Company, N.A., as trustee, and The Bank of New York Mellon, London Branch, as paying agent (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed November 24, 2015 [File No. 1-8002] and incorporated in this document by reference).

4.12
Eleventh Supplemental Indenture, dated as of December 9, 2015, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed December 9, 2015 [File No. 1-8002] and incorporated in this document by reference).

THERMO FISHER SCIENTIFIC INC.
EXHIBIT INDEX

Exhibit Number	Description of Exhibit

4.13
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

4.15
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

10.1
Thermo Fisher Scientific Inc. Deferred Compensation Plan for Directors of the Registrant, as amended and restated on September 12, 2007 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2007 [File No. 1‑8002] and incorporated in this document by reference).*

10.2
Thermo Electron Corporation Deferred Compensation Plan, effective November 1, 2001 (filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001 [File No. 1-8002] and incorporated in this document by reference).*

10.3
Form of Amended and Restated Indemnification Agreement between the Registrant and its directors and officers (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-4 [Reg. No. 333-90661] and incorporated in this document by reference).*

10.4
Executive Registry Program at the Massachusetts General Hospital (filed as Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 [File No. 1-8002] and incorporated in this document by reference).*

10.5
Form of Executive Change in Control Retention Agreement for Officers (other than Marc Casper) (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 3, 2013 [File No. 1-8002] and incorporated in this document by reference).*

10.6
Thermo Fisher Scientific Inc. Executive Severance Policy (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 19, 2008 [File No. 1-8002] and incorporated in this document by reference).*

10.7
Form of Thermo Fisher Scientific Inc. Stock Option Agreement for use in connection with the grant of stock options under the Registrant’s equity plans, as amended and restated on November 9, 2006 to officers and directors of the Registrant (other than Marc Casper) (filed as Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed November 14, 2006 [File No. 1-8002] and incorporated in this document by reference).*

10.8
Summary of Thermo Fisher Scientific Inc. Annual Director Compensation (filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 [File No. 1-8002] and incorporated in this document by reference).*

10.9
Summary of Annual Incentive Program of Thermo Electron Corporation (filed as Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 [File No. 1-8002] and incorporated in this document by reference).*

10.10
Summary of 2015 Annual Cash Incentive Plan Matters (set forth in Item 5.02 to the Registrant’s Current Report on Form 8-K filed February 26, 2015 [File No. 1-8002] under the heading “Annual Cash Incentive Plans - Establishment of Criteria for 2015 Bonus” and incorporated in this document by reference).*

10.11
Form of Noncompetition Agreement between the Registrant and certain key employees and executive officers (filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.12
Retirement Plan for Non-Employee Directors of Fisher Scientific International Inc. (filed as Exhibit 10.12 to Fisher Scientific International Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992, filed March 24, 1993 [File No. 1-10920] and incorporated in this document by reference).*

10.13
First Amendment to the Fisher Scientific International Inc. Retirement Plan for Non-Employee Directors (filed as Exhibit 10.04 to Fisher Scientific International Inc.’s Quarterly Report on Form 10-Q filed May 10, 2005 [File No. 1-10920] and incorporated in this document by reference).*

THERMO FISHER SCIENTIFIC INC.
EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.14
Amendment to Retirement Plan for Non-Employee Directors of Fisher Scientific International Inc. (filed as Exhibit 10.02 to Fisher Scientific International Inc.’s Current Report on Form 8-K filed March 7, 2006 [File No. 1-10920] and incorporated in this document by reference).*

10.15
Fisher Scientific International Inc. 2005 Equity and Incentive Plan, effective as of May 6, 2005 (filed as Exhibit A to Fisher Scientific International Inc.’s definitive proxy statement filed April 4, 2005 [File No. 1-10920] and incorporated in this document by reference).*

10.16
Form of 2005 Equity and Incentive Plan Non-Qualified Stock Option Award Agreement (filed as Exhibit 10.01 to Fisher Scientific International Inc.’s Current Report on Form 8-K filed June 10, 2005 [File No. 1-10920] and incorporated in this document by reference).*

10.17
Thermo Fisher Scientific Inc. Amended and Restated 2005 Deferred Compensation Plan, effective January 1, 2009 (filed as Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 [File No. 1-8002] and incorporated in this document by reference).*

10.18
Description of Amendments to certain Stock Option Plans made in February 2008 (filed as Exhibit 10.75 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 [File No. 1-8002] and incorporated in this document by reference).*

10.19
Thermo Fisher Scientific Inc. 2008 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 22, 2008 [File No. 1-8002] and incorporated in this document by reference).*

10.20
Amendment No. 1 to Thermo Fisher Scientific Inc. Amended and Restated 2005 Deferred Compensation Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.21
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

10.23
Time-Based Restricted Stock Unit Agreement between Marc Casper and the Registrant, dated November 21, 2009 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed November 25, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.24
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

10.29
Amendment No. 1 to 2009 Restatement of Executive Severance Agreement, dated February 25, 2010, between the Registrant and Marc N. Casper (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 25, 2010 [File No. 1-8002] and incorporated in this document by reference).*

10.30
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

10.35
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

10.37
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

10.43
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

10.47
Thermo Fisher Scientific Inc. 2013 Annual Incentive Award Plan (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 23, 2013 [File No. 1-8002] and incorporated in this document by reference).*

10.48
Credit Agreement, dated July 25, 2013, among the Company, certain Subsidiaries of the Company from time to time party thereto, Bank of America, N.A., and each lender from time to time party thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 26, 2013 [File No. 1-8002] and incorporated in this document by reference).

THERMO FISHER SCIENTIFIC INC.
EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.49
Performance Restricted Stock Unit Agreement between Thermo Fisher Scientific Inc. and Marc Casper dated February 26, 2014, (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 27, 2014 [File No. 1-8002] and incorporated in this document by reference).*

10.50
Offer Letter dated December 31, 2013, between the Company and Mark Stevenson (filed as Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K filed February 26, 2015 [File No. 1-8002] and incorporated in this document by reference).*

10.51
Restricted Stock Unit Award Agreement between Life Technologies Corporation and Mark Stevenson dated April 2, 2012 (filed as Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K filed February 26, 2015 [File No. 1-8002] and incorporated in this document by reference).*

10.52
Restricted Stock Unit Award Agreement between Life Technologies Corporation and Mark Stevenson dated April 1, 2013 (filed as Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K filed February 26, 2015 [File No. 1-8002] and incorporated in this document by reference).*

10.53
Change in Control Agreement dated March 5, 2009, by and between Life Technologies Corporation and Mark P. Stevenson (filed as Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K filed February 26, 2015 [File No. 1-8002] and incorporated in this document by reference).*

10.54
Amendment to Change in Control Agreement by and between Life Technologies Corporation and Mark P. Stevenson, dated July 21, 2013 (filed as Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K filed February 26, 2015 [File No. 1-8002] and incorporated in this document by reference).*

10.55
Supplemental Executive Retirement Plan effective as of December 31, 2005, as amended and restated as of August 28, 2006 (filed as Exhibit 10.3 to Applera Corporation’s Quarterly Report on Form 10-Q filed November 6, 2006 [File No. 1-04389] and incorporated in this document by reference).*

10.56
Amendment to Supplemental Executive Retirement Plan, effective as of January 1, 2010 (filed as Exhibit 10.1 to Life Technologies Corporation’s Current Report on Form 8-K filed December 8, 2009 [File No. 000-25317] and incorporated in this document by reference).*

10.57
Noncompetition Agreement between the Registrant and Mark Stevenson, dated September 10, 2015 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed October 30, 2015 [File No. 1-8002] and incorporated in this document by reference).*

10.58
Restricted Stock Unit Agreement between Thermo Fisher Scientific Inc. and Peter Wilver dated February 25, 2015 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 26, 2015 [File No. 1-8002] and incorporated in this document by reference).*

10.59
Performance Restricted Stock Unit Agreement between Thermo Fisher Scientific Inc. and Peter Wilver dated February 25, 2015 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed February 26, 2015 [File No. 1-8002] and incorporated in this document by reference).*

10.60
Incremental Facility Amendment, dated February 23, 2015, to the Credit Agreement, dated July 25, 2013, among the Company, certain Subsidiaries of the Company from time to time party thereto, Bank of America, N.A., and each lender from time to time party thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 26, 2015 [File No. 1-8002] and incorporated in this document by reference).

21	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(b) and 15d-14(b), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(b) and 15d-14(b), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

THERMO FISHER SCIENTIFIC INC.
EXHIBIT INDEX

Exhibit Number	Description of Exhibit

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet at December 31, 2015, and 2014, (ii) Consolidated Statement of Income for the years ended December 31, 2015, 2014 and 2013, (iii) Consolidated Statement of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013 (iv) Consolidated Statement of Cash Flows for the years ended December 31, 2015, 2014 and 2013, (v) Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013 and (vi) Notes to Consolidated Financial Statements.

THERMO FISHER SCIENTIFIC INC.

INDEX OF CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

The following Consolidated Financial Statements of the Registrant and its subsidiaries are required to be included in Item 15:

THERMO FISHER SCIENTIFIC INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Thermo Fisher Scientific Inc.:
In our opinion, the consolidated balance sheets, and the related consolidated statements of income and comprehensive income, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Thermo Fisher Scientific Inc. and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A of Thermo Fisher Scientific Inc.’s Annual Report on Form 10-K. Our responsibility is to express opinions on these financial statements, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it classifies deferred taxes in 2015 due to the adoption of Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes.
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
/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 25, 2016

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
(In millions)	2015	2014

Assets
Current Assets:
Cash and cash equivalents	$452.1	$1,343.5
Accounts receivable, less allowances of $70.1 and $74.1	2,544.9	2,473.6
Inventories	1,991.7	1,859.5
Deferred tax assets	—	303.3
Other current assets	752.5	559.9

Total current assets	5,741.2	6,539.8

Property, Plant and Equipment, Net	2,448.8	2,426.5
Acquisition-related Intangible Assets, Net	12,758.3	14,110.1
Other Assets	1,113.1	933.1
Goodwill	18,827.6	18,842.6

Total Assets	$40,889.0	$42,852.1

Liabilities and Shareholders' Equity
Current Liabilities:
Short-term obligations and current maturities of long-term obligations	$1,052.8	$2,212.4
Accounts payable	822.2	820.7
Accrued payroll and employee benefits	598.2	668.9
Accrued income taxes	212.5	165.1
Deferred revenue	317.9	311.9
Other accrued expenses	1,143.7	1,170.8

Total current liabilities	4,147.3	5,349.8

Deferred Income Taxes	2,622.6	3,430.7
Other Long-term Liabilities	1,295.0	1,171.9
Long-term Obligations	11,473.9	12,351.6

Commitments and Contingencies (Note 10)

Shareholders' Equity:
Preferred stock, $100 par value, 50,000 shares authorized; none issued
Common stock, $1 par value, 1,200,000,000 shares authorized; 411,944,301 and 408,461,670 shares issued	411.9	408.5
Capital in excess of par value	11,801.2	11,473.6
Retained earnings	12,142.3	10,406.9
Treasury stock at cost, 12,314,200 and 7,991,782 shares	(1,007.9)	(455.9)
Accumulated other comprehensive items	(1,997.3)	(1,285.0)

Total shareholders' equity	21,350.2	20,548.1

Total Liabilities and Shareholders' Equity	$40,889.0	$42,852.1

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF INCOME

	Year Ended
	December 31,	December 31,	December 31,
(In millions except per share amounts)	2015	2014	2013

Revenues
Product revenues	$14,667.8	$14,715.1	$11,215.2
Service revenues	2,297.6	2,174.5	1,875.1

Total revenues	16,965.4	16,889.6	13,090.3

Costs and Operating Expenses:
Cost of product revenues	7,583.8	7,934.7	6,309.6
Cost of service revenues	1,625.7	1,462.9	1,251.6
Selling, general and administrative expenses	4,612.1	4,896.1	3,446.3
Research and development expenses	692.3	691.1	395.5
Restructuring and other costs (income), net	115.3	(598.2)	77.7

Total costs and operating expenses	14,629.2	14,386.6	11,480.7

Operating Income	2,336.2	2,503.0	1,609.6
Other Expense, Net	(399.8)	(415.8)	(290.1)

Income from Continuing Operations Before Income Taxes	1,936.4	2,087.2	1,319.5
Benefit from (Provision for) Income Taxes	43.9	(191.7)	(40.4)

Income from Continuing Operations	1,980.3	1,895.5	1,279.1
Loss from Discontinued Operations (net of income tax benefit of $2.9, $0.6 and $3.7)	(4.9)	(1.1)	(5.8)

Net Income	$1,975.4	$1,894.4	$1,273.3

Earnings per Share from Continuing Operations
Basic	$4.97	$4.76	$3.55
Diluted	$4.93	$4.71	$3.50

Earnings per Share
Basic	$4.96	$4.76	$3.53
Diluted	$4.92	$4.71	$3.48

Weighted Average Shares
Basic	398.7	398.2	360.3
Diluted	401.9	402.3	365.8

Cash Dividends Declared per Common Share	$0.60	$0.60	$0.60

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended
	December 31,	December 31,	December 31,
(In millions)	2015	2014	2013

Comprehensive Income
Net Income	$1,975.4	$1,894.4	$1,273.3

Other Comprehensive Items:
Currency translation adjustment	(706.1)	(1,182.6)	24.6
Unrealized gains on available-for-sale investments:
Unrealized holding gains arising during the period (net of tax provision of $0.0, $0.1 and $0.5)	0.5	1.7	1.6
Reclassification adjustment for gains included in net income (net of tax provision of $0.2 and $2.5)	—	(1.7)	(8.0)
Unrealized gains and losses on hedging instruments:
Unrealized (losses) gains on hedging instruments (net of tax (benefit) provision of ($5.5) and $3.6)	(9.0)	—	5.8
Reclassification adjustment for losses included in net income (net of tax benefit of $1.5, $1.8 and $2.2)	3.3	3.0	3.2
Pension and other postretirement benefit liability adjustments:
Pension and other postretirement benefit liability adjustments arising during the period (net of tax (benefit) provision of ($5.0), ($26.5) and $20.3)	(9.0)	(52.2)	38.2
Amortization of net loss and prior service benefit included in net periodic pension cost (net of tax benefit of $2.9, $13.3 and $3.6)	8.0	24.0	7.8

Total other comprehensive items	(712.3)	(1,207.8)	73.2

Comprehensive Income	$1,263.1	$686.6	$1,346.5

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended
	December 31,	December 31,	December 31,
(In millions)	2015	2014	2013

Operating Activities
Net income	$1,975.4	$1,894.4	$1,273.3
Loss from discontinued operations	4.9	1.1	5.8

Income from continuing operations	1,980.3	1,895.5	1,279.1

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,688.2	1,684.8	999.9
Change in deferred income taxes	(524.8)	(621.8)	(472.8)
Net gains on sale of businesses	(7.6)	(895.4)	—
Non-cash stock-based compensation	125.0	117.1	90.9
Tax benefits from stock-based compensation awards	(64.1)	(65.6)	(48.8)
Non-cash charges for sale of inventories revalued at the date of acquisition	6.9	303.4	23.9
Other non-cash expenses, net	58.6	38.0	22.7
Changes in assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	(149.4)	(145.4)	(147.9)
Inventories	(140.7)	(109.8)	(72.2)
Other assets	(254.3)	163.1	168.7
Accounts payable	(2.7)	1.2	47.0
Other liabilities	147.7	308.4	163.3
Contributions to retirement plans	(37.5)	(49.6)	(38.2)

Net cash provided by continuing operations	2,825.6	2,623.9	2,015.6
Net cash used in discontinued operations	(8.7)	(4.3)	(4.9)

Net cash provided by operating activities	2,816.9	2,619.6	2,010.7

Investing Activities
Acquisitions, net of cash acquired	(694.6)	(13,060.1)	(11.4)
Proceeds from sale of businesses, net of cash divested	—	1,521.8	—
Purchase of property, plant and equipment	(422.9)	(427.6)	(282.4)
Proceeds from sale of property, plant and equipment	18.1	49.3	20.7
Proceeds from sale of investments	12.0	88.6	7.6
Decrease in restricted cash	5.8	48.6	4.0
Other investing activities, net	(5.8)	(3.3)	(1.8)

Net cash used in investing activities	$(1,087.4)	$(11,782.7)	$(263.3)

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

	Year Ended
	December 31,	December 31,	December 31,
(In millions)	2015	2014	2013
Financing Activities
Net proceeds from issuance of long-term debt	$1,798.0	$6,592.3	$3,167.8
Repayment of long-term obligations	(3,780.2)	(4,429.4)	(1.0)
Increase (decrease) in commercial paper, net	49.5	(249.9)	199.9
Decrease in short-term notes payable	—	(36.6)	(12.0)
Purchases of company common stock	(500.0)	—	(89.8)
Dividends paid	(240.6)	(234.8)	(216.2)
Net proceeds from issuance of company common stock	—	2,942.0	—
Net proceeds from issuance of company common stock under employee stock plans	124.0	155.4	230.4
Tax benefits from stock-based compensation awards	64.1	65.6	48.8
Other financing activities, net	(6.1)	(8.5)	(17.9)

Net cash (used in) provided by financing activities	(2,491.3)	4,796.1	3,310.0

Exchange Rate Effect on Cash	(129.6)	(115.5)	(37.0)

(Decrease) Increase in Cash and Cash Equivalents	(891.4)	(4,482.5)	5,020.4
Cash and Cash Equivalents at Beginning of Period	1,343.5	5,826.0	805.6

Cash and Cash Equivalents at End of Period	$452.1	$1,343.5	$5,826.0

See Note 13 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Total Shareholders' Equity
(In millions)	Shares	Amount			Shares	Amount

Balance at December 31, 2012	413.5	$413.5	$10,501.1	$7,697.3	56.0	$(2,996.8)	$(150.4)	$15,464.7

Retirement of treasury shares	(50.0)	(50.0)	(2,647.7)	—	(50.0)	2,697.7	—	—
Issuance of shares under employees' and directors' stock plans	6.1	6.1	232.9	—	0.3	(23.3)	—	215.7
Stock-based compensation	—	—	90.9	—	—	—	—	90.9
Tax benefit related to employees' and directors' stock plans	—	—	46.6	—	—	—	—	46.6
Purchases of company common stock	—	—	—	—	1.3	(89.8)	—	(89.8)
Dividends declared	—	—	—	(217.3)	—	—	—	(217.3)
Net income	—	—	—	1,273.3	—	—	—	1,273.3
Other comprehensive items	—	—	—	—	—	—	73.2	73.2
Other	—	—	(1.2)	—	—	—	—	(1.2)

Balance at December 31, 2013	369.6	369.6	8,222.6	8,753.3	7.6	(412.2)	(77.2)	16,856.1

Issuance of shares under employees' and directors' stock plans	4.0	4.0	161.3	—	0.4	(43.7)	—	121.6
Issuance of shares	34.9	34.9	2,907.4	—	—	—	—	2,942.3
Stock-based compensation	—	—	117.1	—	—	—	—	117.1
Tax benefit related to employees' and directors' stock plans	—	—	65.4	—	—	—	—	65.4
Dividends declared	—	—	—	(240.8)	—	—	—	(240.8)
Net income	—	—	—	1,894.4	—	—	—	1,894.4
Other comprehensive items	—	—	—	—	—	—	(1,207.8)	(1,207.8)
Other	—	—	(0.2)	—	—	—	—	(0.2)

Balance at December 31, 2014	408.5	408.5	11,473.6	10,406.9	8.0	(455.9)	(1,285.0)	20,548.1

Issuance of shares under employees' and directors' stock plans	3.4	3.4	139.4	—	0.4	(52.0)	—	90.8
Stock-based compensation	—	—	125.0	—	—	—	—	125.0
Tax benefit related to employees' and directors' stock plans	—	—	63.2	—	—	—	—	63.2
Purchases of company common stock	—	—	—	—	3.9	(500.0)	—	(500.0)
Dividends declared	—	—	—	(240.0)	—	—	—	(240.0)
Net income	—	—	—	1,975.4	—	—	—	1,975.4
Other comprehensive items	—	—	—	—	—	—	(712.3)	(712.3)

Balance at December 31, 2015	411.9	$411.9	$11,801.2	$12,142.3	12.3	$(1,007.9)	$(1,997.3)	$21,350.2

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations
Thermo Fisher Scientific Inc. (the company or Thermo Fisher) enables customers to make the world healthier, cleaner and safer by providing analytical instruments, equipment, reagents and consumables, software and services for research, manufacturing, analysis, discovery and diagnostics. Markets served include pharmaceutical and biotech, academic and government, industrial and applied, as well as healthcare and diagnostics.
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in the allowance for doubtful accounts are as follows:

	Year Ended December 31,
(In millions)	2015	2014	2013

Beginning Balance	$74.1	$54.1	$55.5
Provision charged to expense (a)	5.5	20.4	6.8
Accounts recovered	0.2	1.0	0.2
Accounts written off	(4.8)	(11.2)	(8.4)
Other (b)	(4.9)	9.8	—

Ending Balance	$70.1	$74.1	$54.1

(a)	In 2014, includes $16.2 million of charges to conform the accounting policies of Life Technologies with the company's accounting policies.

(b)	Includes allowance of businesses acquired and sold during the year as described in Note 2 and the effect of currency translation.
Deferred revenue in the accompanying balance sheet consists primarily of unearned revenue on service contracts, which is recognized ratably over the terms of the contracts. Substantially all of the deferred revenue in the accompanying 2015 balance sheet will be recognized within one year.
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

	Year Ended
	December 31,	December 31,
(In millions)	2015	2014

Beginning Balance	$57.5	$49.8
Provision charged to income	85.4	80.6
Usage	(82.1)	(78.4)
Acquisitions	0.5	7.1
Adjustments to previously provided warranties, net	(2.6)	1.0
Currency translation	(2.9)	(2.6)

Ending Balance	$55.8	$57.5
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

	December 31,	December 31,
(In millions)	2015	2014

Raw Materials	$421.1	$441.6
Work in Process	236.8	207.6
Finished Goods	1,333.8	1,210.3

Inventories	$1,991.7	$1,859.5
The value of inventories maintained using the LIFO method was $191 million and $203 million at December 31, 2015 and 2014, respectively, which was below estimated replacement cost by $28 million and $25 million, respectively. Reduction to cost of revenues as a result of the liquidation of LIFO inventories were nominal during the three years ended December 31, 2015.
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,	December 31,
(In millions)	2015	2014

Land	$276.4	$281.8
Buildings and Improvements	1,050.5	955.1
Machinery, Equipment and Leasehold Improvements	2,786.8	2,632.0

Property, Plant and Equipment, at Cost	4,113.7	3,868.9
Less: Accumulated Depreciation and Amortization	1,664.9	1,442.4

Property, Plant and Equipment, Net	$2,448.8	$2,426.5
Depreciation and amortization expense of property, plant and equipment was $373 million, $353 million and $237 million in 2015, 2014 and 2013, respectively.
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

	Balance at December 31, 2015			Balance at December 31, 2014
(In millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Definite Lived:
Customer relationships	$11,844.4	$(4,086.9)	$7,757.5	$11,866.8	$(3,340.6)	$8,526.2
Product technology	4,799.8	(1,819.0)	2,980.8	4,898.1	(1,501.3)	3,396.8
Tradenames	1,316.7	(548.2)	768.5	1,333.0	(448.7)	884.3
Other	33.2	(33.0)	0.2	34.2	(33.3)	0.9

	17,994.1	(6,487.1)	11,507.0	18,132.1	(5,323.9)	12,808.2
Indefinite Lived:
Tradenames	1,234.8	—	1,234.8	1,234.8	—	1,234.8
In-process research and development	16.5	—	16.5	67.1	—	67.1

	1,251.3	—	1,251.3	1,301.9	—	1,301.9

Acquisition-related Intangible Assets	$19,245.4	$(6,487.1)	$12,758.3	$19,434.0	$(5,323.9)	$14,110.1

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The estimated future amortization expense of acquisition-related intangible assets with definite lives is as follows:

(In millions)

2016	$1,278.5
2017	1,254.1
2018	1,216.9
2019	1,183.9
2020	1,075.8
2021 and Thereafter	5,497.8

Estimated Future Amortization Expense of Definite-lived Intangible Assets	$11,507.0
Amortization of acquisition-related intangible assets was $1.31 billion, $1.33 billion and $763 million in 2015, 2014 and 2013, respectively.
Other Assets
Other assets in the accompanying balance sheet include deferred tax assets, cash surrender value of life insurance, insurance recovery receivables related to product liability matters, investments in joint ventures, pension assets, deferred debt issuance costs, cost-method and available-for-sale investments, restricted cash, notes receivable and other assets.
Investments for which there are not readily determinable market values are accounted for under the cost method of accounting. The company periodically evaluates the carrying value of its investments accounted for under the cost method of accounting, which provides that they are recorded at the lower of cost or estimated net realizable value. At December 31, 2015 and 2014, the company had cost method investments with carrying amounts of $38.8 million and $38.5 million, respectively, which are included in other assets.
Goodwill
The company assesses the realizability of goodwill annually and whenever events or changes in circumstances indicate it may be impaired. Such events or circumstances generally include the occurrence of operating losses or a significant decline in earnings associated with one or more of the company’s reporting units. The company estimates the fair value of its reporting units by using forecasts of discounted future cash flows and peer market multiples. When an impairment is indicated, any excess of carrying value over the implied fair value of goodwill is recorded as an operating loss. The company completed quantitative annual tests for impairment at October 31, 2015 and November 1, 2014, and determined that goodwill was not impaired.
The changes in the carrying amount of goodwill by segment are as follows:

(In millions)	Life Sciences Solutions	Analytical Instruments	Specialty Diagnostics	Laboratory Products and Services	Total

Balance at December 31, 2013	$292.4	$2,761.4	$4,258.1	$5,191.4	$12,503.3
Acquisitions	7,179.5	—	—	—	7,179.5
Sale of businesses	(122.0)	—	(13.6)	(206.5)	(342.1)
Currency translation	(105.0)	(31.0)	(347.2)	(13.9)	(497.1)
Other	0.4	(0.6)	2.3	(3.1)	(1.0)

Balance at December 31, 2014	7,245.3	2,729.8	3,899.6	4,967.9	18,842.6
Acquisitions	125.1	1.7	4.7	120.8	252.3
Finalization of purchase price allocations for 2014 acquisitions	(3.3)	—	—	—	(3.3)
Sale of a product line	(5.8)	—	—	—	(5.8)
Currency translation	(80.4)	(24.1)	(132.8)	(22.4)	(259.7)
Other	8.3	(4.9)	(0.2)	(1.7)	1.5

Balance at December 31, 2015	$7,289.2	$2,702.5	$3,771.3	$5,064.6	$18,827.6

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
Currency Translation
All assets and liabilities of the company’s non-U.S. subsidiaries are translated at year-end exchange rates. Resulting translation adjustments are reflected in the “accumulated other comprehensive items” component of shareholders’ equity. Revenues and expenses are translated at average exchange rates for the year. Currency transaction gains and losses are included in the accompanying statement of income and in aggregate were net losses of $11 million and $17 million in 2015 and 2013, respectively, and a net gain of and $33 million in 2014 .
Derivative Contracts
The company is exposed to certain risks relating to its ongoing business operations including changes to interest rates and currency exchange rates. The company uses derivative instruments primarily to manage currency exchange and interest rate risks. The company recognizes derivative instruments as either assets or liabilities and measures those instruments at fair value. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Derivatives that are not designated as hedges are recorded at fair value through earnings.
The company uses short-term forward and option currency exchange contracts primarily to hedge certain balance sheet and operational exposures resulting from changes in currency exchange rates, predominantly intercompany loans and cash balances that are denominated in currencies other than the functional currencies of the respective operations. The currency-exchange contracts principally hedge transactions denominated in euro, British pounds sterling, Swiss franc, Japanese yen, Norwegian kroner, and Swedish kronor. The company does not hold or engage in transactions involving derivative instruments for purposes other than risk management.
Cash flow hedges. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.
Fair value hedges. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in earnings. During 2013 and 2015, in connection with new debt issuances, the company entered into interest rate swap arrangements. The company includes the gain or loss on the hedged items (fixed-rate debt) in the same line item (interest expense) as the offsetting effective portion of the loss or gain on the related interest rate swaps.
Net investment hedges. The company also uses foreign currency-denominated debt to partially hedge its net investments in foreign operations against adverse movements in exchange rates. The company’s euro-denominated senior notes have been designated as, and are effective as, economic hedges of part of the net investment in a foreign operation. Accordingly, foreign currency transaction gains or losses due to spot rate fluctuations on the euro-denominated debt instruments are included in currency translation adjustment within other comprehensive income and shareholders’ equity.
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
Recent Accounting Pronouncements
In January 2016, the FASB issued new guidance which affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. This guidance retains the

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

current accounting for classifying and measuring investments in debt securities and loans, but requires equity investments to be measured at fair value with subsequent changes recognized in net income, except for those accounted for under the equity method or requiring consolidation. The guidance also changes the accounting for investments without a readily determinable fair value and that do not qualify for the practical expedient permitted by the guidance to estimate fair value. A policy election can be made for these investments whereby estimated fair value may be measured at cost and adjusted in subsequent periods for any impairment or changes in observable prices of identical or similar investments. The guidance is effective for the company in 2018. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the company’s consolidated financial statements.
In November 2015, the FASB issued new guidance which requires all deferred income taxes be presented on the balance sheet as noncurrent. The new guidance is intended to simplify financial reporting by eliminating the requirement to classify deferred taxes between current and noncurrent. The company early adopted this guidance in the fourth quarter of 2015, as permitted by the new guidance. The company has applied the guidance prospectively and therefore prior periods have not been retrospectively adjusted. At December 31, 2014, the company's net current deferred tax asset was $303 million.
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
In April 2015, the FASB issued new guidance which requires the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability, consistent with the current treatment of debt discounts. The guidance is effective for the company in 2016. Adoption of this standard will not have a material impact on the company’s consolidated balance sheet.
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
2015
On September 30, 2015, the company acquired, within the Laboratory Products and Services segment, Alfa Aesar, a U.K.-based global manufacturer of research chemicals from Johnson Matthey Plc, for £257 million ($392 million) in cash. The acquisition expanded the company’s existing portfolio of chemicals, solvents and reagents. Revenues of Alfa Aesar were approximately £78 million in 2014. The purchase price exceeded the fair value of the identifiable net assets and, accordingly, $118 million was allocated to goodwill, $41 million of which is tax deductible.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
During 2015, the company made contingent purchase price payments totaling $11 million for acquisitions completed prior to 2015. The contingent purchase price payments were contractually due to the sellers upon achievement of certain performance criteria at the acquired businesses.
The components of the purchase price and net assets acquired for 2015 acquisitions are as follows:

(In millions)	Alfa Aesar	Advanced Scientifics	Other	Total

Purchase Price
Cash paid	$392.3	$289.1	$18.5	$699.9
Purchase price payable	0.5	—	1.3	1.8
Cash acquired	(3.7)	(0.3)	(1.3)	(5.3)

	$389.1	$288.8	$18.5	$696.4

Net Assets Acquired
Current assets	$102.3	$28.0	$4.6	$134.9
Property, plant and equipment	39.4	10.6	0.1	50.1
Definite-lived intangible assets:
Customer relationships	137.1	90.0	7.9	235.0
Product technology	—	36.5	—	36.5
Tradenames and other	15.6	2.3	—	17.9
Goodwill	118.3	125.1	8.9	252.3
Other assets	4.3	0.2	—	4.5
Liabilities assumed	(27.9)	(3.9)	(3.0)	(34.8)

	$389.1	$288.8	$18.5	$696.4
The weighted-average amortization periods for definite-lived intangible assets acquired in 2015 are 15 years for customer relationships, 10 years for product technology and 10 years for tradenames and other. The weighted average amortization period for all definite-lived intangible assets acquired in 2015 is 14 years.
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
Pro forma results include non-recurring pro forma adjustments that were directly attributable to the business combination to reflect amounts as if the acquisition had been completed as of the beginning of 2013, as follows:

•	Pre-tax charge to selling, general and administrative expenses of $231 million in 2013, for acquisition-related transaction costs incurred by the company and Life Technologies;

•	Pre-tax charge to cost of revenues of $301 million in 2013, for the sale of Life Technologies inventories revalued at the date of acquisition;

•	Pre-tax charge of $92 million in 2013, for monetizing equity awards held by Life Technologies’ employees at the date of acquisition;

•	Pre-tax charge of $38 million in 2013, to conform the accounting policies of Life Technologies with the company's accounting policies; and

•	Pre-tax reduction of revenues of $8 million and $24 million in 2014 and 2013, respectively, for revaluing Life Technologies’ deferred revenue obligations to fair value.
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Business Segment Information

(In millions)	2015	2014	2013

Revenues
Life Sciences Solutions	$4,439.4	$4,195.7	$712.5
Analytical Instruments	3,208.2	3,252.2	3,154.2
Specialty Diagnostics	3,243.9	3,343.6	3,191.7
Laboratory Products and Services	6,661.5	6,601.5	6,398.8
Eliminations	(587.6)	(503.4)	(366.9)

Consolidated revenues	16,965.4	16,889.6	13,090.3

Segment Income (a)
Life Sciences Solutions	1,336.9	1,214.9	169.7
Analytical Instruments	612.8	581.1	558.7
Specialty Diagnostics	872.9	916.0	863.7
Laboratory Products and Services	999.1	982.8	960.4

Subtotal reportable segments (a)	3,821.7	3,694.8	2,552.5

Cost of revenues charges	(9.1)	(327.6)	(28.6)
Selling, general and administrative charges, net	(46.3)	(130.7)	(73.5)
Restructuring and other (costs) income, net	(115.3)	598.2	(77.7)
Amortization of acquisition-related intangible assets	(1,314.8)	(1,331.7)	(763.1)

Consolidated operating income	2,336.2	2,503.0	1,609.6
Other expense, net (b)	(399.8)	(415.8)	(290.1)

Income from continuing operations before income taxes	$1,936.4	$2,087.2	$1,319.5

Depreciation
Life Sciences Solutions	$146.3	$131.6	$17.1
Analytical Instruments	38.9	39.0	41.2
Specialty Diagnostics	73.7	76.7	73.9
Laboratory Products and Services	114.5	105.8	104.6

Consolidated depreciation	$373.4	$353.1	$236.8

(a)
Represents operating income before certain charges to cost of revenues and selling, general and administrative expenses; restructuring and other costs, net; and amortization of acquisition-related intangibles.

(b)	The company does not allocate other expense, net to its segments.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions)	2015	2014	2013

Total Assets
Life Sciences Solutions	$17,884.3	$19,257.0	$1,115.5
Analytical Instruments	4,763.1	4,133.3	4,321.4
Specialty Diagnostics	7,183.2	8,047.7	9,086.0
Laboratory Products and Services	10,266.6	10,875.7	11,523.5
Corporate/Other (c)	791.8	538.4	5,817.0

Consolidated total assets	$40,889.0	$42,852.1	$31,863.4

Capital Expenditures
Life Sciences Solutions	$85.1	$104.4	$19.3
Analytical Instruments	59.5	38.1	33.5
Specialty Diagnostics	75.9	84.7	77.9
Laboratory Products and Services	97.7	102.1	94.7
Corporate/Other	104.7	98.3	57.0

Consolidated capital expenditures	$422.9	$427.6	$282.4

(c)	Corporate assets consist primarily of cash and cash equivalents, short-term investments, property and equipment at the company's corporate offices and assets of the discontinued operations.
Geographical Information

(In millions)	2015	2014	2013

Revenues (d)
United States	$8,607.3	$8,147.7	$6,617.0
China	1,376.4	1,223.1	896.6
Germany	899.7	1,005.9	758.6
United Kingdom	778.1	754.5	532.4
Other	5,303.9	5,758.4	4,285.7

Consolidated revenues	$16,965.4	$16,889.6	$13,090.3

Long-lived Assets (e)
United States	$1,532.0	$1,501.7	$892.9
United Kingdom	261.1	265.5	224.3
Germany	169.4	170.3	165.9
Other	486.3	489.0	484.3

Consolidated long-lived assets	$2,448.8	$2,426.5	$1,767.4

(d)	Revenues are attributed to countries based on customer location.

(e)	Includes property, plant and equipment, net.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4.	Other Expense, Net
The components of other expense, net, in the accompanying statement of income are as follows:

(In millions)	2015	2014	2013

Interest Income	$30.6	$47.7	$28.0
Interest Expense	(414.9)	(479.9)	(262.1)
Other Items, Net	(15.5)	16.4	(56.0)

Other Expense, Net	$(399.8)	$(415.8)	$(290.1)
Other Items, Net
In 2015, other items, net includes costs of $7.5 million associated with entering into interest rate swap arrangements and losses of $12 million for the early extinguishment of debt.
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
The components of stock-based compensation expense are primarily included in selling, general and administrative expenses and are as follows:

(In millions)	2015	2014	2013

Stock Option Awards	$43.7	$45.7	$41.4
Restricted Unit Awards	81.3	71.4	49.5

Total Stock-based Compensation Expense	$125.0	$117.1	$90.9
Certain pre-acquisition equity awards of Life Technologies were converted to rights to receive future cash payments over the remaining vesting period. In addition to stock-based compensation, which is included in the above table, in 2015 and 2014, the company recorded expense for cash-in-lieu of equity of $22 million and $35 million, respectively related to these arrangements.
The company has elected to recognize any excess income tax benefits from stock option exercises and restricted stock unit vestings in capital in excess of par value only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to the company. The company measures the tax benefit associated with excess tax deductions related to stock-based compensation expense by multiplying the excess tax deductions by the statutory tax rates. The company uses the incremental tax benefit approach for utilization of tax attributes. Tax benefits recognized in capital in excess of par value in the accompanying balance sheet were $63 million, $65 million and $47 million, respectively, in 2015, 2014 and 2013.

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
The weighted average assumptions used in the Black-Scholes option pricing model are as follows:

	2015	2014	2013

Expected Stock Price Volatility	24%	25%	33%
Risk Free Interest Rate	1.4%	1.3%	0.7%
Expected Life of Options (years)	4.3	4.4	4.5
Expected Annual Dividend	0.5%	0.5%	0.8%
The weighted average per share grant-date fair values of options granted during 2015, 2014 and 2013 were $27.04, $26.89 and $19.84, respectively. The total intrinsic value of options exercised during the same periods was $181 million, $208 million and $190 million, respectively. The intrinsic value is the difference between the market value of the shares on the exercise date and the exercise price of the option.
A summary of the company’s option activity for the year ended December 31, 2015 is presented below:

	Shares (in millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (a) (in millions)

Outstanding at December 31, 2014	10.5	$71.34
Granted	1.9	130.98
Exercised	(2.3)	53.79
Canceled/Expired	(0.5)	107.90

Outstanding at December 31, 2015	9.6	$85.30	4.0

Vested and Unvested Expected to Vest at December 31, 2015	9.2	$83.81	3.9	$534.6

Exercisable at December 31, 2015	5.0	$61.28	2.8	$400.8

(a)	Market price per share on December 31, 2015 was $141.85. The intrinsic value is zero for options with exercise prices above the market price.
As of December 31, 2015, there was $72 million of total unrecognized compensation cost related to unvested stock options granted. The cost is expected to be recognized through 2019 with a weighted average amortization period of 2.4 years.

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
A summary of the company’s restricted unit activity for the year ended December 31, 2015 is presented below:

	Units (in thousands)	Weighted Average Grant-Date Fair Value

Unvested at December 31, 2014	1,805	$87.09
Granted	931	126.51
Vested	(1,022)	78.36
Forfeited	(153)	114.46

Unvested at December 31, 2015	1,561	$113.64
The total fair value of shares vested during 2015, 2014 and 2013 was $80 million, $61 million and $47 million, respectively.
As of December 31, 2015, there was $118 million of total unrecognized compensation cost related to unvested restricted stock unit awards. The cost is expected to be recognized through 2019 with a weighted average amortization period of 2.0 years.
Employee Stock Purchase Plans
Qualifying employees are eligible to participate in an employee stock purchase plan sponsored by the company. Shares may be purchased under the program at 95% of the fair market value at the end of the purchase period and the shares purchased are not subject to a holding period. Shares are purchased through payroll deductions of up to 10% of each participating employee’s gross wages. The company issued 151,000, 119,000 and 100,000 shares, respectively, of its common stock for the 2015, 2014 and 2013 plan years, which ended on December 31.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6.	Pension and Other Postretirement Benefit Plans
401(k) Savings Plan and Other Defined Contribution Plans
The company’s 401(k) savings and other defined contribution plans cover the majority of the company’s eligible U.S. and certain non-U.S. employees. Contributions to the plans are made by both the employee and the company. Company contributions are based on the level of employee contributions. Company contributions to these plans are based on formulas determined by the company. In 2015, 2014 and 2013, the company charged to expense $131 million, $118 million and $87 million, respectively, related to its defined contribution plans.
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
The company funds annually, at a minimum, the statutorily required minimum amount as actuarially determined. During 2015, 2014 and 2013, the company made cash contributions of approximately $38 million, $50 million and $38 million, respectively. Additionally, in 2013 the company irrevocably contributed appreciated available-for-sale investments that had a fair value of $27 million to two of its U.K. defined benefit plans. Contributions to the plans included in the following table are estimated at between $30 and $50 million for 2016.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a reconciliation of benefit obligations and plan assets of the company’s domestic and non-U.S. pension plans and postretirement benefit plans:

	Domestic Pension Benefits		Non-U.S. Pension Benefits		Postretirement Benefits
(In millions)	2015	2014	2015	2014	2015	2014

Change in Projected Benefit Obligations
Benefit Obligation at Beginning of Year	$1,291.1	$449.2	$1,075.4	$857.9	$55.3	$38.7
Business combinations	—	849.0	52.7	135.1	—	14.9
Service costs	—	2.0	25.2	20.0	0.6	0.6
Interest costs	50.0	53.1	27.6	36.7	1.9	2.1
Settlements	—	(58.2)	(7.4)	(19.3)	—	—
Plan participants' contributions	—	—	4.6	3.8	1.3	5.3
Actuarial (gains) losses	(48.7)	76.7	(39.1)	170.3	(2.2)	4.0
Benefits paid	(79.3)	(80.7)	(29.6)	(32.0)	(5.4)	(8.4)
Currency translation and other	—	—	(73.4)	(97.1)	(2.7)	(1.9)

Benefit Obligation at End of Year	$1,213.1	$1,291.1	$1,036.0	$1,075.4	$48.8	$55.3

Change in Fair Value of Plan Assets
Fair Value of Plan Assets at Beginning of Year	$1,047.6	$374.4	$825.8	$670.7	$8.6	$—
Business combinations	—	687.1	32.1	96.5	—	8.0
Actual return on plan assets	(28.3)	111.4	12.4	141.0	(1.1)	0.6
Employer contribution	5.4	13.6	28.0	32.9	4.1	3.1
Settlements	—	(58.2)	(7.4)	(19.3)	—	—
Plan participants' contributions	—	—	4.6	3.8	1.3	5.3
Benefits paid	(79.3)	(80.7)	(29.6)	(32.0)	(5.4)	(8.4)
Currency translation and other	—	—	(48.7)	(67.8)	—	—

Fair Value of Plan Assets at End of Year	$945.4	$1,047.6	$817.2	$825.8	$7.5	$8.6

Funded Status	$(267.7)	$(243.5)	$(218.8)	$(249.6)	$(41.3)	$(46.7)

Accumulated Benefit Obligation	$1,213.1	$1,258.3	$983.4	$1,014.5

Amounts Recognized in Balance Sheet
Non-current asset	$—	$—	$72.7	$61.8	$3.8	$4.8
Current liability	(2.9)	(2.8)	(5.7)	(5.6)	(2.6)	(2.7)
Non-current liability	(264.8)	(240.7)	(285.8)	(305.8)	(42.5)	(48.8)

Net amount recognized	$(267.7)	$(243.5)	$(218.8)	$(249.6)	$(41.3)	$(46.7)

Amounts Recognized in Accumulated Other Comprehensive Loss
Net actuarial loss	$163.0	$129.7	$133.1	$161.9	$4.7	$4.6
Prior service credits	—	—	(1.6)	—	(0.2)	(0.3)

Net amount recognized	$163.0	$129.7	$131.5	$161.9	$4.5	$4.3

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The actuarial assumptions used to compute the funded status for the plans are based upon information available as of December 31, 2015 and 2014 and are as follows:

	Domestic Pension Benefits		Non-U.S. Pension Benefits		Postretirement Benefits
	2015	2014	2015	2014	2015	2014

Weighted Average Assumptions Used to Determine Projected Benefit Obligations
Discount rate	4.25%	4.00%	2.83%	2.69%	4.12%	3.76%
Average rate of increase in employee compensation	4.00%	4.00%	3.06%	3.03%	—	—
Initial healthcare cost trend rate					6.82%	7.07%
Ultimate healthcare cost trend rate					5.21%	5.22%
The actuarial assumptions used to compute the net periodic pension benefit cost (income) are based upon information available as of the beginning of the year, as presented in the following table:

	Domestic Pension Benefits			Non-U.S. Pension Benefits
	2015	2014	2013	2015	2014	2013

Weighted Average Assumptions Used to Determine Net Benefit Cost (Income)
Discount rate	4.00%	4.46%	4.00%	2.69%	3.91%	3.65%
Average rate of increase in employee compensation	4.00%	4.00%	4.00%	3.03%	3.22%	2.94%
Expected long-term rate of return on assets	7.00%	7.00%	7.00%	4.21%	4.88%	4.96%
The ultimate healthcare cost trend rates for the postretirement benefit plans are expected to be reached between 2016 and 2033.
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
The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost in 2016 are not material.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The projected benefit obligation and fair value of plan assets for the company’s qualified and non-qualified pension plans with projected benefit obligations in excess of plan assets are as follows:

	Pension Plans
(In millions)	2015	2014

Pension Plans with Projected Benefit Obligations in Excess of Plan Assets
Projected benefit obligation	$1,739.2	$1,820.2
Fair value of plan assets	1,180.0	1,265.3
The accumulated benefit obligation and fair value of plan assets for the company's qualified and non-qualified pension plans with accumulated benefit obligations in excess of plan assets are as follows:

	Pension Plans
(In millions)	2015	2014

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets
Accumulated benefit obligation	$1,694.3	$1,738.0
Fair value of plan assets	1,179.7	1,265.3
The measurement date used to determine benefit information is December 31 for all plan assets and benefit obligations.
The net periodic pension benefit cost (income) includes the following components:

	Domestic Pension Benefits			Non-U.S. Pension Benefits
(In millions)	2015	2014	2013	2015	2014	2013
Components of Net Benefit Cost (Income)
Service cost-benefits earned	$—	$2.0	$—	$25.2	$20.0	$19.5
Interest cost on benefit obligation	50.0	53.1	19.0	27.6	36.7	29.0
Expected return on plan assets	(54.3)	(60.8)	(24.3)	(33.6)	(34.4)	(29.0)
Amortization of actuarial net loss	0.6	3.7	5.2	9.3	4.2	6.3
Amortization of prior service benefit	—	—	—	(0.2)	(0.1)	(0.3)
Settlement/curtailment loss	—	25.5	—	1.0	4.1	0.1
Special termination benefits	—	—	—	1.3	0.3	1.1

Net periodic benefit cost (income)	$(3.7)	$23.5	$(0.1)	$30.6	$30.8	$26.7
The net periodic postretirement benefit cost was not material in 2015, 2014 and 2013. The company offered to settle pension obligations for former employee participants in certain defined benefit plans in 2014. The company recorded a charge of $30 million associated with those plan participants electing to accept the settlement offer.
Expected benefit payments are estimated using the same assumptions used in determining the company’s benefit obligation at December 31, 2015. Benefit payments will depend on future employment and compensation levels, average years employed and average life spans, among other factors, and changes in any of these factors could significantly affect these estimated future benefit payments. Estimated future benefit payments during the next five years and in the aggregate for the five fiscal years thereafter, are as follows:

(In millions)	Domestic Pension Benefits	Non-U.S. Pension Benefits	Post- retirement Benefits

Expected Benefit Payments
2016	$82.1	$30.0	$2.9
2017	84.7	28.4	2.9
2018	80.6	29.7	2.9
2019	80.3	32.6	2.9
2020	80.2	34.7	2.8
2021-2025	390.1	198.6	12.9

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A change in the assumed healthcare cost trend rate by one percentage point effective January 2015 would not have caused a material change in the accumulated postretirement benefit obligation as of December 31, 2015 and the 2015 aggregate of service and interest costs.
Domestic Pension Plan Assets
The company’s overall objective is to manage the assets in a liability framework where investments are selected that are expected to have similar changes in fair value as the related liabilities will have upon changes in interest rates. The company invests in a portfolio of both return-seeking and liability-hedging assets, primarily through the use of institutional collective funds, to achieve long-term growth and to insulate the funded position from interest rate volatility. The strategic asset allocation uses a combination of risk controlled and index strategies in fixed income and global equities. The company also has a small portfolio (comprising less than 1% of invested assets) of private equity investments. The target allocations for the remaining investments are approximately 27% to funds investing in U.S. equities, including a sub-allocation of approximately 2% to real estate-related equities, approximately 24% to funds investing in international equities and approximately 47% to funds investing in fixed income securities. The portfolio maintains enough liquidity at all times to meet the near-term benefit payments.
Non-U.S. Pension Plan Assets
The company maintains specific plan assets for many of the individual pension plans outside the U.S. The investment strategy of each plan has been uniquely established based on the country specific standards and characteristics of the plans. Several of the plans have contracts with insurance companies whereby the market risks of the benefit obligations are borne by the insurance companies. When assets are held directly in investments, generally the objective is to invest in a portfolio of diversified assets with a variety of fund managers. For plans not currently managing the assets in a liability framework, the investments are substantially limited to funds investing in global equities and fixed income securities with the target asset allocations ranging from approximately 35% - 70% for equities and 30% - 65% for fixed income securities. For plans managing the assets in a liability framework, the investments also include hedge funds, multi-asset funds and derivative funds with the target asset allocations ranging from approximately 4% - 18% for equities, 45% - 65% for fixed income, 10% - 20% for hedge funds, 4% - 5% for multi-asset funds and 20% - 30% for funds holding derivatives. The derivatives held by the funds are primarily interest rate swaps intended to match the movements in the plan liabilities as well as equity futures in a synthetic equity fund which provide targeted exposure to equity markets without the fund holding individual equity positions. Each plan maintains enough liquidity at all times to meet the near-term benefit payments.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair values of the company’s plan assets at December 31, 2015 and 2014, by asset category are as follows:

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2015	(Level 1)	(Level 2)	(Level 3)

Domestic Pension Plan Assets
U.S. equity funds	$252.3	$—	$252.3	$—
International equity funds	231.5	—	231.5	—
Fixed income funds	442.5	—	442.5	—
Private equity funds	3.3	—	—	3.3
Money market funds	15.8	—	15.8	—

Total Domestic Pension Plans	$945.4	$—	$942.1	$3.3

Non-U.S. Pension Plan Assets
Equity funds	$122.8	$57.3	$65.5	$—
Fixed income funds	287.7	20.3	267.4	—
Hedge funds	67.5	—	67.5	—
Multi-asset funds	17.4	—	17.4	—
Derivative funds	135.0	—	135.0	—
Insurance contracts	153.6	—	153.6	—
Cash / money market funds	33.2	32.8	0.4	—

Total Non-U.S. Pension Plans	$817.2	$110.4	$706.8	$—

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2014	(Level 1)	(Level 2)	(Level 3)

Domestic Pension Plan Assets
U.S. equity funds	$290.9	$—	$290.9	$—
International equity funds	253.9	—	253.9	—
Fixed income funds	462.5	—	462.5	—
Private equity funds	4.7	—	—	4.7
Money market funds	35.6	—	35.6	—

Total Domestic Pension Plans	$1,047.6	$—	$1,042.9	$4.7

Non-U.S. Pension Plan Assets
Equity funds	$129.6	$55.0	$74.6	$—
Fixed income funds	341.1	21.1	320.0	—
Hedge funds	69.1	—	69.1	—
Multi-asset funds	13.6	—	13.6	—
Derivative funds	105.3	—	105.3	—
Insurance contracts	136.5	—	136.5	—
Cash / money market funds	30.6	30.2	0.4	—

Total Non-U.S. Pension Plans	$825.8	$106.3	$719.5	$—
The tables above present the fair value of the company’s plan assets in accordance with the fair value hierarchy (Note 12). Certain pension plan assets are measured using net asset value per share (or its equivalent) and are reported as a level 2 investment above due to the company’s ability to redeem its investment either at the balance sheet date or within limited time restrictions.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of the company’s private equity investments, which are classified as level 3 investments, are based on valuations provided by the respective funds. There was no significant activity within the level 3 pension plan assets during the years presented.

Note 7.	Income Taxes
The components of income from continuing operations before provision for income taxes are as follows:

(In millions)	2015	2014	2013

U.S.	$851.7	$1,153.3	$914.9
Non-U.S.	1,084.7	933.9	404.6

Income from Continuing Operations	$1,936.4	$2,087.2	$1,319.5
The components of the provision for income taxes of continuing operations are as follows:

(In millions)	2015	2014	2013

Current Income Tax Provision
Federal	$184.4	$444.5	$242.5
Non-U.S.	362.7	404.8	210.1
State	8.5	35.0	13.5

	555.6	884.3	466.1

Deferred Income Tax Provision (Benefit)
Federal	$(296.4)	$(362.4)	$(241.3)
Non-U.S.	(288.2)	(297.3)	(178.8)
State	(14.9)	(32.9)	(5.6)

	(599.5)	(692.6)	(425.7)

Provision for (benefit from) income taxes	$(43.9)	$191.7	$40.4
The income tax provision (benefit) included in the accompanying statement of income is as follows:

(In millions)	2015	2014	2013

Continuing Operations	$(43.9)	$191.7	$40.4
Discontinued Operations	(2.9)	(0.6)	(3.7)

	$(46.8)	$191.1	$36.7
The company receives a tax deduction upon the exercise of non-qualified stock options by employees, or the vesting of restricted stock units held by employees, for the difference between the exercise price and the market price of the underlying common stock on the date of exercise. The provision for income taxes that is currently payable does not reflect $63 million, $65 million and $47 million of such benefits that have been allocated to capital in excess of par value in 2015, 2014 and 2013, respectively.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The provision for income taxes in the accompanying statement of income differs from the provision calculated by applying the statutory federal income tax rate of 35% to income from continuing operations before provision for income taxes due to the following:

(In millions)	2015	2014	2013

Provision for Income Taxes at Statutory Rate	$677.7	$730.5	$461.8

Increases (Decreases) Resulting From:
Foreign rate differential	(274.5)	(278.4)	(180.2)
Income tax credits	(316.4)	(239.9)	(227.6)
Manufacturing deduction	(37.9)	(45.9)	(33.6)
Singapore tax holiday	(20.8)	(34.0)	—
Impact of change in tax laws and apportionment on deferred taxes	(37.5)	(21.0)	3.3
Nondeductible expenses	9.4	23.4	19.6
Provision (reversal) of tax reserves, net	18.0	28.0	(4.3)
Basis difference on disposal of businesses	—	18.7	—
Tax return reassessments and settlements	(53.5)	(3.6)	10.5
State income taxes, net of federal tax	(7.4)	9.3	(3.8)
Other, net	(1.0)	4.6	(5.3)

Provision for (benefit from) income taxes	$(43.9)	$191.7	$40.4
In 2015, the company implemented tax planning initiatives related to non-U.S. subsidiaries. As a result of these initiatives, the company generated U.S. foreign tax credits of $111 million, offset in part by additional U.S. income taxes of $46 million on the related foreign income which reduced the benefit from the foreign tax rate differential in 2015. The company also implemented foreign tax credit planning in Sweden which resulted in $80 million of foreign tax credits, with no related incremental U.S. income tax expense. Also in 2015, the company recorded benefits totaling $54 million related to additional prior year foreign tax and other credits as well as restructuring and other costs associated with the 2014 acquisition of Life Technologies.
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
The company has significant activities in Singapore and has received considerable tax incentives. The local taxing authority granted the company pioneer company status which provides an incentive encouraging companies to undertake activities that have the effect of promoting economic or technological development in Singapore. This incentive equates to a tax exemption on earnings associated with most of the company’s manufacturing activities in Singapore and continues through December 31, 2021. In 2015 and 2014, the impact of this tax holiday decreased the annual effective tax rates by 1.1% and 1.6%, respectively, and increased diluted earnings per share by approximately $0.05 and $0.08, respectively.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net deferred tax asset (liability) in the accompanying balance sheet consists of the following:

(In millions)	2015	2014

Deferred Tax Asset (Liability)
Depreciation and amortization	$(4,024.8)	$(4,468.8)
Net operating loss and credit carryforwards	1,083.3	941.9
Reserves and accruals	185.9	163.1
Accrued compensation	312.9	339.1
Inventory basis difference	83.3	96.6
Other capitalized costs	167.9	116.0
Other, net	85.7	77.0

Deferred tax assets (liabilities), net before valuation allowance	(2,105.8)	(2,735.1)
Less: Valuation allowance	108.9	116.2

Deferred tax assets (liabilities), net	$(2,214.7)	$(2,851.3)
The company estimates the degree to which tax assets and loss and credit carryforwards will result in a benefit based on expected profitability by tax jurisdiction and provides a valuation allowance for tax assets and loss and credit carryforwards that it believes will more likely than not expire unutilized. At December 31, 2015, all of the company’s valuation allowance relates to deferred tax assets, primarily net operating losses, for which any subsequently recognized tax benefits will reduce income tax expense.
At December 31, 2015, the company had federal, state and non-U.S. net operating loss carryforwards of $109 million, $1.24 billion and $2.32 billion, respectively. Use of the carryforwards is limited based on the future income of certain subsidiaries. The federal and state net operating loss carryforwards expire in the years 2016 through 2035. Of the non-U.S. net operating loss carryforwards, $319 million expire in the years 2016 through 2035, and the remainder do not expire. The company also had $379 million of federal foreign tax credit carryforwards as of December 31, 2015, which expire in the years 2017 through 2025.
A provision has not been made for U.S. or additional non-U.S. taxes on $8.64 billion of undistributed earnings of international subsidiaries that could be subject to taxation if remitted to the U.S. because the company plans to keep these amounts permanently reinvested overseas except for instances where the company can remit such earnings to the U.S. without an associated net tax cost. It is not practicable to estimate the unrecognized tax liability due to i) the extent of uncertainty as to which remittance structure would be used (among several possibilities) should a decision be made to repatriate; ii) the availability and the complexity of calculating foreign tax credits; and iii) the implications of indirect taxes, including withholding taxes that could potentially be required depending on the repatriation structure.
Unrecognized Tax Benefits
As of December 31, 2015, the company had $350 million of unrecognized tax benefits which, if recognized, would reduce the effective tax rate.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(In millions)	2015	2014	2013

Balance at beginning of year	$214.1	$134.2	$164.8
Additions due to acquisitions	—	54.3	—
Additions for tax positions of current year	14.0	35.3	12.6
Additions for tax positions of prior years	121.2	38.3	15.6
Closure of tax years	(5.2)	—	(7.2)
Settlements	5.6	(48.0)	(51.6)

Balance at end of year	$349.7	$214.1	$134.2
During 2015, the company’s unrecognized tax benefits increased $70 million due to the utilization of deferred tax assets and $28 million relating to foreign net operating losses on which the company has a deferred tax asset established. This increase

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

was offset in part by a reduction of $10 million from a resolution of an IRS audit of Life Technologies for which a reserve had previously been established. Of the total $350 million of liability, $3 million is classified as a current liability and the remainder is long-term.
During 2014, the company acquired Life Technologies which resulted in an increase in the company’s liability for unrecognized tax benefits of $54 million. The liability also increased due to the provision of tax reserves, primarily related to the sale of the divested businesses and a tax matter in a foreign jurisdiction. During 2014, the company settled the IRS audit relating to the 2010 and 2011 tax years which resulted in a decrease in the company’s liability for unrecognized tax benefits of $48 million.
During 2013, the company settled the IRS audit relating to the 2008 and 2009 tax years which resulted in a decrease in the company’s liability for unrecognized tax benefits of $9 million. The liability was also reduced by $21 million due to the company’s withdrawal of a U.S. court case relating to the 2001 to 2003 tax years. Additionally, in 2013, the company benefited from a favorable resolution of a court case in Sweden which resulted in a decrease in the liability for unrecognized tax benefits of $21 million. Of the total $21 million, $17 million reduced income tax expense.
The company classified interest and penalties related to unrecognized tax benefits as income tax expense. The total amount of interest and penalties related to uncertain tax positions and recognized in the balance sheet as of December 31, 2015 and 2014 was $19 million and $16 million, respectively.
The company conducts business globally and, as a result, Thermo Fisher or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Canada, China, Denmark, Finland, France, Germany, Japan, Singapore, Sweden, the United Kingdom and the United States. With few exceptions, the company is no longer subject to U.S. federal, state and local, or non-U.S., income tax examinations for years before 2011.

Note 8.	Earnings per Share

(In millions except per share amounts)	2015	2014	2013

Income from Continuing Operations	$1,980.3	$1,895.5	$1,279.1
Loss from Discontinued Operations	(4.9)	(1.1)	(5.8)

Net Income	$1,975.4	$1,894.4	$1,273.3

Basic Weighted Average Shares	398.7	398.2	360.3
Plus Effect of:
Equity forward arrangement	—	0.2	1.8
Stock options and restricted units	3.2	3.9	3.7

Diluted Weighted Average Shares	401.9	402.3	365.8

Basic Earnings per Share:
Continuing operations	$4.97	$4.76	$3.55
Discontinued operations	(0.01)	—	(0.02)

Basic Earnings per Share	$4.96	$4.76	$3.53

Diluted Earnings per Share:
Continuing operations	$4.93	$4.71	$3.50
Discontinued operations	(0.01)	—	(0.02)

Diluted Earnings per Share	$4.92	$4.71	$3.48
Options to purchase 3.4 million, 2.4 million and 1.0 million shares of common stock were not included in the computation of diluted earnings per share for 2015, 2014 and 2013, respectively, because their effect would have been antidilutive.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9.	Debt and Other Financing Arrangements

	Effective Interest Rate at December 31,	December 31,	December 31,
(Dollars in millions)	2015	2015	2014

Commercial Paper	1.14%	$49.6	$—
Term Loan		—	1,275.0
4.40% 5-Year Senior Notes, Due 3/1/2015		—	500.0
3.20% 5-Year Senior Notes, Due 5/1/2015		—	450.0
5.00% 10-Year Senior Notes, Due 6/1/2015		—	250.0
3.50% 5-Year Senior Notes, Due 1/15/2016		—	400.0
3.20% 5-Year Senior Notes, Due 3/1/2016		—	900.0
2.25% 5-Year Senior Notes, Due 8/15/2016	2.29%	1,000.0	1,000.0
1.30% 3-Year Senior Notes, Due 2/1/2017	0.91%	900.0	900.0
1.85% 5-Year Senior Notes, Due 1/15/2018	1.85%	500.0	500.0
2.15% 3-Year Senior Notes, Due 12/14/2018	2.15%	450.0	—
2.40% 5-Year Senior Notes, Due 2/1/2019	2.44%	900.0	900.0
6.00% 10-Year Senior Notes, Due 3/1/2020	2.98%	750.0	750.0
4.70% 10-Year Senior Notes, Due 5/1/2020	3.34%	300.0	300.0
1.50% 5-Year Senior Notes, Due 12/1/2020 (euro-denominated)	1.51%	461.6	—
5.00% 10-Year Senior Notes, Due 1/15/2021	3.25%	400.0	400.0
4.50% 10-Year Senior Notes, Due 3/1/2021	3.12%	1,000.0	1,000.0
3.60% 10-Year Senior Notes, Due 8/15/2021	2.89%	1,100.0	1,100.0
3.30% 7-Year Senior Notes, Due 2/15/2022	3.30%	800.0	800.0
2.15% 7-Year Senior Notes, Due 7/21/2022 (euro-denominated)	2.18%	543.1	—
3.15% 10-Year Senior Notes, Due 1/15/2023	3.21%	800.0	800.0
4.15% 10-Year Senior Notes, Due 2/1/2024	4.07%	1,000.0	1,000.0
2.00% 10-Year Senior Notes, Due 4/15/2025 (euro-denominated)	2.03%	695.2	774.3
3.65% 10-Year Senior Notes, Due 12/15/2025	3.67%	350.0	—
5.30% 30-Year Senior Notes, Due 2/1/2044	5.30%	400.0	400.0
Other		16.3	23.2

Total Borrowings at Par Value		12,415.8	14,422.5
Fair Value Hedge Accounting Adjustments		6.2	(0.5)
Unamortized Premium, Net		104.7	142.0

Total Borrowings at Carrying Value		12,526.7	14,564.0
Less: Short-term Obligations and Current Maturities		1,052.8	2,212.4

Long-term Obligations		$11,473.9	$12,351.6
The effective interest rates for the fixed-rate debt include the stated interest on the notes, the accretion of any discount or amortization of any premium and, if applicable, adjustments related to hedging.
See Note 12 for fair value information pertaining to the company’s long-term obligations.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2015, the annual repayment requirements for debt obligations are as follows:

(In millions)

2016	$1,053.0
2017	902.2
2018	952.2
2019	901.9
2020	1,513.6
2021 and Thereafter	7,092.9

$12,415.8
As of December 31, 2015, short-term obligations and current maturities of long-term obligations in the accompanying balance sheet included $50 million of commercial paper, short-term bank borrowings and borrowings under lines of credit of certain of the company’s subsidiaries. The weighted average interest rate for short-term borrowings was 1.14% at December 31, 2015. The company had no outstanding short-term borrowings at December 31, 2014. In addition to available borrowings under the company’s revolving credit agreements, discussed below, the company had unused lines of credit of $122 million as of December 31, 2015. These unused lines of credit generally provide for short-term unsecured borrowings at various interest rates.
Credit Facilities
The company has a revolving credit facility with a bank group that provides for up to $2.00 billion of unsecured multi-currency revolving credit. The facility expires in July 2018. The agreement calls for interest at either a LIBOR-based rate or a rate based on the prime lending rate of the agent bank, at the company’s option. The agreement contains affirmative, negative and financial covenants, and events of default customary for financings of this type. The financial covenant requires the company to maintain a Consolidated Leverage Ratio of debt to EBITDA (as defined in the agreement) below 3.5 to 1.0 and an Interest Coverage Ratio of EBITDA (as defined in the agreement) to interest expense of 3.0 to 1.0. The credit agreement permits the company to use the facility for working capital; acquisitions; repurchases of common stock, debentures and other securities; the refinancing of debt; and general corporate purposes. The credit agreement allows for the issuance of letters of credit, which reduces the amount available for borrowing. If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of December 31, 2015, no borrowings were outstanding under the facility, although available capacity was reduced by approximately $65 million as a result of outstanding letters of credit.
Commercial Paper Program
The company has a U.S. commercial paper program pursuant to which it may issue and sell unsecured, short-term promissory notes (CP Notes). Maturities may not exceed 397 days from the date of issue and the CP Notes rank pari passu with all of the company’s other unsecured and unsubordinated indebtedness. CP Notes are issued on a private placement basis under customary terms in the commercial paper market and are not redeemable prior to maturity nor subject to voluntary prepayment. CP Notes are issued at a discount from par, or, alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. As of December 31, 2015, outstanding borrowings under this program were $50 million, with a weighted average remaining period to maturity of 47 days and are classified as short-term obligations in the accompanying balance sheet.
Term Loan
In connection with the acquisition of Life Technologies, the company entered into an unsecured term loan agreement. The term loan agreement called for interest at either a LIBOR-based rate or a rate based on the prime lending rate of the agent bank, at the company’s option. As of December 31, 2015, all borrowings under the term loan agreement had been repaid. The company recorded a charge of $3 million for the early extinguishment of this debt in 2015.
Senior Notes
Interest on the euro-denominated senior notes is payable annually. Interest on each of the other senior notes is payable semi-annually. Each of the notes may be redeemed at any time at a redemption price of 100% of the principal amount plus a specified make-whole premium plus accrued interest. The company is subject to certain affirmative and negative covenants under the indentures governing the senior notes, the most restrictive of which limits the ability of the company to pledge principal properties as security under borrowing arrangements.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In 2015, the company redeemed its 5% Senior Notes due June 1, 2015, 3.50% Senior Notes due January 1, 2016 and 3.20% Senior Notes due March 1, 2016 and recorded charges totaling $9 million for the early extinguishment of this debt.
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
Interest Rate Swap Arrangements
The company has entered into LIBOR-based interest rate swap arrangements with various banks on several of its outstanding senior notes. The aggregate amounts of the swaps are equal to the principal amounts of the notes and the payment dates of the swaps coincide with the interest payment dates of the notes. The swap contracts provide for the company to pay a variable interest rate and receive a fixed rate. The variable interest rates reset monthly. The swaps have been accounted for as fair value hedges of the notes. See Note 12 for additional information. The following table summarizes the outstanding interest rate swap arrangements on the company's senior notes at December 31, 2015:

	Aggregate Notional Amount		Pay Rate as of
(Dollars in millions)		Pay Rate	December 31, 2015	Receive Rate

1.30% Senior Notes due 2017	$900.0	1-month LIBOR + 0.6616%	0.9054%	1.30%
4.70% Senior Notes due 2020	300.0	1-month LIBOR + 3.1560%	3.3998%	4.70%
4.50% Senior Notes due 2021	1,000.0	1-month LIBOR + 2.8680%	3.1118%	4.50%
3.60% Senior Notes due 2021	1,100.0	1-month LIBOR + 1.9370%	2.2675%	3.60%

Note 10.	Commitments and Contingencies
Operating Leases
The company leases certain logistics, office, and manufacturing facilities. Income from continuing operations includes expense from operating leases of $181 million, $181 million and $128 million in 2015, 2014 and 2013, respectively. The following is a summary of annual future minimum lease and rental commitments under noncancelable operating leases as of December 31, 2015:

(In millions)

2016	$144.0
2017	119.3
2018	93.5
2019	71.7
2020	50.7
2021 and Thereafter	148.8

$628.0
Purchase Obligations
The company has entered into unconditional purchase obligations, in the ordinary course of business, that include agreements to purchase goods, services or fixed assets and to pay royalties that are enforceable and legally binding and that specify all significant terms including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable at any time without penalty. The aggregate amount of the company’s unconditional purchase obligations totaled $361 million at December 31, 2015 and the majority of these obligations are expected to be settled during 2016.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Letters of Credit, Guarantees and Other Commitments
Outstanding letters of credit and bank guarantees totaled $148 million at December 31, 2015. Substantially all of these letters of credit and guarantees expire before 2021.
Outstanding surety bonds and other guarantees totaled $36 million at December 31, 2015. The expiration of these bonds and guarantees ranges through 2017.
The letters of credit, bank guarantees and surety bonds principally secure performance obligations, and allow the holder to draw funds up to the face amount of the letter of credit, bank guarantee or surety bond if the applicable business unit does not perform as contractually required. The outstanding letters of credit, bank guarantees and surety bonds disclosed above include $18 million for businesses that have been sold.
The company is a guarantor of pension plan obligations of a divested business. The purchaser of the divested business has agreed to pay for the pension benefits, however the company was required to guarantee payment of these pension benefits should the purchaser fail to do so. The amount of the guarantee at December 31, 2015 was $41 million.
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
The company has funding commitments totaling $2 million at December 31, 2015, related to investments it owns.
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
In 2015, a leased operating facility was purchased by a financial institution and the company entered into a revised lease. The new lease has a term of 5 years with options to purchase the facility or renew the lease for up to three 5-year terms. The company has guaranteed the facility's residual value at the end of the lease, up to a maximum of $53 million.
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
Environmental Matters
The company is currently involved in various stages of investigation and remediation related to environmental matters. The company cannot predict all potential costs related to environmental remediation matters and the possible impact on future operations given the uncertainties regarding the extent of the required cleanup, the complexity and interpretation of applicable laws and regulations, the varying costs of alternative cleanup methods and the extent of the company’s responsibility. Expenses for environmental remediation matters related to the costs of installing, operating and maintaining groundwater-treatment

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

systems and other remedial activities related to historical environmental contamination at the company’s domestic and international facilities were not material in any period presented. The company records accruals for environmental remediation liabilities, based on current interpretations of environmental laws and regulations, when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. The company calculates estimates based upon several factors, including reports prepared by environmental specialists and management’s knowledge of and experience with these environmental matters. The company includes in these estimates potential costs for investigation, remediation and operation and maintenance of cleanup sites. At December 31, 2015 and 2014, the company’s total environmental liability was approximately $35 million and $32 million, respectively. While management believes the accruals for environmental remediation are adequate based on current estimates of remediation costs, the company may be subject to additional remedial or compliance costs due to future events such as changes in existing laws and regulations, changes in agency direction or enforcement policies, developments in remediation technologies or changes in the conduct of the company’s operations, which could have a material adverse effect on the company’s financial position, results of operations or cash flows.
Litigation and Related Contingencies
There are various lawsuits and claims pending against the company involving product liability, intellectual property, employment, and contractual issues. The company determines the probability and range of possible loss based on the current status of each of these matters. A liability is recorded in the financial statements if it is believed to be probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The company establishes a liability that is an estimate of amounts expected to be paid in the future for events that have already occurred. The company accrues the most likely amount or at least the minimum of the range of probable loss when a range of probable loss can be estimated. The accrued liabilities are based on management’s judgment as to the probability of losses for asserted and unasserted claims and, where applicable, actuarially determined estimates. Accrual estimates are adjusted as additional information becomes known or payments are made. The amount of ultimate loss may differ from these estimates. Due to the inherent uncertainties associated with pending litigation or claims, the company cannot predict the outcome, and, with respect to certain pending litigation or claims where no liability has been accrued, to make a meaningful estimate of the reasonably possible loss or range of loss that could result from an unfavorable outcome. The company has no material accruals for pending litigation or claims for which accrual amounts are not disclosed below, nor are material losses deemed probable for such matters. It is reasonably possible, however, that an unfavorable outcome that exceeds the company’s current accrual estimate, if any, for one or more of the matters described below could have a material adverse effect on the company’s results of operations, financial position and cash flows.
Product Liability, Workers Compensation and Other Personal Injury Matters
The range of probable loss for product liability, workers compensation and other personal injury matters of the company’s continuing operations at December 31, 2015, was approximately $246 million to $397 million on an undiscounted basis. The portion of these liabilities assumed in the 2006 merger with Fisher was recorded at its fair (present) value at the date of merger. The company’s accrual for all such matters in total, including the discounted liabilities, was $217 million at December 31, 2015 (or $252 million undiscounted). The accrual includes estimated defense costs and is gross of estimated amounts due from insurers of $100 million at December 31, 2015 (or $123 million undiscounted) that are included in other assets in the accompanying balance sheet. The portion of these insurance assets assumed in the merger with Fisher was also recorded at its fair value at the date of merger. In addition to the above accrual, as of December 31, 2015, the company had a product liability accrual of $9 million (undiscounted) relating to divested businesses.
The assets and liabilities assumed at the merger date were ascribed a fair value based on the present value of expected future cash flows, using a discount rate equivalent to the risk free rate of interest for monetary assets with comparable maturities (weighted average discount rate of 4.67%). The discount on the liabilities of approximately $36 million and the discount on the assets of approximately $23 million (net discount $13 million) are being accreted to interest expense over the expected settlement period.
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intellectual Property Matters
On July 13 and 15, 2015, 454 Life Sciences (a member of the Roche Group) filed complaints against Ion Torrent, Inc., Life Technologies Corp., and Thermo Fisher Scientific, Inc. in the United States District Court for the District of Delaware and in Germany. Plaintiff alleges infringement of patents relating to methods of analyzing nucleic acid sequences using emulsion amplification, which plaintiff alleges are impermissibly used in Ion Torrent sequencing workflows. Plaintiff seeks damages for alleged willful infringement and breach of contract, attorneys’ fees and costs, and injunctive relief.
On June 6, 2004, Enzo Biochem, Enzo Life Sciences and Yale University filed a complaint against Life Technologies in United States District Court for the District of Connecticut. The plaintiffs allege patent infringement by Applera’s labeled DNA terminator products used in DNA sequencing and fragment analysis. The plaintiff sought damages for alleged willful infringement, attorneys’ fees, costs, prejudgment interest, and injunctive relief. In November 2012, the jury awarded damages of $49 million. Prejudgment interest of $12 million was also granted. The $61 million judgment and interest was accrued by Life Technologies and the liability was assumed by the company as of the date of the acquisition. In March 2015 the United States Court of Appeals for the Federal Circuit vacated the judgment and returned the case to the District Court for further proceedings. The company has maintained the $61 million accrual, pending appeals.
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11.	Comprehensive Income and Shareholders' Equity
Comprehensive Income (Loss)
Comprehensive income (loss) combines net income and other comprehensive items. Other comprehensive items represent certain amounts that are reported as components of shareholders’ equity in the accompanying balance sheet.
Changes in each component of accumulated other comprehensive items, net of tax are as follows:

(In millions)	Currency Translation Adjustment	Unrealized Gains on Available-for- Sale Investments	Unrealized Losses on Hedging Instruments	Pension and Other Postretirement Benefit Liability Adjustment	Total

Balance at December 31, 2014	$(1,070.6)	$1.3	$(20.9)	$(194.8)	$(1,285.0)
Other comprehensive income (loss) before reclassifications	(706.1)	0.5	(9.0)	(9.0)	(723.6)
Amounts reclassified from accumulated other comprehensive items	—	—	3.3	8.0	11.3

Net other comprehensive items	(706.1)	0.5	(5.7)	(1.0)	(712.3)

Balance at December 31, 2015	$(1,776.7)	$1.8	$(26.6)	$(195.8)	$(1,997.3)
Shareholders’ Equity
At December 31, 2015, the company had reserved 36.1 million unissued shares of its common stock for possible issuance under stock-based compensation plans.
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
Fair Value Measurements
The company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during 2015. The company’s financial assets and liabilities carried at fair value are primarily comprised of insurance contracts, investments in money market funds, derivative contracts, mutual funds holding publicly traded securities and other investments in unit trusts held as assets to satisfy outstanding deferred compensation and retirement liabilities; and acquisition-related contingent consideration.
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
The following table presents information about the company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015:

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2015	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents	$54.6	$54.6	$—	$—
Bank time deposits	2.0	2.0	—	—
Investments in mutual funds, unit trusts and other similar instruments	7.6	7.6	—	—
Warrants	3.4	—	3.4	—
Insurance contracts	108.1	—	108.1	—
Derivative contracts	13.8	—	13.8	—

Total Assets	$189.5	$64.2	$125.3	$—

Liabilities
Derivative contracts	$41.8	$—	$41.8	$—
Contingent consideration	1.9	—	—	1.9

Total Liabilities	$43.7	$—	$41.8	$1.9

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

(In millions)	2015	2014

Contingent Consideration
Beginning Balance	$29.6	$5.1
Acquisition	—	29.9
Payments	(11.2)	(13.4)
Change in fair value included in earnings	(2.9)	8.2
Sale of a product line	(13.4)	—
Currency translation	(0.2)	(0.2)

Ending Balance	$1.9	$29.6
The notional amounts of derivative contracts outstanding, consisting of interest rate swaps and currency exchange contracts, totaled $6.63 billion and $3.74 billion at December 31, 2015 and December 31, 2014, respectively.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

While certain derivatives are subject to netting arrangements with counterparties, the company does not offset derivative assets and liabilities within the consolidated balance sheet. The following tables present the fair value of derivative instruments in the consolidated balance sheet and statement of income.

	Fair Value – Assets		Fair Value – Liabilities
	December 31,	December 31,	December 31,	December 31,
(In millions)	2015	2014	2015	2014

Derivatives Designated as Hedging Instruments
Interest rate swaps (a)	$0.2	$—	$16.4	$3.7
Derivatives Not Designated as Hedging Instruments
Currency exchange contracts (b)	13.6	20.2	25.4	6.7

(a)	The fair value of the interest rate swaps is included in the consolidated balance sheet under the captions other assets or other accrued expenses.

(b)	The fair value of the currency exchange contracts is included in the consolidated balance sheet under the captions other current assets or other accrued expenses.

	Gain (Loss) Recognized
(In millions)	2015	2014

Derivatives Designated as Fair Value Hedges
Interest rate swaps - effective portion	$34.0	$4.2
Interest rate swaps - ineffective portion (a)	(7.4)	0.9
Derivatives Not Designated as Fair Value Hedges
Currency exchange contracts
Included in cost of revenues	$12.4	$14.7
Included in other expense, net	126.8	129.9

(a)	The ineffective portion of the loss recognized on interest rate swaps during 2015 includes $7.5 million of costs associated with entering into the swap arrangements.
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
The company also uses foreign currency-denominated debt to partially hedge its net investments in foreign operations against adverse movements in exchange rates. The company’s euro-denominated senior notes have been designated as, and are effective as, economic hedges of part of the net investment in a foreign operation. Accordingly, foreign currency transaction gains or losses due to spot rate fluctuations on the euro-denominated debt instruments are included in currency translation adjustment within other comprehensive income and shareholders’ equity. In 2015 and 2014, pre-tax net gains of $77 million and $21 million, respectively, from the euro-denominated notes were included in currency translation adjustment.
Cash Flow Hedge Arrangements
In February 2015, the company entered into interest rate swap arrangements to mitigate the risk of interest rates rising prior to completion of a debt offering in 2016. Based on the company’s conclusion that a debt offering is probable as a result of debt maturing in 2016 and that such debt would carry semi-annual interest payments over a 10-year term, the swaps hedge the cash flow risk for each of the semi-annual fixed-rate interest payments on $1.00 billion of principal amount of the planned 10-year fixed-rate debt issue. The hedge will be terminated upon completion of a debt offering in 2016. The fair value of the hedge at that time will be recorded to accumulated other comprehensive items within shareholders’ equity and will be amortized to interest expense over the term of the debt. The change in the fair value of the hedge, $9 million, net of tax, as of December 31, 2015, was classified as a decrease to accumulated other comprehensive items.
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Fair Value of Other Financial Instruments
The carrying value and fair value of the company’s notes receivable and debt obligations are as follows:

	December 31, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
(In millions)	Value	Value	Value	Value

Notes Receivable	$12.1	$14.9	$8.3	$8.3

Debt Obligations:
Senior notes	$12,460.8	$12,618.8	$13,265.8	$13,590.6
Term loan	—	—	1,275.0	1,275.0
Commercial paper	49.6	49.6	—	—
Other	16.3	16.3	23.2	23.2

	$12,526.7	$12,684.7	$14,564.0	$14,888.8
The fair value of debt obligations was determined based on quoted market prices and on borrowing rates available to the company at the respective period ends which represent level 2 measurements.

Note 13.	Supplemental Cash Flow Information

(In millions)	2015	2014	2013

Cash Paid For:
Interest	$437.6	$435.9	$215.1

Income Taxes	$476.6	$585.7	$226.3

Non-cash Activities
Fair value of assets of acquired businesses	$736.5	$19,623.9	$—
Cash paid for acquired businesses	(699.9)	(13,534.6)	—

Liabilities assumed of acquired businesses	$36.6	$6,089.3	$—

Fair value of available-for-sale investments contributed to defined benefit plans	$—	$—	$27.1

Declared but unpaid dividends	$61.3	$61.9	$55.8

Issuance of stock upon vesting of restricted stock units	$131.0	$110.0	$64.2

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14.	Restructuring and Other Costs (Income), Net
Restructuring and other costs in 2015 primarily included continuing charges for headcount reductions and facility consolidations in an effort to streamline operations, including the closure and consolidation of operations within several facilities in the U.S., Europe and Asia; charges associated with product liability litigation and litigation at acquired businesses; impairment of acquired technology in development; and third-party acquisition transaction and integration costs related to recent acquisitions. These charges were partially offset by gains on the sale of a small product line and real estate, and, to a lesser extent, changes in estimates of contingent consideration. In 2015, severance actions associated with facility consolidations and cost reduction measures affected approximately 2% of the company’s workforce.
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
Restructuring and other costs in 2013 primarily included continuing charges for headcount reductions and facility consolidations in an effort to streamline operations, including the closure and consolidation of operations within several facilities in the U.S., Europe and Asia. The company’s 2013 severance actions associated with facility consolidations and cost reduction measures affected approximately 3% of the company’s workforce.
 As of February 25, 2016, the company has identified restructuring actions that will result in additional charges of approximately $55 million, primarily in 2016 which will be recorded when specified criteria are met, such as abandonment of leased facilities.
2015
During 2015, the company recorded net restructuring and other costs by segment as follows:

(In millions)	Cost of Revenues	Selling, General and Administrative Expenses	Restructuring and Other Costs, Net	Total

Life Sciences Solutions	$2.0	$13.6	$64.4	$80.0
Analytical Instruments	0.1	(0.3)	26.6	26.4
Specialty Diagnostics	0.8	(0.4)	9.7	10.1
Laboratory Products and Services	6.2	6.1	12.6	24.9
Corporate	—	27.3	2.0	29.3

	$9.1	$46.3	$115.3	$170.7
The components of net restructuring and other costs by segment are as follows:
Life Sciences Solutions
In 2015, the Life Sciences Solutions segment recorded $80.0 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $2.0 million for accelerated depreciation at facilities closing due to real estate consolidation and sales of inventories revalued at the date of acquisition. The segment also recorded $13.6 million of charges to selling, general and administrative expenses, including $6.2 million of third-party transaction and integration costs related to the acquisitions of Life Technologies and Advanced Scientifics, as well as $9.1 million for accelerated depreciation at facilities closing due to real estate consolidation. These charges were partially offset by $1.7 million of income for changes in estimates of contingent consideration. In addition, the segment recorded $64.4 million of restructuring and other costs, net, $40.4 million of which were cash costs. These costs included $5.0 million of cash compensation contractually due to employees of an acquired business on the date of acquisition; $0.9 million of charges associated with a previous sale of a business; and $34.5 million of costs primarily associated with headcount reductions and facility consolidations in the U.S. and Europe, including

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$23.7 million for severance, $4.1 million of abandoned facility costs, and $6.7 million of other cash costs, including retention and outplacement costs. The segment also recorded $20.0 million of charges for pre-acquisition litigation related matters and $14.9 million of impairment of acquired technology in development. These costs were partially offset by a $7.6 million gain on the sale of a small product line and a $3.0 million gain on the sale of real estate.
Analytical Instruments
In 2015, the Analytical Instruments segment recorded $26.4 million of net restructuring and other charges, $22.1 million of which were cash costs primarily associated with abandoned facilities, including remediation and other closure costs, and, to a lesser extent, headcount reductions. The segment also recorded $4.5 million of non-cash expense primarily for real estate writedowns of abandoned facilities held for sale.
Specialty Diagnostics
In 2015, the Specialty Diagnostics segment recorded $10.1 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $0.8 million for accelerated depreciation at facilities closing due to real estate consolidation; $0.4 million of income to selling, general and administrative expenses for changes in estimates of contingent consideration; and $9.7 million of restructuring and other costs, net, primarily cash costs for employee severance and other costs associated with headcount reductions, as well as consolidation of facilities in the U.S. and Europe.
Laboratory Products and Services
In 2015, the Laboratory Products and Services segment recorded $24.9 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $6.2 million for sales of inventories revalued at the date of acquisition, as well as $6.1 million of charges to selling, general and administrative expenses, primarily associated with third party transaction costs related to the acquisition of Alfa Aesar. In addition, the segment recorded $7.7 million of cash restructuring costs primarily for employee severance and other costs associated with headcount reductions. The segment also recorded $4.7 million of charges primarily associated with a litigation-related matter of a divested business.
Corporate
In 2015, the company recorded $29.3 million of restructuring and other costs, principally within selling, general and administrative expenses, including $19.4 million of charges for product liability litigation and $7.9 million of accelerated depreciation on information systems to be abandoned due to integration synergies. The segment also recorded $2.0 million of cash restructuring costs primarily for severance at its corporate operations.
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

(In millions)	Severance	Abandonment of Excess Facilities	Other (a)	Total

Balance at December 31, 2012	$20.0	$8.3	$2.8	$31.1
Costs incurred in 2013	57.7	10.3	13.0	81.0
Reserves reversed (b)	(2.6)	(0.1)	(0.3)	(3.0)
Payments	(47.0)	(9.1)	(13.0)	(69.1)
Currency translation	0.5	—	—	0.5

Balance at December 31, 2013	28.6	9.4	2.5	40.5
Costs incurred in 2014 (c)	140.8	10.5	102.4	253.7
Reserves reversed (b)	(5.5)	(0.1)	(0.2)	(5.8)
Payments	(124.1)	(10.4)	(98.1)	(232.6)
Currency translation	(2.1)	0.4	(0.7)	(2.4)

Balance at December 31, 2014	37.7	9.8	5.9	53.4
Costs incurred in 2015 (d)	57.0	19.1	14.6	90.7
Reserves reversed (b)	(11.7)	(0.5)	(2.2)	(14.4)
Payments	(66.6)	(15.0)	(15.0)	(96.6)
Currency translation	(1.2)	(0.3)	(0.3)	(1.8)

Balance at December 31, 2015	$15.2	$13.1	$3.0	$31.3

(a)
Other includes cash charges to monetize certain equity awards held by employees of Life Technologies at the date of acquisition, relocation and moving expenses associated with facility consolidations, as well as employee retention costs which are accrued ratably over the period through which employees must work to qualify for a payment.

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

(d)
Excludes $24.7 million of provision for losses on litigation-related matters; $14.9 million of impairment of acquired technology in development; a $7.6 million gain on the sale of a product line; $5.0 million of cash compensation contractually due to employees of an acquired business on the date of acquisition; $0.9 million of charges associated with a previous sale of a business; and an aggregate of $1.1 million of non-cash charges, net.

The company expects to pay accrued restructuring costs as follows: severance, employee-retention obligations and other costs, primarily through 2016; and abandoned-facility payments, over lease terms expiring through 2020.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15.	Unaudited Quarterly Information

	2015
(In millions except per share amounts)	First (a)	Second (b)	Third (c)	Fourth (d)

Revenues	$3,918.8	$4,270.9	$4,123.2	$4,652.5
Gross Profit	1,822.5	1,941.8	1,883.3	2,108.3
Income from Continuing Operations	385.1	511.6	477.3	606.3
Net Income	385.1	511.6	476.1	602.6
Earnings per Share from Continuing Operations:
Basic	0.97	1.28	1.20	1.52
Diluted	0.96	1.27	1.19	1.51
Earnings per Share:
Basic	0.97	1.28	1.19	1.51
Diluted	0.96	1.27	1.18	1.50
Cash Dividend Declared per Common Share	0.15	0.15	0.15	0.15
Amounts reflect aggregate restructuring and other items, net, and non-operating items, net, as follows:

(a)	Costs of $40.2 million.

(b)	Costs of $24.7 million.

(c)	Costs of $40.9 million and after-tax loss of $1.2 million related to the company's discontinued operations.

(d)	Costs of $64.9 million and after-tax loss of $3.7 million related to the company's discontinued operations.

	2014
(In millions except per share amounts)	First (a)	Second (b)	Third (c)	Fourth (d)

Revenues	$3,903.5	$4,321.9	$4,171.4	$4,492.8
Gross Profit	1,620.0	1,846.5	1,933.6	2,091.9
Income from Continuing Operations	543.1	278.5	469.9	604.0
Net Income	543.1	278.5	471.6	601.2
Earnings per Share from Continuing Operations:
Basic	1.38	0.70	1.17	1.51
Diluted	1.36	0.69	1.16	1.49
Earnings per Share:
Basic	1.38	0.70	1.18	1.50
Diluted	1.36	0.69	1.17	1.49
Cash Dividend Declared per Common Share	0.15	0.15	0.15	0.15
Amounts reflect aggregate restructuring and other items, net, and non-operating items, net, as follows:

(a)	Income of $330.9 million.

(b)	Costs of $231.9 million.

(c)	Income of $88.2 million and after-tax gain of $1.7 million related to the company's discontinued operations.

(d)	Costs of $47.3 million and after-tax loss of $2.8 million related to the company's discontinued operations.

Note 16.	Subsequent Event
In January 2016, the company signed an agreement to acquire, within the Life Sciences Solutions segment, Affymetrix, Inc., a North America-based provider of cellular and genetic analysis products, for approximately $1.3 billion in cash. The acquisition will expand the company's existing portfolio of antibodies and assays for high-growth flow cytometry and single-cell biology applications. Revenues of Affymetrix were $360 million in 2015. The transaction, which is expected to close by the end of the second quarter of 2016, is subject to the approval of Affymetrix shareholders and the satisfaction of customary closing conditions, including regulatory approvals. The company expects to issue debt in advance of closing the acquisition of Affymetrix to partially fund the acquisition.