Form 10-Q
period 2016-04-02
THERMO FISHER SCIENTIFIC INC.
filed 2016-05-06
CIK 97745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended
April 2, 2016
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
Large accelerated filer ☒             Accelerated filer ☐             Non-accelerated filer ☐             Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at April 2, 2016
Common Stock, $1.00 par value	393,512,230

THERMO FISHER SCIENTIFIC INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED APRIL 2, 2016

THERMO FISHER SCIENTIFIC INC.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements
CONSOLIDATED BALANCE SHEET
(Unaudited)

	April 2,	December 31,
(In millions except share and per share amounts)	2016	2015

Assets
Current Assets:
Cash and cash equivalents	$826.8	$452.1
Accounts receivable, less allowances of $71.6 and $70.1	2,668.3	2,544.9
Inventories	2,154.9	1,991.7
Other current assets	889.0	752.5

Total current assets	6,539.0	5,741.2

Property, Plant and Equipment, Net	2,483.1	2,448.8
Acquisition-related Intangible Assets, Net	13,237.8	12,758.3
Other Assets	1,060.3	1,058.4
Goodwill	19,632.5	18,827.6

Total Assets	$42,952.7	$40,834.3

Liabilities and Shareholders' Equity
Current Liabilities:
Short-term obligations and current maturities of long-term obligations	$3,383.0	$1,051.8
Accounts payable	853.0	822.2
Accrued payroll and employee benefits	421.2	598.2
Accrued income taxes	55.7	212.5
Deferred revenue	360.5	317.9
Other accrued expenses	1,249.4	1,143.7

Total current liabilities	6,322.8	4,146.3

Deferred Income Taxes	2,694.0	2,622.6
Other Long-term Liabilities	1,358.5	1,295.0
Long-term Obligations	11,653.0	11,420.2

Shareholders' Equity:
Preferred stock, $100 par value, 50,000 shares authorized; none issued
Common stock, $1 par value, 1,200,000,000 shares authorized; 413,253,651 and 411,944,301 shares issued	413.3	411.9
Capital in excess of par value	11,918.8	11,801.2
Retained earnings	12,485.2	12,142.3
Treasury stock at cost, 19,741,421 and 12,314,200 shares	(2,026.2)	(1,007.9)
Accumulated other comprehensive items	(1,866.7)	(1,997.3)

Total shareholders' equity	20,924.4	21,350.2

Total Liabilities and Shareholders' Equity	$42,952.7	$40,834.3

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended
	April 2,	March 28,
(In millions except per share amounts)	2016	2015

Revenues
Product revenues	$3,690.4	$3,387.6
Service revenues	604.4	531.2

Total revenues	4,294.8	3,918.8

Costs and Operating Expenses:
Cost of product revenues	1,933.6	1,720.8
Cost of service revenues	403.3	375.5
Selling, general and administrative expenses	1,212.9	1,137.4
Research and development expenses	176.5	165.8
Restructuring and other costs, net	50.6	32.0

Total costs and operating expenses	3,776.9	3,431.5

Operating Income	517.9	487.3
Other Expense, Net	(94.9)	(105.3)

Income from Continuing Operations Before Income Taxes	423.0	382.0
(Provision for) Benefit from Income Taxes	(20.7)	3.1

Income from Continuing Operations	402.3	385.1
Loss from Discontinued Operations (net of income tax benefit of $0.1 and $0.0)	(0.1)	—

Net Income	$402.2	$385.1

Earnings per Share from Continuing Operations
Basic	$1.02	$0.97
Diluted	$1.01	$0.96

Earnings per Share
Basic	$1.02	$0.97
Diluted	$1.01	$0.96

Weighted Average Shares
Basic	395.8	397.8
Diluted	398.7	401.4

Cash Dividends Declared per Common Share	$0.15	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	April 2,	March 28,
(In millions)	2016	2015

Comprehensive Income (Loss)
Net Income	$402.2	$385.1

Other Comprehensive Items:
Currency translation adjustment	169.9	(563.1)
Unrealized gains on available-for-sale investments:
Unrealized holding (losses) gains arising during the period (net of tax benefit of $0.4 and $0.0)	(1.5)	0.1
Unrealized gains and losses on hedging instruments:
Unrealized losses on hedging instruments (net of tax benefit of $22.4 and $4.9)	(36.6)	(8.0)
Reclassification adjustment for losses included in net income (net of tax benefit of $0.5 and $0.1)	0.8	1.1
Pension and other postretirement benefit liability adjustments:
Pension and other postretirement benefit liability adjustments arising during the period (net of tax (benefit) provision of ($1.1) and $2.9)	(3.4)	6.6
Amortization of net loss and prior service benefit included in net periodic pension cost (net of tax benefit of $0.3 and $0.7)	1.4	1.7

Total other comprehensive items	130.6	(561.6)

Comprehensive Income (Loss)	$532.8	$(176.5)

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended
	April 2,	March 28,
(In millions)	2016	2015

Operating Activities
Net income	$402.2	$385.1
Loss from discontinued operations	0.1	—

Income from continuing operations	402.3	385.1

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	416.1	416.3
Change in deferred income taxes	(88.8)	(102.4)
Non-cash stock-based compensation	33.4	28.2
Tax benefits from stock-based compensation awards	(27.2)	(39.2)
Non-cash charges for sale of inventories revalued at the date of acquisition	6.2	0.5
Other non-cash expenses, net	14.2	15.8
Changes in assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	(29.9)	(124.7)
Inventories	(56.2)	(81.3)
Other assets	(38.7)	(37.6)
Accounts payable	34.8	34.8
Other liabilities	(353.4)	(395.4)
Contributions to retirement plans	(22.2)	(18.0)

Net cash provided by continuing operations	290.6	82.1
Net cash used in discontinued operations	(1.5)	(2.1)

Net cash provided by operating activities	289.1	80.0

Investing Activities
Acquisitions, net of cash acquired	(1,032.4)	(298.6)
Purchase of property, plant and equipment	(115.1)	(97.2)
Proceeds from sale of property, plant and equipment	6.0	0.6
Other investing activities, net	2.2	0.9

Net cash used in investing activities	$(1,139.3)	$(394.3)

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(Unaudited)

	Three Months Ended
	April 2,	March 28,
(In millions)	2016	2015

Financing Activities
Net proceeds from issuance of debt	$998.9	$—
Repayment of debt	(1.4)	(851.4)
Increase in commercial paper, net	1,174.0	1,218.9
Purchases of company common stock	(1,000.0)	(500.0)
Dividends paid	(60.3)	(60.8)
Net proceeds from issuance of company common stock under employee stock plans	50.0	60.0
Tax benefits from stock-based compensation awards	27.2	39.2
Other financing activities, net	(0.4)	(6.3)

Net cash used in financing activities	1,188.0	(100.4)

Exchange Rate Effect on Cash	36.9	(64.2)

Increase (Decrease) in Cash and Cash Equivalents	374.7	(478.9)
Cash and Cash Equivalents at Beginning of Period	452.1	1,343.5

Cash and Cash Equivalents at End of Period	$826.8	$864.6

See Note 13 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Total Shareholders' Equity
(In millions)	Shares	Amount			Shares	Amount

Balance at December 31, 2014	408.5	$408.5	$11,473.6	$10,406.9	8.0	$(455.9)	$(1,285.0)	$20,548.1

Issuance of shares under employees' and directors' stock plans	1.7	1.7	66.5	—	0.3	(32.3)	—	35.9
Stock-based compensation	—	—	28.2	—	—	—	—	28.2
Tax benefit related to employees' and directors' stock plans	—	—	39.0	—	—	—	—	39.0
Purchases of company common stock	—	—	—	—	3.9	(500.0)	—	(500.0)
Dividends declared	—	—	—	(59.9)	—	—	—	(59.9)
Net income	—	—	—	385.1	—	—	—	385.1
Other comprehensive items	—	—	—	—	—	—	(561.6)	(561.6)

Balance at March 28, 2015	410.2	$410.2	$11,607.3	$10,732.1	12.2	$(988.2)	$(1,846.6)	$19,914.8

Balance at December 31, 2015	411.9	$411.9	$11,801.2	$12,142.3	12.3	$(1,007.9)	$(1,997.3)	$21,350.2
Issuance of shares under employees' and directors' stock plans	1.4	1.4	57.4	—	0.1	(18.3)	—	40.5
Stock-based compensation	—	—	33.4	—	—	—	—	33.4
Tax benefit related to employees' and directors' stock plans	—	—	26.8	—	—	—	—	26.8
Purchases of company common stock	—	—	—	—	7.3	(1,000.0)	—	(1,000.0)
Dividends declared	—	—	—	(59.3)	—	—	—	(59.3)
Net income	—	—	—	402.2	—	—	—	402.2
Other comprehensive items	—	—	—	—	—	—	130.6	130.6

Balance at April 2, 2016	413.3	$413.3	$11,918.8	$12,485.2	19.7	$(2,026.2)	$(1,866.7)	$20,924.4

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
Interim Financial Statements
The interim consolidated financial statements presented herein have been prepared by the company, are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at April 2, 2016, the results of operations for the three-month periods ended April 2, 2016, and March 28, 2015, and the cash flows for the three-month periods ended April 2, 2016, and March 28, 2015. Interim results are not necessarily indicative of results for a full year.
The consolidated balance sheet presented as of December 31, 2015, has been derived from the audited consolidated financial statements as of that date. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain all information that is included in the annual financial statements and notes thereto of the company. The consolidated financial statements and notes included in this report should be read in conjunction with the 2015 financial statements and notes included in the company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC).
Note 1 to the consolidated financial statements for 2015 describes the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no material changes in the company’s significant accounting policies during the three months ended April 2, 2016.
Inventories
The components of inventories are as follows:

	April 2,	December 31,
(In millions)	2016	2015

Raw Materials	$467.9	$421.1
Work in Process	259.7	236.8
Finished Goods	1,427.3	1,333.8

Inventories	$2,154.9	$1,991.7
Property, Plant and Equipment
Property, plant and equipment consists of the following:

	April 2,	December 31,
(In millions)	2016	2015

Land	$277.5	$276.4
Buildings and Improvements	1,075.6	1,050.5
Machinery, Equipment and Leasehold Improvements	2,877.9	2,786.8

Property, Plant and Equipment, at Cost	4,231.0	4,113.7
Less: Accumulated Depreciation and Amortization	1,747.9	1,664.9

Property, Plant and Equipment, Net	$2,483.1	$2,448.8

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Acquisition-related Intangible Assets
Acquisition-related intangible assets are as follows:

	Balance at April 2, 2016			Balance at December 31, 2015
(In millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Definite Lived:
Customer relationships	$12,364.7	$(4,320.6)	$8,044.1	$11,844.4	$(4,086.9)	$7,757.5
Product technology	5,083.5	(1,932.4)	3,151.1	4,799.8	(1,819.0)	2,980.8
Tradenames	1,370.9	(579.6)	791.3	1,316.7	(548.2)	768.5
Other	33.6	(33.6)	—	33.2	(33.0)	0.2

	18,852.7	(6,866.2)	11,986.5	17,994.1	(6,487.1)	11,507.0
Indefinite Lived:
Tradenames	1,234.8	—	1,234.8	1,234.8	—	1,234.8
In-process research and development	16.5	—	16.5	16.5	—	16.5

	1,251.3	—	1,251.3	1,251.3	—	1,251.3

Acquisition-related Intangible Assets	$20,104.0	$(6,866.2)	$13,237.8	$19,245.4	$(6,487.1)	$12,758.3
Warranty Obligations
The liability for warranties is included in other accrued expenses in the accompanying balance sheet. The changes in the carrying amount of standard product warranty obligations are as follows:

	Three Months Ended
	April 2,	March 28,
(In millions)	2016	2015

Beginning Balance	$55.8	$57.5
Provision charged to income	21.9	17.2
Usage	(20.3)	(18.3)
Acquisitions	1.1	0.5
Adjustments to previously provided warranties, net	(0.6)	(0.1)
Currency translation	1.0	(1.9)

Ending Balance	$58.9	$54.9
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
Recent Accounting Pronouncements
In March 2016, the FASB issued new guidance which affects the accounting for stock-based compensation. The new guidance simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for the

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

company in 2017. Early adoption is permitted. The company is currently evaluating the impact the standard will have on its consolidated financial statements.
In February 2016, the FASB issued new guidance which requires lessees to record most leases on their balance sheets as lease liabilities, initially measured at the present value of the future lease payments, with corresponding right-of-use assets. The new guidance also sets forth new disclosure requirements related to leases. The guidance is effective for the company in 2019 and most be adopted using a modified retrospective method. Early adoption is permitted. The company is currently evaluating the impact the standard will have on its consolidated financial statements.
In January 2016, the FASB issued new guidance which affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. This guidance retains the current accounting for classifying and measuring investments in debt securities and loans, but requires equity investments to be measured at fair value with subsequent changes recognized in net income, except for those accounted for under the equity method or requiring consolidation. The guidance also changes the accounting for investments without a readily determinable fair value and that do not qualify for the practical expedient permitted by the guidance to estimate fair value. A policy election can be made for these investments whereby estimated fair value may be measured at cost and adjusted in subsequent periods for any impairment or changes in observable prices of identical or similar investments. The guidance is effective for the company in 2018. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the company’s consolidated financial statements.
In September 2015, the FASB issued new guidance which eliminates the requirement for an acquirer in a business combination to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The new guidance also sets forth new disclosure requirements related to the adjustments. The guidance is effective for the company in 2016. Adoption of this standard did not have a material impact on the company’s consolidated balance sheet.
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
In April 2015, the FASB issued new guidance which requires the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability, consistent with the current treatment of debt discounts. The guidance is effective for the company in 2016. As a result of adoption of this standard, debt issuance costs of $55 million were reclassified from other assets to reduce long-term debt as of December 31, 2015.
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

2016
On March 31, 2016, the company acquired, within the Life Sciences Solutions segment, Affymetrix, Inc., a North America-based provider of cellular and genetic analysis products, for a total purchase price of $1.34 billion, net of cash acquired, including the assumption of $254 million of debt. The acquisition expands the company's existing portfolio of antibodies and assays for flow cytometry and single-cell biology applications. Revenues of Affymetrix were $360 million in 2015. The purchase price exceeded the fair value of the identifiable net assets and, accordingly, $709 million was allocated to goodwill, none of which is tax deductible.
In addition, in 2016, the company acquired, within the Analytical Instruments segment, a provider of X-ray diffraction solutions for material science and industrial applications and, within the Life Sciences Solutions segment, selected assets of an existing channel partner, for an aggregate purchase price of $5 million.
During 2016, the company made contingent purchase price payments totaling $1 million for acquisitions completed prior to 2016. The contingent purchase price payments were contractually due to the sellers upon achievement of certain performance criteria at the acquired businesses.
The components of the purchase price and net assets acquired for 2016 acquisitions are as follows:

(In millions)	Affymetrix	Other	Total

Purchase Price
Cash paid	$1,105.8	$3.6	$1,109.4
Debt assumed	254.2	0.6	254.8
Purchase price payable	59.5	0.6	60.1
Cash acquired	(77.7)	—	(77.7)

	$1,341.8	$4.8	$1,346.6

Net Assets Acquired
Current assets	$161.3	$1.1	$162.4
Property, plant and equipment	20.2	—	20.2
Definite-lived intangible assets:
Customer relationships	384.3	1.8	386.1
Product technology	249.5	0.7	250.2
Tradenames and other	41.0	—	41.0
Indefinite-lived intangible assets:
In-process research and development	10.7	—	10.7
Goodwill	708.6	2.9	711.5
Other assets	9.1	0.1	9.2
Liabilities assumed	(242.9)	(1.8)	(244.7)

	$1,341.8	$4.8	$1,346.6
The weighted-average amortization periods for definite-lived intangible assets acquired in 2016 are 15 years for customer relationships, 9 years for product technology and 9 years for tradenames and other. The weighted average amortization period for all definite-lived intangible assets acquired in 2016 is 12 years.
The preliminary allocation of the purchase price for Affymetrix was based on estimates of the fair value value of the net assets acquired and is subject to adjustment upon finalization of the valuation of the acquired intangible assets in the second quarter of 2016. The company recorded a deferred tax liability of $151 million in the acquisition accounting related to the outside basis difference of the Affymetrix Singapore operations as the company does not intend to permanently reinvest the pre-acquisition Singapore earnings.
The company's results would not have been materially different had the 2016 acquisitions occurred at the beginning of 2015.

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
The company’s management evaluates segment operating performance based on operating income before certain charges/credits to cost of revenues and selling, general and administrative expenses, principally associated with acquisition accounting; restructuring and other costs/income including costs arising from facility consolidations such as severance and abandoned lease expense and gains and losses from the sale of real estate and product lines as well as from significant litigation-related matters; and amortization of acquisition-related intangible assets. The company uses this measure because it helps management understand and evaluate the segments’ core operating results and facilitates comparison of performance for determining compensation.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Business Segment Information

	Three Months Ended
	April 2,	March 28,
(In millions)	2016	2015

Revenues
Life Sciences Solutions	$1,133.0	$1,019.9
Analytical Instruments	759.3	727.4
Specialty Diagnostics	854.6	785.2
Laboratory Products and Services	1,724.6	1,513.4
Eliminations	(176.7)	(127.1)

Consolidated revenues	4,294.8	3,918.8

Segment Income (a)
Life Sciences Solutions	330.0	298.7
Analytical Instruments	111.7	121.7
Specialty Diagnostics	230.1	214.1
Laboratory Products and Services	258.2	222.1

Subtotal reportable segments (a)	930.0	856.6

Cost of revenues charges	(10.6)	(0.6)
Selling, general and administrative charges, net	(28.9)	(7.6)
Restructuring and other costs, net	(50.6)	(32.0)
Amortization of acquisition-related intangible assets	(322.0)	(329.1)

Consolidated operating income	517.9	487.3
Other expense, net (b)	(94.9)	(105.3)

Income from continuing operations before income taxes	$423.0	$382.0

Depreciation
Life Sciences Solutions	$36.7	$33.5
Analytical Instruments	9.6	9.3
Specialty Diagnostics	18.0	17.8
Laboratory Products and Services	29.8	26.6

Consolidated depreciation	$94.1	$87.2

(a)
Represents operating income before certain charges to cost of revenues and selling, general and administrative expenses; restructuring and other costs, net; and amortization of acquisition-related intangibles.

(b)	The company does not allocate other expense, net to its segments.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4.	Other Expense, Net
The components of other expense, net, in the accompanying statement of income are as follows:

	Three Months Ended
	April 2,	March 28,
(In millions)	2016	2015

Interest Income	$10.8	$7.0
Interest Expense	(106.2)	(108.4)
Other Items, Net	0.5	(3.9)

Other Expense, Net	$(94.9)	$(105.3)
Other Items, Net
In 2016, other items, net includes $2 million of gains on investments. In 2015, other items, net includes costs of $7.5 million associated with entering into interest rate swap arrangements and losses of $3 million for the early extinguishment of debt.

Note 5.	Stock-based Compensation Expense
The components of stock-based compensation expense are primarily included in selling, general and administrative expenses and are as follows:

	Three Months Ended
	April 2,	March 28,
(In millions)	2016	2015

Stock Option Awards	$10.6	$10.4
Restricted Unit Awards	22.8	17.8

Total Stock-based Compensation Expense	$33.4	$28.2
During the first three months of 2016, the company made equity compensation grants to employees consisting of 0.7 million service- and performance-based restricted stock units and options to purchase 1.6 million shares.
As of April 2, 2016, there was $99 million of total unrecognized compensation cost related to unvested stock options granted. The cost is expected to be recognized through 2020 with a weighted average amortization period of 2.7 years.
As of April 2, 2016, there was $187 million of total unrecognized compensation cost related to unvested restricted stock unit awards. The cost is expected to be recognized through 2019 with a weighted average amortization period of 2.4 years.

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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The net periodic benefit cost for the company's defined benefit pension plans includes the following components:

	Three Months Ended
	April 2,	March 28,
(In millions)	2016	2015

Components of Net Benefit Cost
Service cost-benefits earned	$5.2	$6.2
Interest cost on benefit obligation	19.5	19.4
Expected return on plan assets	(19.7)	(23.3)
Amortization of actuarial net loss	1.8	2.3
Amortization of prior service benefit	(0.1)	—

Net periodic benefit cost	$6.7	$4.6

Note 7.	Income Taxes
The provision for income taxes in the accompanying statement of income differs from the provision calculated by applying the statutory federal income tax rate of 35% to income from continuing operations before provision for income taxes due to the following:

	Three Months Ended
	April 2,	March 28,
(In millions)	2016	2015

Provision for Income Taxes at Statutory Rate	$148.1	$133.7

Increases (Decreases) Resulting From:
Foreign rate differential	(47.3)	(23.8)
Income tax credits	(77.8)	(103.1)
Manufacturing deduction	(6.7)	(7.6)
Singapore tax holiday	(3.7)	(3.2)
Impact of change in tax laws and apportionment on deferred taxes	8.9	0.7
Nondeductible expenses	1.7	1.9
Tax return reassessments and settlements	(2.0)	—
State income taxes, net of federal tax	(1.5)	(1.6)
Other, net	1.0	(0.1)

Provision for (benefit from) income taxes	$20.7	$(3.1)
In 2016, the company implemented tax planning initiatives related to non-U.S. subsidiaries. These non-U.S. subsidiaries incurred foreign tax obligations and made cash and deemed distributions to the company’s U.S. operations which resulted in no net tax cost. As a result of these distributions, the company benefitted from U.S. foreign tax credits of $46 million, offset in part by additional U.S. income taxes of $16 million on the related foreign income (which reduced the benefit from the foreign rate differential in 2016). The foreign tax credits are the result of foreign earnings remitted or deemed remitted to the U.S. during the reporting year and the U.S. treatment of taxes paid in the foreign jurisdictions in the years those profits were originally earned.
The company has significant activities in Singapore and has received considerable tax incentives. The local taxing authority granted the company pioneer company status which provides an incentive encouraging companies to undertake activities that have the effect of promoting economic or technological development in Singapore. This incentive equates to a tax exemption on earnings associated with most of the company’s manufacturing activities in Singapore and continues through December 31, 2021. In 2016 and 2015, the impact of this tax holiday decreased the annual effective tax rates by 0.9% and 0.8%, respectively, and increased diluted earnings per share by approximately $0.01 and $0.01, respectively.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 8.	Earnings per Share

	Three Months Ended
	April 2,	March 28,
(In millions except per share amounts)	2016	2015

Income from Continuing Operations	$402.3	$385.1
Loss from Discontinued Operations	(0.1)	—

Net Income	$402.2	$385.1

Basic Weighted Average Shares	395.8	397.8
Plus Effect of:
Stock options and restricted units	2.9	3.6

Diluted Weighted Average Shares	398.7	401.4

Basic Earnings per Share:
Continuing operations	$1.02	$0.97
Discontinued operations	—	—

Basic Earnings per Share	$1.02	$0.97

Diluted Earnings per Share:
Continuing operations	$1.01	$0.96
Discontinued operations	—	—

Diluted Earnings per Share	$1.01	$0.96
Options to purchase 3.6 million and 4.0 million shares of common stock were not included in the computation of diluted earnings per share for the first three months of 2016 and 2015, respectively, because their effect would have been antidilutive.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 9.	Debt and Other Financing Arrangements

	Effective Interest Rate at April 2,	April 2,	December 31,
(Dollars in millions)	2016	2016	2015

Commercial Paper	1.51%	$1,228.0	$49.6
Term Loan	1.57%	1,000.0	—
2.25% 5-Year Senior Notes, Due 8/15/2016	2.44%	1,000.0	1,000.0
1.30% 3-Year Senior Notes, Due 2/1/2017	1.25%	900.0	900.0
1.85% 5-Year Senior Notes, Due 1/15/2018	2.01%	500.0	500.0
2.15% 3-Year Senior Notes, Due 12/14/2018	2.35%	450.0	450.0
2.40% 5-Year Senior Notes, Due 2/1/2019	2.59%	900.0	900.0
6.00% 10-Year Senior Notes, Due 3/1/2020	2.97%	750.0	750.0
4.70% 10-Year Senior Notes, Due 5/1/2020	4.23%	300.0	300.0
1.50% 5-Year Senior Notes, Due 12/1/2020 (euro-denominated)	1.61%	484.1	461.6
5.00% 10-Year Senior Notes, Due 1/15/2021	3.24%	400.0	400.0
4.50% 10-Year Senior Notes, Due 3/1/2021	3.50%	1,000.0	1,000.0
3.60% 10-Year Senior Notes, Due 8/15/2021	3.16%	1,100.0	1,100.0
3.30% 7-Year Senior Notes, Due 2/15/2022	3.43%	800.0	800.0
2.15% 7-Year Senior Notes, Due 7/21/2022 (euro-denominated)	2.28%	569.6	543.1
3.15% 10-Year Senior Notes, Due 1/15/2023	3.31%	800.0	800.0
4.15% 10-Year Senior Notes, Due 2/1/2024	4.16%	1,000.0	1,000.0
2.00% 10-Year Senior Notes, Due 4/15/2025 (euro-denominated)	2.09%	729.0	695.2
3.65% 10-Year Senior Notes, Due 12/15/2025	3.77%	350.0	350.0
5.30% 30-Year Senior Notes, Due 2/1/2044	5.37%	400.0	400.0
Affymetrix Debt at Fair Value (a)		254.1	—
Other		15.7	16.3

Total Borrowings at Par Value		14,930.5	12,415.8
Fair Value Hedge Accounting Adjustments		59.6	6.2
Unamortized Premium, Net		98.8	104.7
Unamortized Debt Issuance Costs (Note 1)		(52.9)	(54.7)

Total Borrowings at Carrying Value		15,036.0	12,472.0
Less: Short-term Obligations and Current Maturities		3,383.0	1,051.8

Long-term Obligations		$11,653.0	$11,420.2

(a)	The debt assumed in the acquisition of Affymetrix was substantially repaid in April 2016.
The effective interest rates for the fixed-rate debt include the stated interest on the notes, the accretion of any discount or amortization of any premium, the amortization of any debt issuance costs and, if applicable, adjustments related to hedging.
See Note 12 for fair value information pertaining to the company’s long-term obligations.
Credit Facilities
The company has a revolving credit facility with a bank group that provides for up to $2.00 billion of unsecured multi-currency revolving credit. The facility expires in July 2018. The agreement calls for interest at either a LIBOR-based rate or a rate based on the prime lending rate of the agent bank, at the company’s option. The agreement contains affirmative, negative and financial covenants, and events of default customary for financings of this type. The financial covenant requires the company to maintain a Consolidated Leverage Ratio of debt to EBITDA (as defined in the agreement) below 3.5 to 1.0 and an Interest Coverage Ratio of EBITDA (as defined in the agreement) to interest expense of 3.0 to 1.0. The credit agreement permits the company to use the facility for working capital; acquisitions; repurchases of common stock, debentures and other securities; the refinancing of debt; and general corporate purposes. The credit agreement allows for the issuance of letters of

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

credit, which reduces the amount available for borrowing. If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of April 2, 2016, no borrowings were outstanding under the facility, although available capacity was reduced by approximately $68 million as a result of outstanding letters of credit.
Term Loan
In the first quarter of 2016, in connection with the acquisition of Affymetrix, the company entered into a 364-day unsecured term loan agreement. The term loan agreement called for interest at either a LIBOR-based rate or a rate based on the prime lending rate of the agent bank, at the company’s option. The term loan agreement contains affirmative, negative and financial covenants, and events of default customary for financings of this type. The financial covenant requires the company to maintain a Consolidated Leverage Ratio of debt to EBITDA (as defined in the agreement) below 3.5 to 1.0 and an Interest Coverage Ratio of EBITDA (as defined in the agreement) to interest expense of 3.0 to 1.0. As of April 2, 2016, $1.00 billion was outstanding under the term loan agreement. Borrowings may be prepaid without penalty.
Senior Notes
Interest on the euro-denominated senior notes is payable annually. Interest on each of the other senior notes is payable semi-annually. Each of the notes may be redeemed at a redemption price of 100% of the principal amount plus a specified make-whole premium plus accrued interest. The company is subject to certain affirmative and negative covenants under the indentures governing the senior notes, the most restrictive of which limits the ability of the company to pledge principal properties as security under borrowing arrangements.
In April 2016, the company issued $1.00 billion principal amount of 3.00% Senior Notes due 2023 and used the proceeds to repay all of the 2.25% Senior Notes due 2016. As the company had the ability and intent to refinance the 2.25% Senior Notes, they have been reported as long-term obligations in the accompanying balance sheet as of April 2, 2016. Prior to issuing the 3.00% Senior Notes due 2023, the company had entered into an agreement to hedge its exposure related to the interest rate on the anticipated borrowings (described under the heading "Cash Flow Hedge Arrangements" in Note 12) that was terminated in April 2016. The company had a cash outlay of $75 million early in the second quarter of 2016 associated with termination of the arrangement.
Interest Rate Swap Arrangements
In the first quarter of 2016, the company terminated certain of its fixed to floating rate swap arrangements. The terminated swaps were accounted for as fair value hedges. As a result of terminating these arrangements, the company received $61 million (excluding accrued interest) in cash in the second quarter of 2016. The proceeds were recorded as part of the carrying value of the underlying debt and will be amortized as a reduction to interest expense over the remaining terms of the respective debt instruments. Subsequently, the company entered into new swap arrangements which are included in the table below.
The company has entered into LIBOR-based interest rate swap arrangements with various banks on several of its outstanding senior notes. The aggregate amounts of the swaps are equal to the principal amounts of the notes and the payment dates of the swaps coincide with the interest payment dates of the notes. The swap contracts provide for the company to pay a variable interest rate and receive a fixed rate. The variable interest rates reset monthly. The swaps have been accounted for as fair value hedges of the notes. See Note 12 for additional information. The following table summarizes the outstanding interest rate swap arrangements on the company's senior notes at April 2, 2016:

	Aggregate Notional Amount		Pay Rate as of
(Dollars in millions)		Pay Rate	April 2, 2016	Receive Rate

1.30% Senior Notes due 2017	$900.0	1-month LIBOR + 0.6616%	1.0956%	1.30%
4.50% Senior Notes due 2021	1,000.0	1-month LIBOR + 3.4420%	3.8758%	4.50%
3.60% Senior Notes due 2021	1,100.0	1-month LIBOR + 2.5150%	2.9165%	3.60%

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 10.	Commitments and Contingencies
Environmental Matters
The company is currently involved in various stages of investigation and remediation related to environmental matters. The company cannot predict all potential costs related to environmental remediation matters and the possible impact on future operations given the uncertainties regarding the extent of the required cleanup, the complexity and interpretation of applicable laws and regulations, the varying costs of alternative cleanup methods and the extent of the company’s responsibility. Expenses for environmental remediation matters related to the costs of installing, operating and maintaining groundwater-treatment systems and other remedial activities related to historical environmental contamination at the company’s domestic and international facilities were not material in any period presented. The company records accruals for environmental remediation liabilities, based on current interpretations of environmental laws and regulations, when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. The company calculates estimates based upon several factors, including reports prepared by environmental specialists and management’s knowledge of and experience with these environmental matters. The company includes in these estimates potential costs for investigation, remediation and operation and maintenance of cleanup sites. At April 2, 2016 and December 31, 2015, the company’s total environmental liability was approximately $46 million and $35 million, respectively. While management believes the accruals for environmental remediation are adequate based on current estimates of remediation costs, the company may be subject to additional remedial or compliance costs due to future events such as changes in existing laws and regulations, changes in agency direction or enforcement policies, developments in remediation technologies or changes in the conduct of the company’s operations, which could have a material adverse effect on the company’s financial position, results of operations or cash flows.
Litigation and Related Contingencies
There are various lawsuits and claims pending against the company including matters involving product liability, intellectual property, antitrust, employment, and contractual issues. The company determines the probability and range of possible loss based on the current status of each of these matters. A liability is recorded in the financial statements if it is believed to be probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The company establishes a liability that is an estimate of amounts expected to be paid in the future for events that have already occurred. The company accrues the most likely amount or at least the minimum of the range of probable loss when a range of probable loss can be estimated. The accrued liabilities are based on management’s judgment as to the probability of losses for asserted and unasserted claims and, where applicable, actuarially determined estimates. Accrual estimates are adjusted as additional information becomes known or payments are made. The amount of ultimate loss may differ from these estimates. Due to the inherent uncertainties associated with pending litigation or claims, the company cannot predict the outcome, nor, with respect to certain pending litigation or claims where no liability has been accrued, make a meaningful estimate of the reasonably possible loss or range of loss that could result from an unfavorable outcome. The company has no material accruals for pending litigation or claims for which accrual amounts are not disclosed below or in the company's 2015 Annual Report on Form 10-K filed with the SEC, nor are material losses deemed probable for such matters. It is reasonably possible, however, that an unfavorable outcome that exceeds the company’s current accrual estimate, if any, for one or more of the matters described below could have a material adverse effect on the company’s results of operations, financial position and cash flows.
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
Intellectual Property Matters
On July 13 and 15, 2015, 454 Life Sciences (a member of the Roche Group) filed complaints against Ion Torrent, Inc., Life Technologies Corp., and Thermo Fisher Scientific Inc. in the United States District Court for the District of Delaware and in Germany. Plaintiff alleges infringement of patents relating to methods of analyzing nucleic acid sequences using emulsion

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

amplification, which plaintiff alleges are impermissibly used in Ion Torrent sequencing workflows. Plaintiff seeks damages for alleged willful infringement and breach of contract, attorneys’ fees and costs, and injunctive relief.
On June 6, 2004, Enzo Biochem, Enzo Life Sciences and Yale University filed a complaint against Life Technologies in United States District Court for the District of Connecticut. The plaintiffs allege patent infringement by Applera’s labeled DNA terminator products used in DNA sequencing and fragment analysis. The plaintiff sought damages for alleged willful infringement, attorneys’ fees, costs, prejudgment interest, and injunctive relief. In November 2012, the jury awarded damages of $49 million. Prejudgment interest of $12 million was also granted. The $61 million judgment and interest was accrued by Life Technologies and the liability was assumed by the company as of the date of the acquisition. In March 2015 the United States Court of Appeals for the Federal Circuit vacated the judgment and returned the case to the District Court for further proceedings. In February 2016, the District Court granted the company’s motion for summary judgment of non-infringement and entered judgment in its favor.  Enzo appealed that decision to the Federal Circuit in March 2016. The company has maintained the $61 million accrual, pending appeals.
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
On May 26, 2010, Promega Corp. & Max-Planck-Gesellschaft Zur Forderung Der Wissenschaften EV filed a complaint against Life Technologies in the United States District Court for the Western District of Wisconsin. The plaintiffs allege patent infringement by sales and uses of Applied Biosystems’ short tandem repeat DNA identification products outside the scope of a 2006 license agreement. The plaintiff sought damages for alleged willful infringement, attorneys’ fees, costs, prejudgment interest, and injunctive relief. Although a jury initially found willful infringement and assessed damages at $52 million, the District Court subsequently overturned the verdict on the grounds that the plaintiff had failed to prove infringement. The District Court entered judgment in favor of Life Technologies; and plaintiffs and Life Technologies filed cross-appeals with the United States Court of Appeals for the Federal Circuit. The $52 million award was accrued by Life Technologies and the liability was assumed by the company as of the date of the acquisition. On December 15, 2014, the Court of Appeals issued a decision invalidating four of the plaintiffs’ patents, but finding infringement by Life Technologies of the remaining fifth patent. The Court of Appeals also ordered a new trial on damages in the District Court. The company has maintained the $52 million accrual, pending conclusion of this matter.
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
Changes in each component of accumulated other comprehensive items, net of tax are as follows:

(In millions)	Currency Translation Adjustment	Unrealized Gains on Available-for- Sale Investments	Unrealized Losses on Hedging Instruments	Pension and Other Postretirement Benefit Liability Adjustment	Total

Balance at December 31, 2015	$(1,776.7)	$1.8	$(26.6)	$(195.8)	$(1,997.3)
Other comprehensive income (loss) before reclassifications	169.9	(1.5)	(36.6)	(3.4)	128.4
Amounts reclassified from accumulated other comprehensive items	—	—	0.8	1.4	2.2

Net other comprehensive items	169.9	(1.5)	(35.8)	(2.0)	130.6

Balance at April 2, 2016	$(1,606.8)	$0.3	$(62.4)	$(197.8)	$(1,866.7)

Note 12.	Fair Value Measurements and Fair Value of Financial Instruments
Fair Value Measurements
The company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during 2016. The company’s financial assets and liabilities carried at fair value are primarily comprised of insurance contracts, investments in money market funds, derivative contracts, mutual funds holding publicly traded securities and other investments in unit trusts held as assets to satisfy outstanding deferred compensation and retirement liabilities; and acquisition-related contingent consideration.
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present information about the company’s financial assets and liabilities measured at fair value on a recurring basis as of April 2, 2016 and December 31, 2015:

	April 2,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2016	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents	$65.8	$65.8	$—	$—
Bank time deposits	2.0	2.0	—	—
Investments in mutual funds and other similar instruments	7.5	7.5	—	—
Warrants	1.5	—	1.5	—
Insurance contracts	110.0	—	110.0	—
Derivative contracts	13.5	—	13.5	—

Total Assets	$200.3	$75.3	$125.0	$—

Liabilities
Derivative contracts	$19.5	$—	$19.5	$—
Contingent consideration	1.4	—	—	1.4

Total Liabilities	$20.9	$—	$19.5	$1.4

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2015	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents	$54.6	$54.6	$—	$—
Bank time deposits	2.0	2.0	—	—
Investments in mutual funds and other similar instruments	7.6	7.6	—	—
Warrants	3.4	—	3.4	—
Insurance contracts	108.1	—	108.1	—
Derivative contracts	13.8	—	13.8	—

Total Assets	$189.5	$64.2	$125.3	$—

Liabilities
Derivative contracts	$41.8	$—	$41.8	$—
Contingent consideration	1.9	—	—	1.9

Total Liabilities	$43.7	$—	$41.8	$1.9
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended
	April 2,	March 28,
(In millions)	2016	2015

Contingent Consideration
Beginning Balance	$1.9	$29.6
Payments	(0.4)	(8.0)
Change in fair value included in earnings	(0.1)	(0.5)
Currency translation	—	(0.1)

Ending Balance	$1.4	$21.0
The notional amounts of derivative contracts outstanding, consisting of interest rate swaps and currency exchange contracts, totaled $5.41 billion and $6.63 billion at April 2, 2016 and December 31, 2015, respectively.
While certain derivatives are subject to netting arrangements with counterparties, the company does not offset derivative assets and liabilities within the consolidated balance sheet. The following tables present the fair value of derivative instruments in the consolidated balance sheet and statement of income.

	Fair Value – Assets		Fair Value – Liabilities
	April 2,	December 31,	April 2,	December 31,
(In millions)	2016	2015	2016	2015

Derivatives Designated as Hedging Instruments
Interest rate swaps (a)	$—	$0.2	$9.0	$16.4
Derivatives Not Designated as Hedging Instruments
Currency exchange contracts (b)	13.5	13.6	10.5	25.4

(a)	The fair value of the interest rate swaps is included in the consolidated balance sheet under the captions other assets or other long-term liabilities.

(b)	The fair value of the currency exchange contracts is included in the consolidated balance sheet under the captions other current assets or other accrued expenses.

	Gain (Loss) Recognized
	Three Months Ended
	April 2,	March 28,
(In millions)	2016	2015

Derivatives Designated as Fair Value Hedges
Interest rate swaps - effective portion	$7.5	$6.7
Interest rate swaps - ineffective portion (a)	—	(7.0)
Derivatives Not Designated as Fair Value Hedges
Currency exchange contracts
Included in cost of revenues	$(7.5)	$13.4
Included in other expense, net	(23.4)	119.9

(a)	The ineffective portion of the loss recognized on interest rate swaps during 2015 includes $7.5 million of costs associated with entering into the swap arrangements.
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
The company also uses foreign currency-denominated debt to partially hedge its net investments in foreign operations against adverse movements in exchange rates. The company’s euro-denominated senior notes have been designated as, and are effective as, economic hedges of part of the net investment in a foreign operation. Accordingly, foreign currency transaction

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

gains or losses due to spot rate fluctuations on the euro-denominated debt instruments are included in currency translation adjustment within other comprehensive income and shareholders’ equity. In the first three months of 2016 and 2015, pre-tax net (losses)/gains of $(83) million and $77 million, respectively, from the euro-denominated notes were included in currency translation adjustment.
Cash Flow Hedge Arrangements
In 2015, the company entered into interest rate swap arrangements to mitigate the risk of interest rates rising prior to completion of a debt offering in 2016. Based on the company’s conclusion that a debt offering was probable as a result of debt maturing in 2016 and that such debt would carry semi-annual interest payments over a 10-year term, the swaps hedged the cash flow risk for each of the semi-annual fixed-rate interest payments on $1.00 billion of principal amount of the planned fixed-rate debt issue. The change in the fair value of the hedge during the three months ended April 2, 2016, $37 million, net of tax, was classified as a decrease to accumulated other comprehensive items within shareholders’ equity. The hedge was terminated in advance of completing a debt offering in April 2016 (Note 9). The fair value of the hedge at that time, $46 million, net of tax, was classified as a reduction to accumulated other comprehensive items and will be amortized to interest expense over the term of the debt.
Fair Value of Other Financial Instruments
The carrying value and fair value of the company’s notes receivable and debt obligations are as follows:

	April 2, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
(In millions)	Value	Value	Value	Value

Notes Receivable	$12.0	$14.6	$12.1	$14.9

Debt Obligations:
Senior notes	$12,793.1	$13,167.5	$12,406.1	$12,618.8
Term loan	999.2	1,000.0	—	—
Commercial paper	1,228.0	1,228.0	49.6	49.6
Other	15.7	15.7	16.3	16.3

	$15,036.0	$15,411.2	$12,472.0	$12,684.7
The fair value of debt obligations was determined based on quoted market prices and on borrowing rates available to the company at the respective period ends which represent level 2 measurements.

Note 13.	Supplemental Cash Flow Information

	Three Months Ended
	April 2,	March 28,
(In millions)	2016	2015

Non-cash Activities
Fair value of assets of acquired businesses	$1,669.0	$305.0
Cash paid for acquired businesses	(1,109.4)	(298.7)

Liabilities assumed of acquired businesses	$559.6	$6.3

Declared but unpaid dividends	$60.3	$61.0

Issuance of stock upon vesting of restricted stock units	$44.5	$76.7

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 14.	Restructuring and Other Costs, Net
Restructuring and other costs in the first three months of 2016 primarily included continuing charges for headcount reductions and facility consolidations in an effort to streamline operations, including the closure and consolidation of operations within several facilities in the U.S., Europe and Asia; third-party acquisition transaction costs associated with the acquisition of Affymetrix; and synergy costs related to acquisitions including severance and abandoned facility costs. These charges were partially offset by gains on settlement of litigation and gains on sales of real estate. In the first three months of 2016, severance actions associated with facility consolidations and cost reduction measures affected less than 1% of the company’s workforce.
As of May 6, 2016, the company has identified restructuring actions that will result in additional charges of approximately $45 million, primarily in 2016 which will be recorded when specified criteria are met, such as abandonment of leased facilities.
First Three Months of 2016
During the first three months of 2016, the company recorded net restructuring and other costs by segment as follows:

(In millions)	Cost of Revenues	Selling, General and Administrative Expenses	Restructuring and Other Costs, Net	Total

Life Sciences Solutions	$4.4	$26.5	$28.8	$59.7
Analytical Instruments	—	—	19.1	19.1
Specialty Diagnostics	—	—	0.4	0.4
Laboratory Products and Services	6.2	0.4	2.0	8.6
Corporate	—	2.0	0.3	2.3

	$10.6	$28.9	$50.6	$90.1
The components of net restructuring and other costs by segment are as follows:
Life Sciences Solutions
In the first three months of 2016, the Life Sciences Solutions segment recorded $59.7 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $4.4 million to conform the accounting policies of Affymetrix with the company's accounting policies. The segment also recorded $26.5 million of charges to selling, general and administrative expenses, including $23.6 million of third-party transaction costs related to the acquisition of Affymetrix, and $3.0 million for accelerated depreciation at facilities closing due to real estate consolidation. In addition, the segment recorded $28.8 million of restructuring and other costs, net, consisting of $41.4 million of cash costs partially offset by $12.0 million of gain on the settlement of a pre-acquisition litigation-related matter and $0.6 million of other non-cash income, net. The cash costs primarily related to acquisition synergies and included $24.7 million of severance and related costs, as well as $16.7 million of abandoned facilities costs primarily related to the consolidation of facilities in the U.S.
Analytical Instruments
In the first three months of 2016, the Analytical Instruments segment recorded $19.1 million of net restructuring and other charges, including $21.8 million of cash costs primarily associated with abandoned facilities, including remediation and other closure costs of a manufacturing facility in the U.S. The cash costs were partially offset by $2.7 million of gains on the sale of real estate.
Specialty Diagnostics
In the first three months of 2016, the Specialty Diagnostics segment recorded $0.4 million of net restructuring and other charges, including cash costs of $1.1 million primarily for severance and other costs associated with headcount reductions and facility consolidations, substantially offset by non-cash gains.
Laboratory Products and Services
In the first three months of 2016, the Laboratory Products and Services segment recorded $8.6 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $6.2 million for sales of inventories revalued at the date of acquisition, as well as $0.4 million of charges to selling, general and administrative expenses for accelerated depreciation at

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

facilities closing due to real estate consolidation. In addition, the segment recorded $2.8 million of cash restructuring costs, primarily for employee severance and other costs associated with headcount reductions. The segment also recorded $1.3 million of gain on the settlement of litigation, offset in part by other non-cash charges.
Corporate
In the first three months of 2016, the company recorded $2.3 million of restructuring and other costs, including $2.0 million of selling, general, and administrative charges, associated with accelerated depreciation on information systems to be abandoned due to acquisition synergies, and $0.3 million of cash restructuring costs for severance at its corporate operations.
The following table summarizes the cash components of the company’s restructuring plans. The non-cash components and other amounts reported as restructuring and other costs, net, in the accompanying statement of income have been summarized in the notes to the tables. Accrued restructuring costs are included in other accrued expenses in the accompanying balance sheet.

(In millions)	Severance	Abandonment of Excess Facilities	Other (a)	Total

Balance at December 31, 2015	$15.2	$13.1	$3.0	$31.3
Costs incurred in 2016 (c)	29.7	35.1	3.0	67.8
Reserves reversed (b)	(0.3)	(0.1)	—	(0.4)
Payments	(11.0)	(7.6)	(3.1)	(21.7)
Currency translation	0.2	—	—	0.2

Balance at April 2, 2016	$33.8	$40.5	$2.9	$77.2

(a)
Other includes relocation and moving expenses associated with facility consolidations, as well as employee retention costs which are accrued ratably over the period through which employees must work to qualify for a payment.

(b)	Represents reductions in cost of plans.

(c)	Excludes $16.8 million of income, net, primarily associated with litigation-related matters and sales of real estate.
The company expects to pay accrued restructuring costs as follows: severance, employee-retention obligations and other costs, primarily through 2016; and abandoned-facility payments, over lease terms expiring through 2027.

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
On March 31, 2016, the company acquired, within the Life Sciences Solutions segment, Affymetrix, Inc., a North America-based provider of cellular and genetic analysis products, for a total purchase price of $1.34 billion, net of cash acquired, including the assumption of $254 million of debt. The acquisition expands the company's existing portfolio of antibodies and assays for flow cytometry and single-cell biology applications. Revenues of Affymetrix were $360 million in 2015.
Overview of Results of Operations and Liquidity

	Three Months Ended
	April 2,		March 28,
(Dollars in millions)	2016		2015

Revenues
Life Sciences Solutions	$1,133.0	26.4%	$1,019.9	26.0%
Analytical Instruments	759.3	17.7%	727.4	18.6%
Specialty Diagnostics	854.6	19.9%	785.2	20.0%
Laboratory Products and Services	1,724.6	40.2%	1,513.4	38.6%
Eliminations	(176.7)	(4.2)%	(127.1)	(3.2)%

	$4,294.8	100%	$3,918.8	100%
Sales in the first quarter of 2016 were $4.29 billion, an increase of $376 million from 2015. Sales increased $45 million due to acquisitions, net of divestitures. The unfavorable effects of currency translation resulted in a decrease in revenues of $61 million in the first quarter of 2016. Aside from the effects of acquisitions, divestitures and currency translation, revenues increased $392 million (10%) primarily due to increased demand and four extra days in the fiscal quarter compared to the 2015 quarter. (The company's fourth quarter of 2016 will have four fewer days than the corresponding 2015 quarter.) Sales to

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Overview of Results of Operations and Liquidity (continued)

customers in the company’s primary end markets grew. Demand from customers in pharmaceutical and biotech industries was particularly strong. Sales growth was strong in each of the company's primary geographic regions.
In the first quarter of 2016, total company operating income and operating income margin were $518 million and 12.1%, respectively, compared with $487 million and 12.4%, respectively, in 2015. The increase in operating income was primarily due to profit on higher sales in local currencies and productivity improvements, net of inflationary cost increases. These increases were offset in part by strategic growth investments. The company’s references throughout this discussion to productivity improvements generally refer to improved cost efficiencies from its Practical Process Improvement (PPI) business system, reduced costs resulting from global sourcing initiatives, a lower cost structure following restructuring actions, including headcount reductions and consolidation of facilities, and low cost region manufacturing.
The company's effective tax rate was 4.9% in the first quarter of 2016. In 2016, the company implemented tax planning initiatives related to non-U.S. subsidiaries. These non-U.S. subsidiaries incurred foreign tax obligations and made cash and deemed distributions to the company’s U.S. operations which resulted in no net tax cost. As a result of these distributions, the company benefitted from U.S. foreign tax credits of $46 million, offset in part by additional U.S. taxes of $16 million on the related foreign income (which reduced the benefit from the foreign rate differential in 2016). The net benefit ($30 million) was a discrete item that reduced the company’s effective rate by 7.1 percentage points in the first quarter of 2016. The foreign tax credits are the result of foreign earnings remitted or deemed remitted to the U.S. during the reporting year and the U.S. treatment of taxes paid in the foreign jurisdictions in the years those profits were originally earned. The company intends to make similar types of distributions from non-U.S. subsidiaries in 2016 when they can be made at no net tax cost. The ability of the company to make distributions in future periods of similar type and magnitude will depend on the level of earnings and cash flow in various foreign jurisdictions and on the applicable tax laws in effect at that time. Accordingly, the impact of foreign tax credits on the company’s effective tax rate in future periods is likely to vary. The company expects its effective tax rate for all of 2016 will be between 3% and 5% based on currently forecasted rates of profitability in the countries in which the company conducts business. Due primarily to the non-deductibility of intangible asset amortization for tax purposes, the company’s cash payments for income taxes are higher than its income tax expense for financial reporting purposes and are expected to total $600 to $650 million in 2016. The company recorded a benefit from income taxes in the first quarter of 2015. In the first quarter of 2015, the company implemented tax planning initiatives related to non-U.S. subsidiaries. These initiatives resulted in additional foreign tax credits of $77 million, offset in part by additional U.S. income taxes of $27 million on the related foreign income (which reduced the benefit from the foreign rate differential in 2015). The net benefit ($50 million) was a discrete item that reduced the company’s effective rate by 13.1 percentage points in the first quarter of 2015. The effective rate in both periods was also affected by relatively significant earnings in lower tax jurisdictions.
Income from continuing operations increased to $402 million in the first quarter of 2016, from $385 million in the first quarter of 2015. The increase in operating income in the 2016 period (discussed above) was partially offset by an increase in the income tax provision in the 2016 period (discussed above).
During the first three months of 2016, the company’s cash flow from operations totaled $289 million compared with $80 million for 2015. The increase primarily resulted from lower investments in working capital in the 2016 period.
As of April 2, 2016, the company’s short-term debt totaled $3.38 billion, including $0.90 billion of senior notes, due in February 2017, $1.00 billion outstanding under a 364-day term loan agreement and $1.23 billion of commercial paper obligations. In April 2016, the company issued $1.00 billion principal amount of 3.00% Senior Notes due 2023 and used the proceeds to repay all of the 2.25% Senior Notes due 2016. Given the company had the ability and intent to refinance the 2.25% Senior Notes with long-term financing, these notes were reported as long-term at April 2, 2016. The company has a revolving credit facility with a bank group that provides up to $2.00 billion of unsecured multi-currency revolving credit. If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of April 2, 2016, no borrowings were outstanding under the company’s revolving credit facility, although available capacity was reduced by approximately $68 million as a result of outstanding letters of credit.
The company believes that its existing cash and cash equivalents of $827 million as of April 2, 2016 and its future cash flow from operations together with available borrowing capacity under its revolving credit agreement will be sufficient to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates
The company’s discussion and analysis of its financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent liabilities. On an on-going basis, management evaluates its estimates, including those related to bad debts, inventories, business combinations, intangible assets and goodwill, sales returns, income taxes, contingencies and litigation, and pension costs. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management bases its estimates on historical experience, current market and economic conditions and other assumptions that management believes are reasonable. The results of these estimates form the basis for judgments about the carrying value of assets and liabilities where the values are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements of the company’s Form 10-K for 2015, describe the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no significant changes in the company's critical accounting policies during the first three months of 2016.
Results of Operations
First Quarter 2016 Compared With First Quarter 2015

	Three Months Ended
(In millions)	April 2, 2016	March 28, 2015	Total Change	Currency Translation	Acquisitions/ Divestitures	Operations

Revenues
Life Sciences Solutions	$1,133.0	$1,019.9	$113.1	$(18.1)	$14.5	$116.7
Analytical Instruments	759.3	727.4	31.9	(9.2)	0.1	41.0
Specialty Diagnostics	854.6	785.2	69.4	(10.6)	(0.7)	80.7
Laboratory Products and Services	1,724.6	1,513.4	211.2	(25.1)	31.0	205.3
Eliminations	(176.7)	(127.1)	(49.6)	2.0	—	(51.6)

Consolidated Revenues	$4,294.8	$3,918.8	$376.0	$(61.0)	$44.9	$392.1
Sales in the first quarter of 2016 were $4.29 billion, an increase of $376 million from the first quarter of 2015. Sales increased $45 million due to acquisitions, net of divestitures. The unfavorable effects of currency translation resulted in a decrease in revenues of $61 million in 2016. Aside from the effects of acquisitions/divestitures and currency translation, revenues increased $392 million (10%) primarily due to increased demand and four extra days in the fiscal quarter compared to the 2015 quarter. (The company's fourth quarter of 2016 will have four fewer days than the corresponding 2015 quarter.) Sales to customers in the company’s primary end markets grew. Demand from customers in pharmaceutical and biotech industries was particularly strong. Sales growth was strong in each of the company's primary geographic regions.
In the first quarter of 2016, total company operating income and operating income margin were $518 million and 12.1%, respectively, compared with $487 million and 12.4%, respectively, in 2015. The increase in operating income was primarily due to profit on higher sales in local currencies and productivity improvements, net of inflationary cost increases. These increases were offset in part by strategic growth investments.
In the first quarter of 2016, the company recorded restructuring and other costs, net, of $90 million, including $11 million of charges to cost of revenues for the sale of inventories revalued at the date of acquisition and to conform the accounting policies of Affymetrix with the company's accounting policies; $29 million of charges to selling, general and administrative expenses primarily for third-party transaction costs related to the acquisition of Affymetrix. In addition, the company recorded $67 million of cash restructuring costs primarily for acquisition synergies including severance as well as abandoned facilities costs associated with the closure and consolidation of facilities in the U.S. The company’s other businesses incurred costs for continued headcount reductions and facility consolidations in an effort to streamline operations, including severance at several businesses and abandoned facility expenses at businesses that have been or are being consolidated, including the consolidation

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

of operations within several facilities in the U.S., Europe and Asia. These costs were partially offset by gains on the settlement of litigation and real estate (see Note 14).
In the first quarter of 2015, the company recorded restructuring and other costs, net, of $40 million including $8 million of charges to selling, general and administrative expenses primarily for transaction costs related to the acquisitions of Life Technologies and Advanced Scientific and $32 million of cash restructuring costs primarily for actions to achieve synergies from the Life Technologies acquisition. In addition, the company’s other businesses incurred costs for continued headcount reductions and facility consolidations in an effort to streamline operations, including severance at several businesses and abandoned facility expenses at businesses that have been or are being consolidated, including the consolidation of operations within several facilities in the U.S., Europe and Asia.
As of May 6, 2016, the company has identified restructuring actions that will result in additional charges of approximately $45 million in 2016 and expects to identify additional actions during 2016 which will be recorded when specified criteria are met, such as abandonment of leased facilities.
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

	Three Months Ended
	April 2,	March 28,
(Dollars in millions)	2016	2015	Change

Revenues
Life Sciences Solutions	$1,133.0	$1,019.9	11%
Analytical Instruments	759.3	727.4	4%
Specialty Diagnostics	854.6	785.2	9%
Laboratory Products and Services	1,724.6	1,513.4	14%
Eliminations	(176.7)	(127.1)	39%

Consolidated Revenues	$4,294.8	$3,918.8	10%

Segment Income
Life Sciences Solutions	$330.0	$298.7	10%
Analytical Instruments	111.7	121.7	(8)%
Specialty Diagnostics	230.1	214.1	7%
Laboratory Products and Services	258.2	222.1	16%

Subtotal Reportable Segments	930.0	856.6	9%

Cost of Revenues Charges	(10.6)	(0.6)
Selling, General and Administrative Charges, Net	(28.9)	(7.6)
Restructuring and Other Costs, Net	(50.6)	(32.0)
Amortization of Acquisition-related Intangible Assets	(322.0)	(329.1)

Consolidated Operating Income	$517.9	$487.3	6%

Reportable Segments Operating Income Margin	21.7%	21.9%

Consolidated Operating Income Margin	12.1%	12.4%

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

Income from the company’s reportable segments increased 9% to $930 million in the first quarter of 2016 due primarily to profit on higher sales in local currencies and productivity improvements, net of inflationary cost increases. These increases were offset in part by strategic growth investments. The impact of having four extra days in the 2016 quarter versus the 2015 quarter benefited revenues for the company’s segments, particularly those with higher levels of consumables sales. In segments with a lower relative mix of consumable revenues, the extra days had a negative effect on operating margins, however, as the incremental revenues were less than the quarter’s daily average revenues while fixed costs were incurred irrespective of the level of incremental revenues from extra days in the quarter. The company expects a corresponding opposite effect in the fourth quarter of 2016 which has four fewer days than the fourth quarter of 2015.
Life Sciences Solutions

	Three Months Ended
	April 2,	March 28,
(Dollars in millions)	2016	2015	Change

Revenues	$1,133.0	$1,019.9	11%

Operating Income Margin	29.1%	29.3%	-0.2 pt
Sales in the Life Sciences Solutions segment increased $113 million to $1.13 billion in the first quarter of 2016. Sales increased $117 million (11%) due to higher revenues at existing businesses and $15 million due to acquisitions, net of a divestiture, offset in part by a decrease of $18 million due to the unfavorable effects of currency translation. The increase in revenue at existing businesses was primarily due to increased demand for biosciences products as well as bioprocess production products and four extra days in the 2016 quarter.
Operating income margin was 29.1% in the first quarter of 2016 compared to 29.3% in the first quarter of 2015. The decrease resulted primarily from unfavorable sales mix, strategic growth investments and unfavorable foreign currency exchange, offset in part by profit on incremental sales in local currencies and, to a lesser extent, productivity improvements, net of inflationary cost increases.
Analytical Instruments

	Three Months Ended
	April 2,	March 28,
(Dollars in millions)	2016	2015	Change

Revenues	$759.3	$727.4	4%

Operating Income Margin	14.7%	16.7%	-2.0 pt
Sales in the Analytical Instruments segment increased $32 million to $759 million in the first quarter of 2016. Sales increased $41 million (6%) due to higher revenues at existing businesses, offset in part by a decrease of $9 million due to the unfavorable effects of currency translation. The increase in revenue at existing businesses was primarily due to increased demand for chromatography products and, to a lesser extent, sales of service offerings. These increases were offset in part by modestly lower sales of chemical analysis products due primarily to softness in certain commodity materials markets.
Operating income margin was 14.7% in the first quarter of 2016 compared to 16.7% in the first quarter of 2015. The decrease resulted primarily from incremental costs from four additional days, unfavorable sales mix, strategic growth investments and unfavorable foreign currency exchange, offset in part by profit on incremental sales in local currencies and, to a lesser extent, productivity improvements, net of inflationary cost increases.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

Specialty Diagnostics

	Three Months Ended
	April 2,	March 28,
(Dollars in millions)	2016	2015	Change

Revenues	$854.6	$785.2	9%

Operating Income Margin	26.9%	27.3%	-0.4 pt
Sales in the Specialty Diagnostics segment increased $69 million to $855 million in the first quarter of 2016. Sales increased $81 million (10%) due to higher revenues at existing businesses, offset in part by decreases of $11 million due to the unfavorable effects of currency translation and $1 million due to a divestiture. The increase in revenue at existing businesses was primarily due to increased demand for products sold through the segment’s healthcare market channel, clinical diagnostics products and immunodiagnostics products as well as four extra days in the 2016 quarter.
Operating income margin was 26.9% in the first quarter of 2016 and 27.3% in the first quarter of 2015. The decrease resulted primarily from strategic growth investments offset in part by profit on incremental sales in local currencies and, to a lesser extent, productivity improvements, net of inflationary cost increases.
Laboratory Products and Services

	Three Months Ended
	April 2,	March 28,
(Dollars in millions)	2016	2015	Change

Revenues	$1,724.6	$1,513.4	14%

Operating Income Margin	15.0%	14.7%	0.3 pt
Sales in the Laboratory Products and Services segment increased $211 million to $1.72 billion in the first quarter of 2016. Sales increased $205 million (14%) due to higher revenues at existing businesses and $31 million due to an acquisition. These increases were offset in part by $25 million due to the unfavorable effects of currency translation. The increase in revenue at existing businesses was primarily due to increased demand for products in each of the segment’s principal businesses and four extra days in the 2016 quarter.
Operating income margin was 15.0% in the first quarter of 2016 and 14.7% in the first quarter of 2015. The increase was primarily due to profit on incremental sales in local currencies offset in part by strategic growth investments and, to a lesser extent, incremental costs of four extra days in the quarter.
Other Expense, Net
The company reported other expense, net, of $95 million and $105 million in the first quarter of 2016 and 2015, respectively (Note 4). In 2015, other items, net includes $7.5 million of costs associated with entering into interest rate swap arrangements and losses of $3 million on the early extinguishment of debt.
Provision for Income Taxes
The company's effective tax rate was 4.9% in the first quarter of 2016. In 2016, the company implemented tax planning initiatives related to non-U.S. subsidiaries. These non-U.S. subsidiaries incurred foreign tax obligations and made cash and deemed distributions to the company’s U.S. operations which resulted in no net tax cost. As a result of these distributions, the company benefitted from U.S. foreign tax credits of $46 million, offset in part by additional U.S. taxes of $16 million on the related foreign income (which reduced the benefit from the foreign rate differential in 2016). The net benefit ($30 million) was a discrete item that reduced the company’s effective rate by 7.1 percentage points in the first quarter of 2016. The foreign tax credits are the result of foreign earnings remitted or deemed remitted to the U.S. during the reporting year and the U.S. treatment of taxes paid in the foreign jurisdictions in the years those profits were originally earned. The company intends to make similar types of distributions from non-U.S. subsidiaries in 2016 when they can be made at no net tax cost. The ability of the company to make distributions in future periods of similar type and magnitude will depend on the level of earnings and cash

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

flow in various foreign jurisdictions and on the applicable tax laws in effect at that time. Accordingly, the impact of foreign tax credits on the company’s effective tax rate in future periods is likely to vary. The company expects its effective tax rate for all of 2016 will be between 3% and 5% based on currently forecasted rates of profitability in the countries in which the company conducts business. Due primarily to the non-deductibility of intangible asset amortization for tax purposes, the company’s cash payments for income taxes are higher than its income tax expense for financial reporting purposes and are expected to total $600 to $650 million in 2016. The company recorded a benefit from income taxes in the first quarter of 2015. In the first quarter of 2015, the company implemented tax planning initiatives related to non-U.S. subsidiaries. These initiatives resulted in additional foreign tax credits of $77 million, offset in part by additional U.S. income taxes of $27 million on the related foreign income (which reduced the benefit from the foreign rate differential in 2015). The net benefit ($50 million) was a discrete item that reduced the company’s effective rate by 13.1 percentage points in the first quarter of 2015. The effective rate in both periods was also affected by relatively significant earnings in lower tax jurisdictions.
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
Liquidity and Capital Resources
Consolidated working capital was $216 million at April 2, 2016, compared with $1.59 billion at December 31, 2015. Included in working capital were cash and cash equivalents of $827 million at April 2, 2016 and $452 million at December 31, 2015. The decrease in working capital is primarily due to the issuance of short-term debt to fund the acquisition of Affymetrix and stock repurchases.
First Three Months of 2016
Cash provided by operating activities was $289 million during the first three months of 2016. Increases in accounts receivable and inventories used cash of $30 million and $56 million, respectively, primarily to support growth in sales in local currencies. An increase in other assets used cash of $39 million primarily due to the timing of payments. A decrease in other liabilities used cash of $353 million primarily due to the timing of payments for incentive compensation, income taxes and interest. Cash payments for income taxes increased to $223 million during the first three months of 2016, compared with $187 million in the first three months of 2015. The company made cash contributions to its pension and postretirement benefit plans totaling $22 million during the first three months of 2016. Payments for restructuring actions, principally severance costs and lease and other expenses of real estate consolidation, used cash of $22 million during the first three months of 2016.
During the first three months of 2016, the company’s investing activities used $1.14 billion of cash. Acquisitions used cash of $1.03 billion. The company’s investing activities also included the purchase of $115 million of property, plant and equipment.
The company’s financing activities provided $1.19 billion of cash during the first three months of 2016. Issuance of a 364-day term loan provided cash of $1.00 billion and an increase in commercial paper obligations provided cash of $1.17 billion. The company’s financing activities also included the repurchase of $1.00 billion of the company’s common stock and the payment of $60 million in cash dividends, offset in part by $50 million of proceeds from employee stock option exercises. On November 12, 2015, the Board of Directors replaced the existing repurchase authorization with a new authorization to

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Liquidity and Capital Resources (continued)

repurchase up to $1.00 billion of the company’s common stock. As of April 2, 2016, no amounts remained available under this authorization.
The company's commitments for purchases of property, plant and equipment, contractual obligations and other commercial commitments did not change materially between December 31, 2015 and April 2, 2016. The company expects that for all of 2016, expenditures for property, plant and equipment, net of disposals, will approximate between $435 to $445 million.
As of April 2, 2016, the company’s short-term debt totaled $3.38 billion, including $0.90 billion of senior notes, due in February 2017, $1.00 billion outstanding under a 364-day term loan agreement and $1.23 billion of commercial paper obligations. In April 2016, the company issued $1.00 billion principal amount of 3.00% Senior Notes due 2023 and used the proceeds to repay all of the 2.25% Senior Notes due 2016. Given the company had the ability and intent to refinance the 2.25% Senior Notes with long-term financing, these notes were reported as long-term at April 2, 2016. The company has a revolving credit facility with a bank group that provides up to $2.00 billion of unsecured multi-currency revolving credit. If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of April 2, 2016, no borrowings were outstanding under the company’s revolving credit facility, although available capacity was reduced by approximately $68 million as a result of outstanding letters of credit.
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
The company believes that its existing cash and cash equivalents of $827 million as of April 2, 2016 and its future cash flow from operations together with available borrowing capacity under its revolving credit agreement will be sufficient to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months.
First Three Months of 2015
Cash provided by operating activities was $80 million during the first three months of 2015. Increases in accounts receivable and inventories used cash of $125 million and $81 million, respectively, primarily to support growth in sales. An increase in other assets used cash of $38 million primarily for prepaid expenses due to the timing of payments. Other liabilities decreased by $395 million primarily due to the timing of payments for incentive compensation, interest and income taxes. The company made cash contributions to its pension and postretirement benefit plans totaling $18 million during the first three months of 2015. Cash payments for income taxes totaled $187 million. Payments for restructuring actions, principally severance costs and lease and other expenses of real estate consolidation, used cash of $42 million during the first three months of 2015.
During the first three months of 2015, the company’s investing activities used $394 million of cash. Acquisitions used cash of $299 million.The company’s investing activities also included the purchase of $97 million of property, plant and equipment.
The company’s financing activities used $100 million of cash during the first three months of 2015. Repayments of long-term debt totaled $851 million. An increase in commercial paper obligations provided cash of $1.22 billion. The company’s financing activities also included the repurchase of $500 million of the company's common stock and the payment of $61 million in cash dividends, offset in part by $60 million of proceeds from employee stock option exercises.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The company's exposure to market risk from changes in interest rates and currency exchange rates has not changed materially from its exposure at year-end 2015.

THERMO FISHER SCIENTIFIC INC.

Item 4.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
The company’s management, with the participation of the company’s chief executive officer and chief financial officer, evaluated the effectiveness of the company’s disclosure controls and procedures as of April 2, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the company’s disclosure controls and procedures as of April 2, 2016, the company’s chief executive officer and chief financial officer concluded that, as of such date, the company’s disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended April 2, 2016, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings
There are various lawsuits and claims against the company involving product liability, intellectual property, employment and contractual issues. See “Note 10 to our Consolidated Financial Statements – Commitments and Contingencies.”

Item 1A.	Risk Factors

Set forth below are the risks that we believe are material to our investors. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 28.

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
As a multinational corporation, we are exposed to fluctuations in currency exchange rates, which could adversely affect our cash flows and results of operations. International markets contribute a substantial portion of our revenues, and we intend to continue expanding our presence in these regions. The exposure to fluctuations in currency exchange rates takes on different forms. International revenues and costs are subject to the risk that fluctuations in exchange rates could adversely affect our reported revenues and profitability when translated into U.S. dollars for financial reporting purposes. These fluctuations could also adversely affect the demand for products and services provided by us. As a multinational corporation, our businesses occasionally invoice third-party customers in currencies other than the one in which they primarily do business (the “functional currency”). Movements in the invoiced currency relative to the functional currency could adversely impact our cash flows and our results of operations. Should our international sales grow, exposure to fluctuations in currency exchange rates could have a larger effect on our financial results. In the first three months of 2016, currency translation had an unfavorable effect of $61 million on revenues due to the strengthening of the U.S. dollar relative to other currencies in which the company sells products and services.

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
Moreover, we have acquired many companies and businesses. As a result of these acquisitions, we recorded significant goodwill and indefinite-lived intangible assets (primarily tradenames) on our balance sheet, which amount to approximately $19.63 billion and $1.25 billion, respectively, as of April 2, 2016. In addition, we have definite-lived intangible assets totaling $11.99 billion as of April 2, 2016. We assess the realizability of goodwill and indefinite-lived intangible assets annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. We assess the realizability of definite-lived intangible assets whenever events or changes in circumstances indicate that these assets may be impaired. These events or circumstances would generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and intangible assets will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill and intangible assets, we may be required to incur material charges relating to the impairment of those assets.
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
Our debt may restrict our investment opportunities or limit our activities. As of April 2, 2016, we had approximately $15.04 billion in outstanding indebtedness. In addition, we have a revolving credit facility that provides for up to $2.00 billion

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

of unsecured multi-currency revolving credit. We may also obtain additional long-term debt and lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.
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
Additionally, the agreements governing our debt require that we maintain certain financial ratios, and contain affirmative and negative covenants that restrict our activities by, among other limitations, limiting our ability to incur additional indebtedness, make investments, create liens, sell assets and enter into transactions with affiliates. The covenants in our revolving credit facility and term loan facility (each, a “Facility” and together, the “Facilities”) include a total debt-to-EBITDA ratio and an interest coverage ratio. Specifically, the company has agreed that, so long as any lender has any commitment under the revolving credit facility or any letter of credit is outstanding under the revolving credit facility, or any loan or other obligation is outstanding under either Facility, , it will not permit (as the following terms are defined in the respective Facility) the Consolidated Leverage Ratio (the ratio of consolidated Indebtedness to Consolidated EBITDA) as at the last day of any fiscal quarter to be greater than 3.5 to 1.0 or the Consolidated Interest Coverage Ratio (the ratio of Consolidated EBITDA to Consolidated Interest Expense) to be less than 3.0 to 1.0.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
A summary of the share repurchase activity for the company's first quarter of 2016 follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plans or Programs(1) (in millions)

Fiscal January (Jan. 1 - Feb. 6)	3,667,384	$136.34	3,667,384	$500.0
Fiscal February (Feb. 7 - Mar. 5)	1,750,100	137.12	1,750,100	260.0
Fiscal March (Mar. 5 - Apr. 2)	1,868,746	139.14	1,868,746	—

Total First Quarter	7,286,230	$137.25	7,286,230	$—

(1)
On November 12, 2015, the Board of Directors replaced the existing repurchase authorization with a new authorization to repurchase up to $1.00 billion of the company’s common stock. All of the shares of common stock repurchased by the company during the first quarter of 2016 were purchased under this program.

THERMO FISHER SCIENTIFIC INC.

Item 6.	Exhibits

See Exhibit Index on page 44.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 6, 2016	THERMO FISHER SCIENTIFIC INC.

/s/ Stephen Williamson
Stephen Williamson
Senior Vice President and Chief Financial Officer

/s/ Peter E. Hornstra
Peter E. Hornstra
Vice President and Chief Accounting Officer

THERMO FISHER SCIENTIFIC INC.
EXHIBIT INDEX

Exhibit Number	Description of Exhibit

4.1
Twelfth Supplemental Indenture, dated as of April 13, 2016, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed April 13, 2016 [File No. 1-8002] and incorporated in this document by reference).

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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet at April 2, 2016 and December 31, 2015, (ii) Consolidated Statement of Income for the three months ended April 2, 2016 and March 28, 2015, (iii) Consolidated Statement of Comprehensive Income for the three months ended April 2, 2016 and March 28, 2015, (iv) Consolidated Statement of Cash Flows for the three months ended April 2, 2016 and March 28, 2015, (v) Consolidated Statement of Shareholders’ Equity for the three months ended April 2, 2016 and March 28, 2015 and (vi) Notes to Consolidated Financial Statements.