Form 10-Q
period 2016-07-02
THERMO FISHER SCIENTIFIC INC.
filed 2016-08-05
CIK 97745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended
July 2, 2016
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
Large accelerated filer ☒             Accelerated filer ☐             Non-accelerated filer ☐             Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at July 2, 2016
Common Stock, $1.00 par value	394,262,866

THERMO FISHER SCIENTIFIC INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JULY 2, 2016

THERMO FISHER SCIENTIFIC INC.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements
CONSOLIDATED BALANCE SHEET
(Unaudited)

	July 2,	December 31,
(In millions except share and per share amounts)	2016	2015

Assets
Current Assets:
Cash and cash equivalents	$663.1	$452.1
Accounts receivable, less allowances of $72.0 and $70.1	2,709.1	2,544.9
Inventories	2,086.3	1,991.7
Other current assets	872.5	752.5

Total current assets	6,331.0	5,741.2

Property, Plant and Equipment, Net	2,451.6	2,448.8
Acquisition-related Intangible Assets, Net	12,842.2	12,758.3
Other Assets	1,081.8	1,058.4
Goodwill	19,546.8	18,827.6

Total Assets	$42,253.4	$40,834.3

Liabilities and Shareholders' Equity
Current Liabilities:
Short-term obligations and current maturities of long-term obligations	$2,515.9	$1,051.8
Accounts payable	846.5	822.2
Accrued payroll and employee benefits	521.6	598.2
Accrued income taxes	21.8	212.5
Deferred revenue	358.5	317.9
Other accrued expenses	1,263.9	1,143.7

Total current liabilities	5,528.2	4,146.3

Deferred Income Taxes	2,481.5	2,622.6
Other Long-term Liabilities	1,347.9	1,295.0
Long-term Obligations	11,631.9	11,420.2

Shareholders' Equity:
Preferred stock, $100 par value, 50,000 shares authorized; none issued
Common stock, $1 par value, 1,200,000,000 shares authorized; 414,011,817 and 411,944,301 shares issued	414.0	411.9
Capital in excess of par value	12,016.9	11,801.2
Retained earnings	12,942.5	12,142.3
Treasury stock at cost, 19,748,951 and 12,314,200 shares	(2,027.4)	(1,007.9)
Accumulated other comprehensive items	(2,082.1)	(1,997.3)

Total shareholders' equity	21,263.9	21,350.2

Total Liabilities and Shareholders' Equity	$42,253.4	$40,834.3

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2,	June 27,	July 2,	June 27,
(In millions except per share amounts)	2016	2015	2016	2015

Revenues
Product revenues	$3,896.1	$3,677.2	$7,586.5	$7,064.8
Service revenues	639.1	593.7	1,243.5	1,124.9

Total revenues	4,535.2	4,270.9	8,830.0	8,189.7

Costs and Operating Expenses:
Cost of product revenues	2,039.3	1,907.0	3,972.9	3,627.8
Cost of service revenues	417.4	422.1	820.7	797.6
Selling, general and administrative expenses	1,223.1	1,151.0	2,436.0	2,288.4
Research and development expenses	182.4	174.6	358.9	340.4
Restructuring and other costs, net	35.4	20.4	86.0	52.4

Total costs and operating expenses	3,897.6	3,675.1	7,674.5	7,106.6

Operating Income	637.6	595.8	1,155.5	1,083.1
Other Expense, Net	(116.5)	(92.2)	(211.4)	(197.5)

Income from Continuing Operations Before Income Taxes	521.1	503.6	944.1	885.6
(Provision for) Benefit from Income Taxes	(4.3)	8.0	(25.0)	11.1

Income from Continuing Operations	516.8	511.6	919.1	896.7
Loss from Discontinued Operations (net of income tax benefit of $0.1, $0.0, $0.2 and $0.0)	(0.2)	—	(0.3)	—

Net Income	$516.6	$511.6	$918.8	$896.7

Earnings per Share from Continuing Operations
Basic	$1.31	$1.28	$2.33	$2.25
Diluted	$1.30	$1.27	$2.31	$2.23

Earnings per Share
Basic	$1.31	$1.28	$2.33	$2.25
Diluted	$1.30	$1.27	$2.31	$2.23

Weighted Average Shares
Basic	393.9	398.4	394.9	398.1
Diluted	396.7	401.5	397.7	401.5

Cash Dividends Declared per Common Share	$0.15	$0.15	$0.30	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2,	June 27,	July 2,	June 27,
(In millions)	2016	2015	2016	2015

Comprehensive Income
Net Income	$516.6	$511.6	$918.8	$896.7

Other Comprehensive Items:
Currency translation adjustment	(220.7)	220.9	(50.8)	(342.0)
Unrealized losses on available-for-sale investments:
Unrealized holding losses arising during the period (net of tax benefit of ($0.1), $0.0, $0.3 and $0.0)	—	(0.1)	(1.5)	—
Unrealized gains and losses on hedging instruments:
Unrealized gains (losses) on hedging instruments (net of tax provision (benefit) of $0.0, $19.0, ($22.4) and $14.1)	—	31.0	(36.6)	23.0
Reclassification adjustment for losses included in net income (net of tax benefit of $0.9, $0.5, $1.4 and $0.6)	1.7	0.8	2.5	1.9
Pension and other postretirement benefit liability adjustments:
Pension and other postretirement benefit liability adjustments arising during the period (net of tax (provision) benefit of ($1.0), $1.2, $0.1 and ($1.7))	2.3	(3.2)	(1.1)	3.4
Amortization of net loss and prior service benefit included in net periodic pension cost (net of tax benefit of $0.6, $0.5, $0.9 and $1.2)	1.3	1.9	2.7	3.6

Total other comprehensive items	(215.4)	251.3	(84.8)	(310.1)

Comprehensive Income	$301.2	$762.9	$834.0	$586.6

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
	July 2,	June 27,
(In millions)	2016	2015

Operating Activities
Net income	$918.8	$896.7
Loss from discontinued operations	0.3	—

Income from continuing operations	919.1	896.7

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	851.2	836.0
Change in deferred income taxes	(304.5)	(218.0)
Net gains on sale of businesses	—	(7.6)
Non-cash stock-based compensation	67.1	59.3
Tax benefits from stock-based compensation awards	(44.6)	(49.0)
Non-cash charges for sale of inventories revalued at the date of acquisition	22.4	0.7
Other non-cash expenses, net	26.1	24.1
Changes in assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	(95.0)	(201.7)
Inventories	(25.9)	(122.1)
Other assets	(85.4)	(14.9)
Accounts payable	39.9	21.7
Other liabilities	(163.6)	(354.8)
Contributions to retirement plans	(26.3)	(21.2)

Net cash provided by continuing operations	1,180.5	849.2
Net cash used in discontinued operations	(1.9)	(4.3)

Net cash provided by operating activities	1,178.6	844.9

Investing Activities
Acquisitions, net of cash acquired	(1,033.1)	(298.6)
Purchase of property, plant and equipment	(229.9)	(192.5)
Proceeds from sale of property, plant and equipment	21.7	6.2
Other investing activities, net	(6.7)	15.6

Net cash used in investing activities	$(1,248.0)	$(469.3)

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(Unaudited)

	Six Months Ended
	July 2,	June 27,
(In millions)	2016	2015

Financing Activities
Net proceeds from issuance of debt	$1,985.6	$—
Repayment of debt	(1,632.4)	(1,554.7)
Increase in commercial paper, net	936.1	1,121.5
Purchases of company common stock	(1,000.0)	(500.0)
Dividends paid	(119.4)	(120.5)
Net proceeds from issuance of company common stock under employee stock plans	97.9	81.7
Tax benefits from stock-based compensation awards	44.6	49.0
Other financing activities, net	(13.6)	(6.3)

Net cash provided by (used in) financing activities	298.8	(929.3)

Exchange Rate Effect on Cash	(18.4)	(21.4)

Increase (Decrease) in Cash and Cash Equivalents	211.0	(575.1)
Cash and Cash Equivalents at Beginning of Period	452.1	1,343.5

Cash and Cash Equivalents at End of Period	$663.1	$768.4

See Note 13 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Total Shareholders' Equity
(In millions)	Shares	Amount			Shares	Amount

Balance at December 31, 2014	408.5	$408.5	$11,473.6	$10,406.9	8.0	$(455.9)	$(1,285.0)	$20,548.1

Issuance of shares under employees' and directors' stock plans	2.1	2.1	87.8	—	0.3	(32.8)	—	57.1
Stock-based compensation	—	—	59.3	—	—	—	—	59.3
Tax benefit related to employees' and directors' stock plans	—	—	48.6	—	—	—	—	48.6
Purchases of company common stock	—	—	—	—	3.9	(500.0)	—	(500.0)
Dividends declared	—	—	—	(119.9)	—	—	—	(119.9)
Net income	—	—	—	896.7	—	—	—	896.7
Other comprehensive items	—	—	—	—	—	—	(310.1)	(310.1)

Balance at June 27, 2015	410.6	$410.6	$11,669.3	$11,183.7	12.2	$(988.7)	$(1,595.1)	$20,679.8

Balance at December 31, 2015	411.9	$411.9	$11,801.2	$12,142.3	12.3	$(1,007.9)	$(1,997.3)	$21,350.2
Issuance of shares under employees' and directors' stock plans	2.1	2.1	104.6	—	0.1	(19.5)	—	87.2
Stock-based compensation	—	—	67.1	—	—	—	—	67.1
Tax benefit related to employees' and directors' stock plans	—	—	44.0	—	—	—	—	44.0
Purchases of company common stock	—	—	—	—	7.3	(1,000.0)	—	(1,000.0)
Dividends declared	—	—	—	(118.6)	—	—	—	(118.6)
Net income	—	—	—	918.8	—	—	—	918.8
Other comprehensive items	—	—	—	—	—	—	(84.8)	(84.8)

Balance at July 2, 2016	414.0	$414.0	$12,016.9	$12,942.5	19.7	$(2,027.4)	$(2,082.1)	$21,263.9

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
Interim Financial Statements
The interim consolidated financial statements presented herein have been prepared by the company, are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at July 2, 2016, the results of operations for the three- and six-month periods ended July 2, 2016 and June 27, 2015, and the cash flows for the six-month periods ended July 2, 2016 and June 27, 2015. Interim results are not necessarily indicative of results for a full year.
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
Note 1 to the consolidated financial statements for 2015 describes the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no material changes in the company’s significant accounting policies during the six months ended July 2, 2016.
Inventories
The components of inventories are as follows:

	July 2,	December 31,
(In millions)	2016	2015

Raw Materials	$437.5	$421.1
Work in Process	266.4	236.8
Finished Goods	1,382.4	1,333.8

Inventories	$2,086.3	$1,991.7
Property, Plant and Equipment
Property, plant and equipment consists of the following:

	July 2,	December 31,
(In millions)	2016	2015

Land	$268.7	$276.4
Buildings and Improvements	1,075.4	1,050.5
Machinery, Equipment and Leasehold Improvements	2,927.0	2,786.8

Property, Plant and Equipment, at Cost	4,271.1	4,113.7
Less: Accumulated Depreciation and Amortization	1,819.5	1,664.9

Property, Plant and Equipment, Net	$2,451.6	$2,448.8

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Acquisition-related Intangible Assets
Acquisition-related intangible assets are as follows:

	Balance at July 2, 2016			Balance at December 31, 2015
(In millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Definite Lived:
Customer relationships	$12,323.9	$(4,490.6)	$7,833.3	$11,844.4	$(4,086.9)	$7,757.5
Product technology	5,012.3	(2,012.3)	3,000.0	4,799.8	(1,819.0)	2,980.8
Tradenames	1,357.9	(600.5)	757.4	1,316.7	(548.2)	768.5
Other	33.3	(33.3)	—	33.2	(33.0)	0.2

	18,727.4	(7,136.7)	11,590.7	17,994.1	(6,487.1)	11,507.0
Indefinite Lived:
Tradenames	1,234.8	—	1,234.8	1,234.8	—	1,234.8
In-process research and development	16.7	—	16.7	16.5	—	16.5

	1,251.5	—	1,251.5	1,251.3	—	1,251.3

Acquisition-related Intangible Assets	$19,978.9	$(7,136.7)	$12,842.2	$19,245.4	$(6,487.1)	$12,758.3
Warranty Obligations
The liability for warranties is included in other accrued expenses in the accompanying balance sheet. The changes in the carrying amount of standard product warranty obligations are as follows:

	Six Months Ended
	July 2,	June 27,
(In millions)	2016	2015

Beginning Balance	$55.8	$57.5
Provision charged to income	45.2	38.3
Usage	(42.4)	(38.2)
Acquisitions	1.1	0.5
Adjustments to previously provided warranties, net	(1.0)	(2.0)
Currency translation	(0.2)	(1.8)

Ending Balance	$58.5	$54.3
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
Recent Accounting Pronouncements
In March 2016, the FASB issued new guidance which affects the accounting for stock-based compensation. The new guidance simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for the

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

company in 2017. Early adoption is permitted. The company expects to adopt this guidance on January 1, 2017. Adoption of this guidance is not expected to have a material impact on the company's consolidated financial statements; however, the impact in any given period will be dependent upon changes in the company's stock price, the volume of employee stock option exercises and the timing of service- and performance-based restricted unit vestings.
In February 2016, the FASB issued new guidance which requires lessees to record most leases on their balance sheets as lease liabilities, initially measured at the present value of the future lease payments, with corresponding right-of-use assets. The new guidance also sets forth new disclosure requirements related to leases. The guidance is effective for the company in 2019 and must be adopted using a modified retrospective method. Early adoption is permitted. The company is currently evaluating the impact the standard will have on its consolidated financial statements.
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
In May 2014, the FASB issued new revenue recognition guidance which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity's nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. During the first and second quarters of 2016, the FASB issued additional guidance and clarification relating to identifying performance obligations, assessing collectability, licensing, principal verses agent considerations, sales tax, non-cash consideration, contract modification, disclosures and the handling of completed contracts at transition. The guidance is currently effective for the company in 2018. Early adoption is permitted in 2017. The company is currently evaluating the impact the standard will have on its consolidated financial statements.

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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Acquisitions have been accounted for using the purchase method of accounting, and the acquired companies’ results have been included in the accompanying financial statements from their respective dates of acquisition. Acquisition transaction costs are recorded in selling, general and administrative expenses as incurred.
2016
In May 2016, the company signed an agreement to acquire, within the Analytical Instruments segment, FEI Company, a North America-based provider of high-performance electron microscopy, for approximately $4.2 billion in cash. The acquisition will strengthen the company's analytical instrument portfolio with the addition of high-end electron microscopes. Revenues of FEI were $930 million in 2015. The transaction, which is expected to close by the end of 2016, is subject to the approval of the FEI shareholders and the satisfaction of customary closing conditions, including applicable regulatory approvals. The company has committed debt financing for the acquisition (Note 9) although it intends to replace part of the committed financing with long-term debt prior to completing the acquisition and to use such borrowings and cash on hand to fund the transaction.
On March 31, 2016, the company acquired, within the Life Sciences Solutions segment, Affymetrix, Inc., a North America-based provider of cellular and genetic analysis products, for a total purchase price of $1.34 billion, net of cash acquired, including the assumption of $254 million of debt. The acquisition expands the company's existing portfolio of antibodies and assays for flow cytometry and single-cell biology applications. Revenues of Affymetrix were $360 million in 2015. The purchase price exceeded the fair value of the identifiable net assets and, accordingly, $702 million was allocated to goodwill, none of which is tax deductible.
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
The components of the purchase price and net assets acquired for 2016 acquisitions are as follows:

(In millions)	Affymetrix	Other	Total

Purchase Price
Cash paid	$1,105.9	$4.2	$1,110.1
Debt assumed	254.2	0.6	254.8
Purchase price payable	59.5	0.1	59.6
Cash acquired	(77.8)	(0.1)	(77.9)

	$1,341.8	$4.8	$1,346.6

Net Assets Acquired
Current assets	$160.6	$1.1	$161.7
Property, plant and equipment	19.3	—	19.3
Definite-lived intangible assets:
Customer relationships	413.2	1.7	414.9
Product technology	232.7	0.7	233.4
Tradenames and other	41.6	—	41.6
Indefinite-lived intangible assets:
In-process research and development	11.0	—	11.0
Goodwill	702.0	3.0	705.0
Other assets	7.8	0.1	7.9
Liabilities assumed	(246.4)	(1.8)	(248.2)

	$1,341.8	$4.8	$1,346.6

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
The company recorded a deferred tax liability of $156 million in the acquisition accounting related to the outside basis difference of the Affymetrix Singapore operations as the company does not intend to permanently reinvest the pre-acquisition Singapore earnings.
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Business Segment Information

	Three Months Ended		Six Months Ended
	July 2,	June 27,	July 2,	June 27,
(In millions)	2016	2015	2016	2015

Revenues
Life Sciences Solutions	$1,277.6	$1,129.3	$2,410.6	$2,149.2
Analytical Instruments	793.9	777.0	1,553.2	1,504.4
Specialty Diagnostics	851.3	817.1	1,705.9	1,602.3
Laboratory Products and Services	1,802.2	1,693.3	3,526.8	3,206.7
Eliminations	(189.8)	(145.8)	(366.5)	(272.9)

Consolidated revenues	4,535.2	4,270.9	8,830.0	8,189.7

Segment Income (a)
Life Sciences Solutions	369.6	323.5	699.6	622.2
Analytical Instruments	144.9	139.6	256.6	261.3
Specialty Diagnostics	237.9	227.2	468.0	441.3
Laboratory Products and Services	279.8	260.0	538.0	482.1

Subtotal reportable segments (a)	1,032.2	950.3	1,962.2	1,806.9

Cost of revenues charges	(17.4)	(1.1)	(28.0)	(1.7)
Selling, general and administrative charges, net	(3.8)	(3.2)	(32.7)	(10.8)
Restructuring and other costs, net	(35.4)	(20.4)	(86.0)	(52.4)
Amortization of acquisition-related intangible assets	(338.0)	(329.8)	(660.0)	(658.9)

Consolidated operating income	637.6	595.8	1,155.5	1,083.1
Other expense, net (b)	(116.5)	(92.2)	(211.4)	(197.5)

Income from continuing operations before income taxes	$521.1	$503.6	$944.1	$885.6

Depreciation
Life Sciences Solutions	$37.5	$34.8	$74.2	$68.3
Analytical Instruments	9.9	9.4	19.5	18.7
Specialty Diagnostics	18.2	18.0	36.2	35.8
Laboratory Products and Services	31.5	27.7	61.3	54.3

Consolidated depreciation	$97.1	$89.9	$191.2	$177.1

(a)
Represents operating income before certain charges to cost of revenues and selling, general and administrative expenses; restructuring and other costs, net; and amortization of acquisition-related intangibles.

(b)	The company does not allocate other expense, net to its segments.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4.	Other Expense, Net
The components of other expense, net, in the accompanying statement of income are as follows:

	Three Months Ended		Six Months Ended
	July 2,	June 27,	July 2,	June 27,
(In millions)	2016	2015	2016	2015

Interest Income	$13.2	$7.7	$24.0	$14.7
Interest Expense	(118.8)	(102.9)	(225.0)	(211.3)
Other Items, Net	(10.9)	3.0	(10.4)	(0.9)

Other Expense, Net	$(116.5)	$(92.2)	$(211.4)	$(197.5)
Other Items, Net
In the first six months of 2016, other items, net includes $10 million of charges related to the amortization of fees paid to obtain bridge financing commitments for the pending acquisition of FEI (Note 2) and $6 million of losses on the early extinguishment of debt, offset in part by $2 million of gains on investments. In the first six months of 2015, other items, net includes costs of $7.5 million associated with entering into interest rate swap arrangements and losses of $3 million for the early extinguishment of debt.

Note 5.	Stock-based Compensation Expense
The components of stock-based compensation expense are primarily included in selling, general and administrative expenses and are as follows:

	Three Months Ended		Six Months Ended
	July 2,	June 27,	July 2,	June 27,
(In millions)	2016	2015	2016	2015

Stock Option Awards	$10.0	$10.9	$20.6	$21.3
Restricted Unit Awards	23.7	20.2	46.5	38.0

Total Stock-based Compensation Expense	$33.7	$31.1	$67.1	$59.3
During the first six months of 2016, the company made equity compensation grants to employees consisting of 0.8 million service- and performance-based restricted stock units and options to purchase 1.7 million shares.
As of July 2, 2016, there was $86 million of total unrecognized compensation cost related to unvested stock options granted. The cost is expected to be recognized through 2020 with a weighted average amortization period of 2.5 years.
As of July 2, 2016, there was $159 million of total unrecognized compensation cost related to unvested restricted stock unit awards. The cost is expected to be recognized through 2019 with a weighted average amortization period of 2.2 years.

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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The net periodic benefit cost for the company's defined benefit pension plans includes the following components:

	Three Months Ended		Six Months Ended
	July 2,	June 27,	July 2,	June 27,
(In millions)	2016	2015	2016	2015

Components of Net Benefit Cost
Service cost-benefits earned	$5.3	$6.1	$10.5	$12.3
Interest cost on benefit obligation	19.5	19.3	39.0	38.7
Expected return on plan assets	(19.8)	(23.3)	(39.5)	(46.6)
Amortization of actuarial net loss	1.9	2.4	3.7	4.7
Amortization of prior service benefit	—	(0.1)	(0.1)	(0.1)
Settlement/curtailment loss	—	0.1	—	0.1

Net periodic benefit cost	$6.9	$4.5	$13.6	$9.1

Note 7.	Income Taxes
The provision for income taxes in the accompanying statement of income differs from the provision calculated by applying the statutory federal income tax rate of 35% to income from continuing operations before provision for income taxes due to the following:

	Six Months Ended
	July 2,	June 27,
(In millions)	2016	2015

Provision for Income Taxes at Statutory Rate	$330.4	$310.0

Increases (Decreases) Resulting From:
Foreign rate differential	(108.3)	(72.6)
Income tax credits	(187.6)	(204.1)
Manufacturing deduction	(15.7)	(17.6)
Singapore tax holiday	(8.6)	(7.5)
Impact of change in tax laws and apportionment on deferred taxes	8.8	(14.4)
Nondeductible expenses	3.9	4.4
Tax return reassessments and settlements	1.0	(7.0)
State income taxes, net of federal tax	(3.6)	(3.0)
Other, net	4.7	0.7

Provision for (benefit from) income taxes	$25.0	$(11.1)
In 2016, the company implemented tax planning initiatives related to non-U.S. subsidiaries. These non-U.S. subsidiaries incurred foreign tax obligations, and made cash and deemed distributions to the company’s U.S. operations which resulted in no net tax cost. As a result of these distributions, the company benefitted from U.S. foreign tax credits of $114 million, offset in part by additional U.S. income taxes of $40 million on the related foreign income (which reduced the benefit from the foreign rate differential in 2016). The foreign tax credits are the result of foreign earnings remitted or deemed remitted to the U.S. during the reporting year and the U.S. treatment of taxes paid in the foreign jurisdictions in the years those profits were originally earned.
The company has significant activities in Singapore and has received considerable tax incentives. The local taxing authority granted the company pioneer company status which provides an incentive encouraging companies to undertake activities that have the effect of promoting economic or technological development in Singapore. This incentive equates to a tax exemption on earnings associated with most of the company’s manufacturing activities in Singapore and continues through December 31, 2021. In 2016 and 2015, the impact of this tax holiday decreased the annual effective tax rates by 0.9% and 0.8%, respectively, and increased diluted earnings per share by approximately $0.02 and $0.02, respectively.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The company's unrecognized tax benefits increased to $391 million at July 2, 2016, from $350 million at December 31, 2015. Of the total increase, $43 million resulted from tax planning related to prior years which resulted in amended tax filings, offset in part by a reduction of $1 million from the resolution of tax audits for which a reserve had previously been established.

Note 8.	Earnings per Share

	Three Months Ended		Six Months Ended
	July 2,	June 27,	July 2,	June 27,
(In millions except per share amounts)	2016	2015	2016	2015

Income from Continuing Operations	$516.8	$511.6	$919.1	$896.7
Loss from Discontinued Operations	(0.2)	—	(0.3)	—

Net Income	$516.6	$511.6	$918.8	$896.7

Basic Weighted Average Shares	393.9	398.4	394.9	398.1
Plus Effect of:
Stock options and restricted units	2.8	3.1	2.8	3.4

Diluted Weighted Average Shares	396.7	401.5	397.7	401.5

Basic Earnings per Share:
Continuing operations	$1.31	$1.28	$2.33	$2.25
Discontinued operations	—	—	—	—

Basic Earnings per Share	$1.31	$1.28	$2.33	$2.25

Diluted Earnings per Share:
Continuing operations	$1.30	$1.27	$2.31	$2.23
Discontinued operations	—	—	—	—

Diluted Earnings per Share	$1.30	$1.27	$2.31	$2.23
Options to purchase 1.8 million, 3.6 million, 2.7 million and 3.8 million shares of common stock were not included in the computation of diluted earnings per share for the second quarter of 2016 and 2015 and the first six months of 2016 and 2015, respectively, because their effect would have been antidilutive.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 9.	Debt and Other Financing Arrangements

	Effective Interest Rate at July 2,	July 2,	December 31,
(Dollars in millions)	2016	2016	2015

Commercial Paper	1.54%	$989.4	$49.6
Term Loan	1.56%	625.0	—
2.25% 5-Year Senior Notes, Due 8/15/2016		—	1,000.0
1.30% 3-Year Senior Notes, Due 2/1/2017	1.21%	900.0	900.0
1.85% 5-Year Senior Notes, Due 1/15/2018	2.01%	500.0	500.0
2.15% 3-Year Senior Notes, Due 12/14/2018	2.35%	450.0	450.0
2.40% 5-Year Senior Notes, Due 2/1/2019	2.59%	900.0	900.0
6.00% 10-Year Senior Notes, Due 3/1/2020	2.97%	750.0	750.0
4.70% 10-Year Senior Notes, Due 5/1/2020	4.23%	300.0	300.0
1.50% 5-Year Senior Notes, Due 12/1/2020 (euro-denominated)	1.61%	473.3	461.6
5.00% 10-Year Senior Notes, Due 1/15/2021	3.24%	400.0	400.0
4.50% 10-Year Senior Notes, Due 3/1/2021	3.26%	1,000.0	1,000.0
3.60% 10-Year Senior Notes, Due 8/15/2021	2.92%	1,100.0	1,100.0
3.30% 7-Year Senior Notes, Due 2/15/2022	3.43%	800.0	800.0
2.15% 7-Year Senior Notes, Due 7/21/2022 (euro-denominated)	2.28%	556.8	543.1
3.15% 10-Year Senior Notes, Due 1/15/2023	3.31%	800.0	800.0
3.00% 7-Year Senior Notes Due 4/15/2023	3.04%	1,000.0	—
4.15% 10-Year Senior Notes, Due 2/1/2024	4.16%	1,000.0	1,000.0
2.00% 10-Year Senior Notes, Due 4/15/2025 (euro-denominated)	2.09%	712.7	695.2
3.65% 10-Year Senior Notes, Due 12/15/2025	3.77%	350.0	350.0
5.30% 30-Year Senior Notes, Due 2/1/2044	5.37%	400.0	400.0
Other		14.2	16.3

Total Borrowings at Par Value		14,021.4	12,415.8
Fair Value Hedge Accounting Adjustments		95.5	6.2
Unamortized Premium, Net		88.3	104.7
Unamortized Debt Issuance Costs (Note 1)		(57.4)	(54.7)

Total Borrowings at Carrying Value		14,147.8	12,472.0
Less: Short-term Obligations and Current Maturities		2,515.9	1,051.8

Long-term Obligations		$11,631.9	$11,420.2
The effective interest rates for the fixed-rate debt include the stated interest on the notes, the accretion of any discount or amortization of any premium, the amortization of any debt issuance costs and, if applicable, adjustments related to hedging.
See Note 12 for fair value information pertaining to the company’s long-term obligations.
Credit Facilities
In July 2016, the company replaced its existing revolving credit facility with a new facility with a bank group that provides for up to $2.50 billion of unsecured multi-currency revolving credit. The facility expires in July 2021. The agreement calls for interest at either a LIBOR-based rate, a EURIBOR-based rate (for funds drawn in Euro) or a rate based on the prime lending rate of the agent bank, at the company’s option. The agreement contains affirmative, negative and financial covenants, and events of default customary for financings of this type. The financial covenants require the company to maintain a Consolidated Leverage Ratio of debt to EBITDA (as defined in the agreement) below 3.5 to 1.0 prior to the closing of the pending acquisition of FEI (Note 2) and an Interest Coverage Ratio of EBITDA (as defined in the agreement) to interest expense of 3.0 to 1.0. On and after the closing date of the acquisition of FEI, the company must maintain a Consolidated Leverage Ratio of debt to EBITDA below 4.5 to 1.0 for the first two consecutive quarters after the closing date of the acquisition, stepping down to 4.0 to

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

1.0 for the two immediately following fiscal quarters and then stepping down to 3.5 to 1.0 each fiscal quarter thereafter. The credit agreement permits the company to use the facility for working capital; acquisitions; repurchases of common stock, debentures and other securities; the refinancing of debt; and general corporate purposes. The credit agreement allows for the issuance of letters of credit, which reduces the amount available for borrowing. If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of July 2, 2016, no borrowings were outstanding under the facility, although available capacity was reduced by approximately $64 million as a result of outstanding letters of credit.
Term Loans and Bridge Financing
In connection with the planned acquisition of FEI, the company entered into a bridge credit agreement and a term loan agreement. The bridge credit agreement is a 364-day unsecured committed bridge facility in the principal amount of $2.00 billion. The term loan agreement is a 3-year unsecured $2.00 billion term loan facility. Borrowing under both agreements is conditioned on, among other things, the consummation of the acquisition of FEI. The agreements call for interest at either a LIBOR-based rate, a EURIBOR-based rate (for funds drawn under the term loan in Euro) or a rate based on the prime lending rate of the agent bank, at the company’s option. The agreements contain affirmative, negative and financial covenants, and events of default customary for financings of this type. The financial covenants are consistent with those in the revolving credit facility described above. The company expects to issue long-term debt to replace the bridge facility.
In the first quarter of 2016, in connection with the acquisition of Affymetrix, the company entered into a 364-day $1.00 billion unsecured term loan agreement. The term loan agreement called for interest at either a LIBOR-based rate or a rate based on the prime lending rate of the agent bank, at the company’s option. The term loan agreement contains affirmative, negative and financial covenants, and events of default customary for financings of this type. The financial covenants require the company to maintain a Consolidated Leverage Ratio of debt to EBITDA (as defined in the agreement) below 3.5 to 1.0 and an Interest Coverage Ratio of EBITDA (as defined in the agreement) to interest expense of 3.0 to 1.0. As of July 2, 2016, $625 million remained outstanding under the term loan agreement. Borrowings may be prepaid without penalty. The company intends to use a portion of the proceeds from the debt issuance described in Note 15 to repay all of this term loan.
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
In April 2016, the company issued $1.00 billion principal amount of 3.00% Senior Notes due 2023 and used the proceeds to repay all of the 2.25% Senior Notes due 2016. Prior to issuing the 3.00% Senior Notes due 2023, the company had entered into an agreement to hedge its exposure related to the interest rate on the anticipated borrowings (described under the heading "Cash Flow Hedge Arrangements" in Note 12) that was terminated in April 2016. The company had a cash outlay of $75 million early in the second quarter of 2016 associated with termination of the arrangement, included in other financing activities, net, in the accompanying statement of cash flows.
Interest Rate Swap Arrangements
In the first quarter of 2016, the company terminated certain of its fixed to floating rate swap arrangements. The terminated swaps were accounted for as fair value hedges. As a result of terminating these arrangements, the company received $61 million (excluding accrued interest) in cash in the second quarter of 2016, included in other financing activities, net, in the accompanying statement of cash flows. The proceeds were recorded as part of the carrying value of the underlying debt and will be amortized as a reduction to interest expense over the remaining terms of the respective debt instruments. Subsequently, the company entered into new swap arrangements which are included in the table below.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The company has entered into LIBOR-based interest rate swap arrangements with various banks on several of its outstanding senior notes. The aggregate amounts of the swaps are equal to the principal amounts of the notes and the payment dates of the swaps coincide with the interest payment dates of the notes. The swap contracts provide for the company to pay a variable interest rate and receive a fixed rate. The variable interest rates reset monthly. The swaps have been accounted for as fair value hedges of the notes. See Note 12 for additional information. The following table summarizes the outstanding interest rate swap arrangements on the company's senior notes at July 2, 2016:

	Aggregate Notional Amount		Pay Rate as of
(Dollars in millions)		Pay Rate	July 2, 2016	Receive Rate

1.30% Senior Notes due 2017	$900.0	1-month LIBOR + 0.6616%	1.1282%	1.30%
4.50% Senior Notes due 2021	1,000.0	1-month LIBOR + 3.4420%	3.9086%	4.50%
3.60% Senior Notes due 2021	1,100.0	1-month LIBOR + 2.5150%	2.9571%	3.60%
3.00% Senior Notes due 2023	1,000.0	1-month LIBOR + 1.7640%	2.2061%	3.00%

Note 10.	Commitments and Contingencies
Environmental Matters
The company is currently involved in various stages of investigation and remediation related to environmental matters. The company cannot predict all potential costs related to environmental remediation matters and the possible impact on future operations given the uncertainties regarding the extent of the required cleanup, the complexity and interpretation of applicable laws and regulations, the varying costs of alternative cleanup methods and the extent of the company’s responsibility. Expenses for environmental remediation matters related to the costs of installing, operating and maintaining groundwater-treatment systems and other remedial activities related to historical environmental contamination at the company’s domestic and international facilities were not material in any period presented. The company records accruals for environmental remediation liabilities, based on current interpretations of environmental laws and regulations, when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. The company calculates estimates based upon several factors, including reports prepared by environmental specialists and management’s knowledge of and experience with these environmental matters. The company includes in these estimates potential costs for investigation, remediation and operation and maintenance of cleanup sites. At July 2, 2016, the company’s total environmental liability was approximately $51 million. While management believes the accruals for environmental remediation are adequate based on current estimates of remediation costs, the company may be subject to additional remedial or compliance costs due to future events such as changes in existing laws and regulations, changes in agency direction or enforcement policies, developments in remediation technologies or changes in the conduct of the company’s operations, which could have a material adverse effect on the company’s financial position, results of operations or cash flows.
Litigation and Related Contingencies
There are various lawsuits and claims pending against the company including matters involving product liability, intellectual property, employment and commercial issues. The company determines the probability and range of possible loss based on the current status of each of these matters. A liability is recorded in the financial statements if it is believed to be probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The company establishes a liability that is an estimate of amounts expected to be paid in the future for events that have already occurred. The company accrues the most likely amount or at least the minimum of the range of probable loss when a range of probable loss can be estimated. The accrued liabilities are based on management’s judgment as to the probability of losses for asserted and unasserted claims and, where applicable, actuarially determined estimates. Accrual estimates are adjusted as additional information becomes known or payments are made. The amount of ultimate loss may differ from these estimates. Due to the inherent uncertainties associated with pending litigation or claims, the company cannot predict the outcome, nor, with respect to certain pending litigation or claims where no liability has been accrued, make a meaningful estimate of the reasonably possible loss or range of loss that could result from an unfavorable outcome. The company has no material accruals for pending litigation or claims for which accrual amounts are not disclosed below or in the company's 2015 Annual Report on Form 10-K filed with the SEC, nor are material losses deemed probable for such matters. It is reasonably possible, however, that an unfavorable outcome that exceeds the company’s current accrual estimate, if any, for one or more of the matters described below could have a material adverse effect on the company’s results of operations, financial position and cash flows.

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
Intellectual Property Matters
On July 13 and 15, 2015, 454 Life Sciences (a member of the Roche Group) filed complaints against Ion Torrent Systems, Inc., Life Technologies Corp., and Thermo Fisher Scientific Inc. in the United States District Court for the District of Delaware and in Germany. Plaintiff alleges infringement of patents relating to methods of analyzing nucleic acid sequences using emulsion amplification, which plaintiff alleges are impermissibly used in Ion Torrent sequencing workflows. Plaintiff seeks damages for alleged willful infringement, attorneys’ fees and costs, and injunctive relief.
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
On January 30, 2012, Enzo Life Sciences filed a complaint against Life Technologies in United States District Court for the District of Delaware. The plaintiff alleged patent infringement by Life Technologies’ Taqman probes and assays, Dynabead oligo-dT beads, NCode oligonucleotide array products, Ion Torrent beads and chips and SOLiD beads and chips. The plaintiff sought damages for alleged willful infringement, attorneys’ fees, costs, prejudgment interest and injunctive relief. In May 2016, the parties reached a settlement of this litigation pursuant to which the company paid $35 million and Enzo released the company from past damages and granted a license to the asserted patent families on products sold by the company and its affiliates.
On May 26, 2010, Promega Corp. & Max-Planck-Gesellschaft Zur Forderung Der Wissenschaften EV filed a complaint against Life Technologies in the United States District Court for the Western District of Wisconsin. The plaintiffs allege patent infringement by sales and uses of Applied Biosystems’ short tandem repeat DNA identification products outside the scope of a 2006 license agreement. The plaintiff sought damages for alleged willful infringement, attorneys’ fees, costs, prejudgment interest, and injunctive relief. Although a jury initially found willful infringement and assessed damages at $52 million, the District Court subsequently overturned the verdict on the grounds that the plaintiff had failed to prove infringement. The District Court entered judgment in favor of Life Technologies; and plaintiffs and Life Technologies filed cross-appeals with the United States Court of Appeals for the Federal Circuit. The $52 million award was accrued by Life Technologies and the liability was assumed by the company as of the date of the acquisition. On December 15, 2014, the Court of Appeals issued a decision invalidating four of the plaintiffs’ patents, but finding infringement by Life Technologies of the remaining fifth patent. The Court of Appeals also ordered a new trial on damages in the District Court. Life Technologies' petition to the U.S. Supreme Court seeking review of the Court of Appeals’ judgment was granted on June 27, 2016, and the case is stayed in the District Court pending the outcome of the Supreme Court’s review. The company has maintained the $52 million accrual, pending conclusion of this matter.
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
Commercial Matters
On May 5, 2015, and February 12, 2016, the Academy of Allergy & Asthma in Primary Care and United Biologics, LLC d/b/a United Allergy Services, a provider of on-site services to physicians in the delivery of testing and treatment of allergies, filed a complaint against Phadia U.S. Inc. (a subsidiary of the company) and Thermo Fisher Scientific Inc., respectively, in the United States District Court for the Western District of Texas. The plaintiffs allege various claims of anticompetitive activities in violation of antitrust laws, tortious interference with contracts and existing and prospective business relations, and civil conspiracy. On March 28, 2016, the company filed a counterclaim against United Biologics, LLC alleging tortious interference with business relations and seeking a declaratory judgment and injunctive relief. The plaintiffs seek damages, attorneys’ fees, costs, and injunctive relief. A trial date has been set for October 24, 2016.

Note 11.	Comprehensive Income and Shareholders' Equity
Comprehensive Income (Loss)
Comprehensive income (loss) combines net income and other comprehensive items. Other comprehensive items represent certain amounts that are reported as components of shareholders’ equity in the accompanying balance sheet.
Changes in each component of accumulated other comprehensive items, net of tax are as follows:

(In millions)	Currency Translation Adjustment	Unrealized Gains on Available-for- Sale Investments	Unrealized Losses on Hedging Instruments	Pension and Other Postretirement Benefit Liability Adjustment	Total

Balance at December 31, 2015	$(1,776.7)	$1.8	$(26.6)	$(195.8)	$(1,997.3)
Other comprehensive income (loss) before reclassifications	(50.8)	(1.5)	(36.6)	(1.1)	(90.0)
Amounts reclassified from accumulated other comprehensive items	—	—	2.5	2.7	5.2

Net other comprehensive items	(50.8)	(1.5)	(34.1)	1.6	(84.8)

Balance at July 2, 2016	$(1,827.5)	$0.3	$(60.7)	$(194.2)	$(2,082.1)

Note 12.	Fair Value Measurements and Fair Value of Financial Instruments
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data such as quoted prices, interest rates and yield curves.
Level 3: Inputs are unobservable data points that are not corroborated by market data.
The following tables present information about the company’s financial assets and liabilities measured at fair value on a recurring basis as of July 2, 2016 and December 31, 2015:

	July 2,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2016	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents	$67.7	$67.7	$—	$—
Bank time deposits	2.0	2.0	—	—
Investments in mutual funds and other similar instruments	7.7	7.7	—	—
Warrants	1.2	—	1.2	—
Insurance contracts	112.3	—	112.3	—
Derivative contracts	48.9	—	48.9	—

Total Assets	$239.8	$77.4	$162.4	$—

Liabilities
Derivative contracts	$71.7	$—	$71.7	$—
Contingent consideration	1.0	—	—	1.0

Total Liabilities	$72.7	$—	$71.7	$1.0

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2015	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents	$54.6	$54.6	$—	$—
Bank time deposits	2.0	2.0	—	—
Investments in mutual funds and other similar instruments	7.6	7.6	—	—
Warrants	3.4	—	3.4	—
Insurance contracts	108.1	—	108.1	—
Derivative contracts	13.8	—	13.8	—

Total Assets	$189.5	$64.2	$125.3	$—

Liabilities
Derivative contracts	$41.8	$—	$41.8	$—
Contingent consideration	1.9	—	—	1.9

Total Liabilities	$43.7	$—	$41.8	$1.9
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

	Three Months Ended		Six Months Ended
	July 2,	June 27,	July 2,	June 27,
(In millions)	2016	2015	2016	2015

Contingent Consideration
Beginning Balance	$1.4	$21.0	$1.9	$29.6
Payments	—	—	(0.4)	(8.0)
Change in fair value included in earnings	(0.4)	—	(0.5)	(0.5)
Sale of a product line	—	(13.4)	—	(13.4)
Currency translation	—	—	—	(0.1)

Ending Balance	$1.0	$7.6	$1.0	$7.6
The notional amounts of derivative contracts outstanding, consisting of interest rate swaps and currency exchange contracts, totaled $7.30 billion and $6.63 billion at July 2, 2016 and December 31, 2015, respectively.
While certain derivatives are subject to netting arrangements with counterparties, the company does not offset derivative assets and liabilities within the consolidated balance sheet. The following tables present the fair value of derivative instruments in the consolidated balance sheet and statement of income.

	Fair Value – Assets		Fair Value – Liabilities
	July 2,	December 31,	July 2,	December 31,
(In millions)	2016	2015	2016	2015

Derivatives Designated as Hedging Instruments
Interest rate swaps (a)	$30.7	$0.2	$—	$16.4
Derivatives Not Designated as Hedging Instruments
Currency exchange contracts (b)	18.2	13.6	71.7	25.4

(a)	The fair value of the interest rate swaps is included in the consolidated balance sheet under the captions other assets or other long-term liabilities.

(b)	The fair value of the currency exchange contracts is included in the consolidated balance sheet under the captions other current assets or other accrued expenses.

	Gain (Loss) Recognized
	Three Months Ended		Six Months Ended
	July 2,	June 27,	July 2,	June 27,
(In millions)	2016	2015	2016	2015

Derivatives Designated as Fair Value Hedges
Interest rate swaps - effective portion	$4.6	$9.5	$12.1	$16.2
Interest rate swaps - ineffective portion (a)	0.5	(0.2)	0.5	(7.2)
Derivatives Not Designated as Hedging Instruments
Currency exchange contracts
Included in cost of revenues	$(7.5)	$4.1	$(15.0)	$17.5
Included in other expense, net	(20.7)	17.1	(44.1)	137.0

(a)	The ineffective portion of the loss recognized on interest rate swaps during the six months ended June 27, 2015 includes $7.5 million of costs associated with entering into the swap arrangements.
Gains and losses recognized on currency exchange contracts and the effective portion of interest rate swaps are included in the consolidated statement of income together with the corresponding, offsetting losses and gains on the underlying hedged

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

transactions. Gains and losses recognized on the ineffective portion of interest rate swaps are included in other expense, net in the accompanying statement of income.
The company also uses foreign currency-denominated debt to partially hedge its net investments in foreign operations against adverse movements in exchange rates. The company’s euro-denominated senior notes have been designated as, and are effective as, economic hedges of part of the net investment in a foreign operation. Accordingly, foreign currency transaction gains or losses due to spot rate fluctuations on the euro-denominated debt instruments are included in currency translation adjustment within other comprehensive income and shareholders’ equity. In the first six months of 2016 and 2015, pre-tax net (losses)/gains of $(43) million and $59 million, respectively, from the euro-denominated notes were included in currency translation adjustment.
Cash Flow Hedge Arrangements
In 2015, the company entered into interest rate swap arrangements to mitigate the risk of interest rates rising prior to completion of a debt offering in 2016. Based on the company’s conclusion that a debt offering was probable as a result of debt maturing in 2016 and that such debt would carry semi-annual interest payments over a 10-year term, the swaps hedged the cash flow risk for each of the semi-annual fixed-rate interest payments on $1.00 billion of principal amount of the planned fixed-rate debt issue. The change in the fair value of the hedge during 2016, $37 million, net of tax, was classified as a decrease to accumulated other comprehensive items within shareholders’ equity. The hedge was terminated in advance of completing a debt offering in April 2016 (Note 9). The fair value of the hedge at that time, $46 million, net of tax, was classified as a reduction to accumulated other comprehensive items and will be amortized to interest expense over the term of the debt.
Fair Value of Other Financial Instruments
The carrying value and fair value of the company’s notes receivable and debt obligations are as follows:

	July 2, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
(In millions)	Value	Value	Value	Value

Notes Receivable	$11.7	$13.9	$12.1	$14.9

Debt Obligations:
Senior notes	$12,519.6	$13,063.9	$12,406.1	$12,618.8
Term loan	624.6	625.0	—	—
Commercial paper	989.4	989.4	49.6	49.6
Other	14.2	14.2	16.3	16.3

	$14,147.8	$14,692.5	$12,472.0	$12,684.7
The fair value of debt obligations was determined based on quoted market prices and on borrowing rates available to the company at the respective period ends which represent level 2 measurements.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 13.	Supplemental Cash Flow Information

	Six Months Ended
	July 2,	June 27,
(In millions)	2016	2015

Non-cash Activities
Fair value of assets of acquired businesses	$1,672.7	$305.1
Cash paid for acquired businesses	(1,110.1)	(298.7)

Liabilities assumed of acquired businesses	$562.6	$6.4

Declared but unpaid dividends	$60.6	$61.2

Issuance of stock upon vesting of restricted stock units	$48.7	$79.7

Note 14.	Restructuring and Other Costs, Net
Restructuring and other costs in the first six months of 2016 primarily included continuing charges for headcount reductions and facility consolidations in an effort to streamline operations, including the closure and consolidation of operations within several facilities in the U.S., Europe and Asia; third-party acquisition transaction and integration costs primarily associated with the acquisition of Affymetrix; sales of inventories revalued at the date of acquisition; and synergy costs related to acquisitions, including severance and abandoned facility costs. These charges were partially offset by net gains on settlement of litigation and gains on sales of real estate. In the first six months of 2016, severance actions associated with facility consolidations and cost reduction measures affected approximately 1% of the company’s workforce.
As of August 5, 2016, the company has identified restructuring actions that will result in additional charges of approximately $40 million, primarily in 2016 which will be recorded when specified criteria are met, such as communication of benefit arrangements and abandonment of leased facilities.
Second Quarter of 2016
During the second quarter of 2016, the company recorded net restructuring and other costs by segment as follows:

(In millions)	Cost of Revenues	Selling, General and Administrative Expenses	Restructuring and Other Costs, Net	Total

Life Sciences Solutions	$15.7	$(0.1)	$18.4	$34.0
Analytical Instruments	—	1.8	5.4	7.2
Specialty Diagnostics	—	—	(0.5)	(0.5)
Laboratory Products and Services	1.7	0.1	11.9	13.7
Corporate	—	2.0	0.2	2.2

	$17.4	$3.8	$35.4	$56.6
The components of net restructuring and other costs by segment are as follows:
Life Sciences Solutions
In the second quarter of 2016, the Life Sciences Solutions segment recorded $34.0 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $15.7 million primarily for sales of inventories revalued at the date of acquisition. The segment also recorded $0.1 million of income to selling, general and administrative expenses, including $1.8 million of credits from contingent acquisition consideration, largely offset by $1.4 million of third-party transaction and integration costs related to the acquisition of Affymetrix and $0.3 million of accelerated depreciation at facilities closing due to real estate consolidation. In addition, the segment recorded $18.4 million of restructuring and other costs, net, $10.8 million of

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

which were cash costs, primarily associated with headcount reductions and related synergy actions in the U.S. The segment also recorded $7.8 million of charges for litigation-related matters at acquired businesses.
Analytical Instruments
In the second quarter of 2016, the Analytical Instruments segment recorded $7.2 million of net restructuring and other charges. The segment recorded $1.8 million of charges to selling, general, and administrative expense primarily for third-party transaction costs related to the pending acquisition of FEI (Note 2). The segment also recorded $5.4 million of cash restructuring costs primarily associated with headcount reductions and facility consolidations in the U.S. and Europe.
Specialty Diagnostics
In the second quarter of 2016, the Specialty Diagnostics segment recorded $0.5 million of net restructuring and other income, including $1.7 million of gains on the sale of real estate, offset in part by cash costs of $1.2 million for severance and related costs associated with headcount reductions.
Laboratory Products and Services
In the second quarter of 2016, the Laboratory Products and Services segment recorded $13.7 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $1.7 million for accelerated depreciation at facilities closing due to real estate consolidation, as well as $5.1 million of cash restructuring costs, primarily for employee severance and other costs associated with headcount reductions and facility consolidations in the U.S. In addition, the segment recorded $6.8 million of charges for an increase in environmental remediation cost estimates associated with a Superfund site in the U.S.
Corporate
In the second quarter of 2016, the company recorded $2.2 million of restructuring and other costs, including $2.0 million of selling, general, and administrative charges associated with accelerated depreciation on information systems to be abandoned due to acquisition synergies, and $0.6 million of cash restructuring costs for severance at its corporate operations. These charges were offset in part by $0.4 million of income from the settlement of a retirement plan.
First Six Months of 2016
During the first six months of 2016, the company recorded net restructuring and other costs by segment as follows:

(In millions)	Cost of Revenues	Selling, General and Administrative Expenses	Restructuring and Other Costs, Net	Total

Life Sciences Solutions	$20.1	$26.4	$47.2	$93.7
Analytical Instruments	—	1.8	24.5	26.3
Specialty Diagnostics	—	—	(0.1)	(0.1)
Laboratory Products and Services	7.9	0.5	13.9	22.3
Corporate	—	4.0	0.5	4.5

	$28.0	$32.7	$86.0	$146.7
The components of net restructuring and other costs by segment are as follows:
Life Sciences Solutions
In the first six months of 2016, the Life Sciences Solutions segment recorded $93.7 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $20.1 million, including $16.2 million for the sales of inventories revalued at the date of acquisition and $3.9 million to conform the accounting policies of Affymetrix with the company's accounting policies. The segment also recorded $26.4 million of charges to selling, general and administrative expenses, including $25.0 million of third-party transaction and integration costs related to the acquisition of Affymetrix and $3.3 million for accelerated depreciation at facilities closing due to real estate consolidation, which were offset in part by credits of $1.9 million from contingent acquisition consideration. In addition, the segment recorded $52.2 million of cash restructuring costs, including $34.7 million of severance and related costs primarily associated with acquisition synergies, and $17.5 million of

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

abandoned facilities costs principally for the consolidation of facilities in the U.S. These costs were offset in part by $4.2 million of net gains on litigation-related matters at acquired businesses and $0.8 million of other non-cash income, net.
Analytical Instruments
In the first six months of 2016, the Analytical Instruments segment recorded $26.3 million of net restructuring and other charges, including $1.8 million of charges to selling, general, and administrative expense, primarily for third-party transaction costs related to the pending acquisition of FEI. The segment also recorded $27.2 million of cash restructuring costs primarily associated with abandoned facilities, including remediation and other closure costs of a manufacturing facility in the U.S. These costs were offset in part by $2.7 million of gains on the sale of real estate.
Specialty Diagnostics
In the first six months of 2016, the Specialty Diagnostics segment recorded $0.1 million of net restructuring and other income, including $2.4 million of other income primarily due to gains on the sale of real estate. These gains were largely offset by cash restructuring costs of $2.3 million, principally for severance and other costs associated with headcount reductions and facility consolidations.
Laboratory Products and Services
In the first six months of 2016, the Laboratory Products and Services segment recorded $22.3 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $7.9 million, including $6.2 million for sales of inventories revalued at the date of acquisition, and $1.7 million for accelerated depreciation at facilities closing due to real estate consolidation. The segment also recorded $0.5 million of charges to selling, general and administrative expenses for accelerated depreciation at facilities closing due to real estate consolidation. The segment recorded $7.9 million of cash restructuring costs, primarily for employee severance and other costs associated with headcount reductions and facility consolidations. The segment also recorded $6.8 million of charges for an increase in environmental remediation cost estimates associated with a Superfund site in the U.S., offset in part by $1.3 million of gains on the settlement of litigation.
Corporate
In the first six months of 2016, the company recorded $4.5 million of restructuring and other costs, including $4.0 million of selling, general, and administrative charges associated with accelerated depreciation on information systems to be abandoned due to acquisition synergies, and $0.9 million of cash restructuring costs for severance at its corporate operations. These charges were offset in part by $0.4 million of income from the settlement of a retirement plan.
The following table summarizes the cash components of the company’s restructuring plans. The non-cash components and other amounts reported as restructuring and other costs, net, in the accompanying statement of income have been summarized in the notes to the tables. Accrued restructuring costs are included in other accrued expenses in the accompanying balance sheet.

(In millions)	Severance	Abandonment of Excess Facilities	Other (a)	Total

Balance at December 31, 2015	$15.2	$13.1	$3.0	$31.3
Costs incurred in 2016 (c)	47.9	36.8	6.8	91.5
Reserves reversed (b)	(0.7)	(0.2)	(0.1)	(1.0)
Payments	(24.1)	(11.7)	(7.2)	(43.0)
Currency translation	0.1	—	—	0.1

Balance at July 2, 2016	$38.4	$38.0	$2.5	$78.9

(a)
Other includes relocation and moving expenses associated with facility consolidations, as well as employee retention costs which are accrued ratably over the period through which employees must work to qualify for a payment.

(b)	Represents reductions in cost of plans.

(c)	Excludes $4.5 million of income, net, primarily associated with environmental and litigation-related matters and sales of real estate.
The company expects to pay accrued restructuring costs as follows: severance, employee-retention obligations and other costs, primarily through 2016; and abandoned-facility payments, over lease terms expiring through 2027.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 15.	Subsequent Event
On August 2, 2016, the company agreed to issue €600 million aggregate principal amount of Floating Rate Senior Notes due 2018. The company expects to issue the notes on August 9, 2016. The company intends to use a portion of the net proceeds to repay all of the remaining balance under its 364-day term loan (Note 9).

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
In May 2016, the company signed an agreement to acquire, within the Analytical Instruments segment, FEI Company, a North America-based provider of high-performance electron microscopy, for approximately $4.2 billion in cash. The acquisition will strengthen the company's analytical instrument portfolio with the addition of high-end electron microscopes. Revenues of FEI were $930 million in 2015. The transaction, which is expected to close by the end of 2016, is subject to the approval of the FEI shareholders and the satisfaction of customary closing conditions, including applicable regulatory approvals. The company has committed debt financing for the acquisition (Note 9) although it intends to replace part of the committed financing with long-term debt prior to completing the acquisition and to use such borrowings and cash on hand to fund the transaction.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Overview of Results of Operations and Liquidity

	Three Months Ended				Six Months Ended
	July 2,		June 27,		July 2,		June 27,
(Dollars in millions)	2016		2015		2016		2015

Revenues
Life Sciences Solutions	$1,277.6	28.2%	$1,129.3	26.4%	$2,410.6	27.3%	$2,149.2	26.2%
Analytical Instruments	793.9	17.5%	777.0	18.2%	1,553.2	17.6%	1,504.4	18.4%
Specialty Diagnostics	851.3	18.8%	817.1	19.1%	1,705.9	19.3%	1,602.3	19.6%
Laboratory Products and Services	1,802.2	39.7%	1,693.3	39.6%	3,526.8	39.9%	3,206.7	39.2%
Eliminations	(189.8)	(4.2)%	(145.8)	(3.3)%	(366.5)	(4.1)%	(272.9)	(3.4)%

	$4,535.2	100%	$4,270.9	100%	$8,830.0	100%	$8,189.7	100%
Sales in the second quarter of 2016 were $4.54 billion, an increase of $264 million from 2015. Sales increased $108 million due to acquisitions, net of divestitures. The unfavorable effects of currency translation resulted in a decrease in revenues of $16 million in the second quarter of 2016. Aside from the effects of acquisitions, divestitures and currency translation, revenues increased $173 million (4%) primarily due to increased demand in the fiscal quarter compared to the 2015 quarter. Sales to customers in the company’s primary end markets grew. Demand from customers in pharmaceutical and biotech industries was particularly strong. Sales growth was modest in North America, moderate in Europe and strong in Asia.
In the second quarter of 2016, total company operating income and operating income margin were $638 million and 14.1%, respectively, compared with $596 million and 14.0%, respectively, in 2015. The increase in operating income was primarily due to productivity improvements, net of inflationary cost increases and profit on higher sales in local currencies. These increases were offset in part by strategic growth investments, unfavorable sales mix and higher restructuring and acquisition-related costs. The company’s references throughout this discussion to productivity improvements generally refer to improved cost efficiencies from its Practical Process Improvement (PPI) business system, reduced costs resulting from global sourcing initiatives, a lower cost structure following restructuring actions, including headcount reductions and consolidation of facilities, and low cost region manufacturing.
The company's effective tax rate was 0.8% in the second quarter of 2016. In 2016, the company implemented tax planning initiatives related to non-U.S. subsidiaries. These non-U.S. subsidiaries incurred foreign tax obligations, and made cash and deemed distributions to the company’s U.S. operations which resulted in no net tax cost. As a result of these distributions, the company benefitted from U.S. foreign tax credits of $68 million, offset in part by additional U.S. taxes of $24 million on the related foreign income (which reduced the benefit from the foreign rate differential in the second quarter of 2016). The net benefit ($44 million) was a discrete item that reduced the company’s effective rate by 8.4 percentage points in the second quarter of 2016. The foreign tax credits are the result of foreign earnings remitted or deemed remitted to the U.S. during the reporting year and the U.S. treatment of taxes paid in the foreign jurisdictions in the years those profits were originally earned. The company intends to make similar types of distributions from non-U.S. subsidiaries in 2016 when they can be made at no net tax cost. The ability of the company to make distributions in future periods of similar type and magnitude will depend on the level of earnings and cash flow in various foreign jurisdictions and on the applicable tax laws in effect at that time. Accordingly, the impact of foreign tax credits on the company’s effective tax rate in future periods is likely to vary. The company expects its effective tax rate for all of 2016 will be between 2% and 4% based on currently forecasted rates of profitability in the countries in which the company conducts business. Due primarily to the non-deductibility of intangible asset amortization for tax purposes, the company’s cash payments for income taxes are higher than its income tax expense for financial reporting purposes and are expected to total $625 to $675 million in 2016. The company recorded a benefit from income taxes in the second quarter of 2015. In the second quarter of 2015, the company implemented tax planning initiatives related to non-U.S. subsidiaries. These initiatives resulted in additional foreign tax credits of $46 million, offset in part by additional U.S. income taxes of $16 million on the related foreign income (which reduced the benefit from the foreign rate differential in 2015). The net benefit ($30 million) was a discrete item that reduced the company’s effective rate by 6.0 percentage points in the second quarter of 2015. The tax provision in the second quarter of 2015 was favorably affected by $15 million, or 3.0 percentage points, as a result of adjustments to deferred tax balances due to changes in tax rates. The effective rate in both periods was also affected by relatively significant earnings in lower tax jurisdictions.
Income from continuing operations increased to $517 million in the second quarter of 2016, from $512 million in the second quarter of 2015. The increase in operating income in the 2016 period (discussed above) was substantially offset by i)

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Overview of Results of Operations and Liquidity (continued)

charges related to obtaining bridge financing for the pending acquisition of FEI and early extinguishment of debt, ii) an increase in interest expense due to increases in outstanding debt and effective interest rates and iii) an increase in the income tax provision in the 2016 period (discussed above).
During the first six months of 2016, the company’s cash flow from operations totaled $1.18 billion compared with $845 million for 2015. The increase primarily resulted from lower investments in working capital in the 2016 period.
As of July 2, 2016, the company’s short-term debt totaled $2.52 billion, including $0.90 billion of senior notes, due in February 2017, $0.63 billion outstanding under a 364-day term loan agreement and $0.99 billion of commercial paper obligations. The company has a revolving credit facility with a bank group that provides up to $2.50 billion of unsecured multi-currency revolving credit. If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of July 2, 2016, no borrowings were outstanding under the company’s revolving credit facility, although available capacity was reduced by approximately $64 million as a result of outstanding letters of credit. The company has committed financing to fund the planned acquisition of FEI, however it intends to issue long-term debt to replace the $2.00 billion committed bridge financing prior to completing the acquisition.
On August 2, 2016, the company agreed to issue €600 million aggregate principal amount of Floating Rate Senior Notes due 2018. The company expects to issue the notes on August 9, 2016. The company intends to use a portion of the net proceeds to repay all of the remaining balance under its 364-day term loan (Note 9).
The company believes that its existing cash and cash equivalents of $663 million as of July 2, 2016 and its future cash flow from operations together with available borrowing capacity under its revolving credit agreement and the committed financing for the acquisition of FEI will be sufficient to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months.
Critical Accounting Policies and Estimates
The company’s discussion and analysis of its financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent liabilities. On an on-going basis, management evaluates its estimates, including those related to bad debts, inventories, business combinations, intangible assets and goodwill, sales returns, income taxes, contingencies and litigation, and pension costs. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management bases its estimates on historical experience, current market and economic conditions and other assumptions that management believes are reasonable. The results of these estimates form the basis for judgments about the carrying value of assets and liabilities where the values are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements of the company’s Form 10-K for 2015, describe the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no significant changes in the company's critical accounting policies during the first six months of 2016.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations
Second Quarter 2016 Compared With Second Quarter 2015

	Three Months Ended
(In millions)	July 2, 2016	June 27, 2015	Total Change	Currency Translation	Acquisitions/ Divestitures	Operations

Revenues
Life Sciences Solutions	$1,277.6	$1,129.3	$148.3	$(4.5)	$79.3	$73.5
Analytical Instruments	793.9	777.0	16.9	(4.5)	0.2	21.2
Specialty Diagnostics	851.3	817.1	34.2	0.9	—	33.3
Laboratory Products and Services	1,802.2	1,693.3	108.9	(10.3)	30.0	89.2
Eliminations	(189.8)	(145.8)	(44.0)	2.0	(1.5)	(44.5)

Consolidated Revenues	$4,535.2	$4,270.9	$264.3	$(16.4)	$108.0	$172.7
Sales in the second quarter of 2016 were $4.54 billion, an increase of $264 million from the second quarter of 2015. Sales increased $108 million due to acquisitions, net of divestitures. The unfavorable effects of currency translation resulted in a decrease in revenues of $16 million in 2016. Aside from the effects of acquisitions/divestitures and currency translation, revenues increased $173 million (4%) primarily due to increased demand in the fiscal quarter compared to the 2015 quarter. Sales to customers in the company’s primary end markets grew. Demand from customers in pharmaceutical and biotech industries was particularly strong. Sales growth was modest in North America, moderate in Europe and strong in Asia.
In the second quarter of 2016, total company operating income and operating income margin were $638 million and 14.1%, respectively, compared with $596 million and 14.0%, respectively, in 2015. The increase in operating income was primarily due to productivity improvements, net of inflationary cost increases and profit on higher sales in local currencies. These increases were offset in part by strategic growth investments, unfavorable sales mix and higher restructuring and acquisition-related costs.
In the second quarter of 2016, the company recorded restructuring and other costs, net, of $57 million, including $17 million of charges to cost of revenues, primarily for the sale of inventories revalued at the date of acquisition, and $4 million of charges to selling, general and administrative expenses, primarily for third-party transaction costs related to the pending acquisition of FEI and the acquisition of Affymetrix. In addition, the company recorded $23 million of cash restructuring costs, primarily for acquisition synergies, including severance and abandoned facilities costs associated with the closure and consolidation of facilities in the U.S. The company’s other businesses incurred costs for continued headcount reductions and facility consolidations in an effort to streamline operations including severance at several businesses and abandoned facility expenses at businesses that have been or are being consolidated in the U.S., Europe and Asia. The company also recorded $12 million of other restructuring charges, net, principally associated with litigation-related matters at acquired businesses and changes in estimates of environmental remediation costs (see Note 14).
In the second quarter of 2015, the company recorded restructuring and other costs, net, of $25 million including $3 million of charges to selling, general and administrative expenses primarily for transaction costs related to the acquisitions of Life Technologies and Advanced Scientific and $20 million of cash restructuring costs primarily for actions to achieve synergies from the Life Technologies acquisition. In addition, the company’s other businesses incurred costs for continued headcount reductions and facility consolidations in an effort to streamline operations, including severance at several businesses and abandoned facility expenses at businesses that have been or are being consolidated, including the consolidation of operations within several facilities in the U.S., Europe and Asia.
As of August 5, 2016, the company has identified restructuring actions that will result in additional charges of approximately $40 million in 2016 and expects to identify additional actions during 2016 which will be recorded when specified criteria are met, such as communication of benefit arrangements and abandonment of leased facilities.
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

	Three Months Ended
	July 2,	June 27,
(Dollars in millions)	2016	2015	Change

Revenues
Life Sciences Solutions	$1,277.6	$1,129.3	13%
Analytical Instruments	793.9	777.0	2%
Specialty Diagnostics	851.3	817.1	4%
Laboratory Products and Services	1,802.2	1,693.3	6%
Eliminations	(189.8)	(145.8)	30%

Consolidated Revenues	$4,535.2	$4,270.9	6%

Segment Income
Life Sciences Solutions	$369.6	$323.5	14%
Analytical Instruments	144.9	139.6	4%
Specialty Diagnostics	237.9	227.2	5%
Laboratory Products and Services	279.8	260.0	8%

Subtotal Reportable Segments	1,032.2	950.3	9%

Cost of Revenues Charges	(17.4)	(1.1)
Selling, General and Administrative Charges, Net	(3.8)	(3.2)
Restructuring and Other Costs, Net	(35.4)	(20.4)
Amortization of Acquisition-related Intangible Assets	(338.0)	(329.8)

Consolidated Operating Income	$637.6	$595.8	7%

Reportable Segments Operating Income Margin	22.8%	22.3%

Consolidated Operating Income Margin	14.1%	14.0%
Income from the company’s reportable segments increased 9% to $1.03 billion in the second quarter of 2016 due primarily to productivity improvements, net of inflationary cost increases and profit on higher sales in local currencies. These increases were offset in part by strategic growth investments and unfavorable sales mix.
Life Sciences Solutions

	Three Months Ended
	July 2,	June 27,
(Dollars in millions)	2016	2015	Change

Revenues	$1,277.6	$1,129.3	13%

Operating Income Margin	28.9%	28.6%	0.3 pt
Sales in the Life Sciences Solutions segment increased $148 million to $1.28 billion in the second quarter of 2016. Sales increased $74 million (7%) due to higher revenues at existing businesses and $79 million due to acquisitions, net of a divestiture, offset in part by a decrease of $5 million due to the unfavorable effects of currency translation. The increase in

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

revenue at existing businesses was primarily due to increased demand for bioprocess production products as well as biosciences products.
Operating income margin was 28.9% in the second quarter of 2016 compared to 28.6% in the second quarter of 2015. The increase resulted primarily from productivity improvements, net of inflationary cost increases and, to a lesser extent, profit on higher sales in local currencies, offset in part by unfavorable sales mix, acquisition dilution and strategic growth investments.
Analytical Instruments

	Three Months Ended
	July 2,	June 27,
(Dollars in millions)	2016	2015	Change

Revenues	$793.9	$777.0	2%

Operating Income Margin	18.3%	18.0%	0.3 pt
Sales in the Analytical Instruments segment increased $17 million to $794 million in the second quarter of 2016. Sales increased $21 million (3%) due to higher revenues at existing businesses, offset in part by a decrease of $5 million due to the unfavorable effects of currency translation. The increase in revenue at existing businesses was primarily due to increased demand for products sold by the segment's chromatography and mass spectrometry business and, to a lesser extent, by its environmental instruments business. These increases were offset in part by lower sales of chemical analysis products due primarily to softness in certain industrial end markets.
Operating income margin was 18.3% in the second quarter of 2016 compared to 18.0% in the second quarter of 2015. The increase resulted primarily from productivity improvements, net of inflationary cost increases and, to a lesser extent, favorable foreign currency exchange and profit on higher sales in local currencies, offset in part by unfavorable sales mix and strategic growth investments.
Specialty Diagnostics

	Three Months Ended
	July 2,	June 27,
(Dollars in millions)	2016	2015	Change

Revenues	$851.3	$817.1	4%

Operating Income Margin	27.9%	27.8%	0.1 pt
Sales in the Specialty Diagnostics segment increased $34 million to $851 million in the second quarter of 2016. Sales increased $33 million (4%) due to higher revenues at existing businesses and $1 million due to the favorable effects of currency translation. The increase in revenue at existing businesses was primarily due to increased demand for products sold through the segment’s healthcare market channel and immunodiagnostics products.
Operating income margin was 27.9% in the second quarter of 2016 and 27.8% in the second quarter of 2015. The increase resulted primarily from productivity improvements, net of inflationary cost increases and, to a lesser extent, profit on higher sales in local currencies and favorable foreign currency exchange, offset in part by strategic growth investments and unfavorable sales mix.
Laboratory Products and Services

	Three Months Ended
	July 2,	June 27,
(Dollars in millions)	2016	2015	Change

Revenues	$1,802.2	$1,693.3	6%

Operating Income Margin	15.5%	15.4%	0.1 pt

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

Sales in the Laboratory Products and Services segment increased $109 million to $1.80 billion in the second quarter of 2016. Sales increased $89 million (5%) due to higher revenues at existing businesses and $30 million due to an acquisition. These increases were offset in part by $10 million due to the unfavorable effects of currency translation. The increase in revenue at existing businesses was primarily due to increased demand for products in each of the segment’s principal businesses.
Operating income margin was 15.5% in the second quarter of 2016 and 15.4% in the second quarter of 2015. The increase was primarily due to productivity improvements, net of inflationary cost increases and, to a lesser extent, profit on higher sales in local currencies offset in part by strategic growth investments and unfavorable sales mix.
Other Expense, Net
The company reported other expense, net, of $117 million and $92 million in the second quarter of 2016 and 2015, respectively (Note 4). Interest expense increased $16 million primarily due to increases in outstanding debt and effective interest rates. In 2016, other items, net includes $10 million of charges related to the amortization of fees paid to obtain bridge financing commitments for the pending acquisition of FEI and $6 million of losses on the early extinguishment of debt.
Provision for Income Taxes
The company's effective tax rate was 0.8% in the second quarter of 2016. In 2016, the company implemented tax planning initiatives related to non-U.S. subsidiaries. These non-U.S. subsidiaries incurred foreign tax obligations, and made cash and deemed distributions to the company’s U.S. operations which resulted in no net tax cost. As a result of these distributions, the company benefitted from U.S. foreign tax credits of $68 million, offset in part by additional U.S. taxes of $24 million on the related foreign income (which reduced the benefit from the foreign rate differential in the second quarter of 2016). The net benefit ($44 million) was a discrete item that reduced the company’s effective rate by 8.4 percentage points in the second quarter of 2016. The foreign tax credits are the result of foreign earnings remitted or deemed remitted to the U.S. during the reporting year and the U.S. treatment of taxes paid in the foreign jurisdictions in the years those profits were originally earned. The company intends to make similar types of distributions from non-U.S. subsidiaries in 2016 when they can be made at no net tax cost. The ability of the company to make distributions in future periods of similar type and magnitude will depend on the level of earnings and cash flow in various foreign jurisdictions and on the applicable tax laws in effect at that time. Accordingly, the impact of foreign tax credits on the company’s effective tax rate in future periods is likely to vary. The company expects its effective tax rate for all of 2016 will be between 2% and 4% based on currently forecasted rates of profitability in the countries in which the company conducts business. Due primarily to the non-deductibility of intangible asset amortization for tax purposes, the company’s cash payments for income taxes are higher than its income tax expense for financial reporting purposes and are expected to total $625 to $675 million in 2016. The company recorded a benefit from income taxes in the second quarter of 2015. In the second quarter of 2015, the company implemented tax planning initiatives related to non-U.S. subsidiaries. These initiatives resulted in additional foreign tax credits of $46 million, offset in part by additional U.S. income taxes of $16 million on the related foreign income (which reduced the benefit from the foreign rate differential in 2015). The net benefit ($30 million) was a discrete item that reduced the company’s effective rate by 6.0 percentage points in the second quarter of 2015. The tax provision in the second quarter of 2015 was favorably affected by $15 million, or 3.0 percentage points, as a result of adjustments to deferred tax balances due to changes in tax rates. The effective rate in both periods was also affected by relatively significant earnings in lower tax jurisdictions.
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

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

First Six Months of 2016 Compared With First Six Months of 2015

	Six Months Ended
(In millions)	July 2, 2016	June 27, 2015	Total Change	Currency Translation	Acquisitions/ Divestitures	Operations

Revenues
Life Sciences Solutions	$2,410.6	$2,149.2	$261.4	$(22.6)	$93.9	$190.1
Analytical Instruments	1,553.2	1,504.4	48.8	(13.7)	0.3	62.2
Specialty Diagnostics	1,705.9	1,602.3	103.6	(9.7)	(0.7)	114.0
Laboratory Products and Services	3,526.8	3,206.7	320.1	(35.5)	61.1	294.5
Eliminations	(366.5)	(272.9)	(93.6)	4.2	(1.7)	(96.1)

Consolidated Revenues	$8,830.0	$8,189.7	$640.3	$(77.3)	$152.9	$564.7
Sales in the first six months of 2016 were $8.83 billion, an increase of $640 million from the first six months of 2015. Sales increased $153 million due to acquisitions, net of divestitures. The unfavorable effects of currency translation resulted in a decrease in revenues of $77 million in 2016. Aside from the effects of currency translation and acquisitions/divestitures, revenues increased $565 million (7%) primarily due to increased demand and four extra selling days in the first quarter compared to the 2015 quarter. (The company's fourth quarter of 2016 will have four fewer selling days than the corresponding 2015 quarter.) Sales to customers in the company’s primary end markets grew. Demand from customers in pharmaceutical and biotech industries was particularly strong. Sales growth was strong in each of the company's primary geographic regions.
In the first six months of 2016, total company operating income and operating income margin were $1.16 billion and 13.1%, respectively, compared with $1.08 billion and 13.2%, respectively, in the first six months of 2015. The increase in operating income was primarily due to profit on higher sales in local currencies and productivity improvements, net of inflationary cost increases. These increases were offset in part by strategic growth investments, unfavorable sales mix and higher restructuring and acquisition-related charges in the 2016 period.
In the first six months of 2016, the company recorded restructuring and other costs, net, of $147 million, including $28 million of charges to cost of revenues primarily for the sale of inventories revalued at the date of acquisition; $33 million of charges to selling, general and administrative expenses primarily for third-party transaction and integration costs related to the acquisition of Affymetrix. In addition, the company recorded $91 million of cash restructuring costs primarily for acquisition synergies including severance as well as abandoned facilities costs associated with the closure and consolidation of facilities in the U.S. The company’s other businesses incurred costs for continued headcount reductions and facility consolidations in an effort to streamline operations, including severance at several businesses and abandoned facility expenses at businesses that have been or are being consolidated in the U.S., Europe and Asia. These costs were partially offset by net gains on the settlement of litigation and real estate (see Note 14).
In the first six months of 2015, the company recorded restructuring and other costs, net, of $65 million, including $2 million of charges to cost of revenues primarily for accelerated depreciation at facilities closing due to real estate consolidation and the sale of inventories revalued at the date of acquisition; $11 million of charges to selling, general and administrative expenses primarily for third-party transaction and integration costs related to the acquisitions of Life Technologies and Alfa Aesar. The company incurred $57 million of cash restructuring costs primarily for actions to achieve synergies from the Life Technologies acquisition and for abandoned facilities costs associated with a manufacturing facility in the U.S. In addition, the company's other businesses incurred costs for continued headcount reductions and facility consolidations in an effort to streamline operations, including severance at several businesses and abandoned facility expenses at businesses that have been are being consolidated, including the consolidation of operations within several facilities in the U.S., Europe and Asia. The company also recorded a charge for settlement of litigation at an acquired business. These costs were partially offset by gains on the sale of a small product line and real estate.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

Segment Results

	Six Months Ended
	July 2,	June 27,
(Dollars in millions)	2016	2015	Change

Revenues
Life Sciences Solutions	$2,410.6	$2,149.2	12%
Analytical Instruments	1,553.2	1,504.4	3%
Specialty Diagnostics	1,705.9	1,602.3	6%
Laboratory Products and Services	3,526.8	3,206.7	10%
Eliminations	(366.5)	(272.9)	34%

Consolidated Revenues	$8,830.0	$8,189.7	8%

Segment Income
Life Sciences Solutions	$699.6	$622.2	12%
Analytical Instruments	256.6	261.3	(2)%
Specialty Diagnostics	468.0	441.3	6%
Laboratory Products and Services	538.0	482.1	12%

Subtotal Reportable Segments	1,962.2	1,806.9	9%

Cost of Revenues Charges	(28.0)	(1.7)
Selling, General and Administrative Charges, Net	(32.7)	(10.8)
Restructuring and Other Costs, Net	(86.0)	(52.4)
Amortization of Acquisition-related Intangible Assets	(660.0)	(658.9)

Consolidated Operating Income	$1,155.5	$1,083.1	7%

Reportable Segments Operating Income Margin	22.2%	22.1%

Consolidated Operating Income Margin	13.1%	13.2%
Income from the company’s reportable segments increased 9% to $1.96 billion in the first six months of 2016 due primarily to profit on higher sales in local currencies and productivity improvements, net of inflationary cost increases. These increases were offset in part by strategic growth investments and unfavorable sales mix. The impact of having four extra selling days in the 2016 first quarter versus the 2015 first quarter benefited revenues for the company’s segments, particularly those with higher levels of consumables sales. In segments with a lower relative mix of consumable revenues, the extra days had a negative effect on operating margins, however, as the incremental revenues were less than the quarter’s daily average revenues while fixed costs were incurred irrespective of the level of incremental revenues from extra days in the quarter. The company expects a corresponding opposite effect in the fourth quarter of 2016 which has four fewer selling days than the fourth quarter of 2015.
Life Sciences Solutions

	Six Months Ended
	July 2,	June 27,
(Dollars in millions)	2016	2015	Change

Revenues	$2,410.6	$2,149.2	12%

Operating Income Margin	29.0%	29.0%	0.0 pt

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

Sales in the Life Sciences Solutions segment increased $261 million to $2.41 billion in the first six months of 2016. Sales increased $190 million (9%) due to higher revenues at existing businesses and $94 million due to acquisitions, net of a divestiture, offset in part by a decrease of $23 million due to the unfavorable effects of currency translation. The increase in revenue at existing businesses was primarily due to increased demand for bioprocess production products and biosciences products as well as four extra selling days in the first quarter of 2016.
Operating income margin was 29.0% in both the first six months of 2016 and the first six months of 2015. Increases in operating margin resulting from productivity improvements, net of inflationary cost increases and, to a lesser extent, profit on higher sales in local currencies were offset by unfavorable sales mix, acquisition dilution and strategic growth investments.
Analytical Instruments

	Six Months Ended
	July 2,	June 27,
(Dollars in millions)	2016	2015	Change

Revenues	$1,553.2	$1,504.4	3%

Operating Income Margin	16.5%	17.4%	-0.9 pt
Sales in the Analytical Instruments segment increased $49 million to $1.55 billion in the first six months of 2016. Sales increased $62 million (4%) due to higher revenues at existing businesses, offset in part by a decrease of $14 million due to the unfavorable effects of currency translation. The increase in revenue at existing businesses was primarily due to increased demand for products sold by the segment's chromatography and mass spectrometry business and, to a lesser extent, sales of service offerings. These increases were offset in part by lower sales of chemical analysis products due primarily to softness in certain industrial end markets.
Operating income margin was 16.5% in the first six months of 2016 compared to 17.4% in the first six months of 2015. The decrease resulted primarily from unfavorable sales mix, strategic growth investments and higher costs from four additional selling days in the first quarter of 2016, offset in part by profit on higher sales in local currencies and, to a lesser extent, productivity improvements, net of inflationary cost increases.
Specialty Diagnostics

	Six Months Ended
	July 2,	June 27,
(Dollars in millions)	2016	2015	Change

Revenues	$1,705.9	$1,602.3	6%

Operating Income Margin	27.4%	27.5%	-0.1 pt
Sales in the Specialty Diagnostics segment increased $104 million to $1.71 billion in the first six months of 2016. Sales increased $114 million (7%) due to higher revenues at existing businesses, offset in part by decreases of $10 million due to the unfavorable effects of currency translation and $1 million due to a divestiture. The increase in revenue at existing businesses was primarily due to increased demand for products sold through the segment’s healthcare market channel, immunodiagnostics products and clinical diagnostics products as well as four extra selling days in the first quarter of 2016.
Operating income margin was 27.4% in the first six months of 2016 and 27.5% in the first six months of 2015. The decrease resulted primarily from strategic growth investments offset in part by profit on higher sales in local currencies and, to a lesser extent, productivity improvements, net of inflationary cost increases.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

Laboratory Products and Services

	Six Months Ended
	July 2,	June 27,
(Dollars in millions)	2016	2015	Change

Revenues	$3,526.8	$3,206.7	10%

Operating Income Margin	15.3%	15.0%	0.3 pt
Sales in the Laboratory Products and Services segment increased $320 million to $3.53 billion in 2016. Sales increased $295 million (9%) due to higher revenues at existing businesses and $61 million due to an acquisition. These increases were offset in part by $36 million due to the unfavorable effects of currency translation. The increase in revenue at existing businesses was primarily due to increased demand for products in each of the segment’s principal businesses and four extra selling days in the first quarter of 2016.
Operating income margin was 15.3% in the first six months of 2016 and 15.0% in the first six months of 2015. The increase was primarily due to profit on higher sales in local currencies and productivity improvements, net of inflationary cost increases, offset in part by strategic growth investments and incremental costs associated with four extra selling days in the first quarter of 2016.
Other Expense, Net
The company reported other expense, net, of $211 million and $198 million in the first six months of 2016 and 2015, respectively (Note 4). Interest expense increased $14 million primarily due to an increase in outstanding debt and effective interest rates. In the first six months of 2016, other items, net includes $10 million of charges related to the amortization of fees paid to obtain bridge financing commitments for the pending acquisition of FEI and $6 million of losses on the early extinguishment of debt, offset in part by $2 million of gains on investments. In 2015, other items, net includes costs of $7.5 million associated with entering into interest rate swap arrangements and a $3 million loss on the early extinguishment of debt.
Provision for Income Taxes
The company's effective tax rate was 2.6% in the first six months of 2016. In 2016, the company implemented tax planning initiatives related to non-U.S. subsidiaries. These non-U.S. subsidiaries incurred foreign tax obligations, and made cash and deemed distributions to the company’s U.S. operations which resulted in no net tax cost. As a result of these distributions, the company benefitted from U.S. foreign tax credits of $114 million, offset in part by additional U.S. taxes of $40 million on the related foreign income (which reduced the benefit from the foreign rate differential in 2016,). The net benefit ($74 million) was a discrete item that reduced the company’s effective rate by 7.8 percentage points in the first six months of 2016. The foreign tax credits are the result of foreign earnings remitted or deemed remitted to the U.S. during the reporting year and the U.S. treatment of taxes paid in the foreign jurisdictions in the years those profits were originally earned. The company intends to make similar types of distributions from non-U.S. subsidiaries in 2016 when they can be made at no net tax cost. The ability of the company to make distributions in future periods of similar type and magnitude will depend on the level of earnings and cash flow in various foreign jurisdictions and on the applicable tax laws in effect at that time. Accordingly, the impact of foreign tax credits on the company’s effective tax rate in future periods is likely to vary. The tax provision in the 2016 period was unfavorably affected by $9 million, or 0.9 percentage points, as a result of adjustments to deferred tax balances due to changes in tax rates. The company recorded a benefit from income taxes in the first six months of 2015. In 2015, the company implemented tax planning initiatives related to non-U.S. subsidiaries. These initiatives resulted in additional foreign tax credits of $123 million, offset in part by additional U.S. income taxes of $43 million on the related foreign income (which reduced the benefit from the foreign rate differential in 2015). The net benefit ($80 million) was a discrete item that reduced the company’s effective rate by 9.0 percentage points in the first six months of 2015. The tax provision in the 2015 period was favorably affected by $14 million, or 1.6 percentage points, as a result of adjustments to deferred tax balances due to changes in tax rates. The effective rate in both periods was also affected by relatively significant earnings in lower tax jurisdictions.
Recent Accounting Pronouncements
A description of recently issued accounting standards is included under the heading “Recent Accounting Pronouncements” in Note 1.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

Contingent Liabilities
The company is contingently liable with respect to certain legal proceedings and related matters. An unfavorable outcome that differs materially from current accrual estimates, if any, for one or more of the matters described under the headings “Product Liability, Workers Compensation and Other Personal Injury Matters," "Intellectual Property Matters" and "Commercial Matters" in Note 10 could have a material adverse effect on the company’s financial position as well as its results of operations and cash flows.
Liquidity and Capital Resources
Consolidated working capital was $803 million at July 2, 2016, compared with $1.59 billion at December 31, 2015. Included in working capital were cash and cash equivalents of $663 million at July 2, 2016 and $452 million at December 31, 2015. The decrease in working capital is primarily due to the issuance of short-term debt to fund the acquisition of Affymetrix and stock repurchases.
First Six Months of 2016
Cash provided by operating activities was $1.18 billion during the first six months of 2016. Increases in accounts receivable and inventories used cash of $95 million and $26 million, respectively, primarily to support growth in sales in local currencies. An increase in other assets used cash of $85 million primarily due to the timing of payments. A decrease in other liabilities used cash of $164 million primarily due to the timing of payments for income taxes and incentive compensation. Cash payments for income taxes increased to $516 million during the first six months of 2016, compared with $313 million in the first six months of 2015. The company made cash contributions to its pension and postretirement benefit plans totaling $26 million during the first six months of 2016. Payments for restructuring actions, principally severance costs and lease and other expenses of real estate consolidation, used cash of $43 million during the first six months of 2016.
During the first six months of 2016, the company’s investing activities used $1.25 billion of cash. Acquisitions used cash of $1.03 billion. The company’s investing activities also included the purchase of $230 million of property, plant and equipment. In May 2016, the company signed an agreement to acquire FEI for approximately $4.2 billion in cash (Note 2). The transaction, which is expected to close by the end of 2016, is subject to the approval of the FEI shareholders and the satisfaction of customary closing conditions, including applicable regulatory approvals. The company has committed debt financing for the acquisition (Note 9) although it intends to replace part of the committed financing with long-term debt prior to completing the acquisition and to use such borrowings and cash on hand to fund the transaction.
The company’s financing activities provided $299 million of cash during the first six months of 2016. Issuance of senior notes and a 364-day term loan provided cash of $1.99 billion and an increase in commercial paper obligations provided cash of $936 million. The company’s financing activities also included the repurchase of $1.00 billion of the company’s common stock and the payment of $119 million in cash dividends, offset in part by $98 million of proceeds from employee stock option exercises. On July 7, 2016, the Board of Directors authorized the repurchase of up to $1.50 billion of the company’s common stock.
The company's commitments for purchases of property, plant and equipment, contractual obligations and other commercial commitments did not change materially between December 31, 2015 and July 2, 2016 except for the agreement to acquire FEI. The company expects that for all of 2016, expenditures for property, plant and equipment, net of disposals, will approximate $435 to $445 million.
As of July 2, 2016, the company’s short-term debt totaled $2.52 billion, including $0.90 billion of senior notes, due in February 2017, $0.63 billion outstanding under a 364-day term loan agreement and $0.99 billion of commercial paper obligations. The company has a revolving credit facility with a bank group that provides up to $2.50 billion of unsecured multi-currency revolving credit. If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of July 2, 2016, no borrowings were outstanding under the company’s revolving credit facility, although available capacity was reduced by approximately $64 million as a result of outstanding letters of credit. The company has committed financing to fund the planned acquisition of FEI, however it intends to issue long-term debt to replace the $2.00 billion committed bridge financing prior to completing the acquisition.
On August 2, 2016, the company agreed to issue €600 million aggregate principal amount of Floating Rate Senior Notes due 2018. The company expects to issue the notes on August 9, 2016. The company intends to use a portion of the net proceeds to repay all of the remaining balance under its 364-day term loan (Note 9).

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
The company believes that its existing cash and cash equivalents of $663 million as of July 2, 2016 and its future cash flow from operations together with available borrowing capacity under its revolving credit agreement and the committed financing for the acquisition of FEI will be sufficient to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months.
First Six Months of 2015
Cash provided by operating activities was $845 million during the first six months of 2015. Increases in accounts receivable and inventories used cash of $202 million and $122 million, respectively, primarily to support growth in sales in local currencies. Other liabilities decreased by $355 million primarily due to the timing of payments for incentive compensation and income taxes. Cash payments for income taxes totaled $313 million. The company made cash contributions to its pension and postretirement benefit plans totaling $21 million during the first six months of 2015. Payments for restructuring actions, principally severance costs and lease and other expenses of real estate consolidation, used cash of $67 million during the first three months of 2015.
During the first six months of 2015, the company’s investing activities used $469 million of cash. Acquisitions used cash of $299 million. The company’s investing activities also included the purchase of $193 million of property, plant and equipment.
The company’s financing activities used $929 million of cash during the first six months of 2015. Repayments of long-term debt totaled $1.55 billion. An increase in commercial paper obligations provided cash of $1.12 billion. The company’s financing activities also included the repurchase of $500 million of the company's common stock and the payment of $121 million in cash dividends, offset in part by $82 million of proceeds from employee stock option exercises.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The company's exposure to market risk from changes in interest rates and currency exchange rates has not changed materially from its exposure at year-end 2015.

Item 4.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
The company’s management, with the participation of the company’s chief executive officer and chief financial officer, evaluated the effectiveness of the company’s disclosure controls and procedures as of July 2, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the company’s disclosure controls and procedures as of July 2, 2016, the company’s chief executive officer and chief financial officer concluded that, as of such date, the company’s disclosure controls and procedures were effective at the reasonable assurance level.

THERMO FISHER SCIENTIFIC INC.

Changes in Internal Control over Financial Reporting
There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended July 2, 2016, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings
There are various lawsuits and claims against the company involving product liability, intellectual property, employment and commercial issues. See “Note 10 to our Consolidated Financial Statements – Commitments and Contingencies.”

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

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

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
As a multinational corporation, we are exposed to fluctuations in currency exchange rates, which could adversely affect our cash flows and results of operations. International markets contribute a substantial portion of our revenues, and we intend to continue expanding our presence in these regions. The exposure to fluctuations in currency exchange rates takes on different forms. International revenues and costs are subject to the risk that fluctuations in exchange rates could adversely affect our reported revenues and profitability when translated into U.S. dollars for financial reporting purposes. These fluctuations could also adversely affect the demand for products and services provided by us. As a multinational corporation, our businesses occasionally invoice third-party customers in currencies other than the one in which they primarily do business (the “functional currency”). Movements in the invoiced currency relative to the functional currency could adversely impact our cash flows and our results of operations. Should our international sales grow, exposure to fluctuations in currency exchange rates could have a larger effect on our financial results. In the first six months of 2016, currency translation had an unfavorable effect of $77 million on revenues due to the strengthening of the U.S. dollar relative to other currencies in which the company sells products and services.
The approval of the Brexit Referendum in the United Kingdom may have an adverse impact on our results of operations. In a referendum vote held on June 23, 2016, the United Kingdom voted to leave the European Union.  In 2015, 4.6% of our revenues came from sales to the United Kingdom, which is our second largest market in Europe.  The announcement of Brexit adversely impacted global markets, including currencies, and resulted in a sharp decline in the value of the British pound, as compared to the U.S. dollar and other currencies. The announcement of Brexit may create further global economic uncertainty, which may cause our customers in the U.K. and elsewhere to closely monitor their costs and reduce their spending budget on our products and services.
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

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

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
Moreover, we have acquired many companies and businesses. As a result of these acquisitions, we recorded significant goodwill and indefinite-lived intangible assets (primarily tradenames) on our balance sheet, which amount to approximately

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

$19.55 billion and $1.25 billion, respectively, as of July 2, 2016. In addition, we have definite-lived intangible assets totaling $11.59 billion as of July 2, 2016. We assess the realizability of goodwill and indefinite-lived intangible assets annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. We assess the realizability of definite-lived intangible assets whenever events or changes in circumstances indicate that these assets may be impaired. These events or circumstances would generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and intangible assets will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill and intangible assets, we may be required to incur material charges relating to the impairment of those assets.
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

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

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
Our debt may restrict our investment opportunities or limit our activities. As of July 2, 2016, we had approximately $14.15 billion in outstanding indebtedness. In addition, we have availability to borrow under a revolving credit facility that provides for up to $2.50 billion of unsecured multi-currency revolving credit, a term loan credit facility that provides for up to $2.0 billion of unsecured loans (in dollars and/or euro) to be used for our pending acquisition of FEI Company (the “FEI Acquisition”) and a bridge facility that provides for up to $2.0 billion of unsecured loans to be used for the same purpose. We may also obtain additional long-term debt and lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.
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
Additionally, the agreements governing our debt require that we maintain certain financial ratios, and contain affirmative and negative covenants that restrict our activities by, among other limitations, limiting our ability to incur additional indebtedness, merge or consolidate with other entities, make investments, create liens, sell assets and enter into transactions with affiliates. The covenants in our revolving credit facility and the term loan and bridge facilities for the FEI Acquisition (each, a “Facility” and together, the “Facilities”) include a total debt-to-Consolidated EBITDA ratio and an interest coverage ratio. Specifically, the company has agreed that, so long as any lender has any commitment under the revolving credit facility, any letter of credit is outstanding under the revolving credit facility, or any loan or other obligation is outstanding under the revolving credit facility, it will not permit (as the following terms are defined in the credit agreement governing the revolving credit facility) the Consolidated Leverage Ratio (the ratio of consolidated Indebtedness to Consolidated EBITDA) to be greater than 3.5 to 1.0 as of the last day of any fiscal quarter prior to the closing date of the FEI Acquisition. On and after the date that the FEI Acquisition closes, the company has agreed that it will not permit the Consolidated Leverage Ratio as at the last day of any fiscal quarter to be greater than 4.5 to 1.0 for the first two consecutive quarters following the FEI Acquisition, with such ratio stepping down to 4.0 to 1.0 for the two immediately following fiscal quarters and then stepping down to 3.5 to 1.0 for each fiscal quarter thereafter. The company’s term loan and bridge facilities for the FEI Acquisition include Consolidated Leverage Ratio covenants substantively the same as the covenant included in the revolving credit facility.
The company has also agreed that so long as any lender has any commitment under the revolving credit facility or any letter of credit is outstanding under the revolving credit facility, or any loan or other obligation is outstanding under any Facility (including the term loan and bridge facilities), it will not permit the Consolidated Interest Coverage Ratio (the ratio of Consolidated EBITDA to Consolidated Interest Expense) to be less than 3.0 to 1.0 as at the last day of any fiscal quarter.
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
Issuer Purchases of Equity Securities
There was no share repurchase activity for the company's second quarter of 2016. On July 7, 2016, the Board of Directors authorized the repurchase of up to $1.50 billion of the company’s common stock.

Item 6.	Exhibits

See Exhibit Index on page 50.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 5, 2016	THERMO FISHER SCIENTIFIC INC.

/s/ Stephen Williamson
Stephen Williamson
Senior Vice President and Chief Financial Officer

/s/ Peter E. Hornstra
Peter E. Hornstra
Vice President and Chief Accounting Officer

THERMO FISHER SCIENTIFIC INC.
EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1
Bridge Credit Agreement, dated July 1, 2016, among the Company, each lender from time to time party thereto, and JPMorgan Chase Bank, N.A. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 1, 2016 [File No. 1-8002] and incorporated in this document by reference).

10.2
Term Loan Agreement, dated July 1, 2016, among the Company, a Subsidiary of the Company party thereto, each lender from time to time party thereto, and JPMorgan Chase Bank, N.A. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed July 1, 2016 [File No. 1-8002] and incorporated in this document by reference).

10.3
Credit Agreement, dated July 1, 2016, among the Company, certain Subsidiaries of the Company from time to time party thereto, each lender from time to time party thereto, and Bank of America, N.A. (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed July 1, 2016 [File No. 1-8002] and incorporated in this document by reference).

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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet at July 2, 2016 and December 31, 2015, (ii) Consolidated Statement of Income for the three and six months ended July 2, 2016 and June 27, 2015, (iii) Consolidated Statement of Comprehensive Income for the three and six months ended July 2, 2016 and June 27, 2015, (iv) Consolidated Statement of Cash Flows for the six months ended July 2, 2016 and June 27, 2015, (v) Consolidated Statement of Shareholders’ Equity for the six months ended July 2, 2016 and June 27, 2015 and (vi) Notes to Consolidated Financial Statements.