Form 10-Q
period 2016-10-01
THERMO FISHER SCIENTIFIC INC.
filed 2016-11-04
CIK 97745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended
October 1, 2016
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-8002
THERMO FISHER SCIENTIFIC INC.
(Exact name of Registrant as specified in its charter)

Delaware	04-2209186
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

168 Third Avenue
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
Large accelerated filer ☒             Accelerated filer ☐             Non-accelerated filer ☐             Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at October 1, 2016
Common Stock, $1.00 par value	395,025,225

THERMO FISHER SCIENTIFIC INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 1, 2016

THERMO FISHER SCIENTIFIC INC.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements
CONSOLIDATED BALANCE SHEET
(Unaudited)

	October 1,	December 31,
(In millions except share and per share amounts)	2016	2015

Assets
Current Assets:
Cash and cash equivalents	$1,970.0	$452.1
Accounts receivable, less allowances of $82.3 and $70.1	2,895.1	2,544.9
Inventories	2,390.9	1,991.7
Other current assets	948.4	752.5

Total current assets	8,204.4	5,741.2

Property, Plant and Equipment, Net	2,599.3	2,448.8
Acquisition-related Intangible Assets, Net	14,522.4	12,758.3
Other Assets	1,104.6	1,058.4
Goodwill	21,580.0	18,827.6

Total Assets	$48,010.7	$40,834.3

Liabilities and Shareholders' Equity
Current Liabilities:
Short-term obligations and current maturities of long-term obligations	$1,972.1	$1,051.8
Accounts payable	941.7	822.2
Accrued payroll and employee benefits	611.2	598.2
Accrued income taxes	23.7	212.5
Deferred revenue	492.2	317.9
Other accrued expenses	1,219.0	1,143.7

Total current liabilities	5,259.9	4,146.3

Deferred Income Taxes	2,715.0	2,622.6
Other Long-term Liabilities	1,436.8	1,295.0
Long-term Obligations	16,940.4	11,420.2

Shareholders' Equity:
Preferred stock, $100 par value, 50,000 shares authorized; none issued
Common stock, $1 par value, 1,200,000,000 shares authorized; 414,958,014 and 411,944,301 shares issued	415.0	411.9
Capital in excess of par value	12,097.1	11,801.2
Retained earnings	13,356.5	12,142.3
Treasury stock at cost, 19,932,789 and 12,314,200 shares	(2,055.3)	(1,007.9)
Accumulated other comprehensive items	(2,154.7)	(1,997.3)

Total shareholders' equity	21,658.6	21,350.2

Total Liabilities and Shareholders' Equity	$48,010.7	$40,834.3

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1,	September 26,	October 1,	September 26,
(In millions except per share amounts)	2016	2015	2016	2015

Revenues
Product revenues	$3,866.5	$3,570.3	$11,453.0	$10,635.1
Service revenues	624.4	552.9	1,867.9	1,677.8

Total revenues	4,490.9	4,123.2	13,320.9	12,312.9

Costs and Operating Expenses:
Cost of product revenues	2,024.3	1,853.9	5,997.2	5,481.7
Cost of service revenues	412.7	386.0	1,233.4	1,183.6
Selling, general and administrative expenses	1,274.6	1,133.3	3,710.6	3,421.7
Research and development expenses	183.3	171.6	542.2	512.0
Restructuring and other costs, net	54.9	15.5	140.9	67.9

Total costs and operating expenses	3,949.8	3,560.3	11,624.3	10,666.9

Operating Income	541.1	562.9	1,696.6	1,646.0
Other Expense, Net	(113.2)	(94.8)	(324.6)	(292.3)

Income from Continuing Operations Before Income Taxes	427.9	468.1	1,372.0	1,353.7
Benefit from Income Taxes	45.6	9.2	20.6	20.3

Income from Continuing Operations	473.5	477.3	1,392.6	1,374.0
Loss from Discontinued Operations (net of income tax benefit of $0.0, $0.7, $0.2 and $0.7)	—	(1.2)	(0.3)	(1.2)

Net Income	$473.5	$476.1	$1,392.3	$1,372.8

Earnings per Share from Continuing Operations
Basic	$1.20	$1.20	$3.53	$3.45
Diluted	$1.19	$1.19	$3.50	$3.42

Earnings per Share
Basic	$1.20	$1.19	$3.53	$3.45
Diluted	$1.19	$1.18	$3.50	$3.42

Weighted Average Shares
Basic	394.7	399.0	394.8	398.4
Diluted	397.4	402.0	397.6	401.7

Cash Dividends Declared per Common Share	$0.15	$0.15	$0.45	$0.45

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1,	September 26,	October 1,	September 26,
(In millions)	2016	2015	2016	2015

Comprehensive Income
Net Income	$473.5	$476.1	$1,392.3	$1,372.8

Other Comprehensive Items:
Currency translation adjustment	(77.0)	(263.6)	(127.8)	(605.6)
Unrealized gains and losses on available-for-sale investments:
Unrealized holding gains (losses) arising during the period (net of tax provision (benefit) of $0.1, ($0.2), ($0.2) and ($0.2))	0.5	(0.2)	(1.0)	(0.2)
Reclassification adjustment for losses included in net income (net of tax benefit of $0.2 and $0.2)	0.7	—	0.7	—
Unrealized gains and losses on hedging instruments:
Unrealized gains (losses) on hedging instruments (net of tax provision (benefit) of $0.0, ($17.7), ($22.4) and ($3.6))	—	(28.7)	(36.6)	(5.7)
Reclassification adjustment for losses included in net income (net of tax benefit of $1.2, $0.5, $2.6 and $1.1)	1.8	0.6	4.3	2.5
Pension and other postretirement benefit liability adjustments:
Pension and other postretirement benefit liability adjustments arising during the period (net of tax provision (benefit) of $0.1, ($0.2), ($0.0) and $1.5)	—	(1.0)	(1.1)	2.4
Amortization of net loss and prior service benefit included in net periodic pension cost (net of tax benefit of $0.5, $0.7, $1.4 and $1.9)	1.4	1.6	4.1	5.2

Total other comprehensive items	(72.6)	(291.3)	(157.4)	(601.4)

Comprehensive Income	$400.9	$184.8	$1,234.9	$771.4

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	October 1,	September 26,
(In millions)	2016	2015

Operating Activities
Net income	$1,392.3	$1,372.8
Loss from discontinued operations	0.3	1.2

Income from continuing operations	1,392.6	1,374.0

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,284.2	1,263.7
Change in deferred income taxes	(514.8)	(285.9)
Net gains on sale of businesses	—	(7.6)
Non-cash stock-based compensation	102.0	91.8
Tax benefits from stock-based compensation awards	(54.9)	(55.6)
Non-cash charges for sale of inventories revalued at the date of acquisition	38.7	0.7
Other non-cash expenses, net	49.0	39.5
Changes in assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	(112.4)	(145.9)
Inventories	22.3	(175.3)
Other assets	(92.3)	(213.7)
Accounts payable	66.1	(26.9)
Other liabilities	(194.0)	(236.3)
Contributions to retirement plans	(33.1)	(25.7)

Net cash provided by continuing operations	1,953.4	1,596.8
Net cash used in discontinued operations	(3.0)	(8.0)

Net cash provided by operating activities	1,950.4	1,588.8

Investing Activities
Acquisitions, net of cash acquired	(5,153.0)	(306.0)
Purchase of property, plant and equipment	(310.9)	(293.5)
Proceeds from sale of property, plant and equipment	23.1	7.5
Other investing activities, net	(3.2)	16.0

Net cash used in investing activities	$(5,444.0)	$(576.0)

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(Unaudited)

	Nine Months Ended
	October 1,	September 26,
(In millions)	2016	2015

Financing Activities
Net proceeds from issuance of debt	$7,605.8	$542.8
Repayment of debt	(2,307.1)	(2,481.0)
Increase in commercial paper, net	768.8	725.5
Purchases of company common stock	(1,000.0)	(500.0)
Dividends paid	(179.2)	(180.7)
Net proceeds from issuance of company common stock under employee stock plans	122.5	96.6
Tax benefits from stock-based compensation awards	54.9	55.6
Other financing activities, net	(13.6)	(5.9)

Net cash provided by (used in) financing activities	5,052.1	(1,747.1)

Exchange Rate Effect on Cash	(40.6)	(105.8)

Increase (Decrease) in Cash and Cash Equivalents	1,517.9	(840.1)
Cash and Cash Equivalents at Beginning of Period	452.1	1,343.5

Cash and Cash Equivalents at End of Period	$1,970.0	$503.4

See Note 13 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Total Shareholders' Equity
(In millions)	Shares	Amount			Shares	Amount

Balance at December 31, 2014	408.5	$408.5	$11,473.6	$10,406.9	8.0	$(455.9)	$(1,285.0)	$20,548.1

Issuance of shares under employees' and directors' stock plans	2.9	2.9	112.6	—	0.4	(51.4)	—	64.1
Stock-based compensation	—	—	91.8	—	—	—	—	91.8
Tax benefit related to employees' and directors' stock plans	—	—	54.8	—	—	—	—	54.8
Purchases of company common stock	—	—	—	—	3.9	(500.0)	—	(500.0)
Dividends declared	—	—	—	(180.0)	—	—	—	(180.0)
Net income	—	—	—	1,372.8	—	—	—	1,372.8
Other comprehensive items	—	—	—	—	—	—	(601.4)	(601.4)

Balance at September 26, 2015	411.4	$411.4	$11,732.8	$11,599.7	12.3	$(1,007.3)	$(1,886.4)	$20,850.2

Balance at December 31, 2015	411.9	$411.9	$11,801.2	$12,142.3	12.3	$(1,007.9)	$(1,997.3)	$21,350.2
Issuance of shares under employees' and directors' stock plans	3.1	3.1	139.7	—	0.3	(47.4)	—	95.4
Stock-based compensation	—	—	102.0	—	—	—	—	102.0
Tax benefit related to employees' and directors' stock plans	—	—	54.2	—	—	—	—	54.2
Purchases of company common stock	—	—	—	—	7.3	(1,000.0)	—	(1,000.0)
Dividends declared	—	—	—	(178.1)	—	—	—	(178.1)
Net income	—	—	—	1,392.3	—	—	—	1,392.3
Other comprehensive items	—	—	—	—	—	—	(157.4)	(157.4)

Balance at October 1, 2016	415.0	$415.0	$12,097.1	$13,356.5	19.9	$(2,055.3)	$(2,154.7)	$21,658.6

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
Interim Financial Statements
The interim consolidated financial statements presented herein have been prepared by the company, are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at October 1, 2016, the results of operations for the three- and nine-month periods ended October 1, 2016 and September 26, 2015, and the cash flows for the nine-month periods ended October 1, 2016 and September 26, 2015. Interim results are not necessarily indicative of results for a full year.
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
Note 1 to the consolidated financial statements for 2015 describes the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no material changes in the company’s significant accounting policies during the nine months ended October 1, 2016.
Inventories
The components of inventories are as follows:

	October 1,	December 31,
(In millions)	2016	2015

Raw Materials	$498.1	$421.1
Work in Process	367.3	236.8
Finished Goods	1,525.5	1,333.8

Inventories	$2,390.9	$1,991.7
Property, Plant and Equipment
Property, plant and equipment consists of the following:

	October 1,	December 31,
(In millions)	2016	2015

Land	$291.2	$276.4
Buildings and Improvements	1,118.6	1,050.5
Machinery, Equipment and Leasehold Improvements	3,055.0	2,786.8

Property, Plant and Equipment, at Cost	4,464.8	4,113.7
Less: Accumulated Depreciation and Amortization	1,865.5	1,664.9

Property, Plant and Equipment, Net	$2,599.3	$2,448.8

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Acquisition-related Intangible Assets
Acquisition-related intangible assets are as follows:

	Balance at October 1, 2016			Balance at December 31, 2015
(In millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Definite Lived:
Customer relationships	$13,374.8	$(4,691.1)	$8,683.7	$11,844.4	$(4,086.9)	$7,757.5
Product technology	5,751.6	(2,116.4)	3,635.2	4,799.8	(1,819.0)	2,980.8
Tradenames	1,486.3	(628.4)	857.9	1,316.7	(548.2)	768.5
Other	33.8	(33.8)	—	33.2	(33.0)	0.2

	20,646.5	(7,469.7)	13,176.8	17,994.1	(6,487.1)	11,507.0
Indefinite Lived:
Tradenames	1,234.8	—	1,234.8	1,234.8	—	1,234.8
In-process research and development	110.8	—	110.8	16.5	—	16.5

	1,345.6	—	1,345.6	1,251.3	—	1,251.3

Acquisition-related Intangible Assets	$21,992.1	$(7,469.7)	$14,522.4	$19,245.4	$(6,487.1)	$12,758.3
Warranty Obligations
The liability for warranties is included in other accrued expenses in the accompanying balance sheet. The changes in the carrying amount of standard product warranty obligations are as follows:

	Nine Months Ended
	October 1,	September 26,
(In millions)	2016	2015

Beginning Balance	$55.8	$57.5
Provision charged to income	68.6	59.9
Usage	(64.5)	(59.0)
Acquisitions	16.8	0.5
Adjustments to previously provided warranties, net	(1.8)	(2.1)
Currency translation	0.5	(2.2)

Ending Balance	$75.4	$54.6
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
Recent Accounting Pronouncements
In August 2016, the FASB issued new guidance intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The guidance is effective for the company in 2018. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the company’s consolidated statement of cash flows.

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
In May 2014, the FASB issued new revenue recognition guidance which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity's nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. During the first and second quarters of 2016, the FASB issued additional guidance and clarification relating to identifying performance obligations, assessing collectability, licensing, principal verses agent considerations, sales tax, non-cash consideration, contract modification, disclosures and the handling of completed contracts at transition. The guidance is currently effective for the company in 2018. Early adoption is permitted in 2017. The company expects to adopt this guidance on January 1, 2018. The company is currently evaluating the impact the standard will have on its consolidated financial statements.

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
2016
On September 19, 2016, the company acquired, within the Analytical Instruments segment, FEI Company, a North America-based provider of high-performance electron microscopy, for a total purchase price of $4.08 billion, net of cash acquired. The acquisition strengthens the company's analytical instrument portfolio with the addition of high-end electron microscopes. Revenues of FEI were $930 million in 2015. The purchase price exceeded the fair value of the identifiable net assets and, accordingly, $2.06 billion was allocated to goodwill, approximately $65 million of which is tax deductible.
On March 31, 2016, the company acquired, within the Life Sciences Solutions segment, Affymetrix, Inc., a North America-based provider of cellular and genetic analysis products, for a total purchase price of $1.34 billion, net of cash acquired, including the assumption of $254 million of debt. The acquisition expands the company's existing portfolio of antibodies and assays for flow cytometry and single-cell biology applications. Additionally, the acquisition expands the company's genetic analysis portfolio through the addition of microarrays. Revenues of Affymetrix were $360 million in 2015. The purchase price exceeded the fair value of the identifiable net assets and, accordingly, $702 million was allocated to goodwill, none of which is tax deductible.
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The components of the purchase price and net assets acquired for 2016 acquisitions are as follows:

(In millions)	FEI	Affymetrix	Other	Total

Purchase Price
Cash paid	$4,432.8	$1,162.2	$4.2	$5,599.2
Debt assumed	—	254.2	0.6	254.8
Purchase price payable	18.4	3.3	0.1	21.8
Cash acquired	(369.1)	(77.9)	(0.1)	(447.1)

	$4,082.1	$1,341.8	$4.8	$5,428.7

Net Assets Acquired
Current assets	$625.6	$160.6	$1.1	$787.3
Property, plant and equipment	162.6	19.3	—	181.9
Definite-lived intangible assets:
Customer relationships	1,051.1	413.2	1.7	1,466.0
Product technology	739.8	232.7	0.7	973.2
Tradenames and other	130.0	41.6	—	171.6
Indefinite-lived intangible assets:
In-process research and development	104.7	11.0	—	115.7
Goodwill	2,057.3	702.1	3.1	2,762.5
Other assets	56.5	7.8	0.1	64.4
Liabilities assumed	(845.5)	(246.5)	(1.9)	(1,093.9)

	$4,082.1	$1,341.8	$4.8	$5,428.7
The weighted-average amortization periods for definite-lived intangible assets acquired in 2016 are 16 years for customer relationships, 8 years for product technology and 8 years for tradenames and other. The weighted average amortization period for all definite-lived intangible assets acquired in 2016 is 13 years.
The preliminary allocation of the purchase price for the 2016 acquisitions was based on estimates of the fair value of the net assets acquired and is subject to adjustment upon finalization of the valuation of the acquired intangible assets in the fourth quarter of 2016. The company recorded a deferred tax liability of $156 million in the acquisition accounting related to the outside basis difference of the Affymetrix Singapore operations as the company does not intend to permanently reinvest the pre-acquisition Singapore earnings.
Revenues of FEI in the third quarter of 2016 subsequent to the date of acquisition were approximately $100 million. Operating profits were not material due to acquisition-related charges.

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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Business Segment Information

	Three Months Ended		Nine Months Ended
	October 1,	September 26,	October 1,	September 26,
(In millions)	2016	2015	2016	2015

Revenues
Life Sciences Solutions	$1,231.5	$1,080.4	$3,642.1	$3,229.6
Analytical Instruments	898.0	778.5	2,451.2	2,282.9
Specialty Diagnostics	798.9	776.9	2,504.8	2,379.2
Laboratory Products and Services	1,746.2	1,638.2	5,273.0	4,844.9
Eliminations	(183.7)	(150.8)	(550.2)	(423.7)

Consolidated revenues	4,490.9	4,123.2	13,320.9	12,312.9

Segment Income (a)
Life Sciences Solutions	370.1	332.7	1,069.7	954.9
Analytical Instruments	190.1	146.5	446.7	407.8
Specialty Diagnostics	214.4	204.9	682.4	646.2
Laboratory Products and Services	257.9	249.6	795.9	731.7

Subtotal reportable segments (a)	1,032.5	933.7	2,994.7	2,740.6

Cost of revenues charges	(32.4)	(0.8)	(60.4)	(2.5)
Selling, general and administrative charges, net	(62.5)	(24.6)	(95.2)	(35.4)
Restructuring and other costs, net	(54.9)	(15.5)	(140.9)	(67.9)
Amortization of acquisition-related intangible assets	(341.6)	(329.9)	(1,001.6)	(988.8)

Consolidated operating income	541.1	562.9	1,696.6	1,646.0
Other expense, net (b)	(113.2)	(94.8)	(324.6)	(292.3)

Income from continuing operations before income taxes	$427.9	$468.1	$1,372.0	$1,353.7

Depreciation
Life Sciences Solutions	$34.1	$38.4	$108.3	$106.7
Analytical Instruments	11.4	9.9	30.9	28.6
Specialty Diagnostics	17.3	18.8	53.5	54.6
Laboratory Products and Services	28.6	30.7	89.9	85.0

Consolidated depreciation	$91.4	$97.8	$282.6	$274.9

(a)
Represents operating income before certain charges to cost of revenues and selling, general and administrative expenses; restructuring and other costs, net; and amortization of acquisition-related intangibles.

(b)	The company does not allocate other expense, net to its segments.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4.	Other Expense, Net
The components of other expense, net, in the accompanying statement of income are as follows:

	Three Months Ended		Nine Months Ended
	October 1,	September 26,	October 1,	September 26,
(In millions)	2016	2015	2016	2015

Interest Income	$10.4	$7.2	$34.4	$21.9
Interest Expense	(113.3)	(100.6)	(338.3)	(311.9)
Other Items, Net	(10.3)	(1.4)	(20.7)	(2.3)

Other Expense, Net	$(113.2)	$(94.8)	$(324.6)	$(292.3)
Other Items, Net
In the first nine months of 2016, other items, net includes $22 million of charges related to the amortization of fees paid to obtain bridge financing commitments for the acquisition of FEI (Note 2) and $6.5 million of losses on the early extinguishment of debt, offset in part by $4 million of gains on investments. In the first nine months of 2015, other items, net includes costs of $7.5 million associated with entering into interest rate swap arrangements and losses of $6 million for the early extinguishment of debt.

Note 5.	Stock-based Compensation Expense
The components of stock-based compensation expense are primarily included in selling, general and administrative expenses and are as follows:

	Three Months Ended		Nine Months Ended
	October 1,	September 26,	October 1,	September 26,
(In millions)	2016	2015	2016	2015

Stock Option Awards	$10.4	$11.1	$31.0	$32.4
Restricted Unit Awards	24.5	21.4	71.0	59.4

Total Stock-based Compensation Expense	$34.9	$32.5	$102.0	$91.8
During the first nine months of 2016, the company made equity compensation grants to employees consisting of 0.8 million service- and performance-based restricted stock units and options to purchase 1.7 million shares.
As of October 1, 2016, there was $75 million of total unrecognized compensation cost related to unvested stock options granted. The cost is expected to be recognized through 2020 with a weighted average amortization period of 2.3 years.
As of October 1, 2016, there was $137 million of total unrecognized compensation cost related to unvested restricted stock unit awards. The cost is expected to be recognized through 2020 with a weighted average amortization period of 2.0 years.

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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The net periodic benefit cost for the company's defined benefit pension plans includes the following components:

	Three Months Ended		Nine Months Ended
	October 1,	September 26,	October 1,	September 26,
(In millions)	2016	2015	2016	2015

Components of Net Benefit Cost
Service cost-benefits earned	$5.3	$7.7	$15.8	$20.0
Interest cost on benefit obligation	19.1	19.4	58.1	58.1
Expected return on plan assets	(19.3)	(23.4)	(58.8)	(70.0)
Amortization of actuarial net loss	1.9	2.3	5.6	7.0
Amortization of prior service benefit	—	(0.1)	(0.1)	(0.2)
Settlement/curtailment loss	—	—	—	0.1

Net periodic benefit cost	$7.0	$5.9	$20.6	$15.0

Note 7.	Income Taxes
The provision for income taxes in the accompanying statement of income differs from the provision calculated by applying the statutory federal income tax rate of 35% to income from continuing operations before provision for income taxes due to the following:

	Nine Months Ended
	October 1,	September 26,
(In millions)	2016	2015

Provision for Income Taxes at Statutory Rate	$480.2	$473.8

Increases (Decreases) Resulting From:
Foreign rate differential	(189.7)	(148.9)
Income tax credits	(233.6)	(241.4)
Manufacturing deduction	(25.5)	(27.2)
Singapore tax holiday	(14.0)	(11.5)
Impact of change in tax laws and apportionment on deferred taxes	0.3	(13.5)
Nondeductible expenses	6.3	6.9
Tax return reassessments and settlements	(41.0)	(51.0)
State income taxes, net of federal tax	(6.3)	(4.8)
Other, net	2.7	(2.7)

Benefit from income taxes	$(20.6)	$(20.3)
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
The company has significant activities in Singapore and has received considerable tax incentives. The local taxing authority granted the company pioneer company status which provides an incentive encouraging companies to undertake activities that have the effect of promoting economic or technological development in Singapore. This incentive equates to a tax exemption on earnings associated with most of the company’s manufacturing activities in Singapore and continues through December 31, 2021. In 2016 and 2015, the impact of this tax holiday decreased the annual effective tax rates by 1.0% and 0.8%, respectively, and increased diluted earnings per share by approximately $0.04 and $0.03, respectively.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The company's unrecognized tax benefits increased to $458 million at October 1, 2016, from $350 million at December 31, 2015. Of the total increase, $51 million resulted from acquisitions, $43 million resulted from tax planning related to prior years that resulted in amended tax filings and $14 million resulted from the utilization of deferred tax assets.

Note 8.	Earnings per Share

	Three Months Ended		Nine Months Ended
	October 1,	September 26,	October 1,	September 26,
(In millions except per share amounts)	2016	2015	2016	2015

Income from Continuing Operations	$473.5	$477.3	$1,392.6	$1,374.0
Loss from Discontinued Operations	—	(1.2)	(0.3)	(1.2)

Net Income	$473.5	$476.1	$1,392.3	$1,372.8

Basic Weighted Average Shares	394.7	399.0	394.8	398.4
Plus Effect of:
Stock options and restricted units	2.7	3.0	2.8	3.3

Diluted Weighted Average Shares	397.4	402.0	397.6	401.7

Basic Earnings per Share:
Continuing operations	$1.20	$1.20	$3.53	$3.45
Discontinued operations	—	—	—	—

Basic Earnings per Share	$1.20	$1.19	$3.53	$3.45

Diluted Earnings per Share:
Continuing operations	$1.19	$1.19	$3.50	$3.42
Discontinued operations	—	—	—	—

Diluted Earnings per Share	$1.19	$1.18	$3.50	$3.42
Options to purchase 0.1 million, 3.5 million, 1.8 million and 3.7 million shares of common stock were not included in the computation of diluted earnings per share for the third quarter of 2016 and 2015 and the first nine months of 2016 and 2015, respectively, because their effect would have been antidilutive.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 9.	Debt and Other Financing Arrangements

	Effective Interest Rate at October 1,	October 1,	December 31,
(Dollars in millions)	2016	2016	2015

Commercial Paper	1.32%	$820.5	$49.6
Term Loan	1.70%	1,950.0	—
2.25% 5-Year Senior Notes, Due 8/15/2016		—	1,000.0
1.30% 3-Year Senior Notes, Due 2/1/2017	1.21%	900.0	900.0
1.85% 5-Year Senior Notes, Due 1/15/2018	2.01%	500.0	500.0
Floating Rate 2-Year Senior Notes, Due 8/9/2018 (euro-denominated)	0.15%	674.1	—
2.15% 3-Year Senior Notes, Due 12/14/2018	2.35%	450.0	450.0
2.40% 5-Year Senior Notes, Due 2/1/2019	2.59%	900.0	900.0
6.00% 10-Year Senior Notes, Due 3/1/2020	2.98%	750.0	750.0
4.70% 10-Year Senior Notes, Due 5/1/2020	4.23%	300.0	300.0
1.50% 5-Year Senior Notes, Due 12/1/2020 (euro-denominated)	1.61%	477.5	461.6
5.00% 10-Year Senior Notes, Due 1/15/2021	3.24%	400.0	400.0
4.50% 10-Year Senior Notes, Due 3/1/2021	3.48%	1,000.0	1,000.0
3.60% 10-Year Senior Notes, Due 8/15/2021	3.15%	1,100.0	1,100.0
3.30% 7-Year Senior Notes, Due 2/15/2022	3.43%	800.0	800.0
2.15% 7-Year Senior Notes, Due 7/21/2022 (euro-denominated)	2.28%	561.8	543.1
3.15% 10-Year Senior Notes, Due 1/15/2023	3.31%	800.0	800.0
3.00% 7-Year Senior Notes Due 4/15/2023	3.18%	1,000.0	—
4.15% 10-Year Senior Notes, Due 2/1/2024	4.16%	1,000.0	1,000.0
0.75% 8-Year Senior Notes, Due 9/12/2024 (euro-denominated)	0.94%	1,123.5	—
2.00% 10-Year Senior Notes, Due 4/15/2025 (euro-denominated)	2.09%	719.0	695.2
3.65% 10-Year Senior Notes, Due 12/15/2025	3.77%	350.0	350.0
2.95% 10-Year Senior Notes, Due 9/19/2026	3.19%	1,200.0	—
1.375% 12-Year Senior Notes, 9/12/2028 (euro-denominated)	1.46%	674.1	—
5.30% 30-Year Senior Notes, Due 2/1/2044	5.37%	400.0	400.0
Other		13.7	16.3

Total Borrowings at Par Value		18,864.2	12,415.8
Fair Value Hedge Accounting Adjustments		73.9	6.2
Unamortized Premium, Net		56.5	104.7
Unamortized Debt Issuance Costs (Note 1)		(82.1)	(54.7)

Total Borrowings at Carrying Value		18,912.5	12,472.0
Less: Short-term Obligations and Current Maturities		1,972.1	1,051.8

Long-term Obligations		$16,940.4	$11,420.2
The effective interest rates for the fixed-rate debt include the stated interest on the notes, the accretion of any discount or amortization of any premium, the amortization of any debt issuance costs and, if applicable, adjustments related to hedging.
See Note 12 for fair value information pertaining to the company’s long-term obligations.
Credit Facilities
In July 2016, the company replaced its existing revolving credit facility with a new facility with a bank group that provides for up to $2.50 billion of unsecured multi-currency revolving credit. The facility expires in July 2021. The agreement calls for interest at either a LIBOR-based rate, a EURIBOR-based rate (for funds drawn in Euro) or a rate based on the prime lending rate of the agent bank, at the company’s option. The agreement contains affirmative, negative and financial covenants, and events of default customary for financings of this type. The financial covenants require the company to maintain a Consolidated

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Leverage Ratio of debt to EBITDA (as defined in the agreement) below 4.5 to 1.0 for the first two consecutive quarters after the closing date of the acquisition of FEI (see Note 2), stepping down to 4.0 to 1.0 for the two immediately following fiscal quarters and then stepping down to 3.5 to 1.0 each fiscal quarter thereafter. The agreement also requires the company to maintain an Interest Coverage Ratio of EBITDA (as defined in the agreement) to interest expense of 3.0 to 1.0. The credit agreement permits the company to use the facility for working capital; acquisitions; repurchases of common stock, debentures and other securities; the refinancing of debt; and general corporate purposes. The credit agreement allows for the issuance of letters of credit, which reduces the amount available for borrowing. If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of October 1, 2016, no borrowings were outstanding under the facility, although available capacity was reduced by approximately $67 million as a result of outstanding letters of credit.
Term Loans
In connection with the acquisition of FEI, the company entered into a term loan agreement. The term loan agreement is a 3-year unsecured $2.00 billion term loan facility. The agreement calls for interest at either a LIBOR-based rate, a EURIBOR-based rate (for funds drawn under the term loan in Euro) or a rate based on the prime lending rate of the agent bank, at the company’s option. The agreements contain affirmative, negative and financial covenants, and events of default customary for financings of this type. The financial covenants are consistent with those in the revolving credit facility described above.
In the first quarter of 2016, in connection with the acquisition of Affymetrix, the company entered into a 364-day $1.00 billion unsecured term loan agreement. In August 2016, the company used the proceeds from the issuance of the floating rate senior notes due 2018 to repay the remaining balance of this term loan.
Senior Notes
Interest on the floating rate senior notes is payable quarterly. Interest is payable annually on the other euro-denominated senior notes and semi-annually on all other senior notes. Each of the notes may be redeemed at a redemption price of 100% of the principal amount plus a specified make-whole premium plus accrued interest. The company is subject to certain affirmative and negative covenants under the indentures governing the senior notes, the most restrictive of which limits the ability of the company to pledge principal properties as security under borrowing arrangements.
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
In August 2016, Thermo Fisher Scientific (Finance I) B.V., a wholly-owned finance subsidiary of the company issued the Floating Rate Senior Notes due 2018 included in the table above. This subsidiary has no independent function other than financing activities. The Floating Rate Senior Notes due 2018 are fully and unconditionally guaranteed by the company and no other subsidiaries of the company have guaranteed the obligations.
During the third quarter of 2016, the company issued the 0.75% Senior Notes due 2024, the 2.95% Senior Notes due 2026 and the 1.375% Senior Notes due 2028, included in the table above. The proceeds from these issuances, along with the proceeds from the 3-year unsecured term loan facility described above, were used to fund the acquisition of FEI and, in October 2016, to redeem the 1.30% Senior Notes due 2017.
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
The company has entered into LIBOR-based interest rate swap arrangements with various banks on several of its outstanding senior notes. The aggregate amounts of the swaps are equal to the principal amounts of the notes and the payment dates of the swaps coincide with the interest payment dates of the notes. The swap contracts provide for the company to pay a

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

variable interest rate and receive a fixed rate. The variable interest rates reset monthly. The swaps have been accounted for as fair value hedges of the notes. See Note 12 for additional information. The following table summarizes the outstanding interest rate swap arrangements on the company's senior notes at October 1, 2016:

	Aggregate Notional Amount		Pay Rate as of
(Dollars in millions)		Pay Rate	October 1, 2016	Receive Rate

1.30% Senior Notes due 2017	$900.0	1-month LIBOR + 0.6616%	1.1888%	1.30%
4.50% Senior Notes due 2021	1,000.0	1-month LIBOR + 3.4420%	3.9692%	4.50%
3.60% Senior Notes due 2021	1,100.0	1-month LIBOR + 2.5150%	3.0393%	3.60%
3.00% Senior Notes due 2023	1,000.0	1-month LIBOR + 1.7640%	2.2883%	3.00%

Note 10.	Commitments and Contingencies
Environmental Matters
The company is currently involved in various stages of investigation and remediation related to environmental matters. The company cannot predict all potential costs related to environmental remediation matters and the possible impact on future operations given the uncertainties regarding the extent of the required cleanup, the complexity and interpretation of applicable laws and regulations, the varying costs of alternative cleanup methods and the extent of the company’s responsibility. Expenses for environmental remediation matters related to the costs of installing, operating and maintaining groundwater-treatment systems and other remedial activities related to historical environmental contamination at the company’s domestic and international facilities were not material in any period presented. The company records accruals for environmental remediation liabilities, based on current interpretations of environmental laws and regulations, when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. The company calculates estimates based upon several factors, including reports prepared by environmental specialists and management’s knowledge of and experience with these environmental matters. The company includes in these estimates potential costs for investigation, remediation and operation and maintenance of cleanup sites. At October 1, 2016, the company’s total environmental liability was approximately $49 million. While management believes the accruals for environmental remediation are adequate based on current estimates of remediation costs, the company may be subject to additional remedial or compliance costs due to future events such as changes in existing laws and regulations, changes in agency direction or enforcement policies, developments in remediation technologies or changes in the conduct of the company’s operations, which could have a material adverse effect on the company’s financial position, results of operations or cash flows.
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
Changes in each component of accumulated other comprehensive items, net of tax are as follows:

(In millions)	Currency Translation Adjustment	Unrealized Gains on Available-for- Sale Investments	Unrealized Losses on Hedging Instruments	Pension and Other Postretirement Benefit Liability Adjustment	Total

Balance at December 31, 2015	$(1,776.7)	$1.8	$(26.6)	$(195.8)	$(1,997.3)
Other comprehensive income (loss) before reclassifications	(127.8)	(1.0)	(36.6)	(1.1)	(166.5)
Amounts reclassified from accumulated other comprehensive items	—	0.7	4.3	4.1	9.1

Net other comprehensive items	(127.8)	(0.3)	(32.3)	3.0	(157.4)

Balance at October 1, 2016	$(1,904.5)	$1.5	$(58.9)	$(192.8)	$(2,154.7)

Note 12.	Fair Value Measurements and Fair Value of Financial Instruments
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present information about the company’s financial assets and liabilities measured at fair value on a recurring basis as of October 1, 2016 and December 31, 2015:

	October 1,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2016	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents	$851.0	$851.0	$—	$—
Bank time deposits	2.0	2.0	—	—
Investments in mutual funds and other similar instruments	17.3	17.3	—	—
Warrants	2.8	—	2.8	—
Insurance contracts	117.8	—	117.8	—
Derivative contracts	27.8	—	27.8	—

Total Assets	$1,018.7	$870.3	$148.4	$—

Liabilities
Derivative contracts	$11.0	$—	$11.0	$—
Contingent consideration	1.0	—	—	1.0

Total Liabilities	$12.0	$—	$11.0	$1.0

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2015	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents	$54.6	$54.6	$—	$—
Bank time deposits	2.0	2.0	—	—
Investments in mutual funds and other similar instruments	7.6	7.6	—	—
Warrants	3.4	—	3.4	—
Insurance contracts	108.1	—	108.1	—
Derivative contracts	13.8	—	13.8	—

Total Assets	$189.5	$64.2	$125.3	$—

Liabilities
Derivative contracts	$41.8	$—	$41.8	$—
Contingent consideration	1.9	—	—	1.9

Total Liabilities	$43.7	$—	$41.8	$1.9
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
The notional amounts of derivative contracts outstanding, consisting of interest rate swaps and currency exchange contracts, totaled $8.28 billion and $6.63 billion at October 1, 2016 and December 31, 2015, respectively.

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

	Fair Value – Assets		Fair Value – Liabilities
	October 1,	December 31,	October 1,	December 31,
(In millions)	2016	2015	2016	2015

Derivatives Designated as Hedging Instruments
Interest rate swaps (a)	$13.0	$0.2	$—	$16.4
Derivatives Not Designated as Hedging Instruments
Currency exchange contracts (b)	14.8	13.6	11.0	25.4

(a)	The fair value of the interest rate swaps is included in the consolidated balance sheet under the captions other assets or other long-term liabilities.

(b)	The fair value of the currency exchange contracts is included in the consolidated balance sheet under the captions other current assets or other accrued expenses.

	Gain (Loss) Recognized
	Three Months Ended		Nine Months Ended
	October 1,	September 26,	October 1,	September 26,
(In millions)	2016	2015	2016	2015

Derivatives Designated as Fair Value Hedges
Interest rate swaps - effective portion	$4.9	$9.5	$17.0	$25.7
Interest rate swaps - ineffective portion (a)	1.1	(0.2)	1.6	(7.4)
Derivatives Not Designated as Hedging Instruments
Currency exchange contracts
Included in cost of revenues	$(3.7)	$(6.0)	$(18.7)	$11.5
Included in other expense, net	1.2	(6.4)	(42.9)	130.6

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
The company also uses foreign currency-denominated debt to partially hedge its net investments in foreign operations against adverse movements in exchange rates. The company’s euro-denominated senior notes have been designated as, and are effective as, economic hedges of part of the net investment in a foreign operation. Accordingly, foreign currency transaction gains or losses due to spot rate fluctuations on the euro-denominated debt instruments are included in currency translation adjustment within other comprehensive income and shareholders’ equity. In the first nine months of 2016 and 2015, pre-tax net (losses)/gains of $(54) million and $43 million, respectively, from the euro-denominated notes were included in currency translation adjustment.
Cash Flow Hedge Arrangements
In 2015, the company entered into interest rate swap arrangements to mitigate the risk of interest rates rising prior to completion of a debt offering in 2016. Based on the company’s conclusion that a debt offering was probable as a result of debt maturing in 2016 and that such debt would carry semi-annual interest payments over a 10-year term, the swaps hedged the cash flow risk for each of the semi-annual fixed-rate interest payments on $1.00 billion of principal amount of the planned fixed-rate debt issue. The change in the fair value of the hedge during 2016, $37 million, net of tax, was classified as a decrease to accumulated other comprehensive items within shareholders’ equity. The hedge was terminated in advance of completing a debt offering in April 2016 (Note 9). The fair value of the hedge at that time, $46 million, net of tax, was classified as a reduction to accumulated other comprehensive items and is being amortized to interest expense over the term of the debt.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Fair Value of Other Financial Instruments
The carrying value and fair value of the company’s notes receivable and debt obligations are as follows:

	October 1, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
(In millions)	Value	Value	Value	Value

Notes Receivable	$12.4	$14.4	$12.1	$14.9

Debt Obligations:
Senior notes	$16,132.3	$16,816.1	$12,406.1	$12,618.8
Term loan	1,946.0	1,950.0	—	—
Commercial paper	820.5	820.5	49.6	49.6
Other	13.7	13.7	16.3	16.3

	$18,912.5	$19,600.3	$12,472.0	$12,684.7
The fair value of debt obligations was determined based on quoted market prices and on borrowing rates available to the company at the respective period ends which represent level 2 measurements.

Note 13.	Supplemental Cash Flow Information

	Nine Months Ended
	October 1,	September 26,
(In millions)	2016	2015

Non-cash Activities
Fair value of assets of acquired businesses	$6,969.7	$315.6
Cash paid for acquired businesses	(5,599.2)	(307.6)

Liabilities assumed of acquired businesses	$1,370.5	$8.0

Declared but unpaid dividends	$60.2	$61.1

Issuance of stock upon vesting of restricted stock units	$125.2	$129.4

Note 14.	Restructuring and Other Costs, Net
Restructuring and other costs in the first nine months of 2016 included continuing charges for headcount reductions and facility consolidations in an effort to streamline operations, including the closure and consolidation of operations within several facilities in the U.S., Europe and Asia; third-party acquisition transaction and integration costs primarily associated with the acquisitions of FEI and Affymetrix; sales of inventories revalued at the date of acquisition; costs to conform the accounting policies of FEI and Affymetrix with the company's accounting policies; costs to achieve synergies related to acquisitions, including severance and abandoned facility costs; and net charges for litigation matters. These charges were partially offset by gains on sales of real estate. In the first nine months of 2016, severance actions associated with facility consolidations and cost reduction measures affected approximately 2% of the company’s workforce.
As of November 4, 2016, the company has identified restructuring actions that will result in additional charges of approximately $70 million, primarily in 2016 and 2017, which will be recorded when specified criteria are met, such as communication of benefit arrangements and abandonment of leased facilities.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Third Quarter of 2016
During the third quarter of 2016, the company recorded net restructuring and other costs by segment as follows:

(In millions)	Cost of Revenues	Selling, General and Administrative Expenses	Restructuring and Other Costs, Net	Total

Life Sciences Solutions	$10.8	$6.2	$10.2	$27.2
Analytical Instruments	21.6	39.1	30.9	91.6
Specialty Diagnostics	—	—	11.7	11.7
Laboratory Products and Services	—	—	1.5	1.5
Corporate	—	17.2	0.6	17.8

	$32.4	$62.5	$54.9	$149.8
The components of net restructuring and other costs by segment are as follows:
Life Sciences Solutions
In the third quarter of 2016, the Life Sciences Solutions segment recorded $27.2 million of net restructuring and other charges, including charges to cost of revenues of $10.8 million for sales of inventories revalued at the date of acquisition. The segment also recorded $6.2 million of charges to selling, general and administrative expenses principally for third-party transaction and integration costs related to the acquisition of Affymetrix. In addition, the segment recorded $10.2 million of restructuring and other costs, net, most of which were cash costs associated with headcount reductions and actions to achieve related synergies in the U.S.
Analytical Instruments
In the third quarter of 2016, the Analytical Instruments segment recorded $91.6 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $21.6 million, including $16.1 million to conform the accounting policies of FEI with the company's accounting policies and $5.5 million for the sales of inventory revalued at the date of acquisition. The segment recorded $39.1 million of charges to selling, general, and administrative expense, including $30.5 million for third-party transaction costs related to the acquisition of FEI (Note 2), as well as $8.5 million to conform the accounting policies of FEI with the company's accounting policies. The segment also recorded $30.9 million of cash restructuring costs, primarily for severance obligations payable to former FEI executives.
Specialty Diagnostics
In the third quarter of 2016, the Specialty Diagnostics segment recorded $11.7 million of net restructuring and other costs, including $10.0 million of charges for litigation-related matters, with the remainder principally for severance associated with headcount reductions in Europe.
Laboratory Products and Services
In the third quarter of 2016, the Laboratory Products and Services segment recorded $1.5 million of net restructuring and other charges, including $2.2 million of cash restructuring costs primarily for employee severance and other costs associated facility consolidations in the U.S. These cash costs were partially offset by $0.7 million of net gains associated with litigation-related matters of a divested business.
Corporate
In the third quarter of 2016, the company recorded $17.8 million of restructuring and other costs, principally within selling, general, and administrative expense, including $17.2 million of charges for product liability litigation. The company also recorded $0.6 million of cash restructuring costs associated with facility consolidation at its corporate operations.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

First Nine Months of 2016
During the first nine months of 2016, the company recorded net restructuring and other costs by segment as follows:

(In millions)	Cost of Revenues	Selling, General and Administrative Expenses	Restructuring and Other Costs, Net	Total

Life Sciences Solutions	$30.9	$32.6	$57.4	$120.9
Analytical Instruments	21.6	40.9	55.4	117.9
Specialty Diagnostics	—	—	11.6	11.6
Laboratory Products and Services	7.9	0.5	15.4	23.8
Corporate	—	21.2	1.1	22.3

	$60.4	$95.2	$140.9	$296.5
The components of net restructuring and other costs by segment are as follows:
Life Sciences Solutions
In the first nine months of 2016, the Life Sciences Solutions segment recorded $120.9 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $30.9 million, including $27.0 million for sales of inventories revalued at the date of acquisition and $3.9 million to conform the accounting policies of Affymetrix with the company's accounting policies. The segment also recorded $32.6 million of charges to selling, general and administrative expenses, including $30.9 million of third-party transaction and integration costs related to the acquisition of Affymetrix and $3.6 million for accelerated depreciation at facilities closing due to real estate consolidation, which were offset in part by credits of $1.9 million from contingent acquisition consideration. In addition, the segment recorded $62.3 million of cash restructuring costs, including $44.6 million of severance and related costs primarily to achieve acquisition synergies, and $17.7 million of abandoned facilities costs principally for the consolidation of facilities in the U.S. These costs were offset in part by $4.3 million of net gains on litigation-related matters at acquired businesses and $0.6 million of other non-cash income, net.
Analytical Instruments
In the first nine months of 2016, the Analytical Instruments segment recorded $117.9 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $21.6 million, including $16.1 million to conform the accounting policies of FEI with the company's accounting policies and $5.5 million for the sales of inventory revalued at the date of acquisition. The segment recorded $40.9 million of charges to selling, general, and administrative expense, including $32.2 million for third-party transaction costs related to the acquisition of FEI, as well as $8.5 million of charges to conform the accounting policies of FEI with the company's accounting policies. The segment also recorded $58.1 million of cash restructuring costs primarily for severance obligations payable to former FEI executives, and charges associated with abandoned facilities, including remediation and other closure costs of a manufacturing facility in the U.S. These costs were offset in part by $2.7 million of gains on the sale of real estate.
Specialty Diagnostics
In the first nine months of 2016, the Specialty Diagnostics segment recorded $11.6 million of net restructuring and other charges including $10.0 million of charges for litigation-related matters, as well as $3.7 million of cash restructuring costs for severance and other costs associated with headcount reductions and facility consolidations. These charges were partially offset by $2.1 million of other income, primarily gains on the sale of real estate.
Laboratory Products and Services
In the first nine months of 2016, the Laboratory Products and Services segment recorded $23.8 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $7.9 million, including $6.2 million for sales of inventories revalued at the date of acquisition, and $1.7 million for accelerated depreciation at facilities closing due to real estate consolidation. The segment also recorded $0.5 million of charges to selling, general and administrative expenses for accelerated depreciation at facilities closing due to real estate consolidation. The company recorded $10.1 million of cash restructuring costs, primarily for employee severance and other costs associated with headcount reductions and facility

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

consolidations. In addition, the segment recorded $6.8 million of charges for an increase in environmental remediation cost estimates associated with a Superfund site in the U.S., offset in part by $1.3 million of gain on the settlement of litigation.
Corporate
In the first nine months of 2016, the company recorded $22.3 million of restructuring and other costs, principally within selling, general, and administrative expenses, including $17.2 million of charges for product liability litigation and $4.0 million of accelerated depreciation on information system to be abandoned due to integration synergies. The segment also recorded $1.5 million of restructuring charges for severance and costs associated with facility consolidation at its corporate operations. These charges were offset in part by $0.4 million of income from the settlement of a retirement plan.
The following table summarizes the cash components of the company’s restructuring plans. The non-cash components and other amounts reported as restructuring and other costs, net, in the accompanying statement of income have been summarized in the notes to the tables. Accrued restructuring costs are included in other accrued expenses in the accompanying balance sheet.

(In millions)	Severance	Abandonment of Excess Facilities	Other (a)	Total

Balance at December 31, 2015	$15.2	$13.1	$3.0	$31.3
Costs incurred in 2016 (c)	84.9	43.4	8.5	136.8
Reserves reversed (b)	(0.7)	(0.2)	(0.2)	(1.1)
Payments	(36.2)	(16.6)	(8.9)	(61.7)
Currency translation	0.2	—	—	0.2

Balance at October 1, 2016	$63.4	$39.7	$2.4	$105.5

(a)
Other includes relocation and moving expenses associated with facility consolidations, as well as employee retention costs which are accrued ratably over the period through which employees must work to qualify for a payment.

(b)	Represents reductions in cost of plans.

(c)	Excludes $5.2 million of charges, net, primarily associated with environmental and litigation-related matters and sales of real estate.
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
On March 31, 2016, the company acquired, within the Life Sciences Solutions segment, Affymetrix, Inc., a North America-based provider of cellular and genetic analysis products, for a total purchase price of $1.34 billion, net of cash acquired, including the assumption of $254 million of debt. The acquisition expands the company's existing portfolio of antibodies and assays for flow cytometry and single-cell biology applications. Additionally, the acquisition expands the company's genetic analysis portfolio through the addition of microarrays. Revenues of Affymetrix were $360 million in 2015.
On September 19, 2016, the company acquired, within the Analytical Instruments segment, FEI Company, a North America-based provider of high-performance electron microscopy, for a total purchase price of $4.08 billion, net of cash acquired. The acquisition strengthens the company's analytical instrument portfolio with the addition of high-end electron microscopes. Revenues of FEI were $930 million in 2015.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Overview of Results of Operations and Liquidity

	Three Months Ended				Nine Months Ended
	October 1,		September 26,		October 1,		September 26,
(Dollars in millions)	2016		2015		2016		2015

Revenues
Life Sciences Solutions	$1,231.5	27.4%	$1,080.4	26.2%	$3,642.1	27.3%	$3,229.6	26.2%
Analytical Instruments	898.0	20.0%	778.5	18.9%	2,451.2	18.4%	2,282.9	18.5%
Specialty Diagnostics	798.9	17.8%	776.9	18.8%	2,504.8	18.8%	2,379.2	19.3%
Laboratory Products and Services	1,746.2	38.9%	1,638.2	39.7%	5,273.0	39.6%	4,844.9	39.3%
Eliminations	(183.7)	(4.1)%	(150.8)	(3.6)%	(550.2)	(4.1)%	(423.7)	(3.3)%

	$4,490.9	100%	$4,123.2	100%	$13,320.9	100%	$12,312.9	100%
Sales in the third quarter of 2016 were $4.49 billion, an increase of $368 million from 2015. Sales increased $201 million due to acquisitions, net of divestitures. The unfavorable effects of currency translation resulted in a decrease in revenues of $13 million in the third quarter of 2016. Aside from the effects of acquisitions, divestitures and currency translation, revenues increased $179 million (4%) primarily due to increased demand in the fiscal quarter compared to the 2015 quarter. Demand from customers in pharmaceutical and biotech industries was particularly strong. Sales to customers in the company's primary end markets grew except for industrial and applied markets where sales decreased slightly. Sales growth was modest in North America, moderate in Europe and strong in Asia.
In the third quarter of 2016, total company operating income and operating income margin were $541 million and 12.0%, respectively, compared with $563 million and 13.7%, respectively, in 2015. The decrease in operating income was primarily due to higher restructuring and acquisition-related costs and, to a lesser extent, strategic growth investments, offset in part by productivity improvements, net of inflationary cost increases and profit on higher sales in local currencies. The company’s references to strategic growth investments generally refer to targeted spending for enhancing commercial capabilities, including expansion of geographic sales reach and e-commerce platforms, marketing initiatives, focused research projects and other expenditures to enhance the customer experience. The company’s references throughout this discussion to productivity improvements generally refer to improved cost efficiencies from its Practical Process Improvement (PPI) business system, reduced costs resulting from global sourcing initiatives, a lower cost structure following restructuring actions, including headcount reductions and consolidation of facilities, and low cost region manufacturing.
The company recorded a $46 million benefit from income taxes in the third quarter of 2016 including discrete benefits totaling $39 million, or 9.1 percentage points, related to prior year tax filings. The tax provision in the third quarter of 2016 was also favorably affected by $9 million, or 2.0 percentage points, as a result of adjustments to deferred tax balances due to changes in tax rates. The company expects its effective tax rate for all of 2016 will be less than 2% based on currently forecasted rates of profitability in the countries in which the company conducts business. Due primarily to the non-deductibility of intangible asset amortization for tax purposes, the company’s cash payments for income taxes are higher than its income tax expense for financial reporting purposes and are expected to total $630 to $700 million in 2016. The company recorded a $9 million benefit from income taxes in the third quarter of 2015 including discrete benefits totaling $44 million related to additional prior year foreign tax and other credits as well as restructuring and other costs associated with the 2014 acquisition of Life Technologies. The effective rate in both periods was also affected by relatively significant earnings in lower tax jurisdictions.
Income from continuing operations decreased to $474 million in the third quarter of 2016, from $477 million in the third quarter of 2015 due to i) the decrease in operating income in the 2016 period (discussed above), ii) an increase in interest expense due to increases in outstanding debt and effective interest rates and iii) charges related to obtaining bridge financing for the pending acquisition of FEI. These decreases were substantially offset by an increase in the income tax benefit in the 2016 period (discussed above),
During the first nine months of 2016, the company’s cash flow from operations totaled $1.95 billion compared with $1.59 billion for 2015. The increase primarily resulted from lower investments in working capital in the 2016 period.
As of October 1, 2016, the company’s short-term debt totaled $1.97 billion, including $0.90 billion of senior notes, which were repaid in October 2016, $250 million due within the next twelve months under a 3-year term loan agreement and $821 million of commercial paper obligations. The company has a revolving credit facility with a bank group that provides up to

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Overview of Results of Operations and Liquidity (continued)

$2.50 billion of unsecured multi-currency revolving credit. If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of October 1, 2016, no borrowings were outstanding under the company’s revolving credit facility, although available capacity was reduced by approximately $67 million as a result of outstanding letters of credit.
The company believes that its existing cash and cash equivalents of $1.97 billion as of October 1, 2016 and its future cash flow from operations together with available borrowing capacity under its revolving credit agreement will be sufficient to fund the debt repayment made in October 2016 and to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months.
Critical Accounting Policies and Estimates
The company’s discussion and analysis of its financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent liabilities. On an on-going basis, management evaluates its estimates, including those related to bad debts, inventories, business combinations, intangible assets and goodwill, sales returns, income taxes, contingencies and litigation, and pension costs. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management bases its estimates on historical experience, current market and economic conditions and other assumptions that management believes are reasonable. The results of these estimates form the basis for judgments about the carrying value of assets and liabilities where the values are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements of the company’s Form 10-K for 2015, describe the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no significant changes in the company's critical accounting policies during the first nine months of 2016.
Results of Operations
Third Quarter 2016 Compared With Third Quarter 2015

	Three Months Ended
(In millions)	October 1, 2016	September 26, 2015	Total Change	Currency Translation	Acquisitions/ Divestitures	Operations

Revenues
Life Sciences Solutions	$1,231.5	$1,080.4	$151.1	$(0.9)	$75.9	$76.1
Analytical Instruments	898.0	778.5	119.5	(0.3)	98.8	21.0
Specialty Diagnostics	798.9	776.9	22.0	(1.5)	—	23.5
Laboratory Products and Services	1,746.2	1,638.2	108.0	(14.3)	28.2	94.1
Eliminations	(183.7)	(150.8)	(32.9)	4.1	(1.6)	(35.4)

Consolidated Revenues	$4,490.9	$4,123.2	$367.7	$(12.9)	$201.3	$179.3
Sales in the third quarter of 2016 were $4.49 billion, an increase of $368 million from the third quarter of 2015. Sales increased $201 million due to acquisitions, net of divestitures. The unfavorable effects of currency translation resulted in a decrease in revenues of $13 million in 2016. Aside from the effects of acquisitions/divestitures and currency translation, revenues increased $179 million (4%) primarily due to increased demand in the fiscal quarter compared to the 2015 quarter. Demand from customers in pharmaceutical and biotech industries was particularly strong. Sales to customers in the company's primary end markets grew except for industrial and applied markets where sales decreased slightly. Sales growth was modest in North America, moderate in Europe and strong in Asia.
In the third quarter of 2016, total company operating income and operating income margin were $541 million and 12.0%, respectively, compared with $563 million and 13.7%, respectively, in 2015. The decrease in operating income was primarily due to higher restructuring and acquisition-related costs and, to a lesser extent, strategic growth investments, offset in part by productivity improvements, net of inflationary cost increases and profit on higher sales in local currencies.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

In the third quarter of 2016, the company recorded restructuring and other costs, net, of $150 million, including $32 million of charges to cost of revenues for the sale of inventories revalued at the date of acquisition and to conform the accounting policies of FEI with the company's accounting policies. The company recorded $63 million of charges to selling, general and administrative expenses, primarily for third-party transaction costs related to the acquisitions of FEI and Affymetrix as well as product liability litigation. In addition, the company recorded $45 million of cash restructuring costs, primarily to achieve acquisition synergies, including severance and abandoned facilities costs associated with the closure and consolidation of facilities in the U.S. The company’s other businesses incurred costs for continued headcount reductions and facility consolidations in an effort to streamline operations including severance at several businesses and abandoned facility expenses at businesses that have been or are being consolidated in the U.S., Europe and Asia. The company also recorded $10 million of other charges, net, principally associated with litigation-related matters (see Note 14).
In the third quarter of 2015, the company recorded restructuring and other costs, net, of $41 million primarily for charges associated with product liability litigation and costs of streamlining operations, including severance and other costs associated with headcount reductions at several businesses. These charges also were for actions to achieve synergies from the Life Technologies acquisition.
As of November 4, 2016, the company has identified restructuring actions that will result in additional charges of approximately $70 million in 2016 and 2017, and expects to identify additional actions during 2016 which will be recorded when specified criteria are met, such as communication of benefit arrangements and abandonment of leased facilities.
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

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

	Three Months Ended
	October 1,	September 26,
(Dollars in millions)	2016	2015	Change

Revenues
Life Sciences Solutions	$1,231.5	$1,080.4	14%
Analytical Instruments	898.0	778.5	15%
Specialty Diagnostics	798.9	776.9	3%
Laboratory Products and Services	1,746.2	1,638.2	7%
Eliminations	(183.7)	(150.8)	22%

Consolidated Revenues	$4,490.9	$4,123.2	9%

Segment Income
Life Sciences Solutions	$370.1	$332.7	11%
Analytical Instruments	190.1	146.5	30%
Specialty Diagnostics	214.4	204.9	5%
Laboratory Products and Services	257.9	249.6	3%

Subtotal Reportable Segments	1,032.5	933.7	11%

Cost of Revenues Charges	(32.4)	(0.8)
Selling, General and Administrative Charges, Net	(62.5)	(24.6)
Restructuring and Other Costs, Net	(54.9)	(15.5)
Amortization of Acquisition-related Intangible Assets	(341.6)	(329.9)

Consolidated Operating Income	$541.1	$562.9	(4)%

Reportable Segments Operating Income Margin	23.0%	22.6%

Consolidated Operating Income Margin	12.0%	13.7%
Income from the company’s reportable segments increased 11% to $1.03 billion in the third quarter of 2016 due primarily to productivity improvements, net of inflationary cost increases and profit on higher sales in local currencies. These increases were offset in part by strategic growth investments and unfavorable sales mix.
Life Sciences Solutions

	Three Months Ended
	October 1,	September 26,
(Dollars in millions)	2016	2015	Change

Revenues	$1,231.5	$1,080.4	14%

Operating Income Margin	30.1%	30.8%	-0.7 pt
Sales in the Life Sciences Solutions segment increased $151 million to $1.23 billion in the third quarter of 2016. Sales increased $76 million (7%) due to higher revenues at existing businesses and $76 million due to an acquisition, offset in part by a decrease of $1 million due to the unfavorable effects of currency translation. The increase in revenue at existing businesses was primarily due to increased demand for bioprocess production products as well as biosciences products and next generation sequencing offerings.
Operating income margin was 30.1% in the third quarter of 2016 compared to 30.8% in the third quarter of 2015. The decrease resulted primarily from unfavorable sales mix, acquisition dilution and strategic growth investments, offset in part by productivity improvements, net of inflationary cost increases and, to a lesser extent, profit on higher sales in local currencies.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

Analytical Instruments

	Three Months Ended
	October 1,	September 26,
(Dollars in millions)	2016	2015	Change

Revenues	$898.0	$778.5	15%

Operating Income Margin	21.2%	18.8%	2.4 pt
Sales in the Analytical Instruments segment increased $120 million to $898 million in the third quarter of 2016. Sales increased $99 million due to acquisitions and $21 million (3%) due to higher revenues at existing businesses. The increase in revenue at existing businesses was primarily due to increased demand for products sold by the segment's chromatography and mass spectrometry business and, to a lesser extent, by its environmental instruments business. These increases were offset in part by lower sales of chemical analysis products due primarily to softness in certain industrial end markets.
Operating income margin was 21.2% in the third quarter of 2016 compared to 18.8% in the third quarter of 2015. The increase resulted primarily from productivity improvements, net of inflationary cost increases and, to a lesser extent, favorable foreign currency exchange and the effect of acquisitions, offset in part by unfavorable sales mix and strategic growth investments.
Specialty Diagnostics

	Three Months Ended
	October 1,	September 26,
(Dollars in millions)	2016	2015	Change

Revenues	$798.9	$776.9	3%

Operating Income Margin	26.8%	26.4%	0.4 pt
Sales in the Specialty Diagnostics segment increased $22 million to $799 million in the third quarter of 2016. Sales increased $24 million (3%) due to higher revenues at existing businesses, offset in part by a decrease of $2 million due to the unfavorable effects of currency translation. The increase in revenue at existing businesses was primarily due to increased demand for products sold through the segment’s healthcare market channel and transplant diagnostics products.
Operating income margin was 26.8% in the third quarter of 2016 and 26.4% in the third quarter of 2015. The increase resulted primarily from productivity improvements, net of inflationary cost increases and, to a lesser extent, profit on higher sales in local currencies and favorable foreign currency exchange, offset in part by strategic growth investments.
Laboratory Products and Services

	Three Months Ended
	October 1,	September 26,
(Dollars in millions)	2016	2015	Change

Revenues	$1,746.2	$1,638.2	7%

Operating Income Margin	14.8%	15.2%	-0.4 pt
Sales in the Laboratory Products and Services segment increased $108 million to $1.75 billion in the third quarter of 2016. Sales increased $94 million (6%) due to higher revenues at existing businesses and $28 million due to an acquisition. These increases were offset in part by $14 million due to the unfavorable effects of currency translation. The increase in revenue at existing businesses was primarily due to increased demand for products sold through the segment's channel business as well as clinical trial logistics services.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

Operating income margin was 14.8% in the third quarter of 2016 and 15.2% in the third quarter of 2015. The decrease was primarily due to unfavorable sales mix and strategic growth investments, offset in part by productivity improvements, net of inflationary cost increases and, to a lesser extent, profit on higher sales in local currencies.
Other Expense, Net
The company reported other expense, net, of $113 million and $95 million in the third quarter of 2016 and 2015, respectively (Note 4). Interest expense increased $13 million primarily due to increases in outstanding debt to fund acquisitions. In 2016, other items, net includes $12 million of charges related to the amortization of fees paid to obtain bridge financing commitments for the acquisition of FEI. In 2015, other items, net includes a $3 million loss on the early extinguishment of debt.
Provision for Income Taxes
The company recorded a $46 million benefit from income taxes in the third quarter of 2016 including discrete benefits totaling $39 million, or 9.1 percentage points, related to prior year tax filings. The tax provision in the third quarter of 2016 was also favorably affected by $9 million, or 2.0 percentage points, as a result of adjustments to deferred tax balances due to changes in tax rates. The company expects its effective tax rate for all of 2016 will be less than 2% based on currently forecasted rates of profitability in the countries in which the company conducts business. Due primarily to the non-deductibility of intangible asset amortization for tax purposes, the company’s cash payments for income taxes are higher than its income tax expense for financial reporting purposes and are expected to total $630 to $700 million in 2016. The company recorded a $9 million benefit from income taxes in the third quarter of 2015 including discrete benefits totaling $44 million related to additional prior year foreign tax and other credits as well as restructuring and other costs associated with the 2014 acquisition of Life Technologies. The effective rate in both periods was also affected by relatively significant earnings in lower tax jurisdictions.
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
First Nine Months of 2016 Compared With First Nine Months of 2015

	Nine Months Ended
(In millions)	October 1, 2016	September 26, 2015	Total Change	Currency Translation	Acquisitions/ Divestitures	Operations

Revenues
Life Sciences Solutions	$3,642.1	$3,229.6	$412.5	$(23.5)	$169.8	$266.2
Analytical Instruments	2,451.2	2,282.9	168.3	(14.0)	99.1	83.2
Specialty Diagnostics	2,504.8	2,379.2	125.6	(11.2)	(0.7)	137.5
Laboratory Products and Services	5,273.0	4,844.9	428.1	(49.8)	89.3	388.6
Eliminations	(550.2)	(423.7)	(126.5)	8.3	(3.3)	(131.5)

Consolidated Revenues	$13,320.9	$12,312.9	$1,008.0	$(90.2)	$354.2	$744.0
Sales in the first nine months of 2016 were $13.32 billion, an increase of $1.01 billion from the first nine months of 2015. Sales increased $354 million due to acquisitions. The unfavorable effects of currency translation resulted in a decrease in revenues of $90 million in 2016. Aside from the effects of currency translation and acquisitions, revenues increased $744 million (6%) primarily due to increased demand and four extra selling days in the first quarter compared to the 2015 quarter. (The company's fourth quarter of 2016 will have four fewer selling days than the corresponding 2015 quarter.) Sales to customers in the company’s primary end markets grew. Demand from customers in pharmaceutical and biotech industries was particularly strong. Sales growth was strong in each of the company's primary geographic regions.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

In the first nine months of 2016, total company operating income and operating income margin were $1.70 billion and 12.7%, respectively, compared with $1.65 billion and 13.4%, respectively, in the first nine months of 2015. The increase in operating income was primarily due to productivity improvements, net of inflationary cost increases and profit on higher sales in local currencies. These increases were offset in part by higher restructuring and acquisition-related charges in the 2016 period, strategic growth investments and unfavorable sales mix.
In the first nine months of 2016, the company recorded restructuring and other costs, net, of $297 million, including $60 million of charges to cost of revenues for the sale of inventories revalued at the date of acquisition and to conform the accounting policies of FEI and Affymetrix with the company's accounting policies; $95 million of charges to selling, general and administrative expenses primarily for third-party transaction and integration costs related to the acquisitions of FEI and Affymetrix. In addition, the company recorded $136 million of cash restructuring costs, primarily to achieve acquisition synergies, including severance and abandoned facilities costs associated with the closure and consolidation of facilities in the U.S. The company’s other businesses incurred costs for continued headcount reductions and facility consolidations in an effort to streamline operations, including severance at several businesses and abandoned facility expenses at businesses that have been or are being consolidated in the U.S., Europe and Asia (see Note 14).
In the first nine months of 2015, the company recorded restructuring and other costs, net, of $106 million, including $3 million of charges to cost of revenues for accelerated depreciation at facilities closing due to real estate consolidation and the sale of inventories revalued at the date of acquisition; $35 million of charges to selling, general and administrative expenses primarily for charges associated with product liability litigation, third-party transaction and integration costs related to the acquisitions of Life Technologies and Alfa Aesar, and, to a lesser extent, accelerated depreciation at facilities closing due to real estate consolidation. In addition, the company recorded $66 million of cash restructuring costs primarily for actions to achieve synergies from the Life Technologies acquisition and for abandoned facilities costs associated with a manufacturing facility in the U.S. The company’s other businesses incurred costs for continued headcount reductions and facility consolidations in an effort to streamline operations, including severance at several businesses and abandoned facility expenses at businesses that have been or are being consolidated, including the consolidation of operations within several facilities in the U.S., Europe and Asia. The company also recorded charges for litigation-related matters associated with acquired and divested businesses. These costs were partially offset by gains on the sale of a small product line and real estate.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

Segment Results

	Nine Months Ended
	October 1,	September 26,
(Dollars in millions)	2016	2015	Change

Revenues
Life Sciences Solutions	$3,642.1	$3,229.6	13%
Analytical Instruments	2,451.2	2,282.9	7%
Specialty Diagnostics	2,504.8	2,379.2	5%
Laboratory Products and Services	5,273.0	4,844.9	9%
Eliminations	(550.2)	(423.7)	30%

Consolidated Revenues	$13,320.9	$12,312.9	8%

Segment Income
Life Sciences Solutions	$1,069.7	$954.9	12%
Analytical Instruments	446.7	407.8	10%
Specialty Diagnostics	682.4	646.2	6%
Laboratory Products and Services	795.9	731.7	9%

Subtotal Reportable Segments	2,994.7	2,740.6	9%

Cost of Revenues Charges	(60.4)	(2.5)
Selling, General and Administrative Charges, Net	(95.2)	(35.4)
Restructuring and Other Costs, Net	(140.9)	(67.9)
Amortization of Acquisition-related Intangible Assets	(1,001.6)	(988.8)

Consolidated Operating Income	$1,696.6	$1,646.0	3%

Reportable Segments Operating Income Margin	22.5%	22.3%

Consolidated Operating Income Margin	12.7%	13.4%
Income from the company’s reportable segments increased 9% to $2.99 billion in the first nine months of 2016 due primarily to productivity improvements, net of inflationary cost increases and profit on higher sales in local currencies. These increases were offset in part by strategic growth investments and unfavorable sales mix. The impact of having four extra selling days in the 2016 first quarter versus the 2015 first quarter benefited revenues for the company’s segments, particularly those with higher levels of consumables sales. In segments with a lower relative mix of consumable revenues, the extra days had a negative effect on operating margins, however, as the incremental revenues were less than the quarter’s daily average revenues while fixed costs were incurred irrespective of the level of incremental revenues from extra days in the quarter. The company expects a corresponding opposite effect in the fourth quarter of 2016 which has four fewer selling days than the fourth quarter of 2015.
Life Sciences Solutions

	Nine Months Ended
	October 1,	September 26,
(Dollars in millions)	2016	2015	Change

Revenues	$3,642.1	$3,229.6	13%

Operating Income Margin	29.4%	29.6%	-0.2 pt

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

Sales in the Life Sciences Solutions segment increased $413 million to $3.64 billion in the first nine months of 2016. Sales increased $266 million (8%) due to higher revenues at existing businesses and $170 million due to acquisitions, offset in part by a decrease of $24 million due to the unfavorable effects of currency translation. The increase in revenue at existing businesses was primarily due to increased demand for bioprocess production products and biosciences products as well as four extra selling days in the first quarter of 2016.
Operating income margin was 29.4% in the first nine months of 2016 compared to 29.6% in the first nine months of 2015. The decrease in operating margin resulted from unfavorable sales mix, acquisition dilution and strategic growth investments, offset by productivity improvements, net of inflationary cost increases and, to a lesser extent, profit on higher sales in local currencies.
Analytical Instruments

	Nine Months Ended
	October 1,	September 26,
(Dollars in millions)	2016	2015	Change

Revenues	$2,451.2	$2,282.9	7%

Operating Income Margin	18.2%	17.9%	0.3 pt
Sales in the Analytical Instruments segment increased $168 million to $2.45 billion in the first nine months of 2016. Sales increased $99 million due to acquisitions and $83 million (4%) due to higher revenues at existing businesses, offset in part by a decrease of $14 million due to the unfavorable effects of currency translation. The increase in revenue at existing businesses was primarily due to increased demand for products sold by the segment's chromatography and mass spectrometry business and, to a lesser extent, sales of service offerings by its environmental instruments business. These increases were offset in part by lower sales of chemical analysis products due primarily to softness in certain industrial end markets.
Operating income margin was 18.2% in the first nine months of 2016 compared to 17.9% in the first nine months of 2015. The increase resulted primarily from profit on higher sales in local currencies and productivity improvements, net of inflationary cost increases, offset in part by unfavorable sales mix, strategic growth investments and higher costs from four additional selling days in the first quarter of 2016.
Specialty Diagnostics

	Nine Months Ended
	October 1,	September 26,
(Dollars in millions)	2016	2015	Change

Revenues	$2,504.8	$2,379.2	5%

Operating Income Margin	27.2%	27.2%	0.0 pt
Sales in the Specialty Diagnostics segment increased $126 million to $2.50 billion in the first nine months of 2016. Sales increased $138 million (6%) due to higher revenues at existing businesses, offset in part by decreases of $11 million due to the unfavorable effects of currency translation and $1 million due to a divestiture. The increase in revenue at existing businesses was primarily due to increased demand for products sold through the segment’s healthcare market channel, immunodiagnostics products and clinical diagnostics products as well as four extra selling days in the first quarter of 2016.
Operating income margin was 27.2% in both the first nine months of 2016 and the first nine months of 2015. Increases resulting primarily from profit on higher sales in local currencies and, to a lesser extent, productivity improvements, net of inflationary cost increase were offset by strategic growth investments and unfavorable sales mix.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

Laboratory Products and Services

	Nine Months Ended
	October 1,	September 26,
(Dollars in millions)	2016	2015	Change

Revenues	$5,273.0	$4,844.9	9%

Operating Income Margin	15.1%	15.1%	0.0 pt
Sales in the Laboratory Products and Services segment increased $428 million to $5.27 billion in 2016. Sales increased $389 million (8%) due to higher revenues at existing businesses and $89 million due to an acquisition. These increases were offset in part by $50 million due to the unfavorable effects of currency translation. The increase in revenue at existing businesses was primarily due to increased demand for products in each of the segment’s principal businesses and four extra selling days in the first quarter of 2016.
Operating income margin was 15.1% in both the first nine months of 2016 and the first nine months of 2015. Increases resulting primarily from profit on higher sales in local currencies and productivity improvements, net of inflationary cost increases were offset by strategic growth investments, unfavorable sales mix and incremental costs associated with four extra selling days in the first quarter of 2016.
Other Expense, Net
The company reported other expense, net, of $325 million and $292 million in the first nine months of 2016 and 2015, respectively (Note 4). Interest expense increased $26 million primarily due to an increase in outstanding debt. In the first nine months of 2016, other items, net includes $22 million of charges related to the amortization of fees paid to obtain bridge financing commitments for the acquisition of FEI and $6.5 million of losses on the early extinguishment of debt, offset in part by $4 million of gains on investments. In 2015, other items, net includes costs of $7.5 million associated with entering into interest rate swap arrangements and a $6 million loss on the early extinguishment of debt.
Provision for Income Taxes
The company recorded a benefit from income taxes in the first nine months of 2016. In 2016, the company implemented tax planning initiatives related to non-U.S. subsidiaries. These non-U.S. subsidiaries incurred foreign tax obligations, and made cash and deemed distributions to the company’s U.S. operations which resulted in no net tax cost. As a result of these distributions, the company benefitted from U.S. foreign tax credits of $114 million, offset in part by additional U.S. taxes of $40 million on the related foreign income (which reduced the benefit from the foreign rate differential in 2016). The net benefit ($74 million) was a discrete item that reduced the company’s effective rate by 5.4 percentage points in the first nine months of 2016. The foreign tax credits are the result of foreign earnings remitted or deemed remitted to the U.S. during the reporting year and the U.S. treatment of taxes paid in the foreign jurisdictions in the years those profits were originally earned. The company intends to make similar types of distributions from non-U.S. subsidiaries in 2016 when they can be made at no net tax cost. The ability of the company to make distributions in future periods of similar type and magnitude will depend on the level of earnings and cash flow in various foreign jurisdictions and on the applicable tax laws in effect at that time. Accordingly, the impact of foreign tax credits on the company’s effective tax rate in future periods is likely to vary. In addition, the company recorded discrete benefits totaling $39 million, or 2.8 percentage points, related to prior year tax filings.
The company recorded a benefit from income taxes in the first nine months of 2015. In 2015, the company implemented tax planning initiatives related to non-U.S. subsidiaries. These initiatives resulted in additional foreign tax credits of $112 million, offset in part by additional U.S. income taxes of $39 million on the related foreign income (which reduced the benefit from the foreign rate differential in 2015). The net benefit ($73 million) was a discrete item that reduced the company’s effective rate by 5.4 percentage points in the first nine months of 2015. In addition, the company recorded discrete benefits totaling $51 million, or 3.8 percentage points, related to additional prior year foreign tax and other credits as well as restructuring and other costs associated with the 2014 acquisition of Life Technologies. The tax provision in the 2015 period was favorably affected by $13.5 million, or 1.0 percentage points, as a result of adjustments to deferred tax balances due to changes in tax rates. The effective rate in both periods was also affected by relatively significant earnings in lower tax jurisdictions.

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
Liquidity and Capital Resources
Consolidated working capital was $2.94 billion at October 1, 2016, compared with $1.59 billion at December 31, 2015. Included in working capital were cash and cash equivalents of $1.97 billion at October 1, 2016 and $452 million at December 31, 2015. The increase in working capital is primarily due to the increase in cash. In October 2016, the company repaid $1.4 billion of debt obligations.
First Nine Months of 2016
Cash provided by operating activities was $1.95 billion during the first nine months of 2016. An increase in accounts receivable used cash of $112 million primarily to support growth in sales in local currencies. An increase in other assets used cash of $92 million primarily due to the timing of payments. A decrease in other liabilities used cash of $194 million primarily due to the timing of payments for income taxes and incentive compensation. Cash payments for income taxes increased to $630 million during the first nine months of 2016, compared with $426 million in the first nine months of 2015. The company made cash contributions to its pension and postretirement benefit plans totaling $33 million during the first nine months of 2016. Payments for restructuring actions, principally severance costs and lease and other expenses of real estate consolidation, used cash of $62 million during the first nine months of 2016.
During the first nine months of 2016, the company’s investing activities used $5.44 billion of cash. Acquisitions used cash of $5.15 billion. The company’s investing activities also included the purchase of $311 million of property, plant and equipment.
The company’s financing activities provided $5.05 billion of cash during the first nine months of 2016. Issuance of senior notes and borrowings under term loans provided cash of $7.61 billion and an increase in commercial paper obligations provided cash of $769 million. Repayment of senior notes, the 364-day term loan and acquired debt used cash of $2.31 billion. The company’s financing activities also included the repurchase of $1.00 billion of the company’s common stock and the payment of $179 million in cash dividends, offset in part by $123 million of proceeds from employee stock option exercises. On July 7, 2016, the Board of Directors authorized the repurchase of up to $1.50 billion of the company’s common stock. At October 1, 2016, $1.50 billion was available for future repurchases of the company’s common stock under this authorization.
The company's commitments for purchases of property, plant and equipment, contractual obligations and other commercial commitments did not change materially between December 31, 2015 and October 1, 2016. The company expects that for all of 2016, expenditures for property, plant and equipment, net of disposals, will approximate $435 to $445 million.
As of October 1, 2016, the company’s short-term debt totaled $1.97 billion, including $0.90 billion of senior notes, which were repaid in October 2016, $250 million due within the next twelve months under a 3-year term loan agreement and $821 million of commercial paper obligations. The company has a revolving credit facility with a bank group that provides up to $2.50 billion of unsecured multi-currency revolving credit. If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of October 1, 2016, no borrowings were outstanding under the company’s revolving credit facility, although available capacity was reduced by approximately $67 million as a result of outstanding letters of credit.
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

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Liquidity and Capital Resources (continued)

The company believes that its existing cash and cash equivalents of $1.97 billion as of October 1, 2016 and its future cash flow from operations together with available borrowing capacity under its revolving credit agreement will be sufficient to fund the debt repayment made in October 2016 and to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months.
First Nine Months of 2015
Cash provided by operating activities was $1.59 billion during the first nine months of 2015. Increases in accounts receivable and inventories used cash of $146 million and $175 million, respectively, primarily to support growth in sales in local currencies. An increase in other assets used cash of $214 million primarily related to the timing of tax refunds. Other liabilities decreased by $236 million primarily due to the timing of payments for incentive compensation and income taxes. Cash payments for income taxes totaled $426 million. The company made cash contributions to its pension and postretirement benefit plans totaling $26 million during the first nine months of 2015. Payments for restructuring actions, principally severance costs and lease and other expenses of real estate consolidation, used cash of $79 million during the first three months of 2015.
During the first nine months of 2015, the company’s investing activities used $576 million of cash. Acquisitions used cash of $306 million. The company’s investing activities also included the purchase of $294 million of property, plant and equipment.
The company’s financing activities used $1.75 billion of cash during the first nine months of 2015. Repayments of long-term debt totaled $2.48 billion. Issuance of euro denominated senior notes provided cash of $543 million and an increase in commercial paper obligations provided cash of $726 million. The company’s financing activities also included the repurchase of $500 million of the company's common stock and the payment of $181 million in cash dividends, offset in part by $97 million of proceeds from employee stock option exercises.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The company's exposure to market risk from changes in interest rates and currency exchange rates has not changed materially from its exposure at year-end 2015.

Item 4.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
The company’s management, with the participation of the company’s chief executive officer and chief financial officer, evaluated the effectiveness of the company’s disclosure controls and procedures as of October 1, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the company’s disclosure controls and procedures as of October 1, 2016, the company’s chief executive officer and chief financial officer concluded that, as of such date, the company’s disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended October 1, 2016, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

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

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

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
As a multinational corporation, we are exposed to fluctuations in currency exchange rates, which could adversely affect our cash flows and results of operations. International markets contribute a substantial portion of our revenues, and we intend to continue expanding our presence in these regions. The exposure to fluctuations in currency exchange rates takes on different forms. International revenues and costs are subject to the risk that fluctuations in exchange rates could adversely affect our reported revenues and profitability when translated into U.S. dollars for financial reporting purposes. These fluctuations could also adversely affect the demand for products and services provided by us. As a multinational corporation, our businesses occasionally invoice third-party customers in currencies other than the one in which they primarily do business (the “functional currency”). Movements in the invoiced currency relative to the functional currency could adversely impact our cash flows and our results of operations. Should our international sales grow, exposure to fluctuations in currency exchange rates could have a larger effect on our financial results. In the first nine months of 2016, currency translation had an unfavorable effect of $90 million on revenues due to the strengthening of the U.S. dollar relative to other currencies in which the company sells products and services.
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

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

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
Moreover, we have acquired many companies and businesses. As a result of these acquisitions, we recorded significant goodwill and indefinite-lived intangible assets (primarily tradenames) on our balance sheet, which amount to approximately $21.58 billion and $1.35 billion, respectively, as of October 1, 2016. In addition, we have definite-lived intangible assets totaling $13.18 billion as of October 1, 2016. We assess the realizability of goodwill and indefinite-lived intangible assets annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. We assess the realizability of definite-lived intangible assets whenever events or changes in circumstances indicate that these assets may be impaired. These events or circumstances would generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and intangible assets will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses.

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

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

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

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
Our debt may restrict our investment opportunities or limit our activities. As of October 1, 2016, we had approximately $18.91 billion in outstanding indebtedness. In addition, we have availability to borrow under a revolving credit facility that provides for up to $2.50 billion of unsecured multi-currency revolving credit. We may also obtain additional long-term debt and lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.
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
Additionally, the agreements governing our debt require that we maintain certain financial ratios, and contain affirmative and negative covenants that restrict our activities by, among other limitations, limiting our ability to incur additional indebtedness, merge or consolidate with other entities, make investments, create liens, sell assets and enter into transactions with affiliates. The covenants in our revolving credit facility and our term facility (each, a “Facility” and together, the “Facilities”) include a total debt-to-Consolidated EBITDA ratio and an interest coverage ratio. Specifically, the company has agreed that, so long as any lender has any commitment under the revolving credit facility, any letter of credit is outstanding

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

under the revolving credit facility, or any loan or other obligation is outstanding under the revolving credit facility, it will not permit (as the following terms are defined in the credit agreement governing the revolving credit facility) the Consolidated Leverage Ratio (the ratio of consolidated Indebtedness to Consolidated EBITDA) to be greater than 4.5 to 1.0 as of the last day of any fiscal quarter for the first two consecutive quarters following the acquisition of FEI (see Note 2), with such ratio stepping down to 4.0 to 1.0 for the two immediately following fiscal quarters and then stepping down to 3.5 to 1.0 for each fiscal quarter thereafter. The company’s term facility includes Consolidated Leverage Ratio covenants substantively the same as the covenant included in the revolving credit facility.
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
Issuer Purchases of Equity Securities
There was no share repurchase activity for the company's third quarter of 2016. On July 7, 2016, the Board of Directors authorized the repurchase of up to $1.50 billion of the company’s common stock. At October 1, 2016, $1.50 billion was available for future repurchases of the company’s common stock under this authorization.

Item 6.	Exhibits

See Exhibit Index on page 50.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 4, 2016	THERMO FISHER SCIENTIFIC INC.

/s/ Stephen Williamson
Stephen Williamson
Senior Vice President and Chief Financial Officer

/s/ Peter E. Hornstra
Peter E. Hornstra
Vice President and Chief Accounting Officer

THERMO FISHER SCIENTIFIC INC.
EXHIBIT INDEX

Exhibit Number	Description of Exhibit

4.1
Indenture, dated as of August 9, 2016, among Thermo Fisher Scientific (Finance I) B.V., as issuer, the Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 9, 2016 [File No. 1-8002] and incorporated in this document by reference).

4.2
First Supplemental Indenture, dated as of August 9, 2016, among Thermo Fisher Scientific (Finance I) B.V., as issuer, the Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed August 9, 2016 [File No. 1-8002] and incorporated in this document by reference).

4.3
Thirteenth Supplemental Indenture, dated as of September 12, 2016, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed September 12, 2016 [File No. 1-8002] and incorporated in this document by reference).

4.4
Fourteenth Supplemental Indenture, dated as of September 19, 2016, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed September 19, 2016 [File No. 1-8002] and incorporated in this document by reference).

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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet at October 1, 2016 and December 31, 2015, (ii) Consolidated Statement of Income for the three and nine months ended October 1, 2016 and September 26, 2015, (iii) Consolidated Statement of Comprehensive Income for the three and nine months ended October 1, 2016 and September 26, 2015, (iv) Consolidated Statement of Cash Flows for the nine months ended October 1, 2016 and September 26, 2015, (v) Consolidated Statement of Shareholders’ Equity for the nine months ended October 1, 2016 and September 26, 2015 and (vi) Notes to Consolidated Financial Statements.