Form 10-K
period 2016-12-31
THERMO FISHER SCIENTIFIC INC.
filed 2017-02-28
CIK 97745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
December 31, 2016 or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number 1-8002
THERMO FISHER SCIENTIFIC INC.
(Exact name of Registrant as specified in its charter)

Delaware	04-2209186
(State of incorporation or organization)	(I.R.S. Employer Identification No.)
168 Third Avenue
Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (781) 622-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered	Title of each class	Name of each exchange on which registered
Common Stock, $1.00 par value	New York Stock Exchange	0.750% Notes due 2024	New York Stock Exchange
Floating Rate Notes due 2018	New York Stock Exchange	2.000% Notes due 2025	New York Stock Exchange
1.500% Notes due 2020	New York Stock Exchange	1.375% Notes due 2028	New York Stock Exchange
2.150% Notes due 2022	New York Stock Exchange
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
Large accelerated filer ☒                Accelerated filer ☐                Non-accelerated filer ☐                Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of July 1, 2016, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $58,745,127,000 (based on the last reported sale of common stock on the New York Stock Exchange Composite Tape reporting system on July 1, 2016).
As of February 4, 2017, the Registrant had 390,391,061 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Sections of Thermo Fisher’s definitive Proxy Statement for the 2017 Annual Meeting of Shareholders are incorporated by reference into Parts II and III of this report.

THERMO FISHER SCIENTIFIC INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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
Thermo Fisher has approximately 55,000 employees and serves more than 400,000 customers within pharmaceutical and biotech companies, hospitals and clinical diagnostic labs, universities, research institutions and government agencies, as well as environmental, industrial quality and process control settings.
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
On March 31, 2016, the company acquired, within its Life Sciences Solutions segment, Affymetrix, Inc., expanding its existing portfolio of antibodies and assays for flow cytometry and single-cell biology applications, and its genetic analysis portfolio through the addition of microarrays.
On September 19, 2016, the company acquired, within its Analytical Instruments segment, FEI Company, a provider of high-performance electron microscopy, strengthening the company's analytical instrument portfolio with the addition of high-end electron microscopes.

THERMO FISHER SCIENTIFIC INC.
Business (continued)

Forward-looking Statements
Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934 (the Exchange Act), are made throughout this Annual Report on Form 10-K. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, earnings, margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position; cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions or divestitures; growth, declines and other trends in markets we sell into; new or modified laws, regulations and accounting pronouncements; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; general economic and capital markets conditions; the timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that Thermo Fisher intends or believes will or may occur in the future.  Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words. While the company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the company’s estimates change, and readers should not rely on those forward-looking statements as representing the company’s views as of any date subsequent to the date of the filing of this report.
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
Life Sciences Solutions Segment
Through our Life Sciences Solutions segment, we provide an extensive portfolio of reagents, instruments and consumables used in biological and medical research, discovery and production of new drugs and vaccines as well as diagnosis of disease. These products and services are used by customers in pharmaceutical, biotechnology, agricultural, clinical, academic, and government markets. Life Sciences Solutions includes four primary businesses – Biosciences, Genetic Sciences, Clinical Next-Generation Sequencing, and BioProduction.
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

THERMO FISHER SCIENTIFIC INC.
Business (continued)

Genetic Sciences
Our genetic sciences business combines a wide variety of instruments and related reagents used to provide high-value genomic solutions to assist customer decisions in the research, clinical and applied markets.
Our offerings include real-time PCR technology used to identify changes in gene expression, genotyping or proteins on an individual gene-by-gene basis; Capillary Electrophoresis (CE) Sequencing, core technology used in DNA sequencing and fragment analysis applications; and Microarray technology, used in gene expression, genotyping and reproductive health.
Our genetic analyzers served as the foundational platform used to sequence the first human genome.  These systems are used in a variety of basic, commercial and clinical research applications.
Clinical Next-Generation Sequencing
Our Clinical Next-Generation Sequencing (NGS) business focuses on delivering simple, fast and cost-effective NGS technology for a range of applications. The business is focused on targeted sequencing solutions for research use; the application of NGS in oncology; and is an enabling technology and service provider for other businesses within Thermo Fisher.
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
Analytical Instruments Segment
Through our Analytical Instruments segment, we provide a broad offering of instruments, consumables, software and services that are used for a range of applications in the laboratory, on the production line and in the field. These products and services are used by customers in pharmaceutical, biotechnology, academic, government, environmental and other research and industrial markets, as well as the clinical laboratory. This segment includes three primary businesses – Chromatography and Mass Spectrometry, Chemical Analysis, and Materials and Structural Analysis.
Chromatography and Mass Spectrometry
Our chromatography and mass spectrometry (MS) business provides analytical instrumentation for organic and inorganic sample analysis across both applied technologies and life science research. These products are complemented by laboratory information management systems (LIMS); chromatography data systems (CDS); database analytical tools; automation systems; a range of consumables, such as a full line of chromatography columns; and a range of sample preparation and separation products including auto-samplers and multiplexing systems.
Chromatography is a technique for separating, identifying and quantifying individual chemical components of substances based on their specific physical and chemical characteristics. Our chromatography product line includes high performance liquid chromatography, ion chromatography and gas chromatography systems, all of which are supported by our Chromeleon chromatography data system software.

•
Liquid Chromatography (LC) Systems analyze complex sample matrices in liquids. Our high pressure liquid chromatography (HPLC) and ultrahigh pressure liquid chromatography (UHPLC) systems offer high throughput and sensitivity and are sold either as stand-alone systems or integrated with our mass spectrometers (LC/MS and LC/MS/

THERMO FISHER SCIENTIFIC INC.
Business (continued)

MS). These systems are used for a range of applications, from complex proteomic analyses to routine industrial quality assurance and quality control (QA/QC).

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

•
Gas Chromatography (GC) Systems analyze complex sample matrices in gases, comprising both separation and detection technology. Separation technology is common to all gas chromatography analyzers, and is paired with either a conventional detector (GC) or with different types of mass spectrometers (GC/MS). Our GC/MS offering includes a triple stage quadrupole, a single stage quadrupole, an Orbitrap, and an ion trap, for a range of applications, including food safety testing, quantitative screening of environmental samples, and complex molecular analyses.

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

•
Life Sciences Mass Spectrometers include three major technologies: triple quadrupole, ion trap and Orbitrap technology. Our triple quadrupole systems provide high performance quantitative analysis of chemicals in biological fluids, environmental samples and food matrices. They are also used by the pharmaceutical industry for targeted quantitation during drug discovery. Our ion trap systems are used for in-depth structural analysis of large biomolecules, such as proteins, as well as structural characterization of small molecules, such as drugs and drug metabolites. Our Orbitrap technologies provide high resolution and accurate mass capabilities for both research and applied markets and are well suited for drug metabolism, proteomics, environmental analysis, food safety, toxicology and clinical research applications. We also offer a comprehensive portfolio of instrument control and data analysis software to help customers simplify their workflows and obtain knowledge from often complex data.

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

Chemical Analysis
Our chemical analysis products fall into four main categories: materials and minerals; portable analytical instruments; radiation measurement and security instruments; and environmental and process instruments. Customers use these products to quickly and accurately analyze the composition of materials to optimize workflows primarily in industrial applications or to help them comply with governmental regulations and industry safety standards. Our product lines range from those used on production lines to improve quality and efficiency, to portable systems for rapid and real-time chemical identification in the field or to analyze, measure or respond to hazardous situations.

•
Materials and Minerals Instruments include production line process monitoring, and control systems for a range of industrial applications. For example, we offer on line instruments that analyze bulk materials non-invasively and in real time to improve quality control and ensure safe operation in a mine or cement manufacturing plant, as well as systems that enable high-speed weighing during bulk materials handling. We also offer gauging systems that employ ionizing and non-ionizing technologies to measure the total thickness, basis weight and coating thickness of flat-sheet materials, such as steel, plastics, foil, rubber and glass. We also offer on line analyzers based on a variety of technologies such as X-ray imaging and ultra-trace chemical detection, to inspect packaged goods for physical contaminants, validate fill quantities, or check for missing or broken parts on line and at high speeds in the food and beverage, pharmaceutical production and packaging industries to maintain safety and quality standards.

THERMO FISHER SCIENTIFIC INC.
Business (continued)

•
Portable Analytical Instruments are rugged handheld products that provide rapid, precise, real-time analysis at the point of need. Our two main product categories are elemental and optical analyzers. Our portable elemental analyzers use X-ray fluorescence (XRF) technology for identifying metal alloys in scrap metal recycling; QA/QC; precious metals analysis; environmental analysis; and lead screening in a range of consumer products. Our portable optical analyzers utilize Raman, Fourier transform infrared (FTIR) and near-infrared (NIR) technologies for use in the field by first responders, and law enforcement and military personnel who need to quickly and accurately identify chemicals and explosives in critical safety and security situations. Other applications include QA/QC in pharmaceutical production and identification of counterfeit drugs.

•
Radiation Measurement and Security Products are used to monitor, detect and identify specific forms of radiation in nuclear power, environmental, industrial, medical, and security applications. Our primary customers include national, regional, and local government agencies responsible for monitoring cargo, vehicles and people traveling across borders. These products are also used by first-responders in safety and security situations, and for worker safety in the nuclear power and other industrial markets.

•
Environmental and Process Instruments include fixed and portable instrumentation that help our customers protect people and the environment as well as comply with government regulations and industry safety standards. Our products are used by environmental regulatory agencies and power plant operators to measure ambient air, and stack gas emissions for compliance with regulated emissions standards for criteria pollutant gases. Our products are also used in ambient particulate monitoring applications by customers in mining environments to provide continuous measurements and logging of real-time concentrations and median particle sizes of airborne dust, smoke, mist and fumes to improve efficiency and increase worker safety.

In addition to our broad product offerings, we offer a variety of specialized services to our customers, including equipment servicing, instrument calibration services, asset management and training.
Materials and Structural Analysis
Our materials and structural analysis business, primarily comprised of our FEI acquisition, includes electron microscopy, molecular spectroscopy and laboratory elemental analysis instruments that are used by customers in life sciences, materials sciences and industrial markets to accelerate breakthrough discoveries.

•
Electron Microscopy Instruments include transmission electron microscopes which provide imaging and characterization at the atomic scale, with applications in semiconductor development, materials science research and the characterization of protein structure and function. We also offer scanning electron microscopes which resolve features from the optical regime down to the nanometer length scale and are used for a wide variety of applications from materials characterization in science and engineering to applications in natural resources, manufacturing, and biological systems. Our dual beam focused ion beam-scanning electron microscope systems are used for sample preparation, 3D characterization, nanoprototyping, and industrial failure analysis. Our focused ion beam microscopes are used in a range of process control, failure analysis, and materials research applications. We also offer electrical failure analysis instruments which are used in root cause failure analysis and quality control, microCT instruments which are micro-computed tomography solutions for quantitative analysis of a broad range of materials, providing 3D visualization of large volumes non-destructively and 3D visualization software that turns the data and images generated by a broad range of instruments into 3D visualizations of the microscopic sample, allowing quantitative analysis of material properties.

•
Molecular Spectroscopy Instruments are divided into four primary techniques: FTIR, Raman, NIR and ultraviolet/visible (UV/Vis) spectroscopy. These technologies are typically used in the laboratory to provide information on the structure of molecules to identify, verify and quantify organic materials in pharmaceutical, biotechnology, polymer, chemical, and forensic sciences. Our material characterization instruments include rheometers and extruders that measure viscosity, elasticity, processability, and temperature-related mechanical changes of various materials. We also provide a range of surface analysis instruments commonly used in the semiconductor, metals, coatings, and polymer industries as a product development and failure analysis tool.

•
Laboratory Elemental Analysis Instruments and analyzers use XRF, X-ray diffraction (XRD), and arc spark optical emission (OES) techniques for accurate and precise analysis of bulk materials in the metals, cement, minerals, and petrochemicals industries.

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
ImmunoDiagnostics
Our immunodiagnostics offerings include developing, manufacturing and marketing complete blood-test systems to support the clinical diagnosis and monitoring of allergy, asthma and autoimmune diseases. In addition, we offer antibody tests for approximately 20 indications to help diagnose autoimmune diseases such as rheumatoid arthritis, celiac disease, lupus and scleroderma. Our products include ImmunoCAP for allergy and asthma tests and EliA for autoimmunity tests.
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

THERMO FISHER SCIENTIFIC INC.
Business (continued)

plates, cover glass, and microarray substrates serving the medical, diagnostics, and scientific communities. We also offer specialized hydrophobic, adhesive, and fluorescent slides through proprietary coating techniques.
Transplant Diagnostics
Our transplant diagnostics products include human leukocyte antigen (HLA) typing and testing for the organ transplant market. Our diagnostic tests are used by transplant centers for tissue typing, primarily to determine the compatibility of donors and recipients pre-transplant, and to detect the presence of antibodies post-transplant that can lead to transplant rejection. These transplant diagnostic tests are widely used across the transplant-testing workflow to improve patient outcomes. Our transplant diagnostic offerings include several lines of HLA typing and antibody detection assays utilizing serological, molecular, enzyme-linked immunosorbent assays (ELISA), flow, and multiplexing technologies.
Healthcare Market Channel
Our Healthcare Market channel offerings include a broad array of consumables, diagnostic kits and reagents, equipment, instruments, solutions and services for hospitals, clinical laboratories, reference laboratories, physicians’ offices and other clinical testing facilities. These products are manufactured by Thermo Fisher and third parties and are primarily used in clinical diagnosis.
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

THERMO FISHER SCIENTIFIC INC.
Business (continued)

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
Research and Safety Market Channel
Our Research and Safety Market channel serves academic, pharmaceutical, biotechnology, government and industrial customers. We go to market through our broad sales force, printed catalogs in eight different languages, a state-of-the-art website, www.fishersci.com, containing full product content for more than 650,000 products, and our global network of resellers and distributors. The Fisher Scientific catalog has been published for more than 100 years and is an internationally recognized scientific supply resource.
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

THERMO FISHER SCIENTIFIC INC.
Business (continued)

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
We have approximately 11,000 sales personnel including highly trained technical specialists who enable us to better meet the needs of our more technical end-users. We also provide customers with product standardization and other supply-chain-management services to reduce procurement costs.
New Products and Research and Development
Our business includes the development and introduction of new products and may include entry into new business segments. During 2016, 2015 and 2014, we spent $755 million, $692 million and $691 million, respectively, on research and development. We anticipate that we will continue to make significant expenditures for research and development as we seek to provide a continuing flow of innovative products to maintain and improve our competitive position.
Raw Materials
Our management team believes that we have a readily available supply of raw materials for all of our significant products from various sources. We do not anticipate any difficulties obtaining the raw materials essential to our business.
Raw material and fuel prices are subject to fluctuations due to market conditions. We employ many strategies, including the use of alternative materials, to mitigate the effect of these fluctuations on our results.
Patents, Licenses and Trademarks
Patents are important in many aspects of our business. No particular patent, or related group of patents, is so important, however, that its loss would significantly affect our operations as a whole. Where appropriate, we seek patent protection for inventions and developments made by our personnel that are incorporated into our products or otherwise fall within our fields of interest. Patent rights resulting from work sponsored by outside parties do not always accrue exclusively to the company and may be limited by agreements or contracts.
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

THERMO FISHER SCIENTIFIC INC.
Business (continued)

Backlog
Our backlog of firm orders at year-end 2016 and 2015 was as follows:

(In millions)	2016	2015

Life Sciences Solutions	$470.9	$400.8
Analytical Instruments	1,701.2	892.2
Specialty Diagnostics	171.1	165.1
Laboratory Products and Services	473.0	456.6
Eliminations	(23.2)	(28.5)

	$2,793.0	$1,886.2
We believe that virtually all of our backlog at the end of 2016 will be filled during 2017.
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

THERMO FISHER SCIENTIFIC INC.
Business (continued)

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
We record accruals for environmental liabilities based on current interpretations of environmental laws and regulations when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. We calculate estimates based upon several factors, including reports prepared by environmental specialists and management’s knowledge and experience with these environmental matters. We include in these estimates potential costs for investigation, remediation and operation and maintenance of cleanup sites. Accrued liabilities for environmental matters totaled $49 million at December 31, 2016.
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
We have approximately 55,000 employees.
Financial Information About Geographic Areas
Financial information about geographic areas is summarized in Note 3 to our Consolidated Financial Statements, which begin on page F-1 of this report.
Available Information
The company files annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission (SEC) under the Exchange Act. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains a website that contains reports, proxy and information statements and other information that issuers, including the company, file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov. We also make available free of charge on or through our own website at www.thermofisher.com our Annual Report on Form 10-K, Quarterly Reports on Form

THERMO FISHER SCIENTIFIC INC.
Business (continued)

10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, paper copies of these documents may be obtained free of charge by writing to the company care of its Investor Relations Department at our principal executive office located at 168 Third Avenue, Waltham, Massachusetts 02451.
Executive Officers of the Registrant

Name	Age	Present Title (Fiscal Year First Became Executive Officer)

Marc N. Casper	48	President and Chief Executive Officer (2001)
Mark P. Stevenson	54	Executive Vice President (2014)
Peter M. Wilver	57	Executive Vice President and Chief Administrative Officer (2003)
Patrick M. Durbin	50	Senior Vice President (2015)
Seth H. Hoogasian	62	Senior Vice President, General Counsel and Secretary (2001)
Thomas W. Loewald	53	Senior Vice President and Chief Commercial Officer (2012)
Daniel P. Shine	48	Senior Vice President (2016)
Stephen Williamson	50	Senior Vice President and Chief Financial Officer (2015)
Peter E. Hornstra	57	Vice President and Chief Accounting Officer (2001)
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
Mr. Wilver was appointed Executive Vice President and Chief Administrative Officer in August 2015. He was Senior Vice President and Chief Financial Officer from November 2006 to August 2015. He was Vice President and Chief Financial Officer from October 2004 to November 2006. Mr. Wilver is retiring from the company on March 31, 2017.
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

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

As a multinational corporation, we are exposed to fluctuations in currency exchange rates, which could adversely affect our cash flows and results of operations. International markets contribute a substantial portion of our revenues, and we intend to continue expanding our presence in these regions. The exposure to fluctuations in currency exchange rates takes on different forms. International revenues and costs are subject to the risk that fluctuations in exchange rates could adversely affect our reported revenues and profitability when translated into U.S. dollars for financial reporting purposes. These fluctuations could also adversely affect the demand for products and services provided by us. As a multinational corporation, our businesses occasionally invoice third-party customers in currencies other than the one in which they primarily do business (the “functional currency”). Movements in the invoiced currency relative to the functional currency could adversely impact our cash flows and our results of operations. Should our international sales grow, exposure to fluctuations in currency exchange rates could have a larger effect on our financial results. In 2016, currency translation had an unfavorable effect of $145 million on revenues due to the strengthening of the U.S. dollar relative to other currencies in which the company sells products and services.
Significant developments stemming from the recent U.S. presidential election or the U.K.’s referendum on membership in the EU could have an adverse effect on us. The new U.S. administration has called for substantial changes to trade agreements, such as the North American Free Trade Agreement (NAFTA), and has raised the possibility of imposing significant increases on tariffs on goods imported into the United States, particularly from China and Mexico. The new administration has also indicated an intention to request Congress to make significant changes, replacement or elimination of the Patient Protection and Affordable Care Act, and government negotiation/regulation of drug prices paid by government programs. Changes in U.S. social, political, regulatory and economic conditions or laws and policies governing the health care system and drug prices, foreign trade, manufacturing, and development and investment in the territories and countries where we or our customers operate could adversely affect our operating results and our business.
Additionally, on June 23, 2016, the United Kingdom held a referendum and voted in favor of leaving the European Union, or EU. This referendum has created political and economic uncertainty, particularly in the United Kingdom and the EU, and this uncertainty may last for years. Our business could be affected during this period of uncertainty, and perhaps longer, by the impact of the United Kingdom’s referendum. In addition, our business could be negatively affected by new trade agreements between the United Kingdom and other countries, including the United States, and by the possible imposition of trade or other regulatory barriers in the United Kingdom. These possible negative impacts, and others resulting from the United Kingdom’s actual or threatened withdrawal from the EU, may adversely affect our operating results and our customers’ businesses.
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
Third parties may assert claims against us to the effect that we are infringing on their intellectual property rights. Our Life Technologies subsidiary is party to several lawsuits in which plaintiffs claim we infringe their intellectual property (Note 10). We could incur substantial costs and diversion of management resources in defending these claims, which could have a material adverse effect on our business, financial condition and results of operations. In addition, parties making these claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief, which could effectively block our ability to make, use, sell, distribute, or market our products and services in the United States or abroad. In the event that a claim relating to intellectual property is asserted against us, or third parties not affiliated with us hold pending or issued patents that relate to our products or technology, we may seek licenses to such intellectual property or challenge those patents.

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

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
Moreover, we have acquired many companies and businesses. As a result of these acquisitions, we recorded significant goodwill and indefinite-lived intangible assets (primarily tradenames) on our balance sheet, which amount to approximately $21.33 billion and $1.34 billion, respectively, as of December 31, 2016. In addition, we have definite-lived intangible assets totaling $12.63 billion as of December 31, 2016. We assess the realizability of goodwill and indefinite-lived intangible assets annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. We assess the realizability of definite-lived intangible assets whenever events or changes in circumstances indicate that these assets may be impaired. These events or circumstances would generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and intangible assets will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill and intangible assets, we may be required to incur material charges relating to the impairment of those assets.
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

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

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
A significant disruption in, or breach in security of, our information technology systems could adversely affect our business. As a part of our ongoing effort to upgrade our current information systems, we periodically implement new enterprise resource planning software and other software applications to manage certain of our business operations. As we implement and add functionality, problems could arise that we have not foreseen. Such problems could disrupt our ability to provide quotes, take customer orders and otherwise run our business in a timely manner. When we upgrade or change systems, we may suffer interruptions in service, loss of data or reduced functionality. In addition, if our new systems fail to provide accurate pricing and cost data our results of operations and cash flows could be adversely affected.
We also rely on our technology infrastructure, among other functions, to interact with suppliers, sell our products and services, fulfill orders and bill, collect and make payments, ship products, provide services and support to customers, track

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

customers, fulfill contractual obligations and otherwise conduct business. Our systems may be vulnerable to damage or interruption from natural disasters, power loss, telecommunication failures, terrorist attacks, computer viruses, computer denial-of-service attacks, unauthorized access to customer or employee data or company trade secrets, and other attempts to harm our systems. Certain of our systems are not redundant, and our disaster recovery planning is not sufficient for every eventuality. Despite any precautions we may take, such problems could result in, among other consequences, interruptions in our services, which could harm our reputation and financial results. Any of the cyber-attacks, breaches or other disruptions or damage described above could interrupt our operations, delay production and shipments, result in theft of our and our customers’ intellectual property and trade secrets, damage customer and business partner relationships and our reputation or result in defective products or services, legal claims and proceedings, liability and penalties under privacy laws and increased cost for security and remediation, each of which could adversely affect our business and financial results.
Our debt may restrict our investment opportunities or limit our activities. As of December 31, 2016, we had approximately $16.63 billion in outstanding indebtedness. In addition, we have availability to borrow under a revolving credit facility that provides for up to $2.50 billion of unsecured multi-currency revolving credit. We may also obtain additional long-term debt and lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.
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
The location and general character of our principal properties by segment are as follows:
Life Sciences Solutions
We own approximately 4.9 million square feet of office, engineering, laboratory and production space, principally in New York, California, New Jersey, North Carolina, Ohio, Maryland and Illinois, within the U.S., and in Germany, the U.K., China, Lithuania, Denmark and Belgium. We lease approximately 4.9 million square feet of office, engineering, laboratory and production space, principally in California, New York, Massachusetts, Ohio, Utah, Nevada, Texas and North Carolina, within the U.S., and in Singapore, China, the U.K., Germany, Mexico, India, Netherlands and South Korea, under various leases that expire between 2017 and 2050.
Analytical Instruments
We own approximately 2.3 million square feet of office, engineering, laboratory and production space, principally in California, Massachusetts, Wisconsin, Oregon and Minnesota, within the U.S., and in Germany, Netherlands and Italy. We lease approximately 2.0 million square feet of office, engineering, laboratory and production space, principally in California, Texas, Tennessee, Massachusetts, Illinois, Pennsylvania and Florida, within the U.S., and in Czech Republic, China, Germany, the U.K., Japan, and Australia, under various leases that expire between 2017 and 2034.
Specialty Diagnostics
We own approximately 2.1 million square feet of office, engineering, laboratory and production space, principally in Virginia, Kansas and California, within the U.S., and in Sweden, Germany, the U.K and Switzerland. We lease approximately 1.4 million square feet of office, engineering, laboratory and production space, principally in California, Kansas and Michigan, within the U.S., and in Finland, China, the U.K., France, Canada and Japan under various leases that expire between 2017 and 2024.
Laboratory Products and Services
We own approximately 2.5 million square feet of office, engineering, laboratory, warehouse and production space, principally in Pennsylvania, Illinois, Georgia, Kentucky and Massachusetts within the U.S., and in the U.K., Canada and France. We lease approximately 1.3 million square feet of office, engineering, laboratory, warehouse and production space, principally in California, Texas, Massachusetts, North Carolina and Georgia within the U.S., and in Australia, Germany, New Zealand and Sweden under various leases that expire between 2017 and 2031.
Corporate Headquarters
We own approximately 127,000 square feet of office space in Massachusetts.
We believe that all of the facilities that we are currently using are in good condition and are suitable and adequate to meet our current needs. If we are unable to renew any of the leases that are due to expire in 2017 or 2018, we believe that suitable replacement properties are available on commercially reasonable terms.

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
Market Price of Common Stock
Our common stock is traded on the New York Stock Exchange under the symbol TMO. The following table sets forth the high and low sale prices of the company’s common stock for 2016 and 2015, as reported in the consolidated transaction reporting system.

	2016		2015
	High	Low	High	Low

First Quarter	$142.99	$119.75	$139.03	$121.54
Second Quarter	154.81	140.21	136.24	125.25
Third Quarter	160.68	143.01	141.25	117.98
Fourth Quarter	160.10	139.07	143.65	117.10
The closing price of the company’s common stock on December 31, 2016 and 2015, was $141.10 and $141.85, respectively.
The following table sets forth the per share dividends declared on the company’s common stock for 2016 and 2015.

	2016	2015

First Quarter	$0.15	$0.15
Second Quarter	0.15	0.15
Third Quarter	0.15	0.15
Fourth Quarter	0.15	0.15
Our payment of dividends in the future will be determined by our Board of Directors and will depend upon our earnings, financial condition and other factors.
Holders of Common Stock
As of February 4, 2017, the company had 3,937 holders of record of its common stock. This does not include holdings in street or nominee names.
Issuer Purchases of Equity Securities
A summary of the share repurchase activity for the company's fourth quarter of 2016 follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plans or Programs(1) (in millions)

Fiscal October (Oct. 2 - Nov. 5)	—	$—	—	$1,500.0
Fiscal November (Nov. 6 - Dec. 3)	600,000	141.83	600,000	1,414.9
Fiscal December (Dec. 4 - Dec. 31)	1,153,466	142.96	1,153,466	1,250.0

Total Fourth Quarter	1,753,466	$142.58	1,753,466	$1,250.0

(1)
On July 7, 2016, the Board of Directors authorized the repurchase of up to $1.50 billion of the company’s common stock. All of the shares of common stock repurchased by the company during the fourth quarter of 2016 were purchased under this program.

THERMO FISHER SCIENTIFIC INC.

Item 6.	Selected Financial Data

(In millions except per share amounts)	2016 (a)	2015 (b)	2014 (c)	2013 (d)	2012 (e)

Statement of Income Data
Revenues	$18,274.1	$16,965.4	$16,889.6	$13,090.3	$12,509.9
Operating Income	2,449.2	2,336.2	2,503.0	1,609.6	1,482.1
Income from Continuing Operations	2,025.3	1,980.3	1,895.5	1,279.1	1,258.4
Net Income	2,021.8	1,975.4	1,894.4	1,273.3	1,177.9
Earnings per Share from Continuing Operations:
Basic	5.13	4.97	4.76	3.55	3.46
Diluted	5.10	4.93	4.71	3.50	3.43
Earnings per Share:
Basic	5.12	4.96	4.76	3.53	3.24
Diluted	5.09	4.92	4.71	3.48	3.21

Cash Dividends Declared per Share	0.60	0.60	0.60	0.60	0.54

Balance Sheet Data
Working Capital	$2,155.2	$1,594.9	$1,190.0	$6,754.7	$2,741.5
Total Assets	45,907.5	40,834.3	42,852.1	31,863.4	27,444.6
Long-term Obligations	15,372.4	11,420.2	12,351.6	9,499.6	7,031.2
Shareholders' Equity	21,539.3	21,350.2	20,548.1	16,856.1	15,464.7
The caption "restructuring and other costs/income" in the notes below includes amounts charged to cost of revenues, primarily for the sale of inventories revalued at the date of acquisition, and charges/credits to selling, general and administrative expense primarily for significant acquisition transaction costs.

(a)
Reflects $395 million of pre-tax charges for restructuring and other costs and the repurchase of $1.25 billion of the company’s common stock. Also reflects the acquisitions of Affymetrix, Inc. in March 2016 and FEI Company in September 2016.

(b)	Reflects $171 million of pre-tax charges for restructuring and other costs and the repurchase of $500 million of the company’s common stock.

(c)	Reflects $140 million of pre-tax income from gains on sale of businesses, net of restructuring and other costs. Also reflects the acquisition of Life Technologies Corporation in February 2014.

(d)
Reflects $180 million of pre-tax charges for restructuring and other costs and the repurchase of $90 million of the company’s common stock. Also reflects the issuance of $3.20 billion of long-term debt in December 2013 to fund the acquisition of Life Technologies in February 2014.

(e)
Reflects $150 million of pre-tax charges for restructuring and other costs; after-tax income of $81 million related to the company’s discontinued operations; and the repurchase of $1.15 billion of the company’s common stock.

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
On September 30, 2015, the company acquired, within the Laboratory Products and Services segment, Alfa Aesar, a U.K.-based global manufacturer of research chemicals from Johnson Matthey Plc, for £257 million ($393 million) in cash. The acquisition expanded the company’s existing portfolio of chemicals, solvents and reagents. Revenues of Alfa Aesar were approximately £78 million in 2014.
On March 31, 2016, the company acquired, within the Life Sciences Solutions segment, Affymetrix, Inc., a North America-based provider of cellular and genetic analysis products, for a total purchase price of $1.34 billion, net of cash acquired, including the assumption of $254 million of debt. The acquisition expanded the company's existing portfolio of antibodies and assays for flow cytometry and single-cell biology applications. Additionally, the acquisition expanded the company's genetic analysis portfolio through the addition of microarrays. Revenues of Affymetrix were $360 million in 2015.
On September 19, 2016, the company acquired, within the Analytical Instruments segment, FEI Company, a North America-based provider of high-performance electron microscopy, for a total purchase price of $4.08 billion, net of cash acquired. The acquisition strengthened the company's analytical instrument portfolio with the addition of high-end electron microscopes. Revenues of FEI were $930 million in 2015.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Overview of Results of Operations and Liquidity

(Dollars in millions)	2016		2015

Revenues
Life Sciences Solutions	$4,978.1	27.2%	$4,439.4	26.2%
Analytical Instruments	3,668.2	20.1%	3,208.2	18.9%
Specialty Diagnostics	3,339.2	18.3%	3,243.9	19.1%
Laboratory Products and Services	7,030.0	38.5%	6,661.5	39.3%
Eliminations	(741.4)	(4.1)%	(587.6)	(3.5)%

	$18,274.1	100%	$16,965.4	100%
Sales in 2016 were $18.27 billion, an increase of $1.31 billion from 2015. Sales increased $733 million due to acquisitions. The unfavorable effects of currency translation resulted in a decrease in revenues of $145 million in 2016. Aside from the effects of currency translation and acquisitions, revenues increased $721 million (4%) primarily due to increased demand. Sales to customers in the company’s primary end markets grew. Demand from customers in pharmaceutical and biotech industries was particularly strong. Sales growth was strong in Asia, moderate in Europe and modest in North America. Based on the weakening of currency exchange rates against the U.S. dollar that occurred in 2016, the company currently expects that there will be a continued adverse effect on reported amounts of revenue and operating income in 2017 as a result of the stronger U.S. dollar.
In 2016, total company operating income and operating income margin were $2.45 billion and 13.4%, respectively, compared with $2.34 billion and 13.8%, respectively, in 2015. The increase in operating income was primarily due to profit on higher sales in local currencies, productivity improvements, net of inflationary cost increases, and, to a lesser extent, acquisitions. These increases were offset in part by higher restructuring and acquisition-related charges in the 2016 period, strategic growth investments and unfavorable sales mix. The company’s references to strategic growth investments generally refer to targeted spending for enhancing commercial capabilities, including expansion of geographic sales reach and e-commerce platforms, marketing initiatives, focused research projects and other expenditures to enhance the customer experience. The company’s references throughout this discussion to productivity improvements generally refer to improved cost efficiencies from its Practical Process Improvement (PPI) business system, reduced costs resulting from global sourcing initiatives, a lower cost structure following restructuring actions, including headcount reductions and consolidation of facilities, and low cost region manufacturing.
The company recorded a benefit from income taxes in 2016. In 2016, the company continued to implement tax planning initiatives related to non-U.S. subsidiaries. These non-U.S. subsidiaries incurred foreign tax obligations, and made cash and deemed distributions to the company’s U.S. operations which resulted in no net tax cost. As a result of these distributions, the company benefitted from U.S. foreign tax credits of $91 million, offset in part by additional U.S. taxes of $37 million on the related foreign income (which reduced the benefit from the foreign rate differential in 2016) for a net benefit of $54 million. The foreign tax credits are the result of foreign earnings remitted or deemed remitted to the U.S. during the reporting year and the U.S. treatment of taxes paid in the foreign jurisdictions in the years those profits were originally earned. The company intends to make similar types of distributions from non-U.S. subsidiaries when they can be made at no net tax cost. The ability of the company to make distributions in future periods of similar type and magnitude will depend on the level of earnings and cash flow in various foreign jurisdictions and on the applicable tax laws in effect at that time. Accordingly, the impact of foreign tax credits on the company’s effective tax rate in future periods is likely to vary. The company also implemented foreign tax credit planning in Sweden which resulted in $100 million of foreign tax credits, with no related incremental U.S. income tax expense. In addition, the company recorded discrete benefits in 2016 totaling $39 million related to prior year tax filings and net charges of $12 million related to tax audits.
The company recorded a benefit from income taxes in 2015. In 2015, the company implemented tax planning initiatives related to non-U.S. subsidiaries. These non-U.S. subsidiaries incurred foreign tax obligations, and made cash and deemed distributions to the company’s U.S. operations which resulted in no net tax cost. As a result of these distributions, the company benefitted from U.S. foreign tax credits of $111 million, offset in part by additional U.S. taxes of $46 million on the related foreign income (which reduced the benefit from the foreign rate differential in 2015) for a net benefit of $66 million. The foreign tax credits are the result of foreign earnings remitted or deemed remitted to the U.S. during the reporting year and the U.S. treatment of taxes paid in the foreign jurisdictions in the years those profits were originally earned. The company also implemented foreign tax credit planning in Sweden which resulted in $80 million of foreign tax credits, with no related

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Overview of Results of Operations and Liquidity (continued)

incremental U.S. income tax expense. In addition, the company recorded discrete benefits totaling $54 million related to additional prior year foreign tax and other credits as well as restructuring and other costs associated with the 2014 acquisition of Life Technologies. The tax provision in the 2015 period was favorably affected by $37 million as a result of adjustments to deferred tax balances due to changes in tax rates. The effective tax rate in both 2016 and 2015 was also affected by relatively significant earnings in lower tax jurisdictions. Due primarily to the non-deductibility of intangible asset amortization for tax purposes, the company’s cash payments for income taxes were higher than its income tax expense for financial reporting purposes and totaled $663 million and $477 million in 2016 and 2015, respectively.
The company expects its effective tax rate in 2017 will be less than 3% based on currently forecasted rates of profitability in the countries in which the company conducts business and expected generation of foreign tax credits.
Income from continuing operations increased to $2.03 billion in 2016, from $1.98 billion in 2015. The increase in operating income in the 2016 period (discussed above) was offset in part by an increase in interest expense of $55 million primarily due to increases in outstanding debt to fund acquisitions and a lower tax benefit from income taxes in 2016.
During 2016, the company’s cash flow from operations totaled $3.16 billion compared with $2.82 billion for 2015. The increase primarily resulted from lower investments in working capital and higher income before amortization and depreciation in the 2016 period.
As of December 31, 2016, the company’s short-term debt totaled $1.26 billion, including $300 million due within the next twelve months under a 3-year term loan agreement and $953 million of commercial paper obligations. The company has a revolving credit facility with a bank group that provides up to $2.50 billion of unsecured multi-currency revolving credit. If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of December 31, 2016, no borrowings were outstanding under the company’s revolving credit facility, although available capacity was reduced by approximately $72 million as a result of outstanding letters of credit.
The company believes that its existing cash and cash equivalents of $786 million as of December 31, 2016 and its future cash flow from operations together with available borrowing capacity under its revolving credit agreement will be sufficient to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months.
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
The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to pay amounts due. Such allowances totaled $77 million at December 31, 2016. The company estimates the amount of customer receivables that are uncollectible based on the age of the receivable, the creditworthiness of the customer and any other information that is relevant to the judgment. If the financial condition of the company’s customers were to deteriorate, reducing their ability to make payments, additional allowances would be required.

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
The company uses assumptions and estimates in determining the fair value of assets acquired and liabilities assumed in a business combination. The determination of the fair value of intangible assets, which represent a significant portion of the purchase price in many of the company’s acquisitions, requires the use of significant judgment with regard to (i) the fair value; and (ii) whether such intangibles are amortizable or non-amortizable and, if the former, the period and the method by which the intangible asset will be amortized. The company estimates the fair value of acquisition-related intangible assets principally based on projections of cash flows that will arise from identifiable intangible assets of acquired businesses. The projected cash flows are discounted to determine the present value of the assets at the dates of acquisition. Definite-lived intangible assets totaled $12.63 billion at December 31, 2016. The company reviews definite-lived intangible assets for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Actual cash flows arising from a particular intangible asset could vary from projected cash flows which could imply different carrying values from those established at the dates of acquisition and which could result in impairment of such asset.
The company evaluates goodwill and indefinite-lived intangible assets for impairment annually and when events occur or circumstances change that may reduce the fair value of the asset below its carrying amount. Events or circumstances that might require an interim evaluation include unexpected adverse business conditions, economic factors, unanticipated technological changes or competitive activities, loss of key personnel and acts by governments and courts. Goodwill and indefinite-lived intangible assets totaled $21.33 billion and $1.34 billion, respectively, at December 31, 2016. Estimates of future cash flows require assumptions related to revenue and operating income growth, asset-related expenditures, working capital levels and other factors. Different assumptions from those made in the company’s analysis could materially affect projected cash flows and the company’s evaluation of goodwill and indefinite-lived intangible assets for impairment.
Indications of fair value based on projections of profitability for 2017 and thereafter and on peer revenues and earnings trading multiples were sufficient to conclude that no impairment of goodwill or indefinite-lived intangible assets existed at the end of the tenth fiscal month of 2016, the date of the company’s impairment testing. There can be no assurance, however, that an economic downturn will not materially adversely affect peer trading multiples and the company’s businesses such that they do not achieve their forecasted profitability and these assets become impaired. Should the fair value of the company’s goodwill or indefinite-lived intangible assets decline because of reduced operating performance, market declines, or other indicators of impairment, or as a result of changes in the discount rate, charges for impairment may be necessary.
With the completion of the FEI acquisition in September 2016, the company established a new reporting unit called Materials and Structural Analysis, which consists of the former FEI business. Because this reporting unit consists solely of the acquired business, the book value of which equaled its fair value as of the acquisition date, no cushion of fair value over book value existed at the acquisition date. During its 2016 goodwill impairment testing, the company determined that the Materials and Structural Analysis reporting unit’s cushion of fair value over book value was nominal as of November 5, 2016. Given that the fair value is not substantially in excess of the book value, relatively small decreases in future cash flows from forecasted results or changes in discount rates or other assumptions could result in impairment of goodwill. The key variables that drive the cash flows of the reporting unit are levels of profitability and terminal value growth rate assumptions, as well as the weighted average cost of capital (WACC) rate applied. The estimates used for these assumptions represent management's best estimates, which the company believes are reasonable. These assumptions, however, are subject to uncertainty, including the degree to which the acquired business will grow revenue and profitability levels. The Materials and Structural Analysis reporting unit had $1.99 billion of goodwill, and had an overall carrying value of $3.93 billion as of December 31, 2016.

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
In the ordinary course of business there is inherent uncertainty in quantifying the company’s income tax positions. The company assesses income tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the company has recorded the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. The company’s reserve for these matters totaled $802 million at December 31, 2016. Where applicable, associated interest expense has also been recognized as a component of the provision for income taxes.
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
The company estimates the degree to which tax assets and loss carryforwards will result in a benefit, based on expected profitability by tax jurisdiction, and provides a valuation allowance for tax assets and loss carryforwards that it believes will more likely than not go unused. If it becomes more likely than not that a tax asset or loss carryforward will be used, the company reverses the related valuation allowance. Any such reversals are recorded as a reduction of the company’s tax provision. The company’s tax valuation allowance totaled $113 million at December 31, 2016. Should the company’s actual future taxable income by tax jurisdiction vary from estimates, additional allowances or reversals thereof may be necessary.
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
The company operates in various jurisdictions around the world. With the exception of its Affymetrix Singapore subsidiary, the company has not provided income taxes on the undistributed earnings of its non-U.S. subsidiaries due to its intention to permanently reinvest such earnings unless the company can remit such earnings to the U.S. without associated net tax cost. The company recorded a deferred tax liability of $156 million in acquisition accounting for the outside basis difference of Affymetrix Singapore as the company intends to integrate it with the company’s existing Singapore operations within the next twelve months. Aside from this plan, the company’s intent is to only make distributions from non-U.S. subsidiaries in the future when they can be made at no net tax cost.

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
Several of the company’s U.S. and non-U.S. subsidiaries sponsor defined benefit pension and other retiree benefit plans. The cost and obligations of these arrangements are calculated using many assumptions to estimate the benefits that the employee earns while working, the amount of which cannot be completely determined until the benefit payments cease. Major assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on plan assets and rate of increase in employee compensation levels. Assumptions are determined based on company data and appropriate market indicators in consultation with third-party actuaries, and are evaluated each year as of the plans’ measurement date. Net periodic pension costs for the company’s pension and other postretirement benefit plans totaled $34 million in 2016. The company’s unfunded benefit obligation totaled $610 million at year-end 2016 compared with $528 million at year-end 2015. Should any of these assumptions change, they would have an effect on net periodic pension costs and the unfunded benefit obligation. For example, a 10% decrease in the discount rate would result in an annual increase in pension and other postretirement benefit expense of approximately $2 million and an increase in the benefit obligation of approximately $93 million.
As of December 31, 2016, the company expects to contribute between $215 and $235 million to its existing defined benefit pension plans in 2017.
As of January 1, 2017, the company changed the method it uses to estimate the service and interest components of net periodic benefit cost for pension and other retiree benefit plans. Historically, the company estimated these service and interest cost components utilizing the single weighted-average discount rate used to measure each plan's benefit obligation at the beginning of the year. Beginning in 2017, the company will utilize a full yield curve approach in the estimation of these components by applying the specific spot-rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. The company has made this change to provide a more precise measurement of the service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. The company has accounted for this change as a change in accounting estimate and will account for it prospectively starting in January 2017. The reduction in service and interest costs for 2017 associated with this change in estimate will be approximately $10 million.
Results of Operations
2016 Compared With 2015

(In millions)	2016	2015	Total Change	Currency Translation	Acquisitions/ Divestitures	Operations

Revenues
Life Sciences Solutions	$4,978.1	$4,439.4	$538.7	$(37.5)	$261.1	$315.1
Analytical Instruments	3,668.2	3,208.2	460.0	(26.8)	386.9	99.9
Specialty Diagnostics	3,339.2	3,243.9	95.3	(19.7)	0.2	114.8
Laboratory Products and Services	7,030.0	6,661.5	368.5	(75.5)	89.6	354.4
Eliminations	(741.4)	(587.6)	(153.8)	14.6	(5.2)	(163.2)

Consolidated Revenues	$18,274.1	$16,965.4	$1,308.7	$(144.9)	$732.6	$721.0
Sales in 2016 were $18.27 billion, an increase of $1.31 billion from 2015. The unfavorable effects of currency translation resulted in a decrease in revenues of $145 million in 2016. Sales increased $733 million due to acquisitions. Aside from the effects of currency translation and acquisitions, revenues increased $721 million (4%) primarily due to increased demand. Sales to customers in the company’s primary end markets grew. Demand from customers in pharmaceutical and biotech industries was particularly strong. Sales growth was strong in Asia, moderate in Europe and modest in North America.
In 2016, total company operating income and operating income margin were $2.45 billion and 13.4%, respectively, compared with $2.34 billion and 13.8%, respectively, in 2015. The increase in operating income was primarily due to profit on higher sales in local currencies, productivity improvements, net of inflationary cost increases, and, to a lesser extent,

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

acquisitions. These increases were offset in part by higher restructuring and acquisition-related charges in the 2016 period, strategic growth investments and unfavorable sales mix.
In 2016, the company recorded restructuring and other costs, net, of $395 million, including $102 million of charges to cost of revenues for the sale of inventories revalued at the date of acquisition and to conform the accounting policies of FEI and Affymetrix with the company's accounting policies; $104 million of charges to selling, general and administrative expenses primarily for third-party transaction and integration costs related to the acquisitions of FEI and Affymetrix. In addition, the company recorded $164 million of cash restructuring costs, primarily to achieve acquisition synergies, including severance and abandoned facilities costs associated with the closure and consolidation of facilities in the U.S. The company’s other businesses incurred costs for continued headcount reductions and facility consolidations in an effort to streamline operations, including severance at several businesses and abandoned facility expenses at businesses that have been or are being consolidated in the U.S., Europe and Asia (see Note 14). The company also recorded charges for litigation and environmental remediation matters. These costs were partially offset by gains on the sales of real estate.
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
As of February 28, 2017, the company has identified restructuring actions that will result in additional charges of approximately $85 million in 2017 and expects to identify additional actions during 2017 which will be recorded when specified criteria are met, such as communication of benefit arrangements and abandonment of leased facilities. Approximately 45% of the additional charges will be incurred in the Life Sciences Solutions segment, 35% in the Analytical Instruments segment, with the remainder incurred across the company's remaining segments. The restructuring projects for which charges were incurred in 2016 are expected to result in annual cost savings of approximately $100 million beginning in part in 2016 and, to a greater extent, in 2017, including $60 million in the Life Sciences Solutions segment, $25 million in the Analytical Instruments segment, $5 million in the Specialty Diagnostics segment and $10 million in the Laboratory Products and Services segment. The restructuring actions for which charges were incurred in 2015 resulted in annual cost savings of approximately $100 million beginning in part in 2015 and to a greater extent in 2016, including $50 million in the Life Sciences Solutions segment, $25 million in the Analytical Instruments segment, $10 million in the Specialty Diagnostics segment and $15 million in the Laboratory Products and Services segment.
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

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

(Dollars in millions)	2016	2015	Change

Revenues
Life Sciences Solutions	$4,978.1	$4,439.4	12%
Analytical Instruments	3,668.2	3,208.2	14%
Specialty Diagnostics	3,339.2	3,243.9	3%
Laboratory Products and Services	7,030.0	6,661.5	6%
Eliminations	(741.4)	(587.6)	26%

Consolidated Revenues	$18,274.1	$16,965.4	8%

Segment Income
Life Sciences Solutions	$1,514.7	$1,336.9	13%
Analytical Instruments	745.2	612.8	22%
Specialty Diagnostics	909.8	872.9	4%
Laboratory Products and Services	1,052.1	999.1	5%

Subtotal Reportable Segments	4,221.8	3,821.7	10%

Cost of Revenues Charges	(101.5)	(9.1)
Selling, General and Administrative Charges, Net	(103.9)	(46.3)
Restructuring and Other (Costs) Income, Net	(189.2)	(115.3)
Amortization of Acquisition-related Intangible Assets	(1,378.0)	(1,314.8)

Consolidated Operating Income	$2,449.2	$2,336.2	5%

Reportable Segments Operating Income Margin	23.1%	22.5%

Consolidated Operating Income Margin	13.4%	13.8%
Income from the company’s reportable segments increased 10% to $4.22 billion in 2016 due primarily to profit on higher sales in local currencies and productivity improvements, net of inflationary cost increases. These increases were offset in part by strategic growth investments and unfavorable sales mix.
Life Sciences Solutions

(Dollars in millions)	2016	2015	Change

Revenues	$4,978.1	$4,439.4	12%

Operating Income Margin	30.4%	30.1%	0.3 pt
Sales in the Life Sciences Solutions segment increased $539 million to $4.98 billion in 2016. Sales increased $315 million (7%) due to higher revenues at existing businesses and $261 million due to acquisitions, offset in part by a decrease of $38 million due to the unfavorable effects of currency translation. The increase in revenue at existing businesses was primarily due to increased demand for biosciences products and bioprocess production products and, to a lesser extent, next generation sequencing products.
Operating income margin was 30.4% in 2016 compared to 30.1% in 2015. The increase in operating margin resulted from productivity improvements, net of inflationary cost increases, profit on higher sales in local currencies and, to a lesser extent, price increases. These increases were offset in part by unfavorable sales mix, acquisition dilution and strategic growth investments.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

Analytical Instruments

(Dollars in millions)	2016	2015	Change

Revenues	$3,668.2	$3,208.2	14%

Operating Income Margin	20.3%	19.1%	1.2 pt
Sales in the Analytical Instruments segment increased $460 million to $3.67 billion in 2016. Sales increased $387 million due to acquisitions and $100 million (3%) due to higher revenues at existing businesses, offset in part by a decrease of $27 million due to the unfavorable effects of currency translation. The increase in revenue at existing businesses was primarily due to increased demand for products sold by the segment's chromatography and mass spectrometry business and, to a lesser extent, sales of environmental instruments. These increases were offset in part by lower sales of chemical analysis products due primarily to softness in certain industrial end markets.
Operating income margin was 20.3% in 2016 compared to 19.1% in 2015. The increase resulted primarily from productivity improvements, net of inflationary cost increases, profit on higher sales in local currencies and, to a lesser extent, favorable foreign currency exchange. These increases were offset in part by unfavorable sales mix and strategic growth investments.
Specialty Diagnostics

(Dollars in millions)	2016	2015	Change

Revenues	$3,339.2	$3,243.9	3%

Operating Income Margin	27.2%	26.9%	0.3 pt
Sales in the Specialty Diagnostics segment increased $95 million to $3.34 billion in 2016. Sales increased $115 million (4%) due to higher revenues at existing businesses, offset in part by a decrease of $20 million due to the unfavorable effects of currency translation. The increase in revenue at existing businesses was primarily due to increased demand for products in each of the segment's principal businesses with particular strength in the segment’s healthcare market channel and sales of immunodiagnostics products and clinical diagnostics products.
Operating income margin was 27.2% in 2016 and 26.9% in 2015. The increase resulted primarily from productivity improvements, net of inflationary cost increases, and profit on higher sales in local currencies, offset in part by strategic growth investments.
Laboratory Products and Services

(Dollars in millions)	2016	2015	Change

Revenues	$7,030.0	$6,661.5	6%

Operating Income Margin	15.0%	15.0%	0.0 pt
Sales in the Laboratory Products and Services segment increased $369 million to $7.03 billion in 2016. Sales increased $354 million (5%) due to higher revenues at existing businesses and $90 million due to an acquisition. These increases were offset in part by $76 million due to the unfavorable effects of currency translation. The increase in revenue at existing businesses was primarily due to increased demand for products in each of the segment’s principal businesses.
Operating income margin was 15.0% in both 2016 and 2015. Increases due to productivity improvements, net of inflationary cost increases, and profit on higher sales in local currencies, were offset by strategic growth investments and unfavorable sales mix.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

Other Expense, Net
The company reported other expense, net, of $425 million and $400 million in 2016 and 2015, respectively (Note 4). Interest expense increased $55 million primarily due to an increase in outstanding debt. In 2016, other items, net includes $22 million of charges related to the amortization of fees paid to obtain bridge financing commitments for the acquisition of FEI and $9 million of losses on the early extinguishment of debt, offset in part by $12.5 million of gains on investments. In 2015, other items, net includes losses of $12 million on the early extinguishment of debt and costs of $7.5 million associated with entering into interest rate swap arrangements.
Provision for Income Taxes
The company recorded a benefit from income taxes in 2016. In 2016, the company continued to implement tax planning initiatives related to non-U.S. subsidiaries. These non-U.S. subsidiaries incurred foreign tax obligations, and made cash and deemed distributions to the company’s U.S. operations which resulted in no net tax cost. As a result of these distributions, the company benefitted from U.S. foreign tax credits of $91 million, offset in part by additional U.S. taxes of $37 million on the related foreign income (which reduced the benefit from the foreign rate differential in 2016) for a net benefit of $54 million. The foreign tax credits are the result of foreign earnings remitted or deemed remitted to the U.S. during the reporting year and the U.S. treatment of taxes paid in the foreign jurisdictions in the years those profits were originally earned. The company intends to make similar types of distributions from non-U.S. subsidiaries when they can be made at no net tax cost. The ability of the company to make distributions in future periods of similar type and magnitude will depend on the level of earnings and cash flow in various foreign jurisdictions and on the applicable tax laws in effect at that time. Accordingly, the impact of foreign tax credits on the company’s effective tax rate in future periods is likely to vary. The company also implemented foreign tax credit planning in Sweden which resulted in $100 million of foreign tax credits, with no related incremental U.S. income tax expense. In addition, the company recorded discrete benefits in 2016 totaling $39 million related to prior year tax filings and net charges of $12 million related to tax audits.
The company recorded a benefit from income taxes in 2015. In 2015, the company implemented tax planning initiatives related to non-U.S. subsidiaries. These non-U.S. subsidiaries incurred foreign tax obligations, and made cash and deemed distributions to the company’s U.S. operations which resulted in no net tax cost. As a result of these distributions, the company benefitted from U.S. foreign tax credits of $111 million, offset in part by additional U.S. taxes of $46 million on the related foreign income (which reduced the benefit from the foreign rate differential in 2015) for a net benefit of $66 million. The foreign tax credits are the result of foreign earnings remitted or deemed remitted to the U.S. during the reporting year and the U.S. treatment of taxes paid in the foreign jurisdictions in the years those profits were originally earned. The company also implemented foreign tax credit planning in Sweden which resulted in $80 million of foreign tax credits, with no related incremental U.S. income tax expense. In addition, the company recorded discrete benefits totaling $54 million related to additional prior year foreign tax and other credits as well as restructuring and other costs associated with the 2014 acquisition of Life Technologies. The tax provision in the 2015 period was favorably affected by $37 million as a result of adjustments to deferred tax balances due to changes in tax rates. The effective tax rate in both 2016 and 2015 was also affected by relatively significant earnings in lower tax jurisdictions. Due primarily to the non-deductibility of intangible asset amortization for tax purposes, the company’s cash payments for income taxes were higher than its income tax expense for financial reporting purposes and totaled $663 million and $477 million in 2016 and 2015, respectively.
The company expects its effective tax rate in 2017 will be less than 3% based on currently forecasted rates of profitability in the countries in which the company conducts business and expected generation of foreign tax credits.
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
2015 Compared With 2014

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
Segment Results

(Dollars in millions)	2015	2014	Change

Revenues
Life Sciences Solutions	$4,439.4	$4,195.7	6%
Analytical Instruments	3,208.2	3,252.2	(1)%
Specialty Diagnostics	3,243.9	3,343.6	(3)%
Laboratory Products and Services	6,661.5	6,601.5	1%
Eliminations	(587.6)	(503.4)	17%

Consolidated Revenues	$16,965.4	$16,889.6	0%

Segment Income
Life Sciences Solutions	$1,336.9	$1,214.9	10%
Analytical Instruments	612.8	581.1	5%
Specialty Diagnostics	872.9	916.0	(5)%
Laboratory Products and Services	999.1	982.8	2%

Subtotal Reportable Segments	3,821.7	3,694.8	3%

Cost of Revenues Charges	(9.1)	(327.6)
Selling, General and Administrative Costs, Net	(46.3)	(130.7)
Restructuring and Other Income (Costs), Net	(115.3)	598.2
Amortization of Acquisition-related Intangible Assets	(1,314.8)	(1,331.7)

Consolidated Operating Income	$2,336.2	$2,503.0	(7)%

Reportable Segments Operating Income Margin	22.5%	21.9%

Consolidated Operating Income Margin	13.8%	14.8%
Income from the company’s reportable segments increased 3% to $3.82 billion in 2015 due primarily to productivity improvements, net of inflationary cost increases, and, to a lesser extent, profit on higher sales in local currencies, offset in part by the unfavorable impact of foreign currency exchange and strategic growth investments.
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
Provision for Income Taxes
The company recorded a benefit from income taxes in 2015. In 2015, the company implemented tax planning initiatives related to non-U.S. subsidiaries. These non-U.S. subsidiaries incurred foreign tax obligations, and made cash and deemed distributions to the company’s U.S. operations which resulted in no net tax cost. As a result of these distributions, the company benefitted from U.S. foreign tax credits of $111 million, offset in part by additional U.S. taxes of $46 million on the related foreign income (which reduced the benefit from the foreign rate differential in 2015) for a net benefit of $66 million. The foreign tax credits are the result of foreign earnings remitted or deemed remitted to the U.S. during the reporting year and the U.S. treatment of taxes paid in the foreign jurisdictions in the years those profits were originally earned. The company also implemented foreign tax credit planning in Sweden which resulted in $80 million of foreign tax credits, with no related incremental U.S. income tax expense. In addition, the company recorded discrete benefits totaling $54 million related to additional prior year foreign tax and other credits as well as restructuring and other costs associated with the 2014 acquisition of Life Technologies. The tax provision in the 2015 period was favorably affected by $37 million as a result of adjustments to deferred tax balances due to changes in tax rates.
The company’s effective tax rate was 9.2% in 2014. The 2014 provision for income taxes included $390 million related to gains on the sales of businesses. Aside from the discrete tax on the gains, the company had a benefit from income taxes primarily due to restructuring and other costs associated with the acquisition of Life Technologies as well as an increase in the expected benefit from foreign tax credits. In 2014, the company implemented tax planning initiatives related to non-U.S. subsidiaries.  These non-U.S. subsidiaries incurred foreign tax obligations, and made cash and deemed distributions to the company’s U.S. operations which resulted in no net tax cost. As a result of these distributions, the company benefitted from U.S. foreign tax credits of $172 million, offset in part by additional U.S. taxes of $55 million on the related foreign income (which reduced the benefit from the foreign rate differential in 2014) for a net benefit of $117 million. The foreign tax credits are the result of foreign earnings remitted or deemed remitted to the U.S. during the reporting year and the U.S. treatment of taxes paid in the foreign jurisdictions in the years those profits were originally earned. The federal tax credit for 2014 research and development activities favorably affected the tax provision in 2014 by $20 million. In 2014, the company recognized a discrete tax benefit of $15 million attributable to tax rulings related to non-U.S. subsidiaries. The tax provision in the 2014 period was favorably affected by $5.5 million as a result of adjustments to deferred tax balances due to changes in tax rates. The effective tax rate in both 2015 and 2014 was also affected by relatively significant earnings in lower tax jurisdictions. Due primarily to the non-deductibility of intangible asset amortization for tax purposes, the company’s cash payments for income taxes were higher than its income tax expense for financial reporting purposes and totaled $477 million and $586 million in 2015 and 2014, respectively.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
Consolidated working capital was $2.16 billion at December 31, 2016, compared with $1.59 billion at December 31, 2015. Included in working capital were cash and cash equivalents of $786 million at December 31, 2016 and $452 million at December 31, 2015.
2016
Cash provided by operating activities was $3.16 billion during 2016. An increase in accounts receivable used cash of $352 million primarily to support growth in sales in local currencies and due to the mid-month timing of the acquisition of FEI when receivables are commonly lower than at quarter-end. Inventories provided cash of $98 million due to a reduction associated with fourth quarter 2016 sales. An increase in other assets used cash of $153 million primarily due to the timing of payments. An increase in other liabilities provided cash of $168 million primarily due to the timing of payments for income taxes and incentive compensation. Cash payments for income taxes increased to $663 million during 2016, compared with $477 million in 2015. The company made cash contributions to its pension and postretirement benefit plans totaling $43 million during 2016. Payments for restructuring actions, principally severance costs and lease and other expenses of real estate consolidation, used cash of $122 million during 2016.
During 2016, the company’s investing activities used $5.53 billion of cash. Acquisitions used cash of $5.19 billion. The company’s investing activities also included the purchase of $444 million of property, plant and equipment. In February 2017, the company completed an acquisition for approximately $225 million in cash (Note 16).
The company’s financing activities provided $2.86 billion of cash during 2016. Issuance of senior notes and borrowings under term loans provided cash of $7.60 billion and an increase in commercial paper obligations provided cash of $904 million. Repayment of senior notes, the 364-day term loan and acquired debt used cash of $4.33 billion. The company’s financing activities also included the repurchase of $1.25 billion of the company’s common stock and the payment of $238 million in cash dividends, offset in part by $135 million of proceeds from employee stock option exercises. On July 7, 2016, the Board of Directors authorized the repurchase of up to $1.50 billion of the company’s common stock. At December 31, 2016, $1.25 billion was available for future repurchases of the company’s common stock under this authorization. Early in the first quarter of 2017, the company repurchased $500 million of the company's common stock which reduced the availability under this authorization to $750 million as of February 28, 2017.
As of December 31, 2016, the company’s short-term debt totaled $1.26 billion, including $300 million due within the next twelve months under a 3-year term loan agreement and $953 million of commercial paper obligations. The company has a revolving credit facility with a bank group that provides up to $2.50 billion of unsecured multi-currency revolving credit. If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of December 31, 2016, no borrowings were outstanding under the company’s revolving credit facility, although available capacity was reduced by approximately $72 million as a result of outstanding letters of credit.
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
The company believes that its existing cash and cash equivalents of $786 million as of December 31, 2016 and its future cash flow from operations together with available borrowing capacity under its revolving credit agreement will be sufficient to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months.
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
2014
Cash provided by operating activities was $2.62 billion during 2014 primarily from the company’s earnings. Increases in accounts receivable and inventories used cash of $145 million and $110 million, respectively, primarily to support growth in sales. Other assets decreased by $163 million primarily due to collection of tax refunds including those related to legacy Life Technologies’ operations. Other liabilities increased by $308 million primarily due to the timing of payments for incentive compensation and income taxes. In 2014, the company made cash payments including monetizing certain equity awards, severance obligations and transaction costs totaling $325 million related to the acquisition of Life Technologies. The company made cash contributions to its pension and postretirement benefit plans totaling $50 million during 2014. Cash payments for income taxes totaled $586 million.
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
Off-Balance Sheet Arrangements
The company did not use special purpose entities or other off-balance-sheet financing arrangements in 2014, 2015 or 2016, except for letters of credit, bank guarantees, residual value guarantees under three lease agreements, surety bonds and other guarantees disclosed in the table or discussed below. The amounts disclosed in the table below for letters of credit, bank guarantees, surety bonds and other guarantees relate to guarantees of the company’s performance, primarily in the ordinary course of business.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Liquidity and Capital Resources (continued)

Contractual Obligations and Other Commercial Commitments
The table below summarizes, by period due or expiration of commitment, the company’s contractual obligations and other commercial commitments as of December 31, 2016.

	Payments due by Period or Expiration of Commitment
(In millions)	2017	2018 and 2019	2020 and 2021	2022 and Thereafter	Total

Contractual Obligations and Other Commercial Commitments
Debt principal, including short-term debt (a)	$1,253.8	$3,006.5	$3,997.0	$8,431.7	$16,689.0
Interest	0.9	1.5	1.1	1.1	4.6
Capital lease obligations	1.7	3.7	3.9	2.7	12.0
Operating lease obligations	163.7	235.6	139.7	176.5	715.5
Unconditional purchase obligations (b)	362.2	14.3	1.2	0.3	378.0
Letters of credit and bank guarantees	162.6	12.8	3.2	0.7	179.3
Surety bonds and other guarantees	22.9	0.9	—	—	23.8
Pension obligations on balance sheet	41.4	84.4	83.0	468.0	676.8
Asset retirement obligations accrued on balance sheet	2.8	13.5	9.9	16.3	42.5
Acquisition-related contingent consideration accrued on balance sheet	3.4	—	—	—	3.4
Other (c)	1.4	—	—	—	1.4

	$2,016.8	$3,373.2	$4,239.0	$9,097.3	$18,726.3

(a)	Amounts represent the expected cash payments for debt and do not include any deferred issuance costs.

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
Reserves for unrecognized tax benefits of $802 million have not been included in the above table due to the inability to predict the timing of tax audit resolutions.
The company has no material commitments for purchases of property, plant and equipment, other than those included in the above table, but expects that for 2017, such expenditures will approximate $500 million.
Guarantees of residual value under lease arrangements for three facilities have not been included in the above table due to the inability to predict if and when the guarantees may require payment (see Note 10). The residual value guarantees become operative at the end of the leases for up to a maximum of $155 million. The initial terms of these leases end in 2019, 2020 and 2022, although renewal options exist for each.
A guarantee of pension plan obligations of a divested business has not been included in the preceding table due to the inability to predict if and when the guarantee may require payment. The purchaser of the divested business has agreed to pay for the pension benefits, however the company was required to guarantee payment of these pension benefits should the purchaser fail to do so. The amount of the guarantee at December 31, 2016 was $40 million.
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
Interest Rates
The company is exposed to changes in interest rates while conducting normal business operations as a result of ongoing investing and financing activities, which affect the company’s debt as well as cash and cash equivalents. As of December 31, 2016, the company’s debt portfolio was comprised primarily of fixed rate borrowings. The fair market value of the company’s fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The total estimated fair value of the company’s debt at December 31, 2016 was $16.98 billion (see Note 12). Fair values were determined from available market prices using current interest rates and terms to maturity. If interest rates were to decrease by 100 basis points, the fair value of the company’s debt at December 31, 2016 would increase by approximately $840 million. If interest rates were to increase by 100 basis points, the fair value of the company’s debt at December 31, 2016 would decrease by approximately $802 million.
In addition, interest rate changes would result in a change in the company’s interest expense due to variable-rate debt instruments including swap arrangements. In 2016, a 100 basis point increase in interest rates on the swap arrangements and variable-rate debt would have increased the company’s annual pre-tax interest expense by approximately $42 million.
Currency Exchange Rates
The company views its investment in international subsidiaries with a functional currency other than the U.S. dollar as permanent. The company’s investment in international subsidiaries is sensitive to fluctuations in currency exchange rates. The functional currencies of the company’s international subsidiaries are principally denominated in British pounds sterling, Swedish kronor, euro, Danish kroner, Canadian dollars and Swiss franc. The effect of a change in the period ending currency exchange rates on the company’s net investment in international subsidiaries is reflected in the “accumulated other comprehensive items” component of shareholders’ equity. The company also uses foreign currency-denominated debt to partially hedge its net investments in foreign operations against adverse movements in exchange rates. A 10% depreciation in year-end 2016 functional currencies, relative to the U.S. dollar, would result in a reduction of shareholders’ equity of $1.19 billion.
The fair value of forward currency-exchange contracts is sensitive to changes in currency exchange rates. The fair value of forward currency-exchange contracts is the estimated amount that the company would pay or receive upon termination of the contract, taking into account the change in currency exchange rates. A 10% depreciation in year-end 2016 non-functional currency exchange rates related to the company’s contracts would result in an unrealized gain on forward currency-exchange contracts of $126 million. A 10% appreciation in year-end 2016 non-functional currency exchange rates related to the company’s contracts would result in an increase in the unrealized loss on forward currency-exchange contracts of $117 million. The unrealized gains or losses on forward currency-exchange contracts resulting from changes in currency exchange rates are expected to approximately offset losses or gains on the exposures being hedged.
Certain of the company’s cash and cash equivalents are denominated in currencies other than the functional currency of the depositor and are sensitive to changes in currency exchange rates. A 10% depreciation in the related year-end 2016 non-functional currency exchange rates applied to such cash balances would result in a negative impact of $36 million on the company’s net income.

THERMO FISHER SCIENTIFIC INC.

Item 8.	Financial Statements and Supplementary Data
This data is submitted as a separate section to this report. See Item 15 “Exhibits and Financial Statement Schedules.”

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
The company’s management, with the participation of the company’s chief executive officer and chief financial officer, evaluated the effectiveness of the company’s disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the company’s disclosure controls and procedures as of December 31, 2016, the company’s chief executive officer and chief financial officer concluded that, as of such date, the company’s disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended December 31, 2016, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
The company’s management, including the company’s chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The company’s management conducted an assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2016 based on criteria established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the company’s management concluded that, as of December 31, 2016, the company’s internal control over financial reporting was effective.
The company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the company’s internal control over financial reporting as of December 31, 2016, as stated in their report that appears on page F-2 of this Annual Report on Form 10-K.

Item 9B.	Other Information
Not applicable.

THERMO FISHER SCIENTIFIC INC.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information with respect to directors required by this Item will be contained in our definitive proxy statement to be filed with the SEC not later than 120 days after the close of business of the fiscal year (2017 Definitive Proxy Statement) and is incorporated in this report by reference.
The information with respect to executive officers required by this Item is included in Item 1 of Part I of this report.
The other information required by this Item will be contained in our 2017 Definitive Proxy Statement and is incorporated in this report by reference.

Item 11.	Executive Compensation
The information required by this Item will be contained in our 2017 Definitive Proxy Statement and is incorporated in this report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be contained in our 2017 Definitive Proxy Statement and is incorporated in this report by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be contained in our 2017 Definitive Proxy Statement and is incorporated in this report by reference.

Item 14.	Principal Accountant Fees and Services
The information required by this Item will be contained in our 2017 Definitive Proxy Statement and is incorporated in this report by reference.

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

See the Exhibit Index on page 45.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 28, 2017	THERMO FISHER SCIENTIFIC INC.

		By:	/s/ Marc N. Casper
Marc N. Casper
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of February 28, 2017.

Signature		Title

By:	/s/ Marc N. Casper	President, Chief Executive Officer and Director
	Marc N. Casper	(Principal Executive Officer)

By:	/s/ Jim P. Manzi	Chairman of the Board and Director
Jim P. Manzi

By:	/s/ Stephen Williamson	Senior Vice President and Chief Financial Officer
	Stephen Williamson	(Principal Financial Officer)

By:	/s/ Peter E. Hornstra	Vice President and Chief Accounting Officer
	Peter E. Hornstra	(Principal Accounting Officer)

By:	/s/ Nelson J. Chai	Director
Nelson J. Chai

By:	/s/ C. Martin Harris	Director
C. Martin Harris

By:	/s/ Tyler E. Jacks	Director
Tyler E. Jacks

By:	/s/ Judy C. Lewent	Director
Judy C. Lewent

By:	/s/ Thomas J. Lynch	Director
Thomas J. Lynch

By:	/s/ William G. Parrett	Director
William G. Parrett

By:	/s/ Lars R. Sørensen	Director
Lars R. Sørensen

By:	/s/ Scott M. Sperling	Director
Scott M. Sperling

By:	/s/ Elaine S. Ullian	Director
Elaine S. Ullian

THERMO FISHER SCIENTIFIC INC.
EXHIBIT INDEX

Exhibit Number	Description of Exhibit

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

4.14
Thirteenth Supplemental Indenture, dated as of September 12, 2016, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed September 12, 2016 [File No. 1-8002] and incorporated in this document by reference).

4.15
Fourteenth Supplemental Indenture, dated as of September 19, 2016, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed September 19, 2016 [File No. 1-8002] and incorporated in this document by reference).

4.16
Indenture, dated as of August 9, 2016, among Thermo Fisher Scientific (Finance I) B.V., as issuer, the Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 9, 2016 [File No. 1-8002] and incorporated in this document by reference).

4.17
First Supplemental Indenture, dated as of August 9, 2016, among Thermo Fisher Scientific (Finance I) B.V., as issuer, the Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed August 9, 2016 [File No. 1-8002] and incorporated in this document by reference).

4.18
Indenture between Life Technologies and U.S. Bank National Association., as trustee, dated as of February 19, 2010 (filed as Exhibit 4.1 to Life Technologies Corporation’s Current Report on Form 8-K, filed on February 19, 2010 [File No. 000-25317] and incorporated in this document by reference).

4.19
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

4.20
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

10.7	Summary of Thermo Fisher Scientific Inc. Annual Director Compensation.*

10.8
Summary of Annual Incentive Program of Thermo Electron Corporation (filed as Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 [File No. 1-8002] and incorporated in this document by reference).*

10.9
Summary of 2016 Annual Cash Incentive Plan Matters (set forth in Item 5.02 to the Registrant’s Current Report on Form 8-K filed February 25, 2016 [File No. 1-8002] under the heading “Annual Cash Incentive Plans - Establishment of Criteria for 2016 Bonus” and incorporated in this document by reference).*

THERMO FISHER SCIENTIFIC INC.
EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.10
Form of Noncompetition Agreement between the Registrant and certain key employees and executive officers (filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.11
Retirement Plan for Non-Employee Directors of Fisher Scientific International Inc. (filed as Exhibit 10.12 to Fisher Scientific International Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992, filed March 24, 1993 [File No. 1-10920] and incorporated in this document by reference).*

10.12
First Amendment to the Fisher Scientific International Inc. Retirement Plan for Non-Employee Directors (filed as Exhibit 10.04 to Fisher Scientific International Inc.’s Quarterly Report on Form 10-Q filed May 10, 2005 [File No. 1-10920] and incorporated in this document by reference).*

10.13
Amendment to Retirement Plan for Non-Employee Directors of Fisher Scientific International Inc. (filed as Exhibit 10.02 to Fisher Scientific International Inc.’s Current Report on Form 8-K filed March 7, 2006 [File No. 1-10920] and incorporated in this document by reference).*

10.14
Thermo Fisher Scientific Inc. Amended and Restated 2005 Deferred Compensation Plan, effective January 1, 2009 (filed as Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 [File No. 1-8002] and incorporated in this document by reference).*

10.15
Thermo Fisher Scientific Inc. 2008 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 22, 2008 [File No. 1-8002] and incorporated in this document by reference).*

10.16
Amendment No. 1 to Thermo Fisher Scientific Inc. Amended and Restated 2005 Deferred Compensation Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.17
Stock Option Agreement, between Marc Casper and the Registrant, dated November 21, 2009 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 25, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.18
Stock Option Agreement, between Marc Casper and the Registrant, dated November 21, 2009 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed November 25, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.19
2009 Restatement of Executive Severance Agreement, between Marc Casper and the Registrant, dated November 21, 2009 (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed November 25, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.20
Executive Change In Control Retention Agreement, between Marc Casper and the Registrant, dated November 21, 2009 (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed November 25, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.21
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

10.24
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

10.26
Amendment No. 1 to Executive Change In Control Retention Agreement, dated November 10, 2010, between Marc N. Casper and the Registrant (filed as Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 [File No. 1-8002] and incorporated in this document by reference).*

THERMO FISHER SCIENTIFIC INC.
EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.27
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

10.29
Form of Thermo Fisher Scientific Inc.’s Performance Restricted Stock Unit Agreement (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed February 27, 2013 [File No. 1-8002] and incorporated in this document by reference).*

10.30
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

10.32
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

10.38
Offer Letter dated December 31, 2013, between the Company and Mark Stevenson (filed as Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K filed February 26, 2015 [File No. 1-8002] and incorporated in this document by reference).*

10.39
Restricted Stock Unit Award Agreement between Life Technologies Corporation and Mark Stevenson dated April 2, 2012 (filed as Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K filed February 26, 2015 [File No. 1-8002] and incorporated in this document by reference).*

10.40
Restricted Stock Unit Award Agreement between Life Technologies Corporation and Mark Stevenson dated April 1, 2013 (filed as Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K filed February 26, 2015 [File No. 1-8002] and incorporated in this document by reference).*

10.41
Supplemental Executive Retirement Plan effective as of December 31, 2005, as amended and restated as of August 28, 2006 (filed as Exhibit 10.3 to Applera Corporation’s Quarterly Report on Form 10-Q filed November 6, 2006 [File No. 1-04389] and incorporated in this document by reference).*

10.42
Amendment to Supplemental Executive Retirement Plan, effective as of January 1, 2010 (filed as Exhibit 10.1 to Life Technologies Corporation’s Current Report on Form 8-K filed December 8, 2009 [File No. 000-25317] and incorporated in this document by reference).*

10.43
Noncompetition Agreement between the Registrant and Mark Stevenson, dated September 10, 2015 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed October 30, 2015 [File No. 1-8002] and incorporated in this document by reference).*

10.44	Form of Thermo Fisher Scientific Inc.’s Stock Option Agreement for Officers.*

10.45
Bridge Credit Agreement, dated July 1, 2016, among the Company, each lender from time to time party thereto, and JPMorgan Chase Bank, N.A. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 1, 2016 [File No. 1-8002] and incorporated in this document by reference).

THERMO FISHER SCIENTIFIC INC.
EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.46
Term Loan Agreement, dated July 1, 2016, among the Company, a Subsidiary of the Company party thereto, each lender from time to time party thereto, and JPMorgan Chase Bank, N.A. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed July 1, 2016 [File No. 1-8002] and incorporated in this document by reference).

10.47
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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet at December 31, 2016, and 2015, (ii) Consolidated Statement of Income for the years ended December 31, 2016, 2015 and 2014, (iii) Consolidated Statement of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014 (iv) Consolidated Statement of Cash Flows for the years ended December 31, 2016, 2015 and 2014, (v) Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2016, 2015 and 2014 and (vi) Notes to Consolidated Financial Statements.

THERMO FISHER SCIENTIFIC INC.

INDEX OF CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

The following Consolidated Financial Statements of the Registrant and its subsidiaries are required to be included in Item 15:

THERMO FISHER SCIENTIFIC INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Thermo Fisher Scientific Inc.:
In our opinion, the consolidated balance sheets, and the related consolidated statements of income, of comprehensive income, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Thermo Fisher Scientific Inc. and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A of Thermo Fisher Scientific Inc.’s Annual Report on Form 10-K. Our responsibility is to express opinions on these financial statements, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 28, 2017

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
(In millions except share and per share amounts)	2016	2015

Assets
Current Assets:
Cash and cash equivalents	$786.2	$452.1
Accounts receivable, less allowances of $77.3 and $70.1	3,048.5	2,544.9
Inventories	2,213.3	1,991.7
Refundable income taxes	378.3	218.1
Other current assets	594.7	534.4

Total current assets	7,021.0	5,741.2

Property, Plant and Equipment, Net	2,577.8	2,448.8
Acquisition-related Intangible Assets, Net	13,969.0	12,758.3
Other Assets	1,011.9	1,058.4
Goodwill	21,327.8	18,827.6

Total Assets	$45,907.5	$40,834.3

Liabilities and Shareholders' Equity
Current Liabilities:
Short-term obligations and current maturities of long-term obligations	$1,255.5	$1,051.8
Accounts payable	926.2	822.2
Accrued payroll and employee benefits	708.7	598.2
Accrued income taxes	165.4	212.5
Deferred revenue	485.9	317.9
Other accrued expenses	1,324.1	1,143.7

Total current liabilities	4,865.8	4,146.3

Deferred Income Taxes	2,557.4	2,622.6
Other Long-term Liabilities	1,572.6	1,295.0
Long-term Obligations	15,372.4	11,420.2

Commitments and Contingencies (Note 10)

Shareholders' Equity:
Preferred stock, $100 par value, 50,000 shares authorized; none issued
Common stock, $1 par value, 1,200,000,000 shares authorized; 415,138,564 and 411,944,301 shares issued	415.1	411.9
Capital in excess of par value	12,139.6	11,801.2
Retained earnings	13,926.9	12,142.3
Treasury stock at cost, 21,690,679 and 12,314,200 shares	(2,306.0)	(1,007.9)
Accumulated other comprehensive items	(2,636.3)	(1,997.3)

Total shareholders' equity	21,539.3	21,350.2

Total Liabilities and Shareholders' Equity	$45,907.5	$40,834.3

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF INCOME

	Year Ended
	December 31,	December 31,	December 31,
(In millions except per share amounts)	2016	2015	2014

Revenues
Product revenues	$15,712.3	$14,667.8	$14,715.1
Service revenues	2,561.8	2,297.6	2,174.5

Total revenues	18,274.1	16,965.4	16,889.6

Costs and Operating Expenses:
Cost of product revenues	8,213.9	7,583.8	7,934.7
Cost of service revenues	1,691.1	1,625.7	1,462.9
Selling, general and administrative expenses	4,975.9	4,612.1	4,896.1
Research and development expenses	754.8	692.3	691.1
Restructuring and other costs (income), net	189.2	115.3	(598.2)

Total costs and operating expenses	15,824.9	14,629.2	14,386.6

Operating Income	2,449.2	2,336.2	2,503.0
Other Expense, Net	(425.3)	(399.8)	(415.8)

Income from Continuing Operations Before Income Taxes	2,023.9	1,936.4	2,087.2
Benefit from (Provision for) Income Taxes	1.4	43.9	(191.7)

Income from Continuing Operations	2,025.3	1,980.3	1,895.5
Loss from Discontinued Operations (net of income tax benefit of $2.2, $2.9 and $0.6)	(3.5)	(4.9)	(1.1)

Net Income	$2,021.8	$1,975.4	$1,894.4

Earnings per Share from Continuing Operations
Basic	$5.13	$4.97	$4.76
Diluted	$5.10	$4.93	$4.71

Earnings per Share
Basic	$5.12	$4.96	$4.76
Diluted	$5.09	$4.92	$4.71

Weighted Average Shares
Basic	394.8	398.7	398.2
Diluted	397.4	401.9	402.3

Cash Dividends Declared per Common Share	$0.60	$0.60	$0.60

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended
	December 31,	December 31,	December 31,
(In millions)	2016	2015	2014

Comprehensive Income
Net Income	$2,021.8	$1,975.4	$1,894.4

Other Comprehensive Items:
Currency translation adjustment	(566.7)	(706.1)	(1,182.6)
Unrealized gains and losses on available-for-sale investments:
Unrealized holding (losses) gains arising during the period (net of tax (benefit) provision of ($0.3), $0.0 and $0.1)	(1.6)	0.5	1.7
Reclassification adjustment for losses (gains) included in net income (net of tax benefit (provision) of $0.2 and ($0.2))	0.7	—	(1.7)
Unrealized gains and losses on hedging instruments:
Unrealized losses on hedging instruments (net of tax benefit of $22.4 and $5.5)	(36.6)	(9.0)	—
Reclassification adjustment for losses included in net income (net of tax benefit of $3.7, $1.5 and $1.8)	6.1	3.3	3.0
Pension and other postretirement benefit liability adjustments:
Pension and other postretirement benefit liability adjustments arising during the period (net of tax benefit of $16.6, $5.0 and $26.5)	(46.9)	(9.0)	(52.2)
Amortization of net loss and prior service benefit included in net periodic pension cost (net of tax benefit of $2.0, $2.9 and $13.3)	6.0	8.0	24.0

Total other comprehensive items	(639.0)	(712.3)	(1,207.8)

Comprehensive Income	$1,382.8	$1,263.1	$686.6

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended
	December 31,	December 31,	December 31,
(In millions)	2016	2015	2014

Operating Activities
Net income	$2,021.8	$1,975.4	$1,894.4
Loss from discontinued operations	3.5	4.9	1.1

Income from continuing operations	2,025.3	1,980.3	1,895.5

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,758.0	1,688.2	1,684.8
Change in deferred income taxes	(620.0)	(524.8)	(621.8)
Net gains on sale of businesses	—	(7.6)	(895.4)
Non-cash stock-based compensation	133.5	125.0	117.1
Tax benefits from stock-based compensation awards	(53.5)	(64.1)	(65.6)
Non-cash charges for sale of inventories revalued at the date of acquisition	75.0	6.9	303.4
Other non-cash expenses, net	66.8	58.6	38.0
Changes in assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	(352.2)	(149.4)	(145.4)
Inventories	97.8	(140.7)	(109.8)
Other assets	(152.8)	(254.3)	163.1
Accounts payable	55.5	(2.7)	1.2
Other liabilities	167.6	147.7	308.4
Contributions to retirement plans	(42.7)	(37.5)	(49.6)

Net cash provided by continuing operations	3,158.3	2,825.6	2,623.9
Net cash used in discontinued operations	(2.0)	(8.7)	(4.3)

Net cash provided by operating activities	3,156.3	2,816.9	2,619.6

Investing Activities
Acquisitions, net of cash acquired	(5,188.4)	(694.6)	(13,060.1)
Proceeds from sale of businesses, net of cash divested	—	—	1,521.8
Purchase of property, plant and equipment	(444.4)	(422.9)	(427.6)
Proceeds from sale of property, plant and equipment	26.3	18.1	49.3
Proceeds from sale of investments	81.2	12.0	88.6
(Increase) decrease in restricted cash	(1.5)	5.8	48.6
Other investing activities, net	(5.3)	(5.8)	(3.3)

Net cash used in investing activities	$(5,532.1)	$(1,087.4)	$(11,782.7)

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

	Year Ended
	December 31,	December 31,	December 31,
(In millions)	2016	2015	2014

Financing Activities
Net proceeds from issuance of debt	$7,604.0	$1,798.0	$6,592.3
Repayment of debt	(4,334.2)	(3,780.2)	(4,466.0)
Increase (decrease) in commercial paper, net	904.1	49.5	(249.9)
Purchases of company common stock	(1,250.0)	(500.0)	—
Dividends paid	(238.4)	(240.6)	(234.8)
Net proceeds from issuance of company common stock	—	—	2,942.0
Net proceeds from issuance of company common stock under employee stock plans	135.3	124.0	155.4
Tax benefits from stock-based compensation awards	53.5	64.1	65.6
Other financing activities, net	(13.7)	(6.1)	(8.5)

Net cash provided by (used in) financing activities	2,860.6	(2,491.3)	4,796.1

Exchange Rate Effect on Cash	(150.7)	(129.6)	(115.5)

Increase (Decrease) in Cash and Cash Equivalents	334.1	(891.4)	(4,482.5)
Cash and Cash Equivalents at Beginning of Period	452.1	1,343.5	5,826.0

Cash and Cash Equivalents at End of Period	$786.2	$452.1	$1,343.5

See Note 13 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Total Shareholders' Equity
(In millions)	Shares	Amount			Shares	Amount

Balance at December 31, 2013	369.6	$369.6	$8,222.6	$8,753.3	7.6	$(412.2)	$(77.2)	$16,856.1

Issuance of shares under employees' and directors' stock plans	4.0	4.0	161.3	—	0.4	(43.7)	—	121.6
Issuance of shares	34.9	34.9	2,907.4	—	—	—	—	2,942.3
Stock-based compensation	—	—	117.1	—	—	—	—	117.1
Tax benefit related to employees' and directors' stock plans	—	—	65.4	—	—	—	—	65.4
Dividends declared	—	—	—	(240.8)	—	—	—	(240.8)
Net income	—	—	—	1,894.4	—	—	—	1,894.4
Other comprehensive items	—	—	—	—	—	—	(1,207.8)	(1,207.8)
Other	—	—	(0.2)	—	—	—	—	(0.2)

Balance at December 31, 2014	408.5	408.5	11,473.6	10,406.9	8.0	(455.9)	(1,285.0)	20,548.1

Issuance of shares under employees' and directors' stock plans	3.4	3.4	139.4	—	0.4	(52.0)	—	90.8
Stock-based compensation	—	—	125.0	—	—	—	—	125.0
Tax benefit related to employees' and directors' stock plans	—	—	63.2	—	—	—	—	63.2
Purchases of company common stock	—	—	—	—	3.9	(500.0)	—	(500.0)
Dividends declared	—	—	—	(240.0)	—	—	—	(240.0)
Net income	—	—	—	1,975.4	—	—	—	1,975.4
Other comprehensive items	—	—	—	—	—	—	(712.3)	(712.3)

Balance at December 31, 2015	411.9	411.9	11,801.2	12,142.3	12.3	(1,007.9)	(1,997.3)	21,350.2

Issuance of shares under employees' and directors' stock plans	3.2	3.2	152.2	—	0.4	(48.1)	—	107.3
Stock-based compensation	—	—	133.5	—	—	—	—	133.5
Tax benefit related to employees' and directors' stock plans	—	—	52.7	—	—	—	—	52.7
Purchases of company common stock	—	—	—	—	9.0	(1,250.0)	—	(1,250.0)
Dividends declared	—	—	—	(237.2)	—	—	—	(237.2)
Net income	—	—	—	2,021.8	—	—	—	2,021.8
Other comprehensive items	—	—	—	—	—	—	(639.0)	(639.0)

Balance at December 31, 2016	415.1	$415.1	$12,139.6	$13,926.9	21.7	$(2,306.0)	$(2,636.3)	$21,539.3

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Nature of Operations and Summary of Significant Accounting Policies
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in the allowance for doubtful accounts are as follows:

	Year Ended December 31,
(In millions)	2016	2015	2014

Beginning Balance	$70.1	$74.1	$54.1
Provision charged to expense (a)	15.9	5.5	20.4
Accounts recovered	0.2	0.2	1.0
Accounts written off	(9.2)	(4.8)	(11.2)
Other (b)	0.3	(4.9)	9.8

Ending Balance	$77.3	$70.1	$74.1

(a)
In 2016, includes $8.5 million of charges to conform the accounting policies of FEI with the company's accounting policies. In 2014, includes $16.2 million of charges to conform the accounting policies of Life Technologies with the company's accounting policies.

(b)	Includes allowance of businesses acquired and sold during the year as described in Note 2 and the effect of currency translation.
Deferred revenue in the accompanying balance sheet consists primarily of unearned revenue on service contracts, which is recognized ratably over the terms of the contracts. Substantially all of the deferred revenue in the accompanying 2016 balance sheet will be recognized within one year.
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

	Year Ended
	December 31,	December 31,
(In millions)	2016	2015

Beginning Balance	$55.8	$57.5
Provision charged to income	96.2	85.4
Usage	(86.6)	(82.1)
Acquisitions	16.8	0.5
Adjustments to previously provided warranties, net	(2.5)	(2.6)
Currency translation	(1.8)	(2.9)

Ending Balance	$77.9	$55.8
Research and Development
The company conducts research and development activities to increase its depth of capabilities in technologies, software and services. Research and development costs include employee compensation and benefits, consultants, facilities related costs, material costs, depreciation and travel. Research and development costs are expensed as incurred.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	December 31,	December 31,
(In millions)	2016	2015

Raw Materials	$466.3	$421.1
Work in Process	327.9	236.8
Finished Goods	1,419.1	1,333.8

Inventories	$2,213.3	$1,991.7
The value of inventories maintained using the LIFO method was $207 million and $191 million at December 31, 2016 and 2015, respectively, which was below estimated replacement cost by $29 million and $28 million, respectively. Reductions to cost of revenues as a result of the liquidation of LIFO inventories were nominal during the three years ended December 31, 2016.
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,	December 31,
(In millions)	2016	2015

Land	$305.6	$276.4
Buildings and Improvements	1,154.2	1,050.5
Machinery, Equipment and Leasehold Improvements	2,955.7	2,786.8

Property, Plant and Equipment, at Cost	4,415.5	4,113.7
Less: Accumulated Depreciation and Amortization	1,837.7	1,664.9

Property, Plant and Equipment, Net	$2,577.8	$2,448.8
Depreciation and amortization expense of property, plant and equipment was $380 million, $373 million and $353 million in 2016, 2015 and 2014, respectively.
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

	Balance at December 31, 2016			Balance at December 31, 2015
(In millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Definite Lived:
Customer relationships	$13,167.3	$(4,821.4)	$8,345.9	$11,844.4	$(4,086.9)	$7,757.5
Product technology	5,679.7	(2,204.2)	3,475.5	4,799.8	(1,819.0)	2,980.8
Tradenames	1,452.2	(646.0)	806.2	1,316.7	(548.2)	768.5
Other	33.0	(33.0)	—	33.2	(33.0)	0.2

	20,332.2	(7,704.6)	12,627.6	17,994.1	(6,487.1)	11,507.0
Indefinite Lived:
Tradenames	1,234.8	—	1,234.8	1,234.8	—	1,234.8
In-process research and development	106.6	—	106.6	16.5	—	16.5

	1,341.4	—	1,341.4	1,251.3	—	1,251.3

Acquisition-related Intangible Assets	$21,673.6	$(7,704.6)	$13,969.0	$19,245.4	$(6,487.1)	$12,758.3

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The estimated future amortization expense of acquisition-related intangible assets with definite lives is as follows:

(In millions)

2017	$1,465.7
2018	1,428.1
2019	1,397.1
2020	1,297.0
2021	1,199.6
2022 and Thereafter	5,840.1

Estimated Future Amortization Expense of Definite-lived Intangible Assets	$12,627.6
Amortization of acquisition-related intangible assets was $1.38 billion, $1.31 billion and $1.33 billion in 2016, 2015 and 2014, respectively.
Other Assets
Other assets in the accompanying balance sheet include deferred tax assets, cash surrender value of life insurance, insurance recovery receivables related to product liability matters, pension assets, cost-method and available-for-sale investments, notes receivable, restricted cash and other assets.
Investments for which there are not readily determinable market values are accounted for under the cost method of accounting. The company periodically evaluates the carrying value of its investments accounted for under the cost method of accounting, which provides that they are recorded at the lower of cost or estimated net realizable value. At December 31, 2016 and 2015, the company had cost method investments with carrying amounts of $37 million and $39 million, respectively, which are included in other assets.
Goodwill
The company assesses the realizability of goodwill annually and whenever events or changes in circumstances indicate it may be impaired. Such events or circumstances generally include the occurrence of operating losses or a significant decline in earnings associated with one or more of the company’s reporting units. The company estimates the fair value of its reporting units by using forecasts of discounted future cash flows and peer market multiples. When an impairment is indicated, any excess of carrying value over the implied fair value of goodwill is recorded as an operating loss. The company completed quantitative annual tests for impairment at November 5, 2016 and October 31, 2015, and determined that goodwill was not impaired.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in the carrying amount of goodwill by segment are as follows:

(In millions)	Life Sciences Solutions	Analytical Instruments	Specialty Diagnostics	Laboratory Products and Services	Total

Balance at December 31, 2014	$7,245.3	$2,729.8	$3,899.6	$4,967.9	$18,842.6
Acquisitions	125.1	1.7	4.7	120.8	252.3
Finalization of purchase price allocations for 2014 acquisitions	(3.3)	—	—	—	(3.3)
Sale of a product line	(5.8)	—	—	—	(5.8)
Currency translation	(80.4)	(24.1)	(132.8)	(22.4)	(259.7)
Other	8.3	(4.9)	(0.2)	(1.7)	1.5

Balance at December 31, 2015	7,289.2	2,702.5	3,771.3	5,064.6	18,827.6
Acquisitions	633.1	2,059.0	0.8	—	2,692.9
Finalization of purchase price allocations for 2015 acquisitions	—	—	—	6.8	6.8
Currency translation	(3.1)	(80.1)	(108.1)	(31.0)	(222.3)
Other	13.2	4.4	(5.0)	10.2	22.8

Balance at December 31, 2016	$7,932.4	$4,685.8	$3,659.0	$5,050.6	$21,327.8
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
Currency Translation
All assets and liabilities of the company’s non-U.S. subsidiaries are translated at year-end exchange rates. Resulting translation adjustments are reflected in the “accumulated other comprehensive items” component of shareholders’ equity. Revenues and expenses are translated at average exchange rates for the year. Currency transaction gains (losses) are included in the accompanying statement of income and in aggregate were $19 million, $(11) million and $33 million in 2016, 2015 and 2014, respectively.
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair value hedges. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in earnings. During 2016, in connection with new debt issuances, the company entered into interest rate swap arrangements. The company includes the gain or loss on the hedged items (fixed-rate debt) in the same line item (interest expense) as the offsetting effective portion of the loss or gain on the related interest rate swaps.
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
Recent Accounting Pronouncements
In January 2017, the FASB issued new guidance that eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, the new guidance will require entities to record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The guidance is effective for the company in 2020. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the company’s consolidated financial statements.
In January 2017, the FASB issued new guidance clarifying the definition of a business and providing criteria to determine when an integrated set of assets and activities is not defined as a business. The new guidance requires such integrated sets to be defined as an asset (and not a business) if substantially all of the fair value of the gross assets acquired or disposed is concentrated in a single identifiable asset or a group of similar identifiable assets. The guidance is effective for the company in 2018. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the company’s consolidated financial statements.
In November 2016, the FASB issued new guidance intended to reduce diversity in practice in the classification and presentation of changes in restricted cash on the statement of cash flows. The company adopted this guidance on January 1, 2017. The adoption of this guidance is not expected to have a material impact on the company’s consolidated statement of cash flows.
In October 2016, the FASB issued new guidance eliminating the deferral of the tax effects of intra-entity asset transfers. The guidance is effective for the company in 2018. The company is currently evaluating the impact this guidance will have on its consolidated financial statements.
In August 2016, the FASB issued new guidance intended to reduce diversity in practice in how certain transactions are classified on the statement of cash flows. The company adopted this guidance on January 1, 2017. The adoption of this guidance is not expected to have a material impact on the company’s consolidated statement of cash flows.
In March 2016, the FASB issued new guidance which affects the accounting for stock-based compensation. The new guidance simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The company adopted this guidance on January 1, 2017. Adoption of this guidance is not expected to have a material impact on the company's consolidated financial statements; however, the impact in any given period will be dependent upon changes in the company's stock price, the volume of employee stock option exercises and the timing of service- and performance-based restricted unit vestings.
In February 2016, the FASB issued new guidance which requires lessees to record most leases on their balance sheets as lease liabilities, initially measured at the present value of the future lease payments, with corresponding right-of-use assets. The new guidance also sets forth new disclosure requirements related to leases. The guidance is effective for the company in 2019 and must be adopted using a modified retrospective method. Early adoption is permitted. The company is currently evaluating the impact this guidance will have on its consolidated financial statements, however, assets and liabilities will increase upon

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

adoption for right-of-use assets and lease liabilities. The company’s future commitments under lease obligations are summarized in Note 10.
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
In September 2015, the FASB issued new guidance which eliminates the requirement for an acquirer in a business combination to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The new guidance also sets forth new disclosure requirements related to the adjustments. The guidance was effective for the company in 2016. Adoption of this guidance did not have a material impact on the company’s consolidated balance sheet.
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
In April 2015, the FASB issued new guidance which requires the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability, consistent with the current treatment of debt discounts. The guidance was effective for the company in 2016. As a result of adoption of this standard, debt issuance costs of $55 million were reclassified from other assets to reduce long-term debt as of December 31, 2015.
In May 2014, the FASB issued new revenue recognition guidance which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity's nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. During 2016, the FASB issued additional guidance and clarification. The guidance is currently effective for the company in 2018. Early adoption is permitted. The company expects to adopt this guidance on January 1, 2018 through application of the modified retrospective method. The company’s preliminary assessment of its most commonly used customer terms and conditions and routine sales transactions did not identify material impacts to its consolidated financial statements from the application of the guidance; however, a broad assessment is ongoing that includes surveying the company’s major businesses concerning any unique customer contract terms or transactions that could have implications to the timing of revenue recognition under the new guidance. The company expects this undertaking will be complete in the second half of 2017.

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
2016
On September 19, 2016, the company acquired, within the Analytical Instruments segment, FEI Company, a North America-based provider of high-performance electron microscopy, for a total purchase price of $4.08 billion, net of cash

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

acquired. The acquisition strengthened the company's analytical instrument portfolio with the addition of high-end electron microscopes. Revenues of FEI were $930 million in 2015. The purchase price exceeded the fair value of the identifiable net assets and, accordingly, $2.06 billion was allocated to goodwill, approximately $65 million of which is tax deductible.
On March 31, 2016, the company acquired, within the Life Sciences Solutions segment, Affymetrix, Inc., a North America-based provider of cellular and genetic analysis products, for a total purchase price of $1.34 billion, net of cash acquired, including the assumption of $254 million of debt. The acquisition expanded the company's existing portfolio of antibodies and assays for flow cytometry and single-cell biology applications. Additionally, the acquisition expanded the company's genetic analysis portfolio through the addition of microarrays. Revenues of Affymetrix were $360 million in 2015. The purchase price exceeded the fair value of the identifiable net assets and, accordingly, $615 million was allocated to goodwill, none of which is tax deductible.
In addition, in 2016, the company acquired, within the Life Sciences Solutions segment, a manufacturer of transfection reagents and cell-related products and selected assets of an existing channel partner, within the Analytical Instruments segment, a provider of X-ray diffraction solutions for material science and industrial applications and, within the Specialty Diagnostics segment, an existing channel partner for its microbiology media products, for an aggregate purchase price of $33 million.
The components of the purchase price and net assets acquired for 2016 acquisitions are as follows:

(In millions)	FEI	Affymetrix	Other	Total

Purchase Price
Cash paid	$4,440.4	$1,165.0	$29.5	$5,634.9
Debt assumed	—	254.2	0.6	254.8
Purchase price payable	10.8	0.5	2.7	14.0
Cash acquired	(369.1)	(77.9)	(0.3)	(447.3)

	$4,082.1	$1,341.8	$32.5	$5,456.4

Net Assets Acquired
Current assets	$621.4	$160.6	$3.4	$785.4
Property, plant and equipment	153.0	19.3	0.2	172.5
Definite-lived intangible assets:
Customer relationships	1,051.1	500.5	8.7	1,560.3
Product technology	739.8	253.1	7.0	999.9
Tradenames and other	130.0	45.5	—	175.5
Indefinite-lived intangible assets:
In-process research and development	104.7	14.4	—	119.1
Goodwill	2,057.1	615.2	20.6	2,692.9
Other assets	71.6	7.8	0.1	79.5
Liabilities assumed	(846.6)	(274.6)	(7.5)	(1,128.7)

	$4,082.1	$1,341.8	$32.5	$5,456.4
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
Revenues of Affymetrix and FEI in 2016, subsequent to the date of acquisition, were $251 million and $385 million, respectively. Operating losses totaled $125 million and $38 million, respectively, primarily due to acquisition-related charges and restructuring costs related to synergy planning.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2015
On September 30, 2015, the company acquired, within the Laboratory Products and Services segment, Alfa Aesar, a U.K.-based global manufacturer of research chemicals from Johnson Matthey Plc, for £257 million ($393 million) in cash. The acquisition expanded the company’s existing portfolio of chemicals, solvents and reagents. Revenues of Alfa Aesar were approximately £78 million in 2014. The purchase price exceeded the fair value of the identifiable net assets and, accordingly, $125 million was allocated to goodwill, $41 million of which is tax deductible.
In February 2015, the company acquired, within the Life Sciences Solutions segment, Advanced Scientifics, Inc., a North America-based global provider of single-use systems and process equipment for bioprocess production, for approximately $289 million. The acquisition expanded the company’s bioprocessing offerings. Revenues of Advanced Scientifics were approximately $80 million in 2014. The purchase price exceeded the fair value of the identifiable net assets and, accordingly, $124 million was allocated to goodwill, all of which is tax deductible.
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
The components of the purchase price and net assets acquired for 2015 acquisitions are as follows:

(In millions)	Alfa Aesar	Advanced Scientifics	Other	Total

Purchase Price
Cash paid	$393.0	$289.1	$18.5	$700.6
Purchase price payable	—	—	1.3	1.3
Cash acquired	(3.5)	(0.3)	(1.3)	(5.1)

	$389.5	$288.8	$18.5	$696.8

Net Assets Acquired
Current assets	$96.8	$28.7	$4.6	$130.1
Property, plant and equipment	39.0	10.6	0.1	49.7
Definite-lived intangible assets:
Customer relationships	137.1	90.0	7.9	235.0
Product technology	—	36.5	—	36.5
Tradenames and other	15.6	2.3	—	17.9
Goodwill	125.1	124.4	8.9	258.4
Other assets	4.5	0.2	—	4.7
Liabilities assumed	(28.6)	(3.9)	(3.0)	(35.5)

	$389.5	$288.8	$18.5	$696.8
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Pro Forma Information
Had the acquisitions of FEI and Affymetrix been completed as of the beginning of 2015, the company’s pro forma results for 2016 and 2015 would have been as follows:

(In millions except per share amounts)	2016	2015

Revenues	$18,988.4	$18,230.0

Income from Continuing Operations	$2,045.8	$1,688.8

Net Income	$2,042.3	$1,683.9

Earnings per Share from Continuing Operations:
Basic	$5.18	$4.24
Diluted	$5.15	$4.20

Earnings per Share:
Basic	$5.17	$4.22
Diluted	$5.14	$4.19
Pro forma results include non-recurring pro forma adjustments that were directly attributable to the business combinations to reflect amounts as if the acquisitions had been completed as of the beginning of 2015, as follows:

•	Pre-tax charge to selling, general and administrative expenses of $102 million in 2015, for acquisition-related transaction costs incurred by the company, Affymetrix and FEI;

•	Pre-tax charge to cost of revenues of $99 million in 2015, for the sale of Affymetrix and FEI inventories revalued at the date of acquisition;

•	Pre-tax charge of $46 million in 2015, for initial restructuring charges incurred by the company relating to the Affymetrix and FEI acquisitions.

•	Pre-tax charge of $33 million in 2015, to conform the accounting policies of Affymetrix and FEI with the company’s accounting policies; and

•	Pre-tax reduction of revenues of $6 million and $14 million in 2016 and 2015, respectively, for revaluing the Affymetrix and FEI deferred revenue obligations to fair value.
These pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred on the date indicated or that may result in the future.
The company’s results would not have been materially different from its pro forma results had the company’s other 2015 or 2016 acquisitions occurred at the beginning of 2014 or 2015, respectively.
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Business Segment Information

(In millions)	2016	2015	2014

Revenues
Life Sciences Solutions	$4,978.1	$4,439.4	$4,195.7
Analytical Instruments	3,668.2	3,208.2	3,252.2
Specialty Diagnostics	3,339.2	3,243.9	3,343.6
Laboratory Products and Services	7,030.0	6,661.5	6,601.5
Eliminations	(741.4)	(587.6)	(503.4)

Consolidated revenues	18,274.1	16,965.4	16,889.6

Segment Income (a)
Life Sciences Solutions	1,514.7	1,336.9	1,214.9
Analytical Instruments	745.2	612.8	581.1
Specialty Diagnostics	909.8	872.9	916.0
Laboratory Products and Services	1,052.1	999.1	982.8

Subtotal reportable segments (a)	4,221.8	3,821.7	3,694.8

Cost of revenues charges	(101.5)	(9.1)	(327.6)
Selling, general and administrative charges, net	(103.9)	(46.3)	(130.7)
Restructuring and other (costs) income, net	(189.2)	(115.3)	598.2
Amortization of acquisition-related intangible assets	(1,378.0)	(1,314.8)	(1,331.7)

Consolidated operating income	2,449.2	2,336.2	2,503.0
Other expense, net (b)	(425.3)	(399.8)	(415.8)

Income from continuing operations before income taxes	$2,023.9	$1,936.4	$2,087.2

Depreciation
Life Sciences Solutions	$141.4	$146.3	$131.6
Analytical Instruments	49.7	38.9	39.0
Specialty Diagnostics	70.4	73.7	76.7
Laboratory Products and Services	118.5	114.5	105.8

Consolidated depreciation	$380.0	$373.4	$353.1

(a)
Represents operating income before certain charges to cost of revenues and selling, general and administrative expenses; restructuring and other costs, net; and amortization of acquisition-related intangibles.

(b)	The company does not allocate other expense, net to its segments.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions)	2016	2015	2014

Total Assets
Life Sciences Solutions	$18,454.3	$17,884.3	$19,257.0
Analytical Instruments	9,519.6	4,763.1	4,133.3
Specialty Diagnostics	6,801.6	7,183.2	8,047.7
Laboratory Products and Services	10,016.3	10,266.6	10,875.7
Corporate/Other (c)	1,115.7	737.1	538.4

Consolidated total assets	$45,907.5	$40,834.3	$42,852.1

Capital Expenditures
Life Sciences Solutions	$116.7	$85.1	$104.4
Analytical Instruments	34.0	59.5	38.1
Specialty Diagnostics	72.3	75.9	84.7
Laboratory Products and Services	116.8	97.7	102.1
Corporate/Other	104.6	104.7	98.3

Consolidated capital expenditures	$444.4	$422.9	$427.6

(c)	Corporate assets consist primarily of cash and cash equivalents, short-term investments, property and equipment at the company's corporate offices.
Geographical Information

(In millions)	2016	2015	2014

Revenues (d)
United States	$9,085.6	$8,607.3	$8,147.7
China	1,729.6	1,376.4	1,223.1
Germany	995.8	899.7	1,005.9
United Kingdom	742.2	778.1	754.5
Japan	737.3	611.1	672.8
Other	4,983.6	4,692.8	5,085.6

Consolidated revenues	$18,274.1	$16,965.4	$16,889.6

Long-lived Assets (e)
United States	$1,630.2	$1,532.0	$1,501.7
United Kingdom	216.8	261.1	265.5
Germany	157.6	169.4	170.3
Other	573.2	486.3	489.0

Consolidated long-lived assets	$2,577.8	$2,448.8	$2,426.5

(d)	Revenues are attributed to countries based on customer location.

(e)	Includes property, plant and equipment, net.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4.	Other Expense, Net
The components of other expense, net, in the accompanying statement of income are as follows:

(In millions)	2016	2015	2014

Interest Income	$48.4	$30.6	$47.7
Interest Expense	(469.6)	(414.9)	(479.9)
Other Items, Net	(4.1)	(15.5)	16.4

Other Expense, Net	$(425.3)	$(399.8)	$(415.8)
Other Items, Net
In all periods, other items, net includes currency transaction gains and losses on monetary assets and liabilities. In 2016, other items, net includes $22 million of charges related to the amortization of fees paid to obtain bridge financing commitments for the acquisition of FEI (Note 2) and $9 million of losses on the early extinguishment of debt, offset in part by $12.5 million of gains on investments. The investment gains include an $8 million gain on the sale of a joint venture for net proceeds of $65 million.
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
The components of stock-based compensation expense are primarily included in selling, general and administrative expenses and are as follows:

(In millions)	2016	2015	2014

Stock Option Awards	$41.3	$43.7	$45.7
Restricted Unit Awards	92.2	81.3	71.4

Total Stock-based Compensation Expense	$133.5	$125.0	$117.1
The company has elected to recognize any excess income tax benefits from stock option exercises and restricted stock unit vestings in capital in excess of par value only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to the company. The company measures the tax benefit associated with excess tax deductions related to stock-based compensation expense by multiplying the excess tax deductions by the statutory tax rates. The company uses the incremental tax benefit approach for utilization of tax attributes. Tax benefits recognized in capital in excess of par value in the accompanying balance sheet were $53 million, $63 million and $65 million, respectively, in 2016, 2015 and 2014.
Stock Options
The company’s practice is to grant stock options at fair market value. Options vest over 3-5 years with terms of 7-10 years, assuming continued employment with certain exceptions. Vesting of the option awards is contingent upon meeting certain

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The weighted average assumptions used in the Black-Scholes option pricing model are as follows:

	2016	2015	2014

Expected Stock Price Volatility	21%	24%	25%
Risk Free Interest Rate	1.2%	1.4%	1.3%
Expected Life of Options (years)	4.3	4.3	4.4
Expected Annual Dividend	0.5%	0.5%	0.5%
The weighted average per share grant-date fair values of options granted during 2016, 2015 and 2014 were $24.54, $27.04 and $26.89, respectively. The total intrinsic value of options exercised during the same periods was $176 million, $181 million and $208 million, respectively. The intrinsic value is the difference between the market value of the shares on the exercise date and the exercise price of the option.
A summary of the company’s option activity for the year ended December 31, 2016 is presented below:

	Shares (in millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (a) (in millions)

Outstanding at December 31, 2015	9.6	$85.30
Granted	1.8	131.22
Exercised	(2.2)	62.55
Canceled/Expired	(0.4)	119.52

Outstanding at December 31, 2016	8.8	$98.69	3.9

Vested and Unvested Expected to Vest at December 31, 2016	8.5	$97.50	3.8	$371.7

Exercisable at December 31, 2016	4.6	$75.05	2.7	$307.1

(a)	Market price per share on December 31, 2016 was $141.10. The intrinsic value is zero for options with exercise prices above the market price.
As of December 31, 2016, there was $66 million of total unrecognized compensation cost related to unvested stock options granted. The cost is expected to be recognized through 2020 with a weighted average amortization period of 2.2 years.
Restricted Share/Unit Awards
Awards of restricted units convert into an equivalent number of shares of common stock. The awards generally vest over 3-4 years, assuming continued employment, with some exceptions. Vesting of the awards is contingent upon meeting certain service conditions and may also be contingent upon meeting certain performance and/or market conditions. The fair market

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
A summary of the company’s restricted unit activity for the year ended December 31, 2016 is presented below:

	Units (in thousands)	Weighted Average Grant-Date Fair Value

Unvested at December 31, 2015	1,561	$113.64
Granted	786	131.01
Vested	(885)	102.97
Forfeited	(125)	125.52

Unvested at December 31, 2016	1,337	$129.80
The total fair value of shares vested during 2016, 2015 and 2014 was $91 million, $80 million and $61 million, respectively.
As of December 31, 2016, there was $112 million of total unrecognized compensation cost related to unvested restricted stock unit awards. The cost is expected to be recognized through 2020 with a weighted average amortization period of 1.9 years.
Employee Stock Purchase Plans
Qualifying employees are eligible to participate in an employee stock purchase plan sponsored by the company. Shares may be purchased under the program at 95% of the fair market value at the end of the purchase period and the shares purchased are not subject to a holding period. Shares are purchased through payroll deductions of up to 10% of each participating employee’s gross wages. The company issued 152,000, 151,000 and 119,000 shares, respectively, of its common stock for the 2016, 2015 and 2014 plan years, which ended on December 31.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6.	Pension and Other Postretirement Benefit Plans
401(k) Savings Plan and Other Defined Contribution Plans
The company’s 401(k) savings and other defined contribution plans cover the majority of the company’s eligible U.S. and certain non-U.S. employees. Contributions to the plans are made by both the employee and the company. Company contributions are based on the level of employee contributions. Company contributions to these plans are based on formulas determined by the company. In 2016, 2015 and 2014, the company charged to expense $140 million, $131 million and $118 million, respectively, related to its defined contribution plans.
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
The company funds annually, at a minimum, the statutorily required minimum amount as actuarially determined. During 2016, 2015 and 2014, the company made cash contributions of approximately $43 million, $38 million and $50 million, respectively. Additionally, in 2016, the company contributed insurance contracts valued at $16 million to two of its German defined benefit plans. Contributions to the plans included in the following table are estimated at between $215 and $235 million for 2017.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a reconciliation of benefit obligations and plan assets of the company’s domestic and non-U.S. pension plans and postretirement benefit plans:

	Domestic Pension Benefits		Non-U.S. Pension Benefits		Postretirement Benefits
(In millions)	2016	2015	2016	2015	2016	2015

Change in Projected Benefit Obligations
Benefit Obligation at Beginning of Year	$1,213.1	$1,291.1	$1,036.0	$1,075.4	$48.8	$55.3
Business combinations	33.4	—	1.2	52.7	—	—
Service costs	—	—	23.9	25.2	0.5	0.6
Interest costs	51.1	50.0	27.1	27.6	2.0	1.9
Settlements	—	—	(7.5)	(7.4)	—	—
Plan participants' contributions	—	—	4.5	4.6	1.3	1.3
Actuarial (gains) losses	29.8	(48.7)	149.9	(39.1)	1.4	(2.2)
Benefits paid	(78.3)	(79.3)	(30.2)	(29.6)	(3.9)	(5.4)
Currency translation and other	—	—	(88.4)	(73.4)	—	(2.7)

Benefit Obligation at End of Year	$1,249.1	$1,213.1	$1,116.5	$1,036.0	$50.1	$48.8

Change in Fair Value of Plan Assets
Fair Value of Plan Assets at Beginning of Year	$945.4	$1,047.6	$817.2	$825.8	$7.5	$8.6
Business combinations	—	—	—	32.1	—	—
Actual return on plan assets	70.8	(28.3)	124.8	12.4	0.5	(1.1)
Employer contribution	6.4	5.4	49.5	28.0	2.7	4.1
Settlements	—	—	(7.5)	(7.4)	—	—
Plan participants' contributions	—	—	4.5	4.6	1.3	1.3
Benefits paid	(78.3)	(79.3)	(30.2)	(29.6)	(3.9)	(5.4)
Currency translation and other	—	—	(104.8)	(48.7)	—	—

Fair Value of Plan Assets at End of Year	$944.3	$945.4	$853.5	$817.2	$8.1	$7.5

Funded Status	$(304.8)	$(267.7)	$(263.0)	$(218.8)	$(42.0)	$(41.3)

Accumulated Benefit Obligation	$1,249.1	$1,213.1	$1,047.8	$983.4

Amounts Recognized in Balance Sheet
Non-current asset	$—	$—	$62.7	$72.7	$4.3	$3.8
Current liability	(9.8)	(2.9)	(5.7)	(5.7)	(2.7)	(2.6)
Non-current liability	(295.0)	(264.8)	(320.0)	(285.8)	(43.6)	(42.5)

Net amount recognized	$(304.8)	$(267.7)	$(263.0)	$(218.8)	$(42.0)	$(41.3)

Amounts Recognized in Accumulated Other Comprehensive Loss
Net actuarial loss	$171.3	$163.0	$169.6	$133.1	$5.8	$4.7
Prior service credits	—	—	7.9	(1.6)	(0.1)	(0.2)

Net amount recognized	$171.3	$163.0	$177.5	$131.5	$5.7	$4.5

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The actuarial assumptions used to compute the funded status for the plans are based upon information available as of December 31, 2016 and 2015 and are as follows:

	Domestic Pension Benefits		Non-U.S. Pension Benefits		Postretirement Benefits
	2016	2015	2016	2015	2016	2015

Weighted Average Assumptions Used to Determine Projected Benefit Obligations
Discount rate	4.07%	4.25%	1.95%	2.83%	3.77%	4.12%
Average rate of increase in employee compensation	4.00%	4.00%	3.09%	3.06%	—	—
Initial healthcare cost trend rate					6.70%	6.82%
Ultimate healthcare cost trend rate					5.08%	5.21%
The actuarial assumptions used to compute the net periodic pension benefit cost (income) are based upon information available as of the beginning of the year, as presented in the following table:

	Domestic Pension Benefits			Non-U.S. Pension Benefits
	2016	2015	2014	2016	2015	2014

Weighted Average Assumptions Used to Determine Net Benefit Cost (Income)
Discount rate	4.25%	4.00%	4.46%	2.83%	2.69%	3.91%
Average rate of increase in employee compensation	4.00%	4.00%	4.00%	3.06%	3.03%	3.22%
Expected long-term rate of return on assets	7.00%	7.00%	7.00%	3.74%	4.21%	4.88%
The ultimate healthcare cost trend rates for the postretirement benefit plans are expected to be reached between 2017 and 2033.
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
As of January 1, 2017, the company changed the method it uses to estimate the service and interest components of net periodic benefit cost for pension and other retiree benefit plans. Historically, the company estimated these service and interest cost components utilizing the single weighted-average discount rate used to measure each plan's benefit obligation at the beginning of the year. Beginning in 2017, the company will utilize a full yield curve approach in the estimation of these components by applying the specific spot-rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. The company has made this change to provide a more precise measurement of the service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. The company has accounted for this change as a change in accounting estimate and will account for it prospectively starting in January 2017. The reduction in service and interest costs for 2017 associated with this change in estimate will be approximately $10 million.
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost in 2017 are not material.
The projected benefit obligation and fair value of plan assets for the company’s qualified and non-qualified pension plans with projected benefit obligations in excess of plan assets are as follows:

	Pension Plans
(In millions)	2016	2015

Pension Plans with Projected Benefit Obligations in Excess of Plan Assets
Projected benefit obligation	$1,906.6	$1,739.2
Fair value of plan assets	1,276.1	1,180.0
The accumulated benefit obligation and fair value of plan assets for the company's qualified and non-qualified pension plans with accumulated benefit obligations in excess of plan assets are as follows:

	Pension Plans
(In millions)	2016	2015

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets
Accumulated benefit obligation	$1,846.7	$1,694.3
Fair value of plan assets	1,275.7	1,179.7
The measurement date used to determine benefit information is December 31 for all plan assets and benefit obligations.
The net periodic pension benefit cost (income) includes the following components:

	Domestic Pension Benefits			Non-U.S. Pension Benefits
(In millions)	2016	2015	2014	2016	2015	2014

Components of Net Benefit Cost (Income)
Service cost-benefits earned	$—	$—	$2.0	$23.9	$25.2	$20.0
Interest cost on benefit obligation	51.1	50.0	53.1	27.1	27.6	36.7
Expected return on plan assets	(49.6)	(54.3)	(60.8)	(28.2)	(33.6)	(34.4)
Amortization of actuarial net loss	0.3	0.6	3.7	7.1	9.3	4.2
Amortization of prior service benefit	—	—	—	(0.2)	(0.2)	(0.1)
Settlement/curtailment loss	—	—	25.5	0.7	1.0	4.1
Special termination benefits	—	—	—	—	1.3	0.3

Net periodic benefit cost (income)	$1.8	$(3.7)	$23.5	$30.4	$30.6	$30.8
The net periodic postretirement benefit cost was not material in 2016, 2015 and 2014. The company offered to settle pension obligations for former employee participants in certain defined benefit plans in 2014. The company recorded a charge of $30 million in 2014 associated with those plan participants electing to accept the settlement offer.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Expected benefit payments are estimated using the same assumptions used in determining the company’s benefit obligation at December 31, 2016. Benefit payments will depend on future employment and compensation levels, average years employed and average life spans, among other factors, and changes in any of these factors could significantly affect these estimated future benefit payments. Estimated future benefit payments during the next five years and in the aggregate for the five fiscal years thereafter, are as follows:

(In millions)	Domestic Pension Benefits	Non-U.S. Pension Benefits	Post- retirement Benefits

Expected Benefit Payments
2017	$85.9	$28.6	$3.0
2018	81.6	37.5	3.0
2019	81.3	30.8	2.9
2020	81.2	32.9	2.9
2021	82.1	33.3	2.8
2022-2026	393.7	192.7	12.7
A change in the assumed healthcare cost trend rate by one percentage point effective January 2016 would not have caused a material change in the accumulated postretirement benefit obligation as of December 31, 2016 and the 2016 aggregate of service and interest costs.
Domestic Pension Plan Assets
The company’s overall objective is to manage the assets in a liability framework where investments are selected that are expected to have similar changes in fair value as the related liabilities will have upon changes in interest rates. The company invests in a portfolio of both return-seeking and liability-hedging assets, primarily through the use of institutional collective funds, to achieve long-term growth and to insulate the funded position from interest rate volatility. The strategic asset allocation uses a combination of risk controlled and index strategies in fixed income and global equities. The company also has a small portfolio (comprising less than 1% of invested assets) of private equity investments. The target allocations for the remaining investments are approximately 27% to funds investing in U.S. equities, including a sub-allocation of approximately 1% to real estate-related equities, approximately 25% to funds investing in international equities and approximately 48% to funds investing in fixed income securities. The portfolio maintains enough liquidity at all times to meet the near-term benefit payments.
Non-U.S. Pension Plan Assets
The company maintains specific plan assets for many of the individual pension plans outside the U.S. The investment strategy of each plan has been uniquely established based on the country specific standards and characteristics of the plans. Several of the plans have contracts with insurance companies whereby the market risks of the benefit obligations are borne by the insurance companies. When assets are held directly in investments, generally the objective is to invest in a portfolio of diversified assets with a variety of fund managers. For plans not currently managing the assets in a liability framework, the investments are substantially limited to funds investing in global equities and fixed income securities with target asset allocations of approximately 70% for equities and 30% for fixed income securities and cash. For plans managing the assets in a liability framework, the investments also include hedge funds, multi-asset funds and derivative funds with the target asset allocations ranging from approximately 0% - 25% for equities, 33% - 100% for fixed income, 0% - 20% for hedge funds, 0% - 3% for multi-asset funds and 0% - 20% for funds holding derivatives. The derivatives held by the funds are primarily interest rate swaps intended to match the movements in the plan liabilities as well as equity futures in a synthetic equity fund which provide targeted exposure to equity markets without the fund holding individual equity positions. Each plan maintains enough liquidity at all times to meet the near-term benefit payments.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair values of the company’s plan assets at December 31, 2016 and 2015, by asset category are as follows:

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Not Subject to Leveling (1)
(In millions)	2016	(Level 1)	(Level 2)	(Level 3)

Domestic Pension Plan Assets
U.S. equity funds	$259.0	$—	$—	$—	$259.0
International equity funds	229.5	—	—	—	229.5
Fixed income funds	436.9	—	—	—	436.9
Private equity funds	1.9	—	—	—	1.9
Money market funds	17.0	—	—	—	17.0

Total Domestic Pension Plans	$944.3	$—	$—	$—	$944.3

Non-U.S. Pension Plan Assets
Equity funds	$123.2	$56.5	$—	$—	$66.7
Fixed income funds	294.0	19.6	215.9	—	58.5
Hedge funds	80.1	—	—	—	80.1
Multi-asset funds	12.4	—	—	—	12.4
Derivative funds	157.7	—	157.7	—	—
Insurance contracts	177.3	—	177.3	—	—
Cash / money market funds	8.8	6.4	—	—	2.4

Total Non-U.S. Pension Plans	$853.5	$82.5	$550.9	$—	$220.1
(1) Investments measured at the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Not Subject to Leveling (1)
(In millions)	2015	(Level 1)	(Level 2)	(Level 3)

Domestic Pension Plan Assets
U.S. equity funds	$252.3	$—	$—	$—	$252.3
International equity funds	231.5	—	—	—	231.5
Fixed income funds	442.5	—	—	—	442.5
Private equity funds	3.3	—	—	—	3.3
Money market funds	15.8	—	—	—	15.8

Total Domestic Pension Plans	$945.4	$—	$—	$—	$945.4

Non-U.S. Pension Plan Assets
Equity funds	$122.8	$57.3	$—	$—	$65.5
Fixed income funds	287.7	20.3	210.0	—	57.4
Hedge funds	67.5	—	—	—	67.5
Multi-asset funds	17.4	—	—	—	17.4
Derivative funds	135.0	—	135.0	—	—
Insurance contracts	153.6	—	153.6	—	—
Cash / money market funds	33.2	32.8	—	—	0.4

Total Non-U.S. Pension Plans	$817.2	$110.4	$498.6	$—	$208.2
(1) Investments measured at the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables above present the fair value of the company’s plan assets in accordance with the fair value hierarchy (Note 12). Certain pension plan assets are measured at net asset value per share and are reported as a level 2 investment above due to the company’s ability to redeem its investment either at the balance sheet date or within limited time restrictions. Certain investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The fair value amounts of these investments presented in the above tables are intended to permit reconciliation of the fair value hierarchy to the amounts presented for the total pension plan assets. These investments were also redeemable at the balance sheet date or within limited time restrictions.

Note 7.	Income Taxes
The components of income from continuing operations before provision for income taxes are as follows:

(In millions)	2016	2015	2014

U.S.	$493.2	$851.7	$1,153.3
Non-U.S.	1,530.7	1,084.7	933.9

Income from Continuing Operations	$2,023.9	$1,936.4	$2,087.2
The components of the provision for income taxes of continuing operations are as follows:

(In millions)	2016	2015	2014

Current Income Tax Provision
Federal	$279.9	$184.4	$444.5
Non-U.S.	348.7	362.7	404.8
State	9.3	8.5	35.0

	637.9	555.6	884.3

Deferred Income Tax Provision (Benefit)
Federal	$(510.1)	$(296.4)	$(362.4)
Non-U.S.	(103.9)	(288.2)	(297.3)
State	(25.3)	(14.9)	(32.9)

	(639.3)	(599.5)	(692.6)

(Benefit from) Provision for income taxes	$(1.4)	$(43.9)	$191.7
The company receives a tax deduction upon the exercise of non-qualified stock options by employees, or the vesting of restricted stock units held by employees, for the difference between the exercise price and the market price of the underlying common stock on the date of exercise. The provision for income taxes that is currently payable does not reflect $53 million, $63 million and $65 million of such benefits that have been allocated to capital in excess of par value in 2016, 2015 and 2014, respectively.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The provision for income taxes in the accompanying statement of income differs from the provision calculated by applying the statutory federal income tax rate of 35% to income from continuing operations before provision for income taxes due to the following:

(In millions)	2016	2015	2014

Provision for Income Taxes at Statutory Rate	$708.4	$677.7	$730.5

Increases (Decreases) Resulting From:
Foreign rate differential	(321.7)	(274.5)	(278.4)
Income tax credits	(318.2)	(316.4)	(239.9)
Manufacturing deduction	(37.9)	(37.9)	(45.9)
Singapore tax holiday	(22.7)	(20.8)	(34.0)
Impact of change in tax laws and apportionment on deferred taxes	1.5	(37.5)	(21.0)
Nondeductible expenses	12.3	9.4	23.4
Provision (reversal) of tax reserves, net	11.9	18.0	28.0
Basis difference on disposal of businesses	21.8	—	18.7
Tax return reassessments and settlements	(41.0)	(53.5)	(3.6)
State income taxes, net of federal tax	(15.9)	(7.4)	9.3
Other, net	0.1	(1.0)	4.6

(Benefit from) Provision for income taxes	$(1.4)	$(43.9)	$191.7
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
The foreign tax credits discussed below are the result of foreign earnings remitted or deemed remitted to the U.S. during the reporting year and the U.S. treatment of taxes paid in the foreign jurisdictions in the years those profits were originally earned.
In 2016, the company continued to implement tax planning initiatives related to non-U.S. subsidiaries. These non-U.S. subsidiaries incurred foreign tax obligations, and made cash and deemed distributions to the company’s U.S. operations which resulted in no net tax cost. As a result of these distributions, the company benefitted from U.S. foreign tax credits of $91 million, offset in part by additional U.S. income taxes of $37 million on the related foreign income (which reduced the benefit from the foreign rate differential in 2016). The company also implemented foreign tax credit planning in Sweden which resulted in $100 million of foreign tax credits, with no related incremental U.S. income tax expense.
In 2015, the company implemented tax planning initiatives related to non-U.S. subsidiaries. These non-U.S. subsidiaries incurred foreign tax obligations, and made cash and deemed distributions to the company’s U.S. operations which resulted in no net tax cost. As a result of these distributions, the company benefitted from U.S. foreign tax credits of $111 million, offset in part by additional U.S. income taxes of $46 million on the related foreign income (which reduced the benefit from the foreign tax rate differential in 2015). The company also implemented foreign tax credit planning in Sweden which resulted in $80 million of foreign tax credits, with no related incremental U.S. income tax expense. Also in 2015, the company recorded benefits totaling $54 million related to additional prior year foreign tax and other credits as well as restructuring and other costs associated with the 2014 acquisition of Life Technologies.
In 2014, the company implemented tax planning initiatives related to non-U.S. subsidiaries.  These non-U.S. subsidiaries incurred foreign tax obligations, and made cash and deemed distributions to the company’s U.S. operations which resulted in no net tax cost. As a result of these distributions, the company benefitted from U.S. foreign tax credits of $172 million, offset in part by additional U.S. income taxes of $55 million on the related foreign income (which reduced the benefit from the foreign tax rate differential in 2014).
The company has significant activities in Singapore and has received considerable tax incentives. The local taxing authority granted the company pioneer company status which provides an incentive encouraging companies to undertake activities that have the effect of promoting economic or technological development in Singapore. This incentive equates to a tax exemption on earnings associated with most of the company’s manufacturing activities in Singapore and continues through

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2021. In 2016, 2015 and 2014, the impact of this tax holiday decreased the annual effective tax rates by 1.1%, 1.1% and 1.6%, respectively, and increased diluted earnings per share by approximately $0.06, $0.05 and $0.08, respectively.
Net deferred tax asset (liability) in the accompanying balance sheet consists of the following:

(In millions)	2016	2015

Deferred Tax Asset (Liability)
Depreciation and amortization	$(4,218.6)	$(4,024.8)
Net operating loss and credit carryforwards	1,453.3	1,083.3
Reserves and accruals	191.6	185.9
Accrued compensation	371.5	312.9
Foreign undistributed earnings	(156.2)	—
Inventory basis difference	110.4	83.3
Other capitalized costs	83.9	167.9
Unrealized losses on hedging instruments	36.3	16.6
Other, net	65.9	69.1

Deferred tax assets (liabilities), net before valuation allowance	(2,061.9)	(2,105.8)
Less: Valuation allowance	113.0	108.9

Deferred tax assets (liabilities), net	$(2,174.9)	$(2,214.7)
The company estimates the degree to which tax assets and loss and credit carryforwards will result in a benefit based on expected profitability by tax jurisdiction and provides a valuation allowance for tax assets and loss and credit carryforwards that it believes will more likely than not expire unutilized. At December 31, 2016, all of the company’s valuation allowance relates to deferred tax assets, primarily net operating losses, for which any subsequently recognized tax benefits will reduce income tax expense.
At December 31, 2016, the company had federal, state and non-U.S. net operating loss carryforwards of $246 million, $1.44 billion and $2.38 billion, respectively. Use of the carryforwards is limited based on the future income of certain subsidiaries. The federal and state net operating loss carryforwards expire in the years 2017 through 2036. Of the non-U.S. net operating loss carryforwards, $369 million expire in the years 2017 through 2036, and the remainder do not expire. The company also had $620 million of federal foreign tax credit carryforwards as of December 31, 2016, which expire in the years 2017 through 2026.
The company operates in various jurisdictions around the world. With the exception of its Affymetrix Singapore subsidiary, the company has not provided income taxes on the undistributed earnings of its non-U.S. subsidiaries due to its intention to permanently reinvest such earnings unless the company can remit such earnings to the U.S. without associated net tax cost. The company recorded a deferred tax liability of $156 million in acquisition accounting for the outside basis difference of Affymetrix Singapore as the company intends to integrate it with the company’s existing Singapore operations within the next twelve months. Aside from this plan, the company’s intent is to only make distributions from non-U.S. subsidiaries in the future when they can be made at no net tax cost.
A provision has not been made for U.S. or additional non-U.S. taxes on $12.49 billion of undistributed earnings of international subsidiaries that could be subject to taxation if remitted to the U.S. It is not practicable to estimate the unrecognized tax liability due to i) the extent of uncertainty as to which remittance structure would be used (among several possibilities) should a decision be made to repatriate; ii) the availability and the complexity of calculating foreign tax credits; and iii) the implications of indirect taxes, including withholding taxes that could potentially be required depending on the repatriation structure.
Unrecognized Tax Benefits
As of December 31, 2016, the company had $802 million of unrecognized tax benefits which, if recognized, would reduce the effective tax rate.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(In millions)	2016	2015	2014

Balance at beginning of year	$349.7	$214.1	$134.2
Additions due to acquisitions	54.2	—	54.3
Additions for tax positions of current year	341.6	14.0	35.3
Additions for tax positions of prior years	94.1	121.2	38.3
Closure of tax years	(28.1)	(5.2)	—
Settlements	(9.8)	5.6	(48.0)

Balance at end of year	$801.7	$349.7	$214.1
During 2016, the company’s unrecognized tax benefits increased $342 million due to the uncertainty around the deductibility of a foreign exchange loss on intercompany investments, $54 million due to acquisitions, $43 million due to tax planning related to prior years that resulted in amended tax filings, $35 million relating to foreign tax positions and $14 million due to the utilization of deferred tax assets. In 2016, the company also settled the Life Technologies tax audit for the 2012 to 2014 tax years which reduced the reserve on unrecognized tax benefits by $10 million. Of the total $802 million of liability, $3 million is classified as a current liability and the remainder is long-term.
During 2015, the company’s unrecognized tax benefits increased $70 million due to the utilization of deferred tax assets and $28 million relating to foreign net operating losses on which the company has a deferred tax asset established. This increase was offset in part by a reduction of $10 million from a resolution of an IRS audit of Life Technologies for which a reserve had previously been established.
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
The company classified interest and penalties related to unrecognized tax benefits as income tax expense. The total amount of interest and penalties related to uncertain tax positions and recognized in the balance sheet as of December 31, 2016 and 2015 was $24 million and $19 million, respectively.
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8.	Earnings per Share

(In millions except per share amounts)	2016	2015	2014

Income from Continuing Operations	$2,025.3	$1,980.3	$1,895.5
Loss from Discontinued Operations	(3.5)	(4.9)	(1.1)

Net Income	$2,021.8	$1,975.4	$1,894.4

Basic Weighted Average Shares	394.8	398.7	398.2
Plus Effect of:
Equity forward arrangement	—	—	0.2
Stock options and restricted units	2.6	3.2	3.9

Diluted Weighted Average Shares	397.4	401.9	402.3

Basic Earnings per Share:
Continuing operations	$5.13	$4.97	$4.76
Discontinued operations	(0.01)	(0.01)	—

Basic Earnings per Share	$5.12	$4.96	$4.76

Diluted Earnings per Share:
Continuing operations	$5.10	$4.93	$4.71
Discontinued operations	(0.01)	(0.01)	—

Diluted Earnings per Share	$5.09	$4.92	$4.71
Options to purchase 1.5 million, 3.4 million and 2.4 million shares of common stock were not included in the computation of diluted earnings per share for 2016, 2015 and 2014, respectively, because their effect would have been antidilutive.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9.	Debt and Other Financing Arrangements

	Effective Interest Rate at December 31,	December 31,	December 31,
(Dollars in millions)	2016	2016	2015

Commercial Paper	0.15%	$953.3	$49.6
Term Loan	1.96%	825.0	—
2.25% 5-Year Senior Notes, Due 8/15/2016		—	1,000.0
1.30% 3-Year Senior Notes, Due 2/1/2017		—	900.0
1.85% 5-Year Senior Notes, Due 1/15/2018	2.01%	500.0	500.0
Floating Rate 2-Year Senior Notes, Due 8/9/2018 (euro-denominated)	0.14%	631.0	—
2.15% 3-Year Senior Notes, Due 12/14/2018	2.35%	450.0	450.0
2.40% 5-Year Senior Notes, Due 2/1/2019	2.59%	900.0	900.0
6.00% 10-Year Senior Notes, Due 3/1/2020	2.97%	750.0	750.0
4.70% 10-Year Senior Notes, Due 5/1/2020	4.23%	300.0	300.0
1.50% 5-Year Senior Notes, Due 12/1/2020 (euro-denominated)	1.62%	447.0	461.6
5.00% 10-Year Senior Notes, Due 1/15/2021	3.24%	400.0	400.0
4.50% 10-Year Senior Notes, Due 3/1/2021	4.33%	1,000.0	1,000.0
3.60% 10-Year Senior Notes, Due 8/15/2021	4.15%	1,100.0	1,100.0
3.30% 7-Year Senior Notes, Due 2/15/2022	3.43%	800.0	800.0
2.15% 7-Year Senior Notes, Due 7/21/2022 (euro-denominated)	2.27%	525.9	543.1
3.15% 10-Year Senior Notes, Due 1/15/2023	3.31%	800.0	800.0
3.00% 7-Year Senior Notes Due 4/15/2023	4.37%	1,000.0	—
4.15% 10-Year Senior Notes, Due 2/1/2024	4.16%	1,000.0	1,000.0
0.75% 8-Year Senior Notes, Due 9/12/2024 (euro-denominated)	0.93%	1,051.7	—
2.00% 10-Year Senior Notes, Due 4/15/2025 (euro-denominated)	2.09%	673.1	695.2
3.65% 10-Year Senior Notes, Due 12/15/2025	3.77%	350.0	350.0
2.95% 10-Year Senior Notes, Due 9/19/2026	3.19%	1,200.0	—
1.375% 12-Year Senior Notes, 9/12/2028 (euro-denominated)	1.46%	631.0	—
5.30% 30-Year Senior Notes, Due 2/1/2044	5.37%	400.0	400.0
Other		13.0	16.3

Total Borrowings at Par Value		16,701.0	12,415.8
Fair Value Hedge Accounting Adjustments		(49.3)	6.2
Unamortized Premium, Net		52.2	104.7
Unamortized Debt Issuance Costs		(76.0)	(54.7)

Total Borrowings at Carrying Value		16,627.9	12,472.0
Less: Short-term Obligations and Current Maturities		1,255.5	1,051.8

Long-term Obligations		$15,372.4	$11,420.2
The effective interest rates for the fixed-rate debt include the stated interest on the notes, the accretion of any discount or amortization of any premium, the amortization of any debt issuance costs and, if applicable, adjustments related to hedging.
See Note 12 for fair value information pertaining to the company’s long-term obligations.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2016, the annual repayment requirements for debt obligations are as follows:

(In millions)

2017	$1,255.5
2018	1,983.3
2019	1,026.9
2020	1,498.9
2021	2,502.0
2022 and Thereafter	8,434.4

$16,701.0
As of December 31, 2016 and 2015, short-term obligations and current maturities of long-term obligations in the accompanying balance sheet included $953 million and $50 million, respectively, of commercial paper, short-term bank borrowings and borrowings under lines of credit of certain of the company’s subsidiaries. The weighted average interest rate for short-term borrowings was 0.15% and 1.14% at December 31, 2016 and 2015, respectively. In addition to available borrowings under the company’s revolving credit agreements, discussed below, the company had unused lines of credit of $67 million as of December 31, 2016. These unused lines of credit generally provide for short-term unsecured borrowings at various interest rates.
Credit Facilities
In July 2016, the company replaced its existing revolving credit facility with a new facility with a bank group that provides for up to $2.50 billion of unsecured multi-currency revolving credit. The facility expires in July 2021. The agreement calls for interest at either a LIBOR-based rate, a EURIBOR-based rate (for funds drawn in Euro) or a rate based on the prime lending rate of the agent bank, at the company’s option. The agreement contains affirmative, negative and financial covenants, and events of default customary for financings of this type. The financial covenants require the company to maintain a Consolidated Leverage Ratio of debt to EBITDA (as defined in the agreement) below 4.5 to 1.0 for the first two consecutive quarters after the closing date of the acquisition of FEI (see Note 2), stepping down to 4.0 to 1.0 for the two immediately following fiscal quarters and then stepping down to 3.5 to 1.0 each fiscal quarter thereafter. The agreement also requires the company to maintain an Interest Coverage Ratio of EBITDA (as defined in the agreement) to interest expense of 3.0 to 1.0. The credit agreement permits the company to use the facility for working capital; acquisitions; repurchases of common stock, debentures and other securities; the refinancing of debt; and general corporate purposes. The credit agreement allows for the issuance of letters of credit, which reduces the amount available for borrowing. If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of December 31, 2016, no borrowings were outstanding under the facility, although available capacity was reduced by approximately $72 million as a result of outstanding letters of credit.
Commercial Paper Programs
The company has commercial paper programs pursuant to which it may issue and sell unsecured, short-term promissory notes (CP Notes). Under the U.S. program, a) maturities may not exceed 397 days from the date of issue and b) the CP Notes are issued on a private placement basis under customary terms in the commercial paper market and are not redeemable prior to maturity nor subject to voluntary prepayment. Under the euro program, maturities may not exceed 183 days and may be denominated in euro, U.S. dollars, Japanese yen, British pounds sterling, Swiss franc, Canadian dollars or other currencies. Under both programs, the CP Notes are issued at a discount from par (or premium to par, in the case of negative interest rates), or, alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. As of December 31, 2016, outstanding borrowings under these programs were $953 million, with a weighted average remaining period to maturity of 58 days and are classified as short-term obligations in the accompanying balance sheet.
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In the first quarter of 2016, in connection with the acquisition of Affymetrix, the company entered into a 364-day $1.00 billion unsecured term loan agreement. In August 2016, the company used the proceeds from the issuance of the floating rate senior notes due 2018 to repay all of this term loan.
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
In 2016, Thermo Fisher Scientific (Finance I) B.V., a wholly-owned finance subsidiary of the company issued the Floating Rate Senior Notes due 2018 included in the table above. This subsidiary has no independent function other than financing activities. The Floating Rate Senior Notes due 2018 are fully and unconditionally guaranteed by the company and no other subsidiaries of the company have guaranteed the obligations.
Prior to issuing the 3.00% Senior Notes due 2023, the company had entered into an agreement to hedge its exposure related to the interest rate on the anticipated borrowings (described under the heading "Cash Flow Hedge Arrangements" in Note 12) that was terminated in April 2016. The company had a cash outlay of $75 million in 2016 associated with termination of the arrangement, included in other financing activities, net, in the accompanying statement of cash flows.
Interest Rate Swap Arrangements
In 2016, the company terminated certain of its fixed to floating rate swap arrangements. The terminated swaps were accounted for as fair value hedges. As a result of terminating these arrangements, the company received $61 million (excluding accrued interest) in cash in 2016, included in other financing activities, net, in the accompanying statement of cash flows. The proceeds were recorded as part of the carrying value of the underlying debt and will be amortized as a reduction to interest expense over the remaining terms of the respective debt instruments. Subsequently, the company entered into new swap arrangements which are included in the table below.
The company has entered into LIBOR-based interest rate swap arrangements with various banks on several of its outstanding senior notes. The aggregate amounts of the swaps are equal to the principal amounts of the notes and the payment dates of the swaps coincide with the interest payment dates of the notes. The swap contracts provide for the company to pay a variable interest rate and receive a fixed rate. The variable interest rates reset monthly. The swaps have been accounted for as fair value hedges of the notes. See Note 12 for additional information. The following table summarizes the outstanding interest rate swap arrangements on the company's senior notes at December 31, 2016:

	Aggregate Notional Amount		Pay Rate as of
(Dollars in millions)		Pay Rate	December 31, 2016	Receive Rate

4.50% Senior Notes due 2021	1,000.0	1-month LIBOR + 3.4420%	4.0587%	4.50%
3.60% Senior Notes due 2021	1,100.0	1-month LIBOR + 2.5150%	3.2189%	3.60%
3.00% Senior Notes due 2023	1,000.0	1-month LIBOR + 1.7640%	2.4679%	3.00%

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10.	Commitments and Contingencies
Operating Leases
The company leases certain logistics, office, and manufacturing facilities. Income from continuing operations includes expense from operating leases of $182 million, $181 million and $181 million in 2016, 2015 and 2014, respectively. The following is a summary of annual future minimum lease and rental commitments under noncancelable operating leases as of December 31, 2016:

(In millions)

2017	$163.7
2018	132.6
2019	103.0
2020	79.5
2021	60.2
2022 and Thereafter	176.5

$715.5
Purchase Obligations
The company has entered into unconditional purchase obligations, in the ordinary course of business, that include agreements to purchase goods, services or fixed assets and to pay royalties that are enforceable and legally binding and that specify all significant terms including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable at any time without penalty. The aggregate amount of the company’s unconditional purchase obligations totaled $378 million at December 31, 2016 and the majority of these obligations are expected to be settled during 2017.
Letters of Credit, Guarantees and Other Commitments
Outstanding letters of credit and bank guarantees totaled $179 million at December 31, 2016. Substantially all of these letters of credit and guarantees expire before 2022.
Outstanding surety bonds and other guarantees totaled $24 million at December 31, 2016. The expiration of these bonds and guarantees ranges through 2018.
The letters of credit, bank guarantees and surety bonds principally secure performance obligations, and allow the holder to draw funds up to the face amount of the letter of credit, bank guarantee or surety bond if the applicable business unit does not perform as contractually required.
The company is a guarantor of pension plan obligations of a divested business. The purchaser of the divested business has agreed to pay for the pension benefits, however the company was required to guarantee payment of these pension benefits should the purchaser fail to do so. The amount of the guarantee at December 31, 2016 was $40 million.
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
In 2016, the company entered into an off-balance sheet build-to-suit financing arrangement with a financial institution to fund construction of an operating facility in the U.S. Upon completion of construction in 2017, a five-year lease will commence with options to purchase the facility or renew the lease for up to three 5-year terms. The company has agreed with the lessor to comply with certain financial covenants consistent with its other debt arrangements (Note 9), and has guaranteed the facility's residual value at the end of the lease. The company has also guaranteed the residual value of two other leased operating facilities with initial lease terms ending in 2019 and 2020. The aggregate maximum guarantee under these three lease arrangements is $155 million.
Indemnifications
In conjunction with certain transactions, primarily divestitures, the company has agreed to indemnify the other parties with respect to certain liabilities related to the businesses that were sold or leased properties that were abandoned (e.g., retention of

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Environmental Matters
The company is currently involved in various stages of investigation and remediation related to environmental matters. The company cannot predict all potential costs related to environmental remediation matters and the possible impact on future operations given the uncertainties regarding the extent of the required cleanup, the complexity and interpretation of applicable laws and regulations, the varying costs of alternative cleanup methods and the extent of the company’s responsibility. Expenses for environmental remediation matters related to the costs of installing, operating and maintaining groundwater-treatment systems and other remedial activities related to historical environmental contamination at the company’s domestic and international facilities were not material in any period presented. The company records accruals for environmental remediation liabilities, based on current interpretations of environmental laws and regulations, when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. The company calculates estimates based upon several factors, including reports prepared by environmental specialists and management’s knowledge of and experience with these environmental matters. The company includes in these estimates potential costs for investigation, remediation and operation and maintenance of cleanup sites. At December 31, 2016, the company’s total environmental liability was approximately $49 million. While management believes the accruals for environmental remediation are adequate based on current estimates of remediation costs, the company may be subject to additional remedial or compliance costs due to future events such as changes in existing laws and regulations, changes in agency direction or enforcement policies, developments in remediation technologies or changes in the conduct of the company’s operations, which could have a material adverse effect on the company’s financial position, results of operations or cash flows.
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
Product Liability, Workers Compensation and Other Personal Injury Matters
The range of probable loss for product liability, workers compensation and other personal injury matters of the company’s continuing operations at December 31, 2016, was approximately $251 million to $397 million on an undiscounted basis. The

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

portion of these liabilities assumed in the 2006 merger with Fisher was recorded at its fair (present) value at the date of merger. The company’s accrual for all such matters in total, including the discounted liabilities, was $230 million at December 31, 2016 (or $256 million undiscounted). The accrual includes estimated defense costs and is gross of estimated amounts due from insurers of $97 million at December 31, 2016 (or $114 million undiscounted) that are included in other assets in the accompanying balance sheet. The portion of these insurance assets assumed in the merger with Fisher was also recorded at its fair value at the date of merger. In addition to the above accrual, as of December 31, 2016, the company had a product liability accrual of $10 million (undiscounted) relating to divested businesses.
The assets and liabilities assumed at the Fisher merger date were ascribed a fair value based on the present value of expected future cash flows, using a discount rate equivalent to the risk free rate of interest for monetary assets with comparable maturities (weighted average discount rate of 4.67%). The discount on the liabilities of approximately $26 million and the discount on the assets of approximately $17 million (net discount $9 million) are being accreted to interest expense over the expected settlement period.
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
On May 26, 2010, Promega Corp. & Max-Planck-Gesellschaft Zur Forderung Der Wissenschaften EV filed a complaint against Life Technologies in the United States District Court for the Western District of Wisconsin. The plaintiffs allege patent infringement by sales and uses of Applied Biosystems’ short tandem repeat DNA identification products outside the scope of a 2006 license agreement. The plaintiff sought damages for alleged willful infringement, attorneys’ fees, costs, prejudgment interest, and injunctive relief. Although a jury initially found willful infringement and assessed damages at $52 million, the District Court subsequently overturned the verdict on the grounds that the plaintiff had failed to prove infringement. The District Court entered judgment in favor of Life Technologies; and plaintiffs and Life Technologies filed cross-appeals with the United States Court of Appeals for the Federal Circuit. The $52 million award was accrued by Life Technologies and the liability was assumed by the company as of the date of the acquisition. On December 15, 2014, the Court of Appeals issued a decision invalidating four of the plaintiffs’ patents, but finding infringement by Life Technologies of the remaining fifth patent. The Court of Appeals also ordered a new trial on damages in the District Court. Life Technologies' petition to the U.S. Supreme Court seeking review of the Court of Appeals’ judgment was granted on June 27, 2016, and the case was stayed in the District Court pending the outcome of the Supreme Court’s review. On February 22, 2017, the Supreme Court issued a decision reversing the Court of Appeals’ judgment and remanding the case to the Court of Appeals for further proceedings in view of the Supreme Court’s legal interpretation of the patent law statute in question. The company has maintained the $52 million accrual, pending conclusion of this matter.
On December 27, 2011, Illumina Inc. filed a complaint against Life Technologies in the United States District Court for the Southern District of California alleging infringement of a patent relating to methods for making bead arrays by Ion Torrent’s

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Commercial Matters
On May 5, 2015, and February 12, 2016, the Academy of Allergy & Asthma in Primary Care and United Biologics, LLC d/b/a United Allergy Services, a provider of on-site services to physicians in the delivery of testing and treatment of allergies, filed a complaint against Phadia U.S. Inc. (a subsidiary of the company) and Thermo Fisher Scientific Inc., respectively, in the United States District Court for the Western District of Texas. The plaintiffs allege various claims of anticompetitive activities in violation of antitrust laws, tortious interference with contracts and existing and prospective business relations, and civil conspiracy. On March 28, 2016, the company filed a counterclaim against United Biologics, LLC alleging tortious interference with business relations and seeking a declaratory judgment and injunctive relief. The plaintiffs seek damages, attorneys’ fees, costs, and injunctive relief. The company expects this matter will be scheduled for trial in 2017.

Note 11.	Comprehensive Income and Shareholders' Equity
Comprehensive Income (Loss)
Comprehensive income (loss) combines net income and other comprehensive items. Other comprehensive items represent certain amounts that are reported as components of shareholders’ equity in the accompanying balance sheet.
Changes in each component of accumulated other comprehensive items, net of tax are as follows:

(In millions)	Currency Translation Adjustment	Unrealized Gains on Available-for- Sale Investments	Unrealized Losses on Hedging Instruments	Pension and Other Postretirement Benefit Liability Adjustment	Total

Balance at December 31, 2015	$(1,776.7)	$1.8	$(26.6)	$(195.8)	$(1,997.3)
Other comprehensive income (loss) before reclassifications	(566.7)	(1.6)	(36.6)	(46.9)	(651.8)
Amounts reclassified from accumulated other comprehensive items	—	0.7	6.1	6.0	12.8

Net other comprehensive items	(566.7)	(0.9)	(30.5)	(40.9)	(639.0)

Balance at December 31, 2016	$(2,343.4)	$0.9	$(57.1)	$(236.7)	$(2,636.3)
Shareholders’ Equity
At December 31, 2016, the company had reserved 32.9 million unissued shares of its common stock for possible issuance under stock-based compensation plans.
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
The following tables present information about the company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and December 31, 2015:

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2016	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents	$64.8	$64.8	$—	$—
Bank time deposits	2.0	2.0	—	—
Investments in mutual funds and other similar instruments	15.5	15.5	—	—
Warrants	2.0	—	2.0	—
Insurance contracts	102.1	—	102.1	—
Derivative contracts	15.8	—	15.8	—

Total Assets	$202.2	$82.3	$119.9	$—

Liabilities
Derivative contracts	$121.9	$—	$121.9	$—
Contingent consideration	3.4	—	—	3.4

Total Liabilities	$125.3	$—	$121.9	$3.4

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2015	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents	$54.6	$54.6	$—	$—
Bank time deposits	2.0	2.0	—	—
Investments in mutual funds and other similar instruments	7.6	7.6	—	—
Warrants	3.4	—	3.4	—
Insurance contracts	108.1	—	108.1	—
Derivative contracts	13.8	—	13.8	—

Total Assets	$189.5	$64.2	$125.3	$—

Liabilities
Derivative contracts	$41.8	$—	$41.8	$—
Contingent consideration	1.9	—	—	1.9

Total Liabilities	$43.7	$—	$41.8	$1.9
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
The notional amounts of derivative contracts outstanding, consisting of interest rate swaps and currency exchange contracts, totaled $6.70 billion and $6.63 billion at December 31, 2016 and December 31, 2015, respectively.
While certain derivatives are subject to netting arrangements with counterparties, the company does not offset derivative assets and liabilities within the consolidated balance sheet. The following tables present the fair value of derivative instruments in the consolidated balance sheet and statement of income.

	Fair Value – Assets		Fair Value – Liabilities
	December 31,	December 31,	December 31,	December 31,
(In millions)	2016	2015	2016	2015

Derivatives Designated as Hedging Instruments
Interest rate swaps (a)	$—	$0.2	$109.5	$16.4
Derivatives Not Designated as Hedging Instruments
Currency exchange contracts (b)	15.8	13.6	12.4	25.4

(a)	The fair value of the interest rate swaps is included in the consolidated balance sheet under the captions other assets or other long-term liabilities.

(b)	The fair value of the currency exchange contracts is included in the consolidated balance sheet under the captions other current assets or other accrued expenses.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Gain (Loss) Recognized
(In millions)	2016	2015

Derivatives Designated as Fair Value Hedges
Interest rate swaps - effective portion	$21.1	$34.0
Interest rate swaps - ineffective portion (a)	(0.7)	(7.4)
Derivatives Not Designated as Hedging Instruments
Currency exchange contracts
Included in cost of revenues	$(15.1)	$12.4
Included in other expense, net	(98.9)	126.8

(a)	The ineffective portion of the loss recognized on interest rate swaps during 2015 includes $7.5 million of costs associated with entering into the swap arrangements.
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
The company also uses foreign currency-denominated debt to partially hedge its net investments in foreign operations against adverse movements in exchange rates. The company’s euro-denominated senior notes have been designated as, and are effective as, economic hedges of part of the net investment in a foreign operation. Accordingly, foreign currency transaction gains or losses due to spot rate fluctuations on the euro-denominated debt instruments are included in currency translation adjustment within other comprehensive income and shareholders’ equity. In 2016 and 2015, pre-tax net gains of $172 million and $77 million, respectively, from the euro-denominated notes were included in currency translation adjustment.
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
Fair Value of Other Financial Instruments
The carrying value and fair value of the company’s notes receivable and debt obligations are as follows:

	December 31, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
(In millions)	Value	Value	Value	Value

Notes Receivable	$26.2	$28.4	$12.1	$14.9

Debt Obligations:
Senior notes	$14,838.3	$15,184.4	$12,406.1	$12,618.8
Term loan	823.3	825.0	—	—
Commercial paper	953.3	953.3	49.6	49.6
Other	13.0	13.0	16.3	16.3

	$16,627.9	$16,975.7	$12,472.0	$12,684.7
The fair value of debt obligations was determined based on quoted market prices and on borrowing rates available to the company at the respective period ends which represent level 2 measurements.

THERMO FISHER SCIENTIFIC INC.

Note 13.	Supplemental Cash Flow Information

(In millions)	2016	2015	2014

Cash Paid For:
Interest	$457.9	$437.6	$435.9

Income Taxes	$663.2	$476.6	$585.7

Non-cash Activities
Fair value of assets of acquired businesses	$7,032.4	$737.4	$19,623.9
Cash paid for acquired businesses	(5,634.9)	(700.6)	(13,534.6)

Liabilities assumed of acquired businesses	$1,397.5	$36.8	$6,089.3

Declared but unpaid dividends	$60.1	$61.3	$61.9

Issuance of stock upon vesting of restricted stock units	$126.9	$131.0	$110.0

Fair value of investments contributed to defined benefit plans	$15.9	$—	$—

Note 14.	Restructuring and Other Costs (Income), Net
Restructuring and other costs in 2016 included continuing charges for headcount reductions and facility consolidations in an effort to streamline operations, including the closure and consolidation of operations within several facilities in the U.S., Europe and Asia; third-party acquisition transaction and integration costs primarily associated with the acquisitions of FEI and Affymetrix; sales of inventories revalued at the date of acquisition; costs to conform the accounting policies of FEI and Affymetrix with the company's accounting policies; costs to achieve synergies related to acquisitions, including severance and abandoned facility costs; and net charges for environmental and litigation-related matters. These charges were partially offset by gains on sales of assets. In 2016, severance actions associated with facility consolidations and cost reduction measures affected less than 3% of the company’s workforce.
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
As of February 28, 2017, the company has identified restructuring actions that will result in additional charges of approximately $85 million, primarily in 2017 which will be recorded when specified criteria are met, such as communication of benefit arrangements and abandonment of leased facilities.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2016
During 2016, the company recorded net restructuring and other costs by segment as follows:

(In millions)	Cost of Revenues	Selling, General and Administrative Expenses	Restructuring and Other Costs, Net	Total

Life Sciences Solutions	$31.2	$36.0	$87.6	$154.8
Analytical Instruments	62.4	46.5	68.3	177.2
Specialty Diagnostics	—	(0.3)	14.9	14.6
Laboratory Products and Services	7.9	0.5	17.7	26.1
Corporate	—	21.2	0.7	21.9

	$101.5	$103.9	$189.2	$394.6
Life Sciences Solutions
In 2016, the Life Sciences Solutions segment recorded $154.8 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $31.2 million, including $27.2 million for sales of inventories revalued at the date of acquisition and $3.9 million to conform the accounting policies of Affymetrix with the company's accounting policies. The segment recorded $36.0 million of charges to selling, general and administrative expenses, including $33.8 million of third-party transaction and integration costs primarily related to the acquisition of Affymetrix, $4.1 million for accelerated depreciation at facilities closing due to real estate consolidation, offset in part by credits of $1.9 million from changes in estimates of contingent acquisition consideration. In addition, the segment recorded $78.1 million of cash restructuring costs, including $60.2 million of severance and related costs primarily to achieve acquisition synergies, and $17.9 million of abandoned facilities costs principally for the consolidation of facilities in the U.S. The segment also recorded $9.5 million of other costs, net, primarily for charges associated with litigation-related matters at acquired businesses.
Analytical Instruments
In 2016, the Analytical Instruments segment recorded $177.2 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $62.4 million, including $20.8 million to conform the accounting policies of FEI with the company's accounting policies and $41.6 million for the sales of inventory revalued at the date of acquisition. The segment recorded $46.5 million of charges to selling, general, and administrative expense, including $37.8 million of third-party transaction costs related to the acquisition of FEI, as well as $8.5 million of charges to conform the accounting policies of FEI with the company's accounting policies. The segment also recorded $67.7 million of cash restructuring costs primarily for severance obligations payable to former FEI executives and charges associated with abandoned facilities, including remediation and other closure costs of a manufacturing facility in the U.S.
Specialty Diagnostics
In 2016, the Specialty Diagnostics segment recorded $14.6 million of net restructuring and other charges. These costs were principally comprised of $10.0 million for charges associated with litigation-related matters and $6.3 million of cash restructuring costs for severance and other costs associated with headcount reductions and facility consolidations. The segment also recorded $1.4 million of other income, net, primarily gains on the sale of real estate, offset in part by charges for the settlement of retirement plans.
Laboratory Products and Services
In 2016, the Laboratory Products and Services segment recorded $26.1 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $7.9 million, including $6.2 million for sales of inventories revalued at the date of acquisition, and $1.7 million for accelerated depreciation at facilities closing due to real estate consolidation. The segment recorded $10.9 million of cash restructuring costs, primarily for employee severance and other costs associated with headcount reductions and facility consolidations. In addition, the segment recorded $8.3 million of charges for an increase in environmental remediation cost estimates associated with a Superfund site in the U.S., offset in part by $1.3 million of gains on the settlement of litigation.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Corporate
In 2016, the company recorded $21.9 million of restructuring and other costs, principally within selling, general, and administrative expenses, including $17.2 million of charges for product liability litigation and $4.0 million of accelerated depreciation on information systems to be abandoned due to integration synergies. The segment also recorded $1.1 million of restructuring charges for severance and other costs associated with facility consolidation at its corporate operations.
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
The components of net restructuring and other costs by segment are as follows:
Life Sciences Solutions
In 2015, the Life Sciences Solutions segment recorded $80.0 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $2.0 million for accelerated depreciation at facilities closing due to real estate consolidation and sales of inventories revalued at the date of acquisition. The segment also recorded $13.6 million of charges to selling, general and administrative expenses, including $6.2 million of third-party transaction and integration costs related to the acquisitions of Life Technologies and Advanced Scientifics, as well as $9.1 million for accelerated depreciation at facilities closing due to real estate consolidation. These charges were partially offset by $1.7 million of income for changes in estimates of contingent consideration. In addition, the segment recorded $64.4 million of restructuring and other costs, net, $40.4 million of which were cash costs. These costs included $5.0 million of cash compensation contractually due to employees of an acquired business on the date of acquisition; $0.9 million of charges associated with a previous sale of a business; and $34.5 million of costs primarily associated with headcount reductions and facility consolidations in the U.S. and Europe, including $23.7 million for severance, $4.1 million of abandoned facility costs, and $6.7 million of other cash costs, including retention and outplacement costs. The segment also recorded $20.0 million of charges for pre-acquisition litigation related matters and $14.9 million of impairment of acquired technology in development. These costs were partially offset by a $7.6 million gain on the sale of a small product line and a $3.0 million gain on the sale of real estate.
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

(In millions)	Severance	Abandonment of Excess Facilities	Other (a)	Total

Balance at December 31, 2013	$28.6	$9.4	$2.5	$40.5
Costs incurred in 2014 (c)	140.8	10.5	102.4	253.7
Reserves reversed (b)	(5.5)	(0.1)	(0.2)	(5.8)
Payments	(124.1)	(10.4)	(98.1)	(232.6)
Currency translation	(2.1)	0.4	(0.7)	(2.4)

Balance at December 31, 2014	37.7	9.8	5.9	53.4
Costs incurred in 2015 (d)	57.0	19.1	14.6	90.7
Reserves reversed (b)	(11.7)	(0.5)	(2.2)	(14.4)
Payments	(66.6)	(15.0)	(15.0)	(96.6)
Currency translation	(1.2)	(0.3)	(0.3)	(1.8)

Balance at December 31, 2015	15.2	13.1	3.0	31.3
Costs incurred in 2016 (e)	109.1	45.9	11.9	166.9
Reserves reversed (b)	(1.9)	(0.4)	(0.5)	(2.8)
Payments	(83.2)	(26.6)	(12.2)	(122.0)
Currency translation	(1.0)	(0.1)	—	(1.1)

Balance at December 31, 2016	$38.2	$31.9	$2.2	$72.3

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

(e)
Excludes $24.0 million of provision for losses on litigation-related matters; $8.3 million of provision for environmental remediation; $4.6 million of net gains on the sale of real estate; and an aggregate of $2.6 million of non-cash income, net.

The company expects to pay accrued restructuring costs as follows: severance, employee-retention obligations and other costs, primarily through 2017; and abandoned-facility payments, over lease terms expiring through 2027.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15.	Unaudited Quarterly Information

	2016
(In millions except per share amounts)	First (a)	Second (b)	Third (c)	Fourth (d)

Revenues	$4,294.8	$4,535.2	$4,490.9	$4,953.2
Gross Profit	1,957.9	2,078.5	2,053.9	2,278.8
Income from Continuing Operations	402.3	516.8	473.5	632.7
Net Income	402.2	516.6	473.5	629.5
Earnings per Share from Continuing Operations:
Basic	1.02	1.31	1.20	1.60
Diluted	1.01	1.30	1.19	1.59
Earnings per Share:
Basic	1.02	1.31	1.20	1.60
Diluted	1.01	1.30	1.19	1.59
Cash Dividend Declared per Common Share	0.15	0.15	0.15	0.15
Amounts reflect aggregate restructuring and other items, net, as follows:

(a)	Costs of $90.1 million.

(b)	Costs of $56.6 million.

(c)	Costs of $149.8 million.

(d)	Costs of $98.1 million.

	2015
(In millions except per share amounts)	First (a)	Second (b)	Third (c)	Fourth (d)

Revenues	$3,918.8	$4,270.9	$4,123.2	$4,652.5
Gross Profit	1,822.5	1,941.8	1,883.3	2,108.3
Income from Continuing Operations	385.1	511.6	477.3	606.3
Net Income	385.1	511.6	476.1	602.6
Earnings per Share from Continuing Operations:
Basic	0.97	1.28	1.20	1.52
Diluted	0.96	1.27	1.19	1.51
Earnings per Share:
Basic	0.97	1.28	1.19	1.51
Diluted	0.96	1.27	1.18	1.50
Cash Dividend Declared per Common Share	0.15	0.15	0.15	0.15
Amounts reflect aggregate restructuring and other items, net, as follows:

(a)	Costs of $40.2 million.

(b)	Costs of $24.7 million.

(c)	Costs of $40.9 million.

(d)	Costs of $64.9 million.

Note 16.	Subsequent Event
In February 2017, the company acquired, within the Life Sciences Solutions segment, Finesse Solutions, Inc., a North America-based developer of scalable control automation systems and software for bioproduction, for approximately $225 million. The acquisition expanded the company's bioproduction offerings. Revenues of Finesse were approximately $50 million in 2016. The purchase price allocation for the acquisition is not yet available.