Form 10-Q
period 2017-04-01
THERMO FISHER SCIENTIFIC INC.
filed 2017-05-05
CIK 97745

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended
April 1, 2017
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

Registrant’s telephone number, including area code: (781) 622-1000
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒                                              Accelerated filer ☐                                       Non-accelerated filer ☐
Smaller reporting company ☐                                      Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at April 1, 2017
Common Stock, $1.00 par value	391,219,918

THERMO FISHER SCIENTIFIC INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED APRIL 1, 2017

THERMO FISHER SCIENTIFIC INC.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements
CONSOLIDATED BALANCE SHEET
(Unaudited)

	April 1,	December 31,
(In millions except share and per share amounts)	2017	2016

Assets
Current Assets:
Cash and cash equivalents	$713.3	$786.2
Accounts receivable, less allowances of $87.2 and $77.3	3,096.5	3,048.5
Inventories	2,327.1	2,213.3
Refundable income taxes	427.0	378.3
Other current assets	684.2	594.7

Total current assets	7,248.1	7,021.0

Property, Plant and Equipment, Net	2,563.3	2,577.8
Acquisition-related Intangible Assets, Net	13,821.7	13,969.0
Other Assets	1,020.2	1,011.9
Goodwill	21,560.3	21,327.8

Total Assets	$46,213.6	$45,907.5

Liabilities and Shareholders' Equity
Current Liabilities:
Short-term obligations and current maturities of long-term obligations	$1,882.4	$1,255.5
Accounts payable	1,031.0	926.2
Accrued payroll and employee benefits	520.8	708.7
Accrued income taxes	82.2	165.4
Deferred revenue	538.9	485.9
Other accrued expenses	1,247.6	1,324.1

Total current liabilities	5,302.9	4,865.8

Deferred Income Taxes	2,463.4	2,557.4
Other Long-term Liabilities	1,463.7	1,572.6
Long-term Obligations	15,188.4	15,372.4

Shareholders' Equity:
Preferred stock, $100 par value, 50,000 shares authorized; none issued
Common stock, $1 par value, 1,200,000,000 shares authorized; 416,414,308 and 415,138,564 shares issued	416.4	415.1
Capital in excess of par value	12,252.0	12,139.6
Retained earnings	14,419.4	13,926.9
Treasury stock at cost, 25,194,390 and 21,690,679 shares	(2,819.1)	(2,306.0)
Accumulated other comprehensive items	(2,473.5)	(2,636.3)

Total shareholders' equity	21,795.2	21,539.3

Total Liabilities and Shareholders' Equity	$46,213.6	$45,907.5

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended
	April 1,	April 2,
(In millions except per share amounts)	2017	2016

Revenues
Product revenues	$4,102.1	$3,690.4
Service revenues	662.9	604.4

Total revenues	4,765.0	4,294.8

Costs and Operating Expenses:
Cost of product revenues	2,129.6	1,933.6
Cost of service revenues	442.9	403.3
Selling, general and administrative expenses	1,331.2	1,212.9
Research and development expenses	215.4	176.5
Restructuring and other costs, net	23.5	50.6

Total costs and operating expenses	4,142.6	3,776.9

Operating Income	622.4	517.9
Other Expense, Net	(119.5)	(94.9)

Income from Continuing Operations Before Income Taxes	502.9	423.0
Benefit from (Provision for) Income Taxes	48.5	(20.7)

Income from Continuing Operations	551.4	402.3
Loss from Discontinued Operations (net of income tax benefit of $0.1)	—	(0.1)

Net Income	$551.4	$402.2

Earnings per Share from Continuing Operations
Basic	$1.41	$1.02
Diluted	$1.40	$1.01

Earnings per Share
Basic	$1.41	$1.02
Diluted	$1.40	$1.01

Weighted Average Shares
Basic	391.0	395.8
Diluted	394.1	398.7

Cash Dividends Declared per Common Share	$0.15	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	April 1,	April 2,
(In millions)	2017	2016

Comprehensive Income
Net Income	$551.4	$402.2

Other Comprehensive Items:
Currency translation adjustment	160.0	169.9
Unrealized gains and losses on available-for-sale investments:
Unrealized holding gains (losses) arising during the period (net of tax provision (benefit) of $0.3 and ($0.4))	1.1	(1.5)
Unrealized gains and losses on hedging instruments:
Unrealized losses on hedging instruments (net of tax benefit of $22.4)	—	(36.6)
Reclassification adjustment for losses included in net income (net of tax benefit of $1.1 and $0.5)	1.8	0.8
Pension and other postretirement benefit liability adjustments:
Pension and other postretirement benefit liability adjustments arising during the period (net of tax benefit of $0.7 and $1.1)	(2.0)	(3.4)
Amortization of net loss and prior service benefit included in net periodic pension cost (net of tax benefit of $0.7 and $0.3)	1.9	1.4

Total other comprehensive items	162.8	130.6

Comprehensive Income	$714.2	$532.8

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended
	April 1,	April 2,
(In millions)	2017	2016

Operating Activities
Net income	$551.4	$402.2
Loss from discontinued operations	—	0.1

Income from continuing operations	551.4	402.3

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	464.5	416.1
Change in deferred income taxes	(127.3)	(88.8)
Non-cash stock-based compensation	33.0	33.4
Non-cash charges for sale of inventories revalued at the date of acquisition	30.7	6.2
Other non-cash expenses, net	28.3	14.2
Changes in assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	(18.0)	(29.9)
Inventories	(105.1)	(56.2)
Other assets	(133.8)	(38.7)
Accounts payable	114.0	34.8
Other liabilities	(302.8)	(335.0)
Contributions to retirement plans	(172.5)	(22.2)

Net cash provided by continuing operations	362.4	336.2
Net cash used in discontinued operations	(0.9)	(1.5)

Net cash provided by operating activities	361.5	334.7

Investing Activities
Acquisitions, net of cash acquired	(300.7)	(1,032.4)
Purchase of property, plant and equipment	(93.4)	(115.1)
Proceeds from sale of property, plant and equipment	1.1	6.0
Proceeds from sale of investments	11.7	3.9
Other investing activities, net	(0.6)	(1.3)

Net cash used in investing activities	$(381.9)	$(1,138.9)

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(Unaudited)

	Three Months Ended
	April 1,	April 2,
(In millions)	2017	2016

Financing Activities
Net proceeds from issuance of debt	$519.0	$998.8
Repayment of debt	(703.2)	(1.3)
Net proceeds from issuance of commercial paper	2,361.1	2,359.7
Repayments of commercial paper	(1,795.3)	(1,185.8)
Purchases of company common stock	(500.0)	(1,000.0)
Dividends paid	(59.1)	(60.3)
Net proceeds from issuance of company common stock under employee stock plans	58.2	31.7
Other financing activities, net	—	(0.4)

Net cash (used in) provided by financing activities	(119.3)	1,142.4

Exchange Rate Effect on Cash	65.8	37.0

(Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(73.9)	375.2
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	810.8	466.3

Cash, Cash Equivalents and Restricted Cash at End of Period	$736.9	$841.5

See Note 12 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Total Shareholders' Equity
(In millions)	Shares	Amount			Shares	Amount

Balance at December 31, 2015	411.9	$411.9	$11,801.2	$12,142.3	12.3	$(1,007.9)	$(1,997.3)	$21,350.2

Issuance of shares under employees' and directors' stock plans	1.4	1.4	57.4	—	0.1	(18.3)	—	40.5
Stock-based compensation	—	—	33.4	—	—	—	—	33.4
Tax benefit related to employees' and directors' stock plans	—	—	26.8	—	—	—	—	26.8
Purchases of company common stock	—	—	—	—	7.3	(1,000.0)	—	(1,000.0)
Dividends declared	—	—	—	(59.3)	—	—	—	(59.3)
Net income	—	—	—	402.2	—	—	—	402.2
Other comprehensive items	—	—	—	—	—	—	130.6	130.6

Balance at April 2, 2016	413.3	$413.3	$11,918.8	$12,485.2	19.7	$(2,026.2)	$(1,866.7)	$20,924.4

Balance at December 31, 2016	415.1	$415.1	$12,139.6	$13,926.9	21.7	$(2,306.0)	$(2,636.3)	$21,539.3
Issuance of shares under employees' and directors' stock plans	1.3	1.3	79.4	—	0.1	(13.1)	—	67.6
Stock-based compensation	—	—	33.0	—	—	—	—	33.0
Purchases of company common stock	—	—	—	—	3.4	(500.0)	—	(500.0)
Dividends declared	—	—	—	(58.9)	—	—	—	(58.9)
Net income	—	—	—	551.4	—	—	—	551.4
Other comprehensive items	—	—	—	—	—	—	162.8	162.8

Balance at April 1, 2017	416.4	$416.4	$12,252.0	$14,419.4	25.2	$(2,819.1)	$(2,473.5)	$21,795.2

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
Interim Financial Statements
The interim consolidated financial statements presented herein have been prepared by the company, are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at April 1, 2017, the results of operations for the three-month periods ended April 1, 2017 and April 2, 2016, and the cash flows for the three-month periods ended April 1, 2017 and April 2, 2016. Interim results are not necessarily indicative of results for a full year.
The consolidated balance sheet presented as of December 31, 2016, has been derived from the audited consolidated financial statements as of that date. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain all information that is included in the annual financial statements and notes thereto of the company. The consolidated financial statements and notes included in this report should be read in conjunction with the 2016 financial statements and notes included in the company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC).
Note 1 to the consolidated financial statements for 2016 describes the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no material changes in the company’s significant accounting policies during the three months ended April 1, 2017.
Inventories
The components of inventories are as follows:

	April 1,	December 31,
(In millions)	2017	2016

Raw Materials	$521.6	$466.3
Work in Process	361.5	327.9
Finished Goods	1,444.0	1,419.1

Inventories	$2,327.1	$2,213.3
Property, Plant and Equipment
Property, plant and equipment consists of the following:

	April 1,	December 31,
(In millions)	2017	2016

Land	$306.3	$305.6
Buildings and Improvements	1,172.6	1,154.2
Machinery, Equipment and Leasehold Improvements	3,033.8	2,955.7

Property, Plant and Equipment, at Cost	4,512.7	4,415.5
Less: Accumulated Depreciation and Amortization	1,949.4	1,837.7

Property, Plant and Equipment, Net	$2,563.3	$2,577.8

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Acquisition-related Intangible Assets
Acquisition-related intangible assets are as follows:

	Balance at April 1, 2017			Balance at December 31, 2016
(In millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Definite Lived:
Customer relationships	$13,318.0	$(5,046.4)	$8,271.6	$13,167.3	$(4,821.4)	$8,345.9
Product technology	5,818.8	(2,350.6)	3,468.2	5,679.7	(2,204.2)	3,475.5
Tradenames	1,473.7	(681.4)	792.3	1,452.2	(646.0)	806.2
Other	33.3	(33.3)	—	33.0	(33.0)	—

	20,643.8	(8,111.7)	12,532.1	20,332.2	(7,704.6)	12,627.6
Indefinite Lived:
Tradenames	1,234.8	—	1,234.8	1,234.8	—	1,234.8
In-process research and development	54.8	—	54.8	106.6	—	106.6

	1,289.6	—	1,289.6	1,341.4	—	1,341.4

Acquisition-related Intangible Assets	$21,933.4	$(8,111.7)	$13,821.7	$21,673.6	$(7,704.6)	$13,969.0
Warranty Obligations
The liability for warranties is included in other accrued expenses in the accompanying balance sheet. The changes in the carrying amount of standard product warranty obligations are as follows:

	Three Months Ended
	April 1,	April 2,
(In millions)	2017	2016

Beginning Balance	$77.9	$55.8
Provision charged to income	25.3	21.9
Usage	(24.6)	(20.3)
Acquisitions	0.5	1.1
Adjustments to previously provided warranties, net	(0.6)	(0.6)
Currency translation	0.8	1.0

Ending Balance	$79.3	$58.9
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In addition, significant estimates were made in estimating future cash flows to assess potential impairment of assets and in determining the fair value of acquired intangible assets (Note 2) and the ultimate loss from abandoning leases at facilities being exited (Note 13). Actual results could differ from those estimates.
Recent Accounting Pronouncements
In March 2017, the FASB issued new guidance intended to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The new guidance requires the service cost component of net periodic cost be reported in the same line item(s) as other employee compensation costs and all other components of the net periodic cost be reported in the

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

income statement below operating income. The guidance is effective for the company in 2018. The adoption of this guidance is not expected to have a material impact on the company’s consolidated financial statements.
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
In November 2016, the FASB issued new guidance intended to reduce diversity in practice in the classification and presentation of changes in restricted cash on the statement of cash flows. The company adopted this guidance on January 1, 2017 and applied the changes to the statement of cash flows retrospectively, as required. The table below summarizes the impact of adopting this and related guidance on the company’s consolidated statement of cash flows for the three months ended April 2, 2016.
In October 2016, the FASB issued new guidance eliminating the deferral of the tax effects of intra-entity asset transfers. The guidance is effective for the company in 2018. The impact of this guidance will be dependent on the extent of future asset transfers which usually occur in connection with planning around acquisitions and other business structuring activities.
In August 2016, the FASB issued new guidance intended to reduce diversity in practice in how certain transactions are classified on the statement of cash flows. The company adopted this guidance on January 1, 2017 and applied the changes to the statement of cash flows retrospectively, as required. The table below summarizes the impact of adopting this and related guidance on the company’s consolidated statement of cash flows for the three months ended April 2, 2016.
In March 2016, the FASB issued new guidance which affects the accounting for stock-based compensation. The new guidance simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The company adopted this guidance on January 1, 2017 and applied the changes to the statement of cash flows retrospectively. The table below summarizes the impact of adopting this and related guidance on the company’s consolidated statement of cash flows. Adoption of this guidance decreased the company's tax provision in the first three months of 2017 by $24 million and increased diluted earnings per share for the same period by $0.06. The impact in future periods will be dependent upon changes in the company's stock price, the volume of employee stock option exercises and the timing of service- and performance-based restricted unit vesting.
The guidance issued in November 2016, August 2016 and the provisions of the guidance issued in March 2016 which affected classification on the statement of cash flows were applied retrospectively. As a result of adoption of this guidance, the accompanying statement of cash flows for the first three months of 2016 reflect the following changes from previously reported amounts:

Three Months Ended
(In millions)	April 2, 2016

Increase in Net Cash Provided by Operating Activities	$45.6
Increase in Net Cash Used in Investing Activities	(0.4)
Decrease in Net Cash Provided by Financing Activities	(45.6)
In February 2016, the FASB issued new guidance which requires lessees to record most leases on their balance sheets as lease liabilities, initially measured at the present value of the future lease payments, with corresponding right-of-use assets. The new guidance also sets forth new disclosure requirements related to leases. The guidance is effective for the company in 2019 and must be adopted using a modified retrospective method. Early adoption is permitted. The company is currently evaluating

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

the impact this guidance will have on its consolidated financial statements, however, assets and liabilities will increase upon adoption for right-of-use assets and lease liabilities. The company’s future commitments under lease obligations are summarized in Note 10 to the consolidated financial statements for 2016 included in the company’s Annual Report on Form  10-K, filed with the SEC.
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
In July 2015, the FASB issued new guidance which requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance does not apply to inventory that is measured using last-in, first-out (LIFO). The guidance was effective for the company in 2017. Adoption of this guidance did not have a material impact on the company’s consolidated financial statements.
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
2017
On March 2, 2017, the company acquired, within the Analytical Instruments segment, Core Informatics, a North America-based provider of cloud-based platforms supporting scientific data management, for a total purchase price of $94 million, net of cash acquired. The acquisition enhanced the company's existing informatics solutions. Revenues of Core Informatics were approximately $10 million in 2016. The purchase price exceeded the fair market value of the identifiable net assets and, accordingly, $63 million was allocated to goodwill, $50 million of which is tax deductible.
On February 14, 2017, the company acquired, within the Life Sciences Solutions segment, Finesse Solutions, Inc., a North America-based developer of scalable control automation systems and software for bioproduction, for a total purchase price of $220 million, net of cash acquired. The acquisition expanded the company's bioproduction offerings. Revenues of Finesse

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Solutions were approximately $50 million in 2016. The purchase price exceeded the fair market value of the identifiable net assets and, accordingly, $127 million was allocated to goodwill, none of which is tax deductible.
The components of the purchase price and net assets acquired for 2017 acquisitions are as follows:

(In millions)	Core Informatics	Finesse Solutions	Total

Purchase Price
Cash paid	$89.2	$222.6	$311.8
Debt assumed	—	—	—
Purchase price payable	14.6	—	14.6
Cash acquired	(10.1)	(2.2)	(12.3)

	$93.7	$220.4	$314.1

Net Assets Acquired
Current assets	$2.0	$21.6	$23.6
Property, plant and equipment	0.2	1.6	1.8
Definite-lived intangible assets:
Customer relationships	6.3	67.7	74.0
Product technology	29.1	32.0	61.1
Tradenames and other	2.7	9.0	11.7
Indefinite-lived intangible assets:
In-process research and development	—	1.6	1.6
Goodwill	62.6	127.4	190.0
Other assets	0.1	0.3	0.4
Liabilities assumed	(9.3)	(40.8)	(50.1)

	$93.7	$220.4	$314.1
The weighted-average amortization periods for definite-lived intangible assets acquired in 2017 are 12 years for customer relationships, 10 years for product technology and 8 years for tradenames and other. The weighted average amortization period for all definite-lived intangible assets acquired in 2017 is 11 years.
The preliminary allocation of the purchase price for the 2017 acquisitions was based on estimates of the fair value of the net assets acquired and is subject to adjustment upon finalization of the valuation of the acquired intangible assets in the second quarter of 2017.
Unaudited Pro Forma Information
Had the 2016 acquisitions of FEI Company and Affymetrix, Inc. been completed as of the beginning of 2015, the company’s pro forma results for 2016 would have been as follows:

(In millions except per share amounts)	Three Months Ended April 2, 2016

Revenues	$4,605.0

Net Income	$376.8

Earnings per Share:
Basic	$0.95
Diluted	$0.95

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

These pro forma results of operations have been prepared for comparative purposes only, and they do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred on the date indicated or that may result in the future.
The company’s results would not have been materially different from its pro forma results had the company’s other 2016 or 2017 acquisitions occurred at the beginning of 2015 or 2016, respectively.
Revenues of the FEI and Affymetrix acquisitions in the first three months of 2017 were $265 million and $78 million, respectively. Operating loss of the FEI acquisition totaled $17 million in the first three months of 2017 primarily due to acquisition-related and restructuring costs related to synergy planning. The Affymetrix acquisition has been integrated with other parts of the Life Sciences Solutions business and it is not practical to determine its separate operating results beginning in 2017.

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
In January 2017, in connection with a change in management responsibility for certain product lines, the company transferred its plastics for cell culture and vaccines/biologics; sample preparation and analysis; and production chemicals product lines to the Life Sciences Solutions segment from the Laboratory Products and Services segment and transferred its biochemical product line from the Life Sciences Solutions segment to the Laboratory Products and Services segment. These moves are consistent with the company’s historical practice of moving a product line between segments when a shift in strategic focus of either the product line or a segment more closely aligns the product line with a segment different than that in which it had previously been reported. Prior period segment information has been reclassified to reflect these transfers.
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Business Segment Information

	Three Months Ended
	April 1,	April 2,
(In millions)	2017	2016

Revenues
Life Sciences Solutions	$1,363.5	$1,217.7
Analytical Instruments	1,052.0	759.3
Specialty Diagnostics	866.4	854.6
Laboratory Products and Services	1,699.0	1,648.8
Eliminations	(215.9)	(185.6)

Consolidated revenues	4,765.0	4,294.8

Segment Income (a)
Life Sciences Solutions	433.9	351.3
Analytical Instruments	191.8	111.7
Specialty Diagnostics	233.9	230.1
Laboratory Products and Services	216.2	236.9

Subtotal reportable segments (a)	1,075.8	930.0

Cost of revenues charges	(30.9)	(10.6)
Selling, general and administrative charges, net	(31.5)	(28.9)
Restructuring and other costs, net	(23.5)	(50.6)
Amortization of acquisition-related intangible assets	(367.5)	(322.0)

Consolidated operating income	622.4	517.9
Other expense, net (b)	(119.5)	(94.9)

Income from continuing operations before income taxes	$502.9	$423.0

Depreciation
Life Sciences Solutions	$32.7	$37.0
Analytical Instruments	16.9	9.6
Specialty Diagnostics	17.2	18.0
Laboratory Products and Services	30.2	29.5

Consolidated depreciation	$97.0	$94.1

(a)
Represents operating income before certain charges to cost of revenues and selling, general and administrative expenses; restructuring and other costs, net; and amortization of acquisition-related intangibles.

(b)	The company does not allocate other expense, net to its segments.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4.	Other Expense, Net
The components of other expense, net, in the accompanying statement of income are as follows:

	Three Months Ended
	April 1,	April 2,
(In millions)	2017	2016

Interest Income	$18.5	$10.8
Interest Expense	(135.4)	(106.2)
Other Items, Net	(2.6)	0.5

Other Expense, Net	$(119.5)	$(94.9)

Note 5.	Stock-based Compensation Expense
The components of stock-based compensation expense are primarily included in selling, general and administrative expenses and are as follows:

	Three Months Ended
	April 1,	April 2,
(In millions)	2017	2016

Stock Option Awards	$10.2	$10.6
Restricted Unit Awards	22.8	22.8

Total Stock-based Compensation Expense	$33.0	$33.4
During the first three months of 2017, the company made equity compensation grants to employees consisting of 0.7 million service- and performance-based restricted stock units and options to purchase 1.8 million shares.
As of April 1, 2017, there was $105 million of total unrecognized compensation cost related to unvested stock options granted. The cost is expected to be recognized through 2021 with a weighted average amortization period of 2.7 years.
As of April 1, 2017, there was $196 million of total unrecognized compensation cost related to unvested restricted stock unit awards. The cost is expected to be recognized through 2020 with a weighted average amortization period of 2.4 years.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 6.	Income Taxes
The provision for income taxes in the accompanying statement of income differs from the provision calculated by applying the statutory federal income tax rate of 35% to income from continuing operations before provision for income taxes due to the following:

	Three Months Ended
	April 1,	April 2,
(In millions)	2017	2016

Provision for Income Taxes at Statutory Rate	$176.0	$148.1

Increases (Decreases) Resulting From:
Foreign rate differential	(84.4)	(47.3)
Income tax credits	(41.4)	(77.8)
Manufacturing deduction	(7.7)	(6.7)
Singapore tax holiday	(4.6)	(3.7)
Impact of change in tax laws and apportionment on deferred taxes	(62.9)	8.9
Nondeductible expenses	2.5	1.7
Excess tax benefits from stock options and restricted stock units	(23.9)	—
Tax return reassessments and settlements	—	(2.0)
State income taxes, net of federal tax	(0.8)	(1.5)
Other, net	(1.3)	1.0

(Benefit from) Provision for income taxes	$(48.5)	$20.7
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
The company receives a tax deduction upon exercise of non-qualified stock options by employees, or the vesting of restricted stock units held by employees, for the difference between the exercise price and the market price of the underlying common stock on the date of exercise. Prior to 2017, the amount of the tax deduction in excess of compensation cost recognized was allocated to capital in excess of par value. Beginning in 2017, these excess tax benefits reduce the tax provision as described in Note 1. In the first three months of 2017, the company's tax provision was reduced by $24 million of such benefits.
The company has significant activities in Singapore and has received considerable tax incentives. The local taxing authority granted the company pioneer company status which provides an incentive encouraging companies to undertake activities that have the effect of promoting economic or technological development in Singapore. This incentive equates to a tax exemption on earnings associated with most of the company’s manufacturing activities in Singapore and continues through December 31, 2026. In 2017 and 2016, the impact of this tax holiday decreased the annual effective tax rates by 0.9% and 0.9%, respectively, and increased diluted earnings per share by approximately $0.01 and $0.01, respectively. In connection with the March 2017 extension of this agreement until 2026, the company recorded a benefit of approximately $65 million ($0.16 per diluted share) for the effect on deferred tax balances of the extended tax holiday.
The company’s unrecognized tax benefits decreased to $789 million at April 1, 2017, from $802 million at December 31, 2016. The decrease of $13 million resulted from an adjustment to a prior year amended tax filing.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 7.	Earnings per Share

	Three Months Ended
	April 1,	April 2,
(In millions except per share amounts)	2017	2016

Income from Continuing Operations	$551.4	$402.3
Loss from Discontinued Operations	—	(0.1)

Net Income	$551.4	$402.2

Basic Weighted Average Shares	391.0	395.8
Plus Effect of:
Stock options and restricted units	3.1	2.9

Diluted Weighted Average Shares	394.1	398.7

Basic Earnings per Share:
Continuing operations	$1.41	$1.02
Discontinued operations	—	—

Basic Earnings per Share	$1.41	$1.02

Diluted Earnings per Share:
Continuing operations	$1.40	$1.01
Discontinued operations	—	—

Diluted Earnings per Share	$1.40	$1.01
Options to purchase 2.6 million and 3.6 million shares of common stock were not included in the computation of diluted earnings per share for the first three months of 2017 and 2016, respectively, because their effect would have been antidilutive.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 8.	Debt and Other Financing Arrangements

	Effective Interest Rate at April 1,	April 1,	December 31,
(Dollars in millions)	2017	2017	2016

Commercial Paper	0.34%	$1,530.2	$953.3
Term Loan	2.20%	625.0	825.0
1.85% 5-Year Senior Notes, Due 1/15/2018		—	500.0
Floating Rate 2-Year Senior Notes, Due 8/9/2018 (euro-denominated)	0.12%	639.1	631.0
2.15% 3-Year Senior Notes, Due 12/14/2018	2.35%	450.0	450.0
2.40% 5-Year Senior Notes, Due 2/1/2019	2.59%	900.0	900.0
6.00% 10-Year Senior Notes, Due 3/1/2020	2.97%	750.0	750.0
4.70% 10-Year Senior Notes, Due 5/1/2020	4.23%	300.0	300.0
1.50% 5-Year Senior Notes, Due 12/1/2020 (euro-denominated)	1.62%	452.7	447.0
5.00% 10-Year Senior Notes, Due 1/15/2021	3.24%	400.0	400.0
4.50% 10-Year Senior Notes, Due 3/1/2021	4.57%	1,000.0	1,000.0
3.60% 10-Year Senior Notes, Due 8/15/2021	4.43%	1,100.0	1,100.0
3.30% 7-Year Senior Notes, Due 2/15/2022	3.43%	800.0	800.0
2.15% 7-Year Senior Notes, Due 7/21/2022 (euro-denominated)	2.27%	532.6	525.9
3.15% 10-Year Senior Notes, Due 1/15/2023	3.30%	800.0	800.0
3.00% 7-Year Senior Notes Due 4/15/2023	4.64%	1,000.0	1,000.0
4.15% 10-Year Senior Notes, Due 2/1/2024	4.16%	1,000.0	1,000.0
0.75% 8-Year Senior Notes, Due 9/12/2024 (euro-denominated)	0.93%	1,065.2	1,051.7
2.00% 10-Year Senior Notes, Due 4/15/2025 (euro-denominated)	2.09%	681.7	673.1
3.65% 10-Year Senior Notes, Due 12/15/2025	3.77%	350.0	350.0
2.95% 10-Year Senior Notes, Due 9/19/2026	3.19%	1,200.0	1,200.0
1.45% 10-Year Senior Notes, Due 3/16/2027 (euro-denominated)	1.64%	532.6	—
1.375% 12-Year Senior Notes, 9/12/2028 (euro-denominated)	1.46%	639.1	631.0
5.30% 30-Year Senior Notes, Due 2/1/2044	5.37%	400.0	400.0
Other		12.5	13.0

Total Borrowings at Par Value		17,160.7	16,701.0
Fair Value Hedge Accounting Adjustments		(55.5)	(49.3)
Unamortized Premium, Net		40.6	52.2
Unamortized Debt Issuance Costs		(75.0)	(76.0)

Total Borrowings at Carrying Value		17,070.8	16,627.9
Less: Short-term Obligations and Current Maturities		1,882.4	1,255.5

Long-term Obligations		$15,188.4	$15,372.4
The effective interest rates for the fixed-rate debt include the stated interest on the notes, the accretion of any discount or amortization of any premium, the amortization of any debt issuance costs and, if applicable, adjustments related to hedging.
See Note 11 for fair value information pertaining to the company’s long-term obligations.
Credit Facilities
The company has a revolving credit facility with a bank group that provides for up to $2.50 billion of unsecured multi-currency revolving credit. The facility expires in July 2021. The agreement calls for interest at either a LIBOR-based rate, a EURIBOR-based rate (for funds drawn in Euro) or a rate based on the prime lending rate of the agent bank, at the company’s option. The agreement contains affirmative, negative and financial covenants, and events of default customary for financings of this type. The financial covenants require the company to maintain a Consolidated Leverage Ratio of debt to EBITDA (as defined in the agreement) below 4.0 to 1.0 for the first two quarters of 2017 and then stepping down to 3.5 to 1.0 each fiscal

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

quarter thereafter. The agreement also requires the company to maintain an Interest Coverage Ratio of EBITDA (as defined in the agreement) to interest expense of 3.0 to 1.0. The credit agreement permits the company to use the facility for working capital; acquisitions; repurchases of common stock, debentures and other securities; the refinancing of debt; and general corporate purposes. The credit agreement allows for the issuance of letters of credit, which reduces the amount available for borrowing. If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of April 1, 2017, no borrowings were outstanding under the facility, although available capacity was reduced by approximately $73 million as a result of outstanding letters of credit.
Commercial Paper Programs
The company has commercial paper programs pursuant to which it may issue and sell unsecured, short-term promissory notes (CP Notes). Under the U.S. program, a) maturities may not exceed 397 days from the date of issue and b) the CP Notes are issued on a private placement basis under customary terms in the commercial paper market and are not redeemable prior to maturity nor subject to voluntary prepayment. Under the euro program, maturities may not exceed 183 days and may be denominated in euro, U.S. dollars, Japanese yen, British pounds sterling, Swiss franc, Canadian dollars or other currencies. Under both programs, the CP Notes are issued at a discount from par (or premium to par, in the case of negative interest rates), or, alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. As of April 1, 2017, outstanding borrowings under these programs were $1.53 billion, with a weighted average remaining period to maturity of 71 days and are classified as short-term obligations in the accompanying balance sheet.
Term Loan
In 2016, in connection with the acquisition of FEI, the company entered into a term loan agreement. The term loan agreement is a 3-year unsecured $2.00 billion term loan facility. The agreement calls for interest at either a LIBOR-based rate, a EURIBOR-based rate (for funds drawn under the term loan in Euro) or a rate based on the prime lending rate of the agent bank, at the company’s option. The agreements contain affirmative, negative and financial covenants, and events of default customary for financings of this type. The financial covenants are consistent with those in the revolving credit facility described above.
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
Interest Rate Swap Arrangements
The company has entered into LIBOR-based interest rate swap arrangements with various banks on several of its outstanding senior notes. The aggregate amounts of the swaps are equal to the principal amounts of the notes and the payment dates of the swaps coincide with the interest payment dates of the notes. The swap contracts provide for the company to pay a variable interest rate and receive a fixed rate. The variable interest rates reset monthly. The swaps have been accounted for as fair value hedges of the notes. See Note 11 for additional information. The following table summarizes the outstanding interest rate swap arrangements on the company's senior notes at April 1, 2017:

	Aggregate Notional Amount		Pay Rate as of
(Dollars in millions)		Pay Rate	April 1, 2017	Receive Rate

4.50% Senior Notes due 2021	1,000.0	1-month LIBOR + 3.4420%	4.2264%	4.50%
3.60% Senior Notes due 2021	1,100.0	1-month LIBOR + 2.5150%	3.4272%	3.60%
3.00% Senior Notes due 2023	1,000.0	1-month LIBOR + 1.7640%	2.6762%	3.00%

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 9.	Commitments and Contingencies
Environmental Matters
The company is currently involved in various stages of investigation and remediation related to environmental matters. The company cannot predict all potential costs related to environmental remediation matters and the possible impact on future operations given the uncertainties regarding the extent of the required cleanup, the complexity and interpretation of applicable laws and regulations, the varying costs of alternative cleanup methods and the extent of the company’s responsibility. Expenses for environmental remediation matters related to the costs of installing, operating and maintaining groundwater-treatment systems and other remedial activities related to historical environmental contamination at the company’s domestic and international facilities were not material in any period presented. The company records accruals for environmental remediation liabilities, based on current interpretations of environmental laws and regulations, when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. The company calculates estimates based upon several factors, including reports prepared by environmental specialists and management’s knowledge of and experience with these environmental matters. The company includes in these estimates potential costs for investigation, remediation and operation and maintenance of cleanup sites. At April 1, 2017, the company’s total environmental liability was approximately $43 million. While management believes the accruals for environmental remediation are adequate based on current estimates of remediation costs, the company may be subject to additional remedial or compliance costs due to future events such as changes in existing laws and regulations, changes in agency direction or enforcement policies, developments in remediation technologies or changes in the conduct of the company’s operations, which could have a material adverse effect on the company’s financial position, results of operations or cash flows.
Litigation and Related Contingencies
There are various lawsuits and claims pending against the company including matters involving product liability, intellectual property, employment and commercial issues. The company determines the probability and range of possible loss based on the current status of each of these matters. A liability is recorded in the financial statements if it is believed to be probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The company establishes a liability that is an estimate of amounts expected to be paid in the future for events that have already occurred. The company accrues the most likely amount or at least the minimum of the range of probable loss when a range of probable loss can be estimated. The accrued liabilities are based on management’s judgment as to the probability of losses for asserted and unasserted claims and, where applicable, actuarially determined estimates. Accrual estimates are adjusted as additional information becomes known or payments are made. The amount of ultimate loss may differ from these estimates. Due to the inherent uncertainties associated with pending litigation or claims, the company cannot predict the outcome, nor, with respect to certain pending litigation or claims where no liability has been accrued, make a meaningful estimate of the reasonably possible loss or range of loss that could result from an unfavorable outcome. The company has no material accruals for pending litigation or claims for which accrual amounts are not disclosed below or in the company's 2016 Annual Report on Form 10-K filed with the SEC, nor are material losses deemed probable for such matters. It is reasonably possible, however, that an unfavorable outcome that exceeds the company’s current accrual estimate, if any, for one or more of the matters described below could have a material adverse effect on the company’s results of operations, financial position and cash flows.
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
Intellectual Property Matters
On July 13 and 15, 2015, 454 Life Sciences (a member of the Roche Group) filed complaints against Ion Torrent Systems, Inc., Life Technologies Corp., and Thermo Fisher Scientific Inc. in the United States District Court for the District of Delaware and in Germany. Plaintiff alleged infringement of patents relating to methods of analyzing nucleic acid sequences using emulsion amplification, which plaintiff alleged are impermissibly used in Ion Torrent sequencing workflows. In March 2017,

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

the parties reached a settlement of this litigation pursuant to which the company licensed the related technology from 454 Life Sciences for $25 million in cash and granted plaintiff's parent a license to certain company technology.
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
On May 26, 2010, Promega Corp. & Max-Planck-Gesellschaft Zur Forderung Der Wissenschaften EV filed a complaint against Life Technologies in the United States District Court for the Western District of Wisconsin. The plaintiffs allege patent infringement by sales and uses of Applied Biosystems’ short tandem repeat DNA identification products outside the scope of a 2006 license agreement. The plaintiff sought damages for alleged willful infringement, attorneys’ fees, costs, prejudgment interest, and injunctive relief. Although a jury initially found willful infringement and assessed damages at $52 million the District Court subsequently overturned the verdict on the grounds that the plaintiff had failed to prove infringement. The District Court entered judgment in favor of Life Technologies; and plaintiffs and Life Technologies filed cross-appeals with the United States Court of Appeals for the Federal Circuit. The $52 million award was accrued by Life Technologies and the liability was assumed by the company as of the date of the acquisition. On December 15, 2014, the Court of Appeals issued a decision invalidating four of the plaintiffs’ patents, but finding infringement by Life Technologies of the remaining fifth patent. The Court of Appeals also ordered a new trial on damages in the District Court. Life Technologies' petition to the U.S. Supreme Court seeking review of the Court of Appeals’ judgment was granted on June 27, 2016, and the case was stayed in the District Court pending the outcome of the Supreme Court’s review. On February 22, 2017, the Supreme Court issued a decision reversing the Court of Appeals’ judgment and remanding the case to the Court of Appeals for further proceedings in view of the Supreme Court’s legal interpretation of the patent law statute in question. The company has maintained the $52 million accrual, pending conclusion of this matter.
On December 27, 2011, Illumina Inc. filed a complaint against Life Technologies in the United States District Court for the Southern District of California alleging infringement of a patent relating to methods for making bead arrays by Ion Torrent’s semiconductor sequencing systems. Plaintiff sought damages for alleged willful infringement, attorneys’ fees, costs, pre- and post-judgment interest, and injunctive relief. In April 2017, the companies executed a settlement agreement resolving this litigation for immaterial financial terms.
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
Changes in each component of accumulated other comprehensive items, net of tax are as follows:

(In millions)	Currency Translation Adjustment	Unrealized Gains on Available-for- Sale Investments	Unrealized Losses on Hedging Instruments	Pension and Other Postretirement Benefit Liability Adjustment	Total

Balance at December 31, 2016	$(2,343.4)	$0.9	$(57.1)	$(236.7)	$(2,636.3)
Other comprehensive income (loss) before reclassifications	160.0	1.1	—	(2.0)	159.1
Amounts reclassified from accumulated other comprehensive items	—	—	1.8	1.9	3.7

Net other comprehensive items	160.0	1.1	1.8	(0.1)	162.8

Balance at April 1, 2017	$(2,183.4)	$2.0	$(55.3)	$(236.8)	$(2,473.5)

Note 11.	Fair Value Measurements and Fair Value of Financial Instruments
Fair Value Measurements
The company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during 2017. The company’s financial assets and liabilities carried at fair value are primarily comprised of insurance contracts, investments in money market funds, derivative contracts, mutual funds holding publicly traded securities and other investments in unit trusts held as assets to satisfy outstanding deferred compensation and retirement liabilities; and acquisition-related contingent consideration.
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present information about the company’s financial assets and liabilities measured at fair value on a recurring basis as of April 1, 2017 and December 31, 2016:

	April 1,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2017	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents	$75.6	$75.6	$—	$—
Bank time deposits	2.0	2.0	—	—
Investments in mutual funds and other similar instruments	16.0	16.0	—	—
Warrants	3.1	—	3.1	—
Insurance contracts	104.4	—	104.4	—
Derivative contracts	11.6	—	11.6	—

Total Assets	$212.7	$93.6	$119.1	$—

Liabilities
Derivative contracts	$133.7	$—	$133.7	$—
Contingent consideration	40.7	—	—	40.7

Total Liabilities	$174.4	$—	$133.7	$40.7

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2016	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents	$64.8	$64.8	$—	$—
Bank time deposits	2.0	2.0	—	—
Investments in mutual funds and other similar instruments	15.5	15.5	—	—
Warrants	2.0	—	2.0	—
Insurance contracts	102.1	—	102.1	—
Derivative contracts	15.8	—	15.8	—

Total Assets	$202.2	$82.3	$119.9	$—

Liabilities
Derivative contracts	$121.9	$—	$121.9	$—
Contingent consideration	3.4	—	—	3.4

Total Liabilities	$125.3	$—	$121.9	$3.4
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
The notional amounts of derivative contracts outstanding, consisting of interest rate swaps and currency exchange contracts, totaled $6.03 billion and $6.70 billion at April 1, 2017 and December 31, 2016, respectively.

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

	Fair Value – Assets		Fair Value – Liabilities
	April 1,	December 31,	April 1,	December 31,
(In millions)	2017	2016	2017	2016

Derivatives Designated as Hedging Instruments
Interest rate swaps (a)	$—	$—	$115.8	$109.5
Derivatives Not Designated as Hedging Instruments
Currency exchange contracts (b)	11.6	15.8	17.9	12.4

(a)	The fair value of the interest rate swaps is included in the consolidated balance sheet under the caption other long-term liabilities.

(b)	The fair value of the currency exchange contracts is included in the consolidated balance sheet under the captions other current assets or other accrued expenses.

	Gain (Loss) Recognized
	Three Months Ended
	April 1,	April 2,
(In millions)	2017	2016

Derivatives Designated as Fair Value Hedges
Interest rate swaps - effective portion	$2.4	$7.5
Interest rate swaps - ineffective portion	3.0	—
Derivatives Not Designated as Hedging Instruments
Currency exchange contracts
Included in cost of revenues	$(1.4)	$(7.5)
Included in other expense, net	19.2	(23.4)
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
The company also uses foreign currency-denominated debt to partially hedge its net investments in foreign operations against adverse movements in exchange rates. The company’s euro-denominated senior notes have been designated as, and are effective as, economic hedges of part of the net investment in a foreign operation. Accordingly, foreign currency transaction gains or losses due to spot rate fluctuations on the euro-denominated debt instruments are included in currency translation adjustment within other comprehensive income and shareholders’ equity. In the first three months of 2017 and 2016, pre-tax net gains/(losses) of $(47) million and $(83) million, respectively, from the euro-denominated notes were included in currency translation adjustment.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Fair Value of Other Financial Instruments
The carrying value and fair value of the company’s notes receivable and debt obligations are as follows:

	April 1, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
(In millions)	Value	Value	Value	Value

Notes Receivable	$29.4	$32.0	$26.2	$28.4

Debt Obligations:
Senior notes	$14,904.5	$15,342.4	$14,838.3	$15,184.4
Term loan	623.6	625.0	823.3	825.0
Commercial paper	1,530.2	1,530.2	953.3	953.3
Other	12.5	12.5	13.0	13.0

	$17,070.8	$17,510.1	$16,627.9	$16,975.7
The fair value of debt obligations was determined based on quoted market prices and on borrowing rates available to the company at the respective period ends which represent level 2 measurements.

Note 12.	Supplemental Cash Flow Information

	Three Months Ended
	April 1,	April 2,
(In millions)	2017	2016

Non-cash Activities
Fair value of assets of acquired businesses	$376.5	$1,669.0
Cash paid for acquired businesses	(311.8)	(1,109.4)

Liabilities assumed of acquired businesses	$64.7	$559.6

Declared but unpaid dividends	$59.9	$60.3

Issuance of stock upon vesting of restricted stock units	$34.3	$44.5
Cash, cash equivalents and restricted cash is included in the consolidated balance sheet as follows:

	April 1,	December 31,
(In millions)	2017	2016

Cash and Cash Equivalents	$713.3	$786.2
Restricted Cash Included in Other Current Assets	20.2	18.0
Restricted Cash Included in Other Assets	3.4	6.6

Cash, Cash Equivalents and Restricted Cash	$736.9	$810.8
Amounts included in restricted cash represent funds held as collateral for bank guarantees and incoming cash in China awaiting government administrative clearance.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 13.	Restructuring and Other Costs, Net
Restructuring and other costs in the first three months of 2017 included continuing charges for headcount reductions and facility consolidations in an effort to streamline operations, including the closure and consolidation of operations within several facilities in the U.S., Europe and Asia; costs to achieve synergies related to acquisitions, including severance and abandoned facility costs; third-party acquisition transaction and integration costs primarily associated with the acquisitions of FEI and Affymetrix; charges for changes in estimates of acquisition contingent consideration; sales of inventories revalued at the date of acquisition; and net charges for litigation matters. In the first three months of 2017, severance actions associated with facility consolidations and cost reduction measures affected less than 1% of the company’s workforce.
As of May 5, 2017, the company has identified restructuring actions that will result in additional charges of approximately $95 million, primarily in 2017 and 2018, which will be recorded when specified criteria are met, such as communication of benefit arrangements and abandonment of leased facilities.
First Three Months of 2017
During the first three months of 2017, the company recorded net restructuring and other costs by segment as follows:

(In millions)	Cost of Revenues	Selling, General and Administrative Expenses	Restructuring and Other Costs, Net	Total

Life Sciences Solutions	$0.3	$27.8	$15.3	$43.4
Analytical Instruments	30.6	3.6	6.4	40.6
Specialty Diagnostics	—	—	1.3	1.3
Laboratory Products and Services	—	0.1	0.5	0.6
Corporate	—	—	—	—

	$30.9	$31.5	$23.5	$85.9
The principal components of net restructuring and other costs by segment are as follows:
Life Sciences Solutions
In the first three months of 2017, the Life Sciences Solutions segment recorded $43 million of net restructuring and other charges. The segment recorded $28 million of charges to selling, general and administrative expenses, principally charges for changes in estimates of acquisition contingent consideration. In addition, the segment recorded $15 million of restructuring and other costs, including $9 million of severance and related costs primarily to achieve acquisition synergies, $3 million of abandoned facilities costs principally for the consolidation of facilities in the U.S, and $3 million of charges for litigation-related matters at acquired businesses.
Analytical Instruments
In the first three months of 2017, the Analytical Instruments segment recorded $41 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $31 million for the sales of inventory revalued at the date of acquisition; $4 million of charges to selling, general, and administrative expense for third-party transaction costs related to recent acquisitions; and $6 million of restructuring and other costs, primarily for severance and other costs to achieve acquisition synergies.

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

(In millions)	Severance	Abandonment of Excess Facilities	Other (a)	Total

Balance at December 31, 2016	$38.2	$31.9	$2.2	$72.3
Costs incurred in 2017 (c)	14.9	4.8	1.6	21.3
Reserves reversed (b)	(3.0)	—	(0.2)	(3.2)
Payments	(21.1)	(10.0)	(1.3)	(32.4)
Currency translation	0.1	—	—	0.1

Balance at April 1, 2017	$29.1	$26.7	$2.3	$58.1

(a)
Other includes relocation and moving expenses associated with facility consolidations, as well as employee retention costs which are accrued ratably over the period through which employees must work to qualify for a payment.

(b)	Represents reductions in cost of plans.

(c)	Excludes $5 million of charges, net, primarily associated with litigation-related matters.
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
In January 2017, in connection with a change in management responsibility for certain product lines, the company transferred its plastics for cell culture and vaccines/biologics; sample preparation and analysis; and production chemicals product lines to the Life Sciences Solutions segment from the Laboratory Products and Services segment and transferred its biochemical product line from the Life Sciences Solutions segment to the Laboratory Products and Services segment. These moves are consistent with the company’s historical practice of moving a product line between segments when a shift in strategic focus of either the product line or a segment more closely aligns the product line with a segment different than that in which it had previously been reported. Prior period segment information has been reclassified to reflect these transfers.
Recent Acquisitions
The company’s strategy is to augment internal growth at existing businesses with complementary acquisitions. The company’s principal recent acquisitions and divestitures are described below.
On March 31, 2016, the company acquired, primarily within the Life Sciences Solutions segment, Affymetrix, Inc., a North America-based provider of cellular and genetic analysis products, for a total purchase price of $1.34 billion, net of cash acquired, including the assumption of $254 million of debt. The acquisition expanded the company's existing portfolio of antibodies and assays for flow cytometry and single-cell biology applications. Additionally, the acquisition expanded the company's genetic analysis portfolio through the addition of microarrays. Revenues of Affymetrix were $360 million in 2015.
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
On February 14, 2017, the company acquired, within the Life Sciences Solutions segment, Finesse Solutions, Inc., a North America-based developer of scalable control automation systems and software for bioproduction, for a total purchase price of $220 million, net of cash acquired. The acquisition expanded the company's bioproduction offerings. Revenues of Finesse Solutions were approximately $50 million in 2016.
On March 2, 2017, the company acquired, within the Analytical Instruments segment, Core Informatics, a North America-based provider of cloud-based platforms supporting scientific data management, for a total purchase price of $94 million, net of

THERMO FISHER SCIENTIFIC INC.

cash acquired. The acquisition enhanced the company's existing informatics solutions. Revenues of Core Informatics were approximately $10 million in 2016.
Overview of Results of Operations and Liquidity

	Three Months Ended
	April 1,		April 2,
(Dollars in millions)	2017		2016

Revenues
Life Sciences Solutions	$1,363.5	28.6%	$1,217.7	28.4%
Analytical Instruments	1,052.0	22.1%	759.3	17.7%
Specialty Diagnostics	866.4	18.2%	854.6	19.9%
Laboratory Products and Services	1,699.0	35.7%	1,648.8	38.4%
Eliminations	(215.9)	(4.6)%	(185.6)	(4.4)%

	$4,765.0	100%	$4,294.8	100%
Sales in the first quarter of 2017 were $4.77 billion, an increase of $470 million from 2016. Sales increased $346 million due to acquisitions. The unfavorable effects of currency translation resulted in a decrease in revenues of $56 million in the first quarter of 2017. Aside from the effects of acquisitions and currency translation, revenues increased $181 million (4%) primarily due to increased demand in the fiscal quarter compared to the 2016 quarter. Sales to customers in the company's primary end markets grew. Demand from customers in pharmaceutical and biotech industries was particularly strong. Sales growth was modest in North America, moderate in Europe and strong in Asia. Based on the weakening of the currency exchange rates against the U.S. dollar that occurred in 2016 and the first three months of 2017, the company currently expects that there will be a continued adverse effect on reported amounts of revenue and operating income in 2017 as a result of the stronger U.S. dollar.
In the first quarter of 2017, total company operating income and operating income margin were $622 million and 13.1%, respectively, compared with $518 million and 12.1%, respectively, in 2016. The increase in operating income was primarily due to profit on higher sales in local currencies, productivity improvements, net of inflationary cost increases, and acquisitions offset in part by an increase in amortization of acquisition-related intangible assets, due to recent acquisitions, and strategic growth investments. The company’s references to strategic growth investments generally refer to targeted spending for enhancing commercial capabilities, including expansion of geographic sales reach and e-commerce platforms, marketing initiatives, focused research projects and other expenditures to enhance the customer experience. The company’s references throughout this discussion to productivity improvements generally refer to improved cost efficiencies from its Practical Process Improvement (PPI) business system, reduced costs resulting from global sourcing initiatives, a lower cost structure following restructuring actions, including headcount reductions and consolidation of facilities, and low cost region manufacturing.
The company recorded a benefit from income taxes in the first quarter of 2017 as a result of a $65 million favorable adjustment to deferred tax balances due to extension of a tax holiday agreement in Singapore and $24 million of benefit associated with new required accounting for tax benefits from equity awards, as discussed in Note 1. The company expects its effective tax rate for all of 2017 will be less than 3% based on currently forecasted rates of profitability in the countries in which the company conducts business and expected generation of foreign tax credits. Due primarily to the non-deductibility of intangible asset amortization for tax purposes, the company’s cash payments for income taxes are higher than its income tax expense for financial reporting purposes and are expected to total $600 to $625 million in 2017.
The company's effective tax rate was 4.9% in the first quarter of 2016. In 2016, the company implemented tax planning initiatives related to non-U.S. subsidiaries. These non-U.S. subsidiaries incurred foreign tax obligations, and made cash and deemed distributions to the company’s U.S. operations which resulted in no net tax cost. As a result of these distributions, the company benefitted from U.S. foreign tax credits of $46 million, offset in part by additional U.S. taxes of $16 million on the related foreign income (which reduced the benefit from the foreign rate differential in 2016) for a net benefit of $30 million. The foreign tax credits are the result of foreign earnings remitted or deemed remitted to the U.S. during the reporting year and the U.S. treatment of taxes paid in the foreign jurisdictions in the years those profits were originally earned.  The effective rate in both periods was also affected by relatively significant earnings in lower tax jurisdictions.
Income from continuing operations increased to $551 million in the first quarter of 2017, from $402 million in the first quarter of 2016 due to the increase in operating income in the 2017 period (discussed above) and an increase in the income tax benefit in the 2017 period (discussed above). These increases were offset in part by an increase in interest expense due to increases in outstanding debt.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Overview of Results of Operations and Liquidity (continued)

During the first three months of 2017, the company’s cash flow from operations totaled $362 million compared with $335 million for 2016. The increase primarily resulted from higher earnings before amortization and depreciation in 2017.
As of April 1, 2017, the company’s short-term debt totaled $1.88 billion, including $350 million due within the next twelve months under a 3-year term loan agreement and $1.53 billion of commercial paper obligations. The company has a revolving credit facility with a bank group that provides up to $2.50 billion of unsecured multi-currency revolving credit. If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of April 1, 2017, no borrowings were outstanding under the company’s revolving credit facility, although available capacity was reduced by approximately $73 million as a result of outstanding letters of credit.
The company believes that its existing cash and cash equivalents of $713 million as of April 1, 2017 and its future cash flow from operations together with available borrowing capacity under its revolving credit agreement will be sufficient to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months.
Critical Accounting Policies and Estimates
The company’s discussion and analysis of its financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent liabilities. On an on-going basis, management evaluates its estimates, including those related to bad debts, inventories, business combinations, intangible assets and goodwill, sales returns, income taxes, contingencies and litigation, and pension costs. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management bases its estimates on historical experience, current market and economic conditions and other assumptions that management believes are reasonable. The results of these estimates form the basis for judgments about the carrying value of assets and liabilities where the values are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements of the company’s Form 10-K for 2016, describe the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no significant changes in the company's critical accounting policies during the first three months of 2017.
Results of Operations
First Quarter 2017 Compared With First Quarter 2016

	Three Months Ended
(In millions)	April 1, 2017	April 2, 2016	Total Change	Currency Translation	Acquisitions/ Divestitures	Operations

Revenues
Life Sciences Solutions	$1,363.5	$1,217.7	$145.8	$(17.1)	$78.9	$84.0
Analytical Instruments	1,052.0	759.3	292.7	(12.8)	266.1	39.4
Specialty Diagnostics	866.4	854.6	11.8	(9.7)	0.8	20.7
Laboratory Products and Services	1,699.0	1,648.8	50.2	(21.8)	3.2	68.8
Eliminations	(215.9)	(185.6)	(30.3)	5.1	(3.5)	(31.9)

Consolidated Revenues	$4,765.0	$4,294.8	$470.2	$(56.3)	$345.5	$181.0
Sales in the first quarter of 2017 were $4.77 billion, an increase of $470 million from the first quarter of 2016. Sales increased $346 million due to acquisitions. The unfavorable effects of currency translation resulted in a decrease in revenues of $56 million in 2017. Aside from the effects of acquisitions/divestitures and currency translation, revenues increased $181 million (4%) primarily due to increased demand in the fiscal quarter compared to the 2016 quarter. Sales to customers in the company's primary end markets grew. Demand from customers in pharmaceutical and biotech industries was particularly strong. Sales growth was modest in North America, moderate in Europe and strong in Asia.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

In the first quarter of 2017, total company operating income and operating income margin were $622 million and 13.1%, respectively, compared with $518 million and 12.1%, respectively, in 2016. The increase in operating income was primarily due to profit on higher sales in local currencies, productivity improvements, net of inflationary cost increases, and acquisitions offset in part by an increase in amortization of acquisition-related intangible assets, due to recent acquisitions, and strategic growth investments.
In the first quarter of 2017, the company recorded restructuring and other costs, net, of $86 million, including $31 million of charges to cost of revenues primarily for the sale of inventories revalued at the date of acquisition and $32 million of charges to selling, general and administrative expenses, primarily for changes in estimates of acquisition contingent consideration. In addition, the company recorded $18 million of cash restructuring costs, primarily to achieve acquisition synergies, including severance and abandoned facilities costs associated with the closure and consolidation of facilities in the U.S. The company’s other businesses incurred costs for continued headcount reductions and facility consolidations in an effort to streamline operations including severance at several businesses and abandoned facility expenses at businesses that have been or are being consolidated in the U.S., Europe and Asia. The company also recorded $5 million of other costs, net, principally litigation charges (see Note 13).
In the first quarter of 2016, the company recorded restructuring and other costs, net, of $90 million, including $11 million of charges to cost of revenues for the sale of inventories revalued at the date of acquisition and to conform the accounting policies of Affymetrix with the company's accounting policies; and $29 million of charges to selling, general and administrative expenses primarily for third-party transaction costs related to the acquisition of Affymetrix. In addition, the company recorded $67 million of cash restructuring costs, primarily to achieve acquisition synergies, including severance and abandoned facilities costs associated with the closure and consolidation of facilities in the U.S. The company’s other businesses incurred costs for continued headcount reductions and facility consolidations in an effort to streamline operations including severance at several businesses and abandoned facility expenses at businesses that have been or are being consolidated in the U.S., Europe and Asia. These costs were partially offset by gains on the settlement of litigation and sale of real estate.
As of May 5, 2017, the company has identified restructuring actions that will result in additional charges of approximately $95 million in 2017 and 2018, and expects to identify additional actions during 2017 which will be recorded when specified criteria are met, such as communication of benefit arrangements and abandonment of leased facilities.
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

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

	Three Months Ended
	April 1,	April 2,
(Dollars in millions)	2017	2016	Change

Revenues
Life Sciences Solutions	$1,363.5	$1,217.7	12%
Analytical Instruments	1,052.0	759.3	39%
Specialty Diagnostics	866.4	854.6	1%
Laboratory Products and Services	1,699.0	1,648.8	3%
Eliminations	(215.9)	(185.6)	16%

Consolidated Revenues	$4,765.0	$4,294.8	11%

Segment Income
Life Sciences Solutions	$433.9	$351.3	24%
Analytical Instruments	191.8	111.7	72%
Specialty Diagnostics	233.9	230.1	2%
Laboratory Products and Services	216.2	236.9	(9)%

Subtotal Reportable Segments	1,075.8	930.0	16%

Cost of Revenues Charges	(30.9)	(10.6)
Selling, General and Administrative Charges, Net	(31.5)	(28.9)
Restructuring and Other Costs, Net	(23.5)	(50.6)
Amortization of Acquisition-related Intangible Assets	(367.5)	(322.0)

Consolidated Operating Income	$622.4	$517.9	20%

Reportable Segments Operating Income Margin	22.6%	21.7%

Consolidated Operating Income Margin	13.1%	12.1%
Income from the company’s reportable segments increased 16% to $1.08 billion in the first quarter of 2017 due primarily to profit on higher sales in local currencies, productivity improvements, net of inflationary cost increases, and acquisitions offset in part by strategic growth investments.
Life Sciences Solutions

	Three Months Ended
	April 1,	April 2,
(Dollars in millions)	2017	2016	Change

Revenues	$1,363.5	$1,217.7	12%

Operating Income Margin	31.8%	28.9%	2.9 pt
Sales in the Life Sciences Solutions segment increased $146 million to $1.36 billion in the first quarter of 2017. Sales increased $84 million (7%) due to higher revenues at existing businesses and $79 million due to an acquisition, offset in part by a decrease of $17 million due to the unfavorable effects of currency translation. The increase in revenue at existing businesses was primarily due to increased demand for bioprocess production products as well as biosciences products and, to a lesser extent, genetic sciences products.
Operating income margin was 31.8% in the first quarter of 2017 compared to 28.9% in the first quarter of 2016. The increase resulted primarily from productivity improvements, net of inflationary cost increases, profit on higher sales in local currencies and, to a lesser extent, price increases. These increases were offset in part by acquisition dilution and, to a lesser extent, strategic growth investments.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

Analytical Instruments

	Three Months Ended
	April 1,	April 2,
(Dollars in millions)	2017	2016	Change

Revenues	$1,052.0	$759.3	39%

Operating Income Margin	18.2%	14.7%	3.5 pt
Sales in the Analytical Instruments segment increased $293 million to $1.05 billion in the first quarter of 2017. Sales increased $266 million due to acquisitions and $39 million (5%) due to higher revenues at existing businesses. The increase in revenue at existing businesses was primarily due to increased demand for products sold by the segment's chromatography and mass spectrometry business.
Operating income margin was 18.2% in the first quarter of 2017 compared to 14.7% in the first quarter of 2016. The increase resulted primarily from profit on higher sales in local currencies, productivity improvements, net of inflationary cost increases, and the effect of acquisitions, offset in part by strategic growth investments.
Specialty Diagnostics

	Three Months Ended
	April 1,	April 2,
(Dollars in millions)	2017	2016	Change

Revenues	$866.4	$854.6	1%

Operating Income Margin	27.0%	26.9%	0.1 pt
Sales in the Specialty Diagnostics segment increased $12 million to $866 million in the first quarter of 2017. Sales increased $21 million (2%) due to higher revenues at existing businesses, offset in part by a decrease of $10 million due to the unfavorable effects of currency translation. The increase in revenue at existing businesses was due to increased broad based higher demand with particular strength in sales of clinical diagnostics products and products sold through the segment’s healthcare market channel.
Operating income margin was 27.0% in the first quarter of 2017 and 26.9% in the first quarter of 2016. The increase resulted primarily from productivity improvements, net of inflationary cost increases and, to a lesser extent, profit on higher sales in local currencies and favorable foreign currency exchange, offset in part by strategic growth investments.
Laboratory Products and Services

	Three Months Ended
	April 1,	April 2,
(Dollars in millions)	2017	2016	Change

Revenues	$1,699.0	$1,648.8	3%

Operating Income Margin	12.7%	14.4%	-1.7 pt
Sales in the Laboratory Products and Services segment increased $50 million to $1.70 billion in the first quarter of 2017. Sales increased $69 million (4%) due to higher revenues at existing businesses and $3 million due to an acquisition. These increases were offset in part by $22 million due to the unfavorable effects of currency translation. The increase in revenue at existing businesses was primarily due to increased demand for products sold through the segment's channel business as well as laboratory equipment and consumables.
Operating income margin was 12.7% in the first quarter of 2017 and 14.4% in the first quarter of 2016. The decrease was primarily due to unfavorable sales mix and strategic growth investments, offset in part by profit on higher sales in local currencies and productivity improvements, net of inflationary cost increases.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

Other Expense, Net
The company reported other expense, net, of $120 million and $95 million in the first quarter of 2017 and 2016, respectively (Note 4). Interest expense increased $29 million primarily due to increases in outstanding debt to fund acquisitions. In 2017, other items, net includes net gains on investments of $6 million, offset in part by a $3 million loss on the early extinguishment of debt.
Provision for Income Taxes
The company recorded a benefit from income taxes in the first quarter of 2017 as a result of a $65 million favorable adjustment to deferred tax balances due to extension of a tax holiday agreement in Singapore and $24 million of benefit associated with new required accounting for tax benefits from equity awards, as discussed in Note 1. The company expects its effective tax rate for all of 2017 will be less than 3% based on currently forecasted rates of profitability in the countries in which the company conducts business and expected generation of foreign tax credits. Due primarily to the non-deductibility of intangible asset amortization for tax purposes, the company’s cash payments for income taxes are higher than its income tax expense for financial reporting purposes and are expected to total $600 to $625 million in 2017.
The company's effective tax rate was 4.9% in the first quarter of 2016. In 2016, the company implemented tax planning initiatives related to non-U.S. subsidiaries. These non-U.S. subsidiaries incurred foreign tax obligations, and made cash and deemed distributions to the company’s U.S. operations which resulted in no net tax cost. As a result of these distributions, the company benefitted from U.S. foreign tax credits of $46 million, offset in part by additional U.S. taxes of $16 million on the related foreign income (which reduced the benefit from the foreign rate differential in 2016) for a net benefit of $30 million. The foreign tax credits are the result of foreign earnings remitted or deemed remitted to the U.S. during the reporting year and the U.S. treatment of taxes paid in the foreign jurisdictions in the years those profits were originally earned.  The effective rate in both periods was also affected by relatively significant earnings in lower tax jurisdictions.
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
Contingent Liabilities
The company is contingently liable with respect to certain legal proceedings and related matters. An unfavorable outcome that differs materially from current accrual estimates, if any, for one or more of the matters described under the headings “Product Liability, Workers Compensation and Other Personal Injury Matters," "Intellectual Property Matters" and "Commercial Matters" in Note 9 could have a material adverse effect on the company’s financial position as well as its results of operations and cash flows.
Liquidity and Capital Resources
Consolidated working capital was $1.95 billion at April 1, 2017, compared with $2.16 billion at December 31, 2016. Included in working capital were cash and cash equivalents of $713 million at April 1, 2017 and $786 million at December 31, 2016. The decrease in working capital is primarily due to an increase in commercial paper obligations.
First Three Months of 2017
Cash provided by operating activities was $362 million during the first three months of 2017. An increase in inventories used cash of $105 million primarily to support growth in sales in local currencies. An increase in other assets used cash of $134 million primarily due to the timing of payments. A decrease in other liabilities used cash of $303 million primarily due to the timing of payments for incentive compensation and income taxes. Cash payments for income taxes decreased to $215 million during the first three months of 2017, compared with $223 million in the first three months of 2016. The company made cash

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Liquidity and Capital Resources (continued)

contributions to its pension and postretirement benefit plans totaling $173 million during the first three months of 2017. Payments for restructuring actions, principally severance costs and lease and other expenses of real estate consolidation, used cash of $32 million during the first three months of 2017.
During the first three months of 2017, the company’s investing activities used $382 million of cash. Acquisitions used cash of $301 million. The company’s investing activities also included the purchase of $93 million of property, plant and equipment.
The company’s financing activities used $119 million of cash during the first three months of 2017. Issuance of senior notes provided cash of $519 million and an increase in commercial paper obligations provided cash of $566 million. Repayment of senior notes and the term loan used cash of $703 million. The company’s financing activities also included the repurchase of $500 million of the company’s common stock and the payment of $59 million in cash dividends, offset in part by $58 million of net proceeds from employee stock option exercises. On July 7, 2016, the Board of Directors authorized the repurchase of up to $1.50 billion of the company’s common stock. At May 5, 2017, $500 million was available for future repurchases of the company’s common stock under this authorization.
The company's commitments for purchases of property, plant and equipment, contractual obligations and other commercial commitments did not change materially between December 31, 2016 and April 1, 2017. The company expects that for all of 2017, expenditures for property, plant and equipment, net of disposals, will approximate $500 million.
As of April 1, 2017, the company’s short-term debt totaled $1.88 billion, including $350 million due within the next twelve months under a 3-year term loan agreement and $1.53 billion of commercial paper obligations. The company has a revolving credit facility with a bank group that provides up to $2.50 billion of unsecured multi-currency revolving credit. If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of April 1, 2017, no borrowings were outstanding under the company’s revolving credit facility, although available capacity was reduced by approximately $73 million as a result of outstanding letters of credit.
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
The company believes that its existing cash and cash equivalents of $713 million as of April 1, 2017 and its future cash flow from operations together with available borrowing capacity under its revolving credit agreement will be sufficient to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months.
First Three Months of 2016
Cash provided by operating activities was $335 million during the first three months of 2016. Increases in accounts receivable and inventories used cash of $30 million and $56 million, respectively, primarily to support growth in sales in local currencies. An increase in other assets used cash of $39 million primarily due to the timing of tax payments. Other liabilities decreased by $335 million primarily due to the timing of payments for incentive compensation, income taxes and interest. Cash payments for income taxes totaled $223 million. The company made cash contributions to its pension and postretirement benefit plans totaling $22 million during the first three months of 2016. Payments for restructuring actions, principally severance costs and lease and other expenses of real estate consolidation, used cash of $22 million during the first three months of 2016.
During the first three months of 2016, the company’s investing activities used $1.14 billion of cash. Acquisitions used cash of $1.03 billion. The company’s investing activities also included the purchase of $115 million of property, plant and equipment.
The company’s financing activities provided $1.14 billion of cash during the first three months of 2016. Issuance of debt provided cash of $1.00 billion and an increase in commercial paper obligations provided cash of $1.17 billion. The company’s financing activities also included the repurchase of $1.00 billion of the company's common stock and the payment of $60 million in cash dividends, offset in part by $32 million of net proceeds from employee stock option exercises.

THERMO FISHER SCIENTIFIC INC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The company's exposure to market risk from changes in interest rates and currency exchange rates has not changed materially from its exposure at year-end 2016.

Item 4.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
The company’s management, with the participation of the company’s chief executive officer and chief financial officer, evaluated the effectiveness of the company’s disclosure controls and procedures as of April 1, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the company’s disclosure controls and procedures as of April 1, 2017, the company’s chief executive officer and chief financial officer concluded that, as of such date, the company’s disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended April 1, 2017, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings
There are various lawsuits and claims against the company involving product liability, intellectual property, employment and commercial issues. See “Note 9 to our Consolidated Financial Statements – Commitments and Contingencies.”

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

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

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
As a multinational corporation, we are exposed to fluctuations in currency exchange rates, which could adversely affect our cash flows and results of operations. International markets contribute a substantial portion of our revenues, and we intend to continue expanding our presence in these regions. The exposure to fluctuations in currency exchange rates takes on different forms. International revenues and costs are subject to the risk that fluctuations in exchange rates could adversely affect our reported revenues and profitability when translated into U.S. dollars for financial reporting purposes. These fluctuations could also adversely affect the demand for products and services provided by us. As a multinational corporation, our businesses occasionally invoice third-party customers in currencies other than the one in which they primarily do business (the “functional currency”). Movements in the invoiced currency relative to the functional currency could adversely impact our cash flows and our results of operations. Should our international sales grow, exposure to fluctuations in currency exchange rates could have a larger effect on our financial results. In the first three months of 2017, currency translation had an unfavorable effect of $56 million on revenues due to the strengthening of the U.S. dollar relative to other currencies in which the company sells products and services.
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

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

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
Third parties may assert claims against us to the effect that we are infringing on their intellectual property rights. Our Life Technologies subsidiary is party to several lawsuits in which plaintiffs claim we infringe their intellectual property (Note 9). We could incur substantial costs and diversion of management resources in defending these claims, which could have a material adverse effect on our business, financial condition and results of operations. In addition, parties making these claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief, which could effectively block our ability to make, use, sell, distribute, or market our products and services in the United States or abroad. In the event that a claim relating to intellectual property is asserted against us, or third parties not affiliated with us hold pending or issued patents that relate to our products or technology, we may seek licenses to such intellectual property or challenge those patents. However, we may be unable to obtain these licenses on commercially reasonable terms, if at all, and our challenge of the patents may be unsuccessful. Our failure to obtain the necessary licenses or other rights could prevent the sale, manufacture, or distribution of our products and, therefore, could have a material adverse effect on our business, financial condition and results of operations.
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

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

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
Moreover, we have acquired many companies and businesses. As a result of these acquisitions, we recorded significant goodwill and indefinite-lived intangible assets (primarily tradenames) on our balance sheet, which amount to approximately $21.56 billion and $1.29 billion, respectively, as of April 1, 2017. In addition, we have definite-lived intangible assets totaling $12.53 billion as of April 1, 2017. We assess the realizability of goodwill and indefinite-lived intangible assets annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. We assess the realizability of definite-lived intangible assets whenever events or changes in circumstances indicate that these assets may be impaired. These events or circumstances would generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and intangible assets will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill and intangible assets, we may be required to incur material charges relating to the impairment of those assets.
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

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

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
Our debt may restrict our investment opportunities or limit our activities. As of April 1, 2017, we had approximately $17.07 billion in outstanding indebtedness. In addition, we have availability to borrow under a revolving credit facility that provides for up to $2.50 billion of unsecured multi-currency revolving credit. We may also obtain additional long-term debt and lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.

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
Additionally, the agreements governing our debt require that we maintain certain financial ratios, and contain affirmative and negative covenants that restrict our activities by, among other limitations, limiting our ability to incur additional indebtedness, merge or consolidate with other entities, make investments, create liens, sell assets and enter into transactions with affiliates. The covenants in our revolving credit facility and our term facility (each, a “Facility” and together, the “Facilities”) include a total debt-to-Consolidated EBITDA ratio and an interest coverage ratio. Specifically, the company has agreed that, so long as any lender has any commitment under the revolving credit facility, any letter of credit is outstanding under the revolving credit facility, or any loan or other obligation is outstanding under the revolving credit facility, it will not permit (as the following terms are defined in the credit agreement governing the revolving credit facility) the Consolidated Leverage Ratio (the ratio of consolidated Indebtedness to Consolidated EBITDA) to be greater than 4.0 to 1.0 as of the last day of any fiscal quarter for the first two quarters of 2017 with such ratio stepping down to 3.5 to 1.0 for each fiscal quarter thereafter. The company’s term facility includes Consolidated Leverage Ratio covenants substantively the same as the covenant included in the revolving credit facility.
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

THERMO FISHER SCIENTIFIC INC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
A summary of the share repurchase activity for the company's first quarter of 2017 follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plans or Programs(1) (in millions)

Fiscal January (Jan. 1 - Feb. 4)	3,420,712	$146.17	3,420,712	$750.0
Fiscal February (Feb. 5 - Mar. 4)	—		—	750.0
Fiscal March (Mar. 5 - Apr. 1)	—		—	750.0

Total First Quarter	3,420,712	$146.17	3,420,712	$750.0

(1)
On July 7, 2016, the Board of Directors authorized the repurchase of up to $1.50 billion of the company’s common stock. All of the shares of common stock repurchased by the company during the first quarter of 2017 were purchased under this program. In April 2017, the company purchased an additional $250 million of the company's common stock under this authorization.

Item 6.	Exhibits

See Exhibit Index on page 45.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 5, 2017	THERMO FISHER SCIENTIFIC INC.

/s/ Stephen Williamson
Stephen Williamson
Senior Vice President and Chief Financial Officer

/s/ Peter E. Hornstra
Peter E. Hornstra
Vice President and Chief Accounting Officer

THERMO FISHER SCIENTIFIC INC.
EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1
Bylaws of the Registrant, as amended and effective as of March 1, 2017 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed March 2, 2017 [File No. 1-8002] and incorporated in this document by reference).

4.1
Fifteenth Supplemental Indenture, dated as of March 16, 2017, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed March 16, 2017 [File No. 1-8002] and incorporated in this document by reference).

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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet at April 1, 2017 and December 31, 2016, (ii) Consolidated Statement of Income for the three months ended April 1, 2017 and April 2, 2016, (iii) Consolidated Statement of Comprehensive Income for the three months ended April 1, 2017 and April 2, 2016, (iv) Consolidated Statement of Cash Flows for the three months ended April 1, 2017 and April 2, 2016, (v) Consolidated Statement of Shareholders’ Equity for the three months ended April 1, 2017 and April 2, 2016 and (vi) Notes to Consolidated Financial Statements.