Form 10-Q
period 2017-07-01
THERMO FISHER SCIENTIFIC INC.
filed 2017-08-04
CIK 97745

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended
July 1, 2017
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at July 1, 2017
Common Stock, $1.00 par value	390,119,503

THERMO FISHER SCIENTIFIC INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JULY 1, 2017

THERMO FISHER SCIENTIFIC INC.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements
CONSOLIDATED BALANCE SHEET
(Unaudited)

	July 1,	December 31,
(In millions except share and per share amounts)	2017	2016

Assets
Current Assets:
Cash and cash equivalents	$611.0	$786.2
Accounts receivable, less allowances of $87.6 and $77.3	3,258.3	3,048.5
Inventories	2,422.2	2,213.3
Refundable income taxes	414.9	378.3
Other current assets	746.1	594.7

Total current assets	7,452.5	7,021.0

Property, Plant and Equipment, Net	2,599.7	2,577.8
Acquisition-related Intangible Assets, Net	13,575.6	13,969.0
Other Assets	1,040.4	1,011.9
Goodwill	21,845.5	21,327.8

Total Assets	$46,513.7	$45,907.5

Liabilities and Shareholders' Equity
Current Liabilities:
Short-term obligations and current maturities of long-term obligations	$1,540.4	$1,255.5
Accounts payable	982.2	926.2
Accrued payroll and employee benefits	612.6	708.7
Accrued income taxes	89.9	165.4
Deferred revenue	542.1	485.9
Other accrued expenses	1,308.6	1,324.1

Total current liabilities	5,075.8	4,865.8

Deferred Income Taxes	2,320.4	2,557.4
Other Long-term Liabilities	1,470.2	1,572.6
Long-term Obligations	15,255.7	15,372.4

Shareholders' Equity:
Preferred stock, $100 par value, 50,000 shares authorized; none issued
Common stock, $1 par value, 1,200,000,000 shares authorized; 416,944,144 and 415,138,564 shares issued	416.9	415.1
Capital in excess of par value	12,328.2	12,139.6
Retained earnings	14,972.3	13,926.9
Treasury stock at cost, 26,824,641 and 21,690,679 shares	(3,069.7)	(2,306.0)
Accumulated other comprehensive items	(2,256.1)	(2,636.3)

Total shareholders' equity	22,391.6	21,539.3

Total Liabilities and Shareholders' Equity	$46,513.7	$45,907.5

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
(In millions except per share amounts)	2017	2016	2017	2016

Revenues
Product revenues	$4,298.1	$3,896.1	$8,400.2	$7,586.5
Service revenues	691.9	639.1	1,354.8	1,243.5

Total revenues	4,990.0	4,535.2	9,755.0	8,830.0

Costs and Operating Expenses:
Cost of product revenues	2,244.4	2,039.3	4,374.0	3,972.9
Cost of service revenues	462.5	417.4	905.4	820.7
Selling, general and administrative expenses	1,287.5	1,223.1	2,618.7	2,436.0
Research and development expenses	221.6	182.4	437.0	358.9
Restructuring and other costs, net	22.5	35.4	46.0	86.0

Total costs and operating expenses	4,238.5	3,897.6	8,381.1	7,674.5

Operating Income	751.5	637.6	1,373.9	1,155.5
Other Expense, Net	(125.9)	(116.5)	(245.4)	(211.4)

Income from Continuing Operations Before Income Taxes	625.6	521.1	1,128.5	944.1
(Provision for) Benefit from Income Taxes	(13.4)	(4.3)	35.1	(25.0)

Income from Continuing Operations	612.2	516.8	1,163.6	919.1
Loss from Discontinued Operations (net of income tax benefit of $0.3, $0.1, $0.3 and $0.2)	(0.6)	(0.2)	(0.6)	(0.3)

Net Income	$611.6	$516.6	$1,163.0	$918.8

Earnings per Share from Continuing Operations
Basic	$1.57	$1.31	$2.98	$2.33
Diluted	$1.56	$1.30	$2.96	$2.31

Earnings per Share
Basic	$1.57	$1.31	$2.98	$2.33
Diluted	$1.56	$1.30	$2.95	$2.31

Weighted Average Shares
Basic	390.0	393.9	390.5	394.9
Diluted	393.3	396.7	393.7	397.7

Cash Dividends Declared per Common Share	$0.15	$0.15	$0.30	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
(In millions)	2017	2016	2017	2016

Comprehensive Income
Net Income	$611.6	$516.6	$1,163.0	$918.8

Other Comprehensive Items:
Currency translation adjustment	219.5	(220.7)	379.5	(50.8)
Unrealized gains and losses on available-for-sale investments:
Unrealized holding gains (losses) arising during the period (net of tax provision (benefit) of $0.1, $0.1, $0.4 and ($0.3))	0.8	—	1.9	(1.5)
Reclassification adjustment for (gains) losses included in net income (net of tax (provision) benefit of ($0.6), $0.0, ($0.6) and $0.0)	(1.0)	—	(1.0)	—
Unrealized gains and losses on hedging instruments:
Unrealized losses on hedging instruments (net of tax benefit of $22.4)	—	—	—	(36.6)
Reclassification adjustment for losses included in net income (net of tax benefit of $1.2, $0.9, $2.3 and $1.4)	1.9	1.7	3.7	2.5
Pension and other postretirement benefit liability adjustments:
Pension and other postretirement benefit liability adjustments arising during the period (net of tax benefit (provision) of $2.9, ($1.0), $3.6 and $0.1)	(7.1)	2.3	(9.1)	(1.1)
Amortization of net loss and prior service benefit included in net periodic pension cost (net of tax benefit of $1.4, $0.6, $2.1 and $0.9)	3.3	1.3	5.2	2.7

Total other comprehensive items	217.4	(215.4)	380.2	(84.8)

Comprehensive Income	$829.0	$301.2	$1,543.2	$834.0

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
	July 1,	July 2,
(In millions)	2017	2016

Operating Activities
Net income	$1,163.0	$918.8
Loss from discontinued operations	0.6	0.3

Income from continuing operations	1,163.6	919.1

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	942.7	851.2
Change in deferred income taxes	(298.8)	(304.5)
Non-cash stock-based compensation	71.2	67.1
Non-cash charges for sale of inventories revalued at the date of acquisition	31.1	22.4
Other non-cash expenses, net	45.3	31.7
Changes in assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	(126.6)	(95.0)
Inventories	(146.1)	(25.9)
Other assets	(178.4)	(85.4)
Accounts payable	49.0	39.9
Other liabilities	(160.7)	(144.1)
Contributions to retirement plans	(181.3)	(26.3)

Net cash provided by continuing operations	1,211.0	1,250.2
Net cash used in discontinued operations	(1.1)	(1.9)

Net cash provided by operating activities	1,209.9	1,248.3

Investing Activities
Acquisitions, net of cash acquired	(307.0)	(1,033.0)
Purchase of property, plant and equipment	(181.4)	(229.9)
Proceeds from sale of property, plant and equipment	2.3	21.7
Proceeds from sale of investments	16.5	7.9
Other investing activities, net	(7.7)	(2.0)

Net cash used in investing activities	$(477.3)	$(1,235.3)

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(Unaudited)

	Six Months Ended
	July 1,	July 2,
(In millions)	2017	2016

Financing Activities
Net proceeds from issuance of debt	$518.9	$1,985.6
Repayment of debt	(1,328.9)	(1,638.0)
Net proceeds from issuance of commercial paper	4,487.1	3,509.5
Repayments of commercial paper	(3,990.7)	(2,573.4)
Purchases of company common stock	(750.0)	(1,000.0)
Dividends paid	(117.8)	(119.4)
Net proceeds from issuance of company common stock under employee stock plans	99.1	78.4
Other financing activities, net	—	(13.6)

Net cash (used in) provided by financing activities	(1,082.3)	229.1

Exchange Rate Effect on Cash	168.2	(18.6)

(Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(181.5)	223.5
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	810.8	466.3

Cash, Cash Equivalents and Restricted Cash at End of Period	$629.3	$689.8

See Note 12 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Total Shareholders' Equity
(In millions)	Shares	Amount			Shares	Amount

Balance at December 31, 2015	411.9	$411.9	$11,801.2	$12,142.3	12.3	$(1,007.9)	$(1,997.3)	$21,350.2
Issuance of shares under employees' and directors' stock plans	2.1	2.1	104.6	—	0.1	(19.5)	—	87.2
Stock-based compensation	—	—	67.1	—	—	—	—	67.1
Tax benefit related to employees' and directors' stock plans	—	—	44.0	—	—	—	—	44.0
Purchases of company common stock	—	—	—	—	7.3	(1,000.0)	—	(1,000.0)
Dividends declared	—	—	—	(118.6)	—	—	—	(118.6)
Net income	—	—	—	918.8	—	—	—	918.8
Other comprehensive items	—	—	—	—	—	—	(84.8)	(84.8)

Balance at July 2, 2016	414.0	$414.0	$12,016.9	$12,942.5	19.7	$(2,027.4)	$(2,082.1)	$21,263.9

Balance at December 31, 2016	415.1	$415.1	$12,139.6	$13,926.9	21.7	$(2,306.0)	$(2,636.3)	$21,539.3
Issuance of shares under employees' and directors' stock plans	1.8	1.8	120.4	—	0.1	(13.7)	—	108.5
Stock-based compensation	—	—	71.2	—	—	—	—	71.2
Purchases of company common stock	—	—	—	—	5.0	(750.0)	—	(750.0)
Dividends declared	—	—	—	(117.6)	—	—	—	(117.6)
Net income	—	—	—	1,163.0	—	—	—	1,163.0
Other comprehensive items	—	—	—	—	—	—	380.2	380.2
Other	—	—	(3.0)	—	—	—	—	(3.0)

Balance at July 1, 2017	416.9	$416.9	$12,328.2	$14,972.3	26.8	$(3,069.7)	$(2,256.1)	$22,391.6

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
Interim Financial Statements
The interim consolidated financial statements presented herein have been prepared by the company, are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at July 1, 2017, the results of operations for the three- and six-month periods ended July 1, 2017 and July 2, 2016, and the cash flows for the six-month periods ended July 1, 2017 and July 2, 2016. Interim results are not necessarily indicative of results for a full year.
The consolidated balance sheet presented as of December 31, 2016, has been derived from the audited consolidated financial statements as of that date. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain all information that is included in the annual financial statements and notes thereto of the company. The consolidated financial statements and notes included in this report should be read in conjunction with the 2016 financial statements and notes included in the company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (SEC) on May 5, 2017.
Note 1 to the consolidated financial statements for 2016 describes the significant accounting estimates and policies used in preparation of the consolidated financial statements. Except for the accounting for tax benefits from stock-based compensation as noted below under the caption Recent Accounting Pronouncements, there have been no material changes in the company’s significant accounting policies during the six months ended July 1, 2017.
Inventories
The components of inventories are as follows:

	July 1,	December 31,
(In millions)	2017	2016

Raw Materials	$528.9	$466.3
Work in Process	367.8	327.9
Finished Goods	1,525.5	1,419.1

Inventories	$2,422.2	$2,213.3
Property, Plant and Equipment
Property, plant and equipment consists of the following:

	July 1,	December 31,
(In millions)	2017	2016

Land	$311.5	$305.6
Buildings and Improvements	1,204.7	1,154.2
Machinery, Equipment and Leasehold Improvements	3,171.8	2,955.7

Property, Plant and Equipment, at Cost	4,688.0	4,415.5
Less: Accumulated Depreciation and Amortization	2,088.3	1,837.7

Property, Plant and Equipment, Net	$2,599.7	$2,577.8

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Acquisition-related Intangible Assets
Acquisition-related intangible assets are as follows:

	Balance at July 1, 2017			Balance at December 31, 2016
(In millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Definite Lived:
Customer relationships	$13,547.7	$(5,339.3)	$8,208.4	$13,167.3	$(4,821.4)	$8,345.9
Product technology	5,937.6	(2,523.7)	3,413.9	5,679.7	(2,204.2)	3,475.5
Tradenames	1,407.9	(731.6)	676.3	1,452.2	(646.0)	806.2
Other	34.3	(34.1)	0.2	33.0	(33.0)	—

	20,927.5	(8,628.7)	12,298.8	20,332.2	(7,704.6)	12,627.6
Indefinite Lived:
Tradenames	1,234.8	—	1,234.8	1,234.8	—	1,234.8
In-process research and development	42.0	—	42.0	106.6	—	106.6

	1,276.8	—	1,276.8	1,341.4	—	1,341.4

Acquisition-related Intangible Assets	$22,204.3	$(8,628.7)	$13,575.6	$21,673.6	$(7,704.6)	$13,969.0
Warranty Obligations
The liability for warranties is included in other accrued expenses in the accompanying balance sheet. The changes in the carrying amount of standard product warranty obligations are as follows:

	Six Months Ended
	July 1,	July 2,
(In millions)	2017	2016

Beginning Balance	$77.9	$55.8
Provision charged to income	54.5	45.2
Usage	(50.9)	(42.4)
Acquisitions	0.5	1.1
Adjustments to previously provided warranties, net	(1.4)	(1.0)
Currency translation	2.4	(0.2)

Ending Balance	$83.0	$58.5
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
In November 2016, the FASB issued new guidance intended to reduce diversity in practice in the classification and presentation of changes in restricted cash on the statement of cash flows. The company adopted this guidance on January 1, 2017 and applied the changes to the statement of cash flows retrospectively, as required. The table below summarizes the impact of adopting this and related guidance on the company’s consolidated statement of cash flows for the six months ended July 2, 2016.
In October 2016, the FASB issued new guidance eliminating the deferral of the tax effects of intra-entity asset transfers. The guidance is effective for the company in 2018. The impact of this guidance will be dependent on the extent of future asset transfers which usually occur in connection with planning around acquisitions and other business structuring activities.
In August 2016, the FASB issued new guidance intended to reduce diversity in practice in how certain transactions are classified on the statement of cash flows. The company adopted this guidance on January 1, 2017 and applied the changes to the statement of cash flows retrospectively, as required. The table below summarizes the impact of adopting this and related guidance on the company’s consolidated statement of cash flows for the six months ended July 2, 2016.
In March 2016, the FASB issued new guidance which affects the accounting for stock-based compensation. The new guidance simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The company adopted this guidance on January 1, 2017 and applied the changes to the statement of cash flows retrospectively. The table below summarizes the impact of adopting this and related guidance on the company’s consolidated statement of cash flows. Adoption of this guidance decreased the company's tax provision in the first six months of 2017 by $35 million and increased diluted earnings per share for the same period by $0.09. The impact in future periods will be dependent upon changes in the company's stock price, the volume of employee stock option exercises and the timing of service- and performance-based restricted unit vesting.
The guidance issued in November 2016, August 2016 and the provisions of the guidance issued in March 2016 which affected classification on the statement of cash flows were applied retrospectively. As a result of adoption of this guidance, the accompanying statement of cash flows for the first six months of 2016 reflect the following changes from previously reported amounts:

Six Months Ended
(In millions)	July 2, 2016

Increase in Net Cash Provided by Operating Activities	$69.7
Decrease in Net Cash Used in Investing Activities	12.7
Decrease in Net Cash Provided by Financing Activities	(69.7)
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
In May 2014, the FASB issued new revenue recognition guidance which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity's nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. During 2016, the FASB issued additional guidance and clarification. The guidance is currently effective for the company in 2018. The company expects to adopt this guidance through application of the modified retrospective method.
The company is continuing to evaluate the standard’s impact on its consolidated financial statements by surveying operating sites, reviewing unique customer contract terms, and developing processes to manage the changes in the revenue recognition guidance and gather information for the required disclosures. The company expects this undertaking will be complete in the second half of 2017.
Applying the new guidance to the majority of the company’s revenue arrangements based on its most commonly used customer terms and conditions and routine sales transactions, which generally consist of a single performance obligation to transfer promised goods or services, is not expected to have a material impact to the company’s consolidated financial statements. While the timing of revenue recognition for some of the company’s other sales transactions will be affected by the new guidance, the impact is not expected to be material.

Note 2.	Acquisitions
The company’s acquisitions have historically been made at prices above the determined fair value of the acquired identifiable net assets, resulting in goodwill, due to expectations of the synergies that will be realized by combining the businesses. These synergies include the elimination of redundant facilities, functions and staffing; use of the company’s existing commercial infrastructure to expand sales of the acquired businesses’ products; and use of the commercial infrastructure of the acquired businesses to cost-effectively expand sales of company products.
Acquisitions have been accounted for using the purchase method of accounting, and the acquired companies’ results have been included in the accompanying financial statements from their respective dates of acquisition. Acquisition transaction costs are recorded in selling, general and administrative expenses as incurred.
Pending Acquisition
In May 2017, the company entered into a purchase agreement and commenced a tender offer to acquire, within the Laboratory Products and Services segment, all of the issued and outstanding shares of Patheon N.V., a leading global provider of high-quality drug development and delivery solutions to the pharmaceutical and biopharma sectors, for $35.00 per share in cash, or approximately $5.2 billion, plus the assumption of approximately $2.0 billion of net debt. The transaction, which is

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

expected to be completed by the end of 2017, is subject to the satisfaction of customary closing conditions, including the receipt of applicable regulatory approvals, and completion of the tender offer. The company expects to finance the purchase price, including the repayment of indebtedness of Patheon, with issuances of debt, including the senior notes issued in July 2017 (Note 14), and up to $2.0 billion from the future issuance of equity. The company is currently evaluating alternatives for future debt and permanent equity financings and the timing of such transactions is subject to market and other conditions. The company also has available, but does not expect to utilize, up to $4.3 billion of financing under a 364-day unsecured committed bridge credit facility (Note 8).
Patheon provides comprehensive, integrated and highly customizable solutions as well as the expertise to help biopharmaceutical companies of all sizes satisfy complex development and manufacturing needs. The acquisition will provide entry into the contract development and manufacturing organization market and add a complementary service to the company's existing portfolio. Patheon's revenues totaled approximately $1.9 billion for the year ended October 31, 2016.
Completed Acquisitions
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
On February 14, 2017, the company acquired, within the Life Sciences Solutions segment, Finesse Solutions, Inc., a North America-based developer of scalable control automation systems and software for bioproduction, for a total purchase price of $221 million, net of cash acquired. The acquisition expanded the company's bioproduction offerings. Revenues of Finesse Solutions were approximately $50 million in 2016. The purchase price exceeded the fair market value of the identifiable net assets and, accordingly, $134 million was allocated to goodwill, none of which is tax deductible.
The components of the purchase price and net assets acquired for 2017 acquisitions are as follows:

(In millions)	Core Informatics	Finesse Solutions	Total

Purchase Price
Cash paid	$94.6	$223.1	$317.7
Purchase price payable	9.1	—	9.1
Cash acquired	(10.1)	(2.1)	(12.2)

	$93.6	$221.0	$314.6

Net Assets Acquired
Current assets	$2.0	$19.4	$21.4
Property, plant and equipment	0.2	1.6	1.8
Definite-lived intangible assets:
Customer relationships	6.3	67.7	74.0
Product technology	29.1	32.0	61.1
Tradenames and other	2.7	2.2	4.9
Indefinite-lived intangible assets:
In-process research and development	—	1.6	1.6
Goodwill	62.5	134.4	196.9
Other assets	0.1	0.3	0.4
Liabilities assumed	(9.3)	(38.2)	(47.5)

	$93.6	$221.0	$314.6
The weighted-average amortization periods for definite-lived intangible assets acquired in 2017 are 12 years for customer relationships, 10 years for product technology and 3 years for tradenames and other. The weighted average amortization period for all definite-lived intangible assets acquired in 2017 is 11 years.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

During the second quarter of 2017, the company finalized the purchase price allocation for the 2016 acquisition of FEI Company. As a result, the company reduced the preliminary values established for tradenames by $88 million and deferred tax liabilities by $18 million and increased goodwill by $70 million. The effect on the income statement of the change was not material.
Unaudited Pro Forma Information
Had the 2016 acquisitions of FEI Company and Affymetrix, Inc. been completed as of the beginning of 2015, the company’s pro forma results for 2016 would have been as follows:

(In millions except per share amounts)	Three Months Ended July 2, 2016	Six Months Ended July 2, 2016

Revenues	$4,793.8	$9,398.8

Net Income	$509.2	$886.0

Earnings per Share:
Basic	$1.29	$2.24
Diluted	$1.28	$2.23
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
Revenues and operating income of the FEI acquisition in the first six months of 2017 were $596 million and $26 million, respectively. Operating results include significant acquisition-related and restructuring costs related to synergy planning.

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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
Business Segment Information

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
(In millions)	2017	2016	2017	2016

Revenues
Life Sciences Solutions	$1,404.6	$1,367.9	$2,768.1	$2,585.6
Analytical Instruments	1,165.8	793.9	2,217.8	1,553.2
Specialty Diagnostics	861.8	851.3	1,728.2	1,705.9
Laboratory Products and Services	1,792.5	1,719.7	3,491.5	3,368.5
Eliminations	(234.7)	(197.6)	(450.6)	(383.2)

Consolidated revenues	4,990.0	4,535.2	9,755.0	8,830.0

Segment Income (a)
Life Sciences Solutions	448.1	389.6	882.0	740.9
Analytical Instruments	232.6	144.9	424.4	256.6
Specialty Diagnostics	235.0	237.9	468.9	468.0
Laboratory Products and Services	246.7	259.8	462.9	496.7

Subtotal reportable segments (a)	1,162.4	1,032.2	2,238.2	1,962.2

Cost of revenues charges	(0.7)	(17.4)	(31.6)	(28.0)
Selling, general and administrative charges, net	(6.8)	(3.8)	(38.3)	(32.7)
Restructuring and other costs, net	(22.5)	(35.4)	(46.0)	(86.0)
Amortization of acquisition-related intangible assets	(380.9)	(338.0)	(748.4)	(660.0)

Consolidated operating income	751.5	637.6	1,373.9	1,155.5
Other expense, net (b)	(125.9)	(116.5)	(245.4)	(211.4)

Income from continuing operations before income taxes	$625.6	$521.1	$1,128.5	$944.1

Depreciation
Life Sciences Solutions	$32.5	$37.6	$65.2	$74.6
Analytical Instruments	17.2	9.9	34.1	19.5
Specialty Diagnostics	18.1	18.2	35.3	36.2
Laboratory Products and Services	29.5	31.4	59.7	60.9

Consolidated depreciation	$97.3	$97.1	$194.3	$191.2

(a)
Represents operating income before certain charges to cost of revenues and selling, general and administrative expenses; restructuring and other costs, net; and amortization of acquisition-related intangibles.

(b)	The company does not allocate other expense, net to its segments.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4.	Other Expense, Net
The components of other expense, net, in the accompanying statement of income are as follows:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
(In millions)	2017	2016	2017	2016

Interest Income	$17.8	$13.2	$36.3	$24.0
Interest Expense	(133.6)	(118.8)	(269.0)	(225.0)
Other Items, Net	(10.1)	(10.9)	(12.7)	(10.4)

Other Expense, Net	$(125.9)	$(116.5)	$(245.4)	$(211.4)

Note 5.	Stock-based Compensation Expense
The components of stock-based compensation expense are primarily included in selling, general and administrative expenses and are as follows:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
(In millions)	2017	2016	2017	2016

Stock Option Awards	$11.2	$10.0	$21.4	$20.6
Restricted Unit Awards	27.0	23.7	49.8	46.5

Total Stock-based Compensation Expense	$38.2	$33.7	$71.2	$67.1
During the first six months of 2017, the company made equity compensation grants to employees consisting of 0.7 million service- and performance-based restricted stock units and options to purchase 1.8 million shares.
As of July 1, 2017, there was $93 million of total unrecognized compensation cost related to unvested stock options granted. The cost is expected to be recognized through 2021 with a weighted average amortization period of 2.6 years.
As of July 1, 2017, there was $168 million of total unrecognized compensation cost related to unvested restricted stock unit awards. The cost is expected to be recognized through 2020 with a weighted average amortization period of 2.2 years.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 6.	Income Taxes
The provision for income taxes in the accompanying statement of income differs from the provision calculated by applying the statutory federal income tax rate of 35% to income from continuing operations before provision for income taxes due to the following:

	Six Months Ended
	July 1,	July 2,
(In millions)	2017	2016

Provision for Income Taxes at Statutory Rate	$395.0	$330.4

Increases (Decreases) Resulting From:
Foreign rate differential	(189.7)	(108.3)
Income tax credits	(114.1)	(187.6)
Manufacturing deduction	(17.4)	(15.7)
Singapore tax holiday	(10.4)	(8.6)
Impact of change in tax laws and apportionment on deferred taxes	(62.9)	8.8
Nondeductible expenses	5.7	3.9
Excess tax benefits from stock options and restricted stock units	(35.2)	—
Tax return reassessments and settlements	(0.9)	1.0
State income taxes, net of federal tax	0.5	(3.6)
Other, net	(5.7)	4.7

(Benefit from) Provision for income taxes	$(35.1)	$25.0
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
In 2017, the company continued to implement tax planning initiatives related to non U.S. subsidiaries. The company implemented foreign tax credit planning in Sweden which resulted in $20 million of foreign tax credits, with no related incremental U.S. income tax expense.
The company receives a tax deduction upon exercise of non-qualified stock options by employees, or the vesting of restricted stock units held by employees, for the difference between the exercise price and the market price of the underlying common stock on the date of exercise. Prior to 2017, the amount of the tax deduction in excess of compensation cost recognized was allocated to capital in excess of par value. Beginning in 2017, these excess tax benefits reduce the tax provision as described in Note 1. In the first six months of 2017, the company's tax provision was reduced by $35 million of such benefits.
The company has significant activities in Singapore and has received considerable tax incentives. The local taxing authority granted the company pioneer company status which provides an incentive encouraging companies to undertake activities that have the effect of promoting economic or technological development in Singapore. This incentive equates to a tax exemption on earnings associated with most of the company’s manufacturing activities in Singapore and continues through December 31, 2026. In 2017 and 2016, the impact of this tax holiday decreased the annual effective tax rates by 0.9% and 0.9%, respectively, and increased diluted earnings per share by approximately $0.03 and $0.02, respectively. In connection with the March 2017 extension of this agreement until 2026, the company recorded a benefit in Q1 2017 of approximately $65 million ($0.16 per diluted share) for the effect on deferred tax balances of the extended tax holiday.
The company’s unrecognized tax benefits decreased to $790 million at July 1, 2017, from $802 million at December 31, 2016. An adjustment to a prior year amended tax filing resulted in a decrease of $13 million.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 7.	Earnings per Share

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
(In millions except per share amounts)	2017	2016	2017	2016

Income from Continuing Operations	$612.2	$516.8	$1,163.6	$919.1
Loss from Discontinued Operations	(0.6)	(0.2)	(0.6)	(0.3)

Net Income	$611.6	$516.6	$1,163.0	$918.8

Basic Weighted Average Shares	390.0	393.9	390.5	394.9
Plus Effect of:
Stock options and restricted units	3.3	2.8	3.2	2.8

Diluted Weighted Average Shares	393.3	396.7	393.7	397.7

Basic Earnings per Share:
Continuing operations	$1.57	$1.31	$2.98	$2.33
Discontinued operations	—	—	—	—

Basic Earnings per Share	$1.57	$1.31	$2.98	$2.33

Diluted Earnings per Share:
Continuing operations	$1.56	$1.30	$2.96	$2.31
Discontinued operations	—	—	—	—

Diluted Earnings per Share	$1.56	$1.30	$2.95	$2.31
Options to purchase 1.9 million, 1.8 million, 2.2 million and 2.7 million shares of common stock were not included in the computation of diluted earnings per share for the second quarter of 2017 and 2016 and the first six months of 2017 and 2016, respectively, because their effect would have been antidilutive.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 8.	Debt and Other Financing Arrangements

	Effective Interest Rate at July 1,	July 1,	December 31,
(Dollars in millions)	2017	2017	2016

Commercial Paper	0.27%	$1,538.1	$953.3
Term Loan		—	825.0
1.85% 5-Year Senior Notes, Due 1/15/2018		—	500.0
Floating Rate 2-Year Senior Notes, Due 8/9/2018 (euro-denominated)	0.12%	685.6	631.0
2.15% 3-Year Senior Notes, Due 12/14/2018	2.35%	450.0	450.0
2.40% 5-Year Senior Notes, Due 2/1/2019	2.59%	900.0	900.0
6.00% 10-Year Senior Notes, Due 3/1/2020	2.97%	750.0	750.0
4.70% 10-Year Senior Notes, Due 5/1/2020	4.23%	300.0	300.0
1.50% 5-Year Senior Notes, Due 12/1/2020 (euro-denominated)	1.62%	485.6	447.0
5.00% 10-Year Senior Notes, Due 1/15/2021	3.24%	400.0	400.0
4.50% 10-Year Senior Notes, Due 3/1/2021	4.72%	1,000.0	1,000.0
3.60% 10-Year Senior Notes, Due 8/15/2021	4.55%	1,100.0	1,100.0
3.30% 7-Year Senior Notes, Due 2/15/2022	3.43%	800.0	800.0
2.15% 7-Year Senior Notes, Due 7/21/2022 (euro-denominated)	2.28%	571.3	525.9
3.15% 10-Year Senior Notes, Due 1/15/2023	3.31%	800.0	800.0
3.00% 7-Year Senior Notes Due 4/15/2023	4.82%	1,000.0	1,000.0
4.15% 10-Year Senior Notes, Due 2/1/2024	4.16%	1,000.0	1,000.0
0.75% 8-Year Senior Notes, Due 9/12/2024 (euro-denominated)	0.94%	1,142.6	1,051.7
2.00% 10-Year Senior Notes, Due 4/15/2025 (euro-denominated)	2.09%	731.3	673.1
3.65% 10-Year Senior Notes, Due 12/15/2025	3.77%	350.0	350.0
2.95% 10-Year Senior Notes, Due 9/19/2026	3.19%	1,200.0	1,200.0
1.45% 10-Year Senior Notes, Due 3/16/2027 (euro-denominated)	1.66%	571.3	—
1.375% 12-Year Senior Notes, 9/12/2028 (euro-denominated)	1.46%	685.5	631.0
5.30% 30-Year Senior Notes, Due 2/1/2044	5.37%	400.0	400.0
Other		12.0	13.0

Total Borrowings at Par Value		16,873.3	16,701.0
Fair Value Hedge Accounting Adjustments		(40.6)	(49.3)
Unamortized Premium, Net		34.0	52.2
Unamortized Debt Issuance Costs		(70.6)	(76.0)

Total Borrowings at Carrying Value		16,796.1	16,627.9
Less: Short-term Obligations and Current Maturities		1,540.4	1,255.5

Long-term Obligations		$15,255.7	$15,372.4
The effective interest rates for the fixed-rate debt include the stated interest on the notes, the accretion of any discount or amortization of any premium, the amortization of any debt issuance costs and, if applicable, adjustments related to hedging.
See Note 11 for fair value information pertaining to the company’s long-term obligations.
Credit Facilities
The company has a revolving credit facility with a bank group that provides for up to $2.50 billion of unsecured multi-currency revolving credit. The facility expires in July 2021. The agreement calls for interest at either a LIBOR-based rate, a EURIBOR-based rate (for funds drawn in Euro) or a rate based on the prime lending rate of the agent bank, at the company’s option. The agreement contains affirmative, negative and financial covenants, and events of default customary for financings of this type. The financial covenants require the company to maintain a Consolidated Leverage Ratio of debt to EBITDA (as defined in the agreement) below 3.5 to 1.0 beginning in the third quarter of 2017. This ratio may be temporarily increased to 4.5

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

to 1.0 (with subsequent step down to 3.5 to 1.0) in the event of a qualified acquisition. The agreement also requires the company to maintain an Interest Coverage Ratio of EBITDA (as defined in the agreement) to interest expense of 3.0 to 1.0. The credit agreement permits the company to use the facility for working capital; acquisitions; repurchases of common stock, debentures and other securities; the refinancing of debt; and general corporate purposes. The credit agreement allows for the issuance of letters of credit, which reduces the amount available for borrowing. If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of July 1, 2017, no borrowings were outstanding under the facility, although available capacity was reduced by approximately $73 million as a result of outstanding letters of credit.
Bridge Financing for Pending Patheon Acquisition
In May 2017, in connection with the agreement to acquire Patheon, the company entered into commitment letters for a 364-day unsecured committed bridge credit facility in the principal amount of $7.3 billion. The commitment under the bridge facility was reduced to $4.3 billion by the net cash proceeds of the company's July 2017 issuance of senior notes (Note 14) and will be further reduced by the aggregate net cash proceeds of any future offering of senior notes, as well as by aggregate commitments received under a proposed new term loan facility and the aggregate net cash proceeds of any future equity issuances or asset sales outside the ordinary course of business (in each case, with certain limited exceptions).
Commercial Paper Programs
The company has commercial paper programs pursuant to which it may issue and sell unsecured, short-term promissory notes (CP Notes). Under the U.S. program, a) maturities may not exceed 397 days from the date of issue and b) the CP Notes are issued on a private placement basis under customary terms in the commercial paper market and are not redeemable prior to maturity nor subject to voluntary prepayment. Under the euro program, maturities may not exceed 183 days and may be denominated in euro, U.S. dollars, Japanese yen, British pounds sterling, Swiss franc, Canadian dollars or other currencies. Under both programs, the CP Notes are issued at a discount from par (or premium to par, in the case of negative interest rates), or, alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. As of July 1, 2017, outstanding borrowings under these programs were $1.54 billion, with a weighted average remaining period to maturity of 52 days and are classified as short-term obligations in the accompanying balance sheet.
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
Interest Rate Swap Arrangements
The company has entered into LIBOR-based interest rate swap arrangements with various banks on several of its outstanding senior notes. The aggregate amounts of the swaps are equal to the principal amounts of the notes and the payment dates of the swaps coincide with the interest payment dates of the notes. The swap contracts provide for the company to pay a variable interest rate and receive a fixed rate. The variable interest rates reset monthly. The swaps have been accounted for as fair value hedges of the notes. See Note 11 for additional information. The following table summarizes the outstanding interest rate swap arrangements on the company's senior notes at July 1, 2017:

	Aggregate Notional Amount		Pay Rate as of
(Dollars in millions)		Pay Rate	July 1, 2017	Receive Rate

4.50% Senior Notes due 2021	1,000.0	1-month LIBOR + 3.4420%	4.4925%	4.50%
3.60% Senior Notes due 2021	1,100.0	1-month LIBOR + 2.5150%	3.6739%	3.60%
3.00% Senior Notes due 2023	1,000.0	1-month LIBOR + 1.7640%	2.9229%	3.00%

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 9.	Commitments and Contingencies
Environmental Matters
The company is currently involved in various stages of investigation and remediation related to environmental matters. The company cannot predict all potential costs related to environmental remediation matters and the possible impact on future operations given the uncertainties regarding the extent of the required cleanup, the complexity and interpretation of applicable laws and regulations, the varying costs of alternative cleanup methods and the extent of the company’s responsibility. Expenses for environmental remediation matters related to the costs of installing, operating and maintaining groundwater-treatment systems and other remedial activities related to historical environmental contamination at the company’s domestic and international facilities were not material in any period presented. The company records accruals for environmental remediation liabilities, based on current interpretations of environmental laws and regulations, when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. The company calculates estimates based upon several factors, including reports prepared by environmental specialists and management’s knowledge of and experience with these environmental matters. The company includes in these estimates potential costs for investigation, remediation and operation and maintenance of cleanup sites. At July 1, 2017, the company’s total environmental liability was approximately $49 million. While management believes the accruals for environmental remediation are adequate based on current estimates of remediation costs, the company may be subject to additional remedial or compliance costs due to future events such as changes in existing laws and regulations, changes in agency direction or enforcement policies, developments in remediation technologies or changes in the conduct of the company’s operations, which could have a material adverse effect on the company’s financial position, results of operations or cash flows.
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
Intellectual Property Matters
On June 6, 2004, Enzo Biochem, Enzo Life Sciences and Yale University filed a complaint against Life Technologies in United States District Court for the District of Connecticut. The plaintiffs allege patent infringement by Applera’s labeled DNA terminator products used in DNA sequencing and fragment analysis. The plaintiff sought damages for alleged willful infringement, attorneys’ fees, costs, prejudgment interest, and injunctive relief. In November 2012, the jury awarded damages

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

of $49 million. Prejudgment interest of $12 million was also granted. The $61 million judgment and interest was accrued by Life Technologies and the liability was assumed by the company as of the date of the acquisition. In March 2015 the United States Court of Appeals for the Federal Circuit vacated the judgment and returned the case to the District Court for further proceedings. In February 2016, the District Court granted the company’s motion for summary judgment of non-infringement and entered judgment in its favor. Enzo appealed that decision to the Federal Circuit in March 2016. In August 2017, the Federal Circuit affirmed the District Court’s judgment that the company’s products at issue in the litigation do not infringe Enzo’s patent.  Enzo may seek rehearing at the Federal Circuit or petition to the United States Supreme Court. The company has maintained the $61 million accrual, pending appeals.
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
Changes in each component of accumulated other comprehensive items, net of tax are as follows:

(In millions)	Currency Translation Adjustment	Unrealized Gains on Available-for- Sale Investments	Unrealized Losses on Hedging Instruments	Pension and Other Postretirement Benefit Liability Adjustment	Total

Balance at December 31, 2016	$(2,343.4)	$0.9	$(57.1)	$(236.7)	$(2,636.3)
Other comprehensive income (loss) before reclassifications	379.5	1.9	—	(9.1)	372.3
Amounts reclassified from accumulated other comprehensive items	—	(1.0)	3.7	5.2	7.9

Net other comprehensive items	379.5	0.9	3.7	(3.9)	380.2

Balance at July 1, 2017	$(1,963.9)	$1.8	$(53.4)	$(240.6)	$(2,256.1)

Note 11.	Fair Value Measurements and Fair Value of Financial Instruments
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present information about the company’s financial assets and liabilities measured at fair value on a recurring basis as of July 1, 2017 and December 31, 2016:

	July 1,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2017	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents	$78.7	$78.7	$—	$—
Bank time deposits	2.0	2.0	—	—
Investments in mutual funds and other similar instruments	11.6	11.6	—	—
Warrants	4.1	—	4.1	—
Insurance contracts	106.7	—	106.7	—
Derivative contracts	53.5	—	53.5	—

Total Assets	$256.6	$92.3	$164.3	$—

Liabilities
Derivative contracts	$109.7	$—	$109.7	$—
Contingent consideration	40.8	—	—	40.8

Total Liabilities	$150.5	$—	$109.7	$40.8

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2016	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents	$64.8	$64.8	$—	$—
Bank time deposits	2.0	2.0	—	—
Investments in mutual funds and other similar instruments	15.5	15.5	—	—
Warrants	2.0	—	2.0	—
Insurance contracts	102.1	—	102.1	—
Derivative contracts	15.8	—	15.8	—

Total Assets	$202.2	$82.3	$119.9	$—

Liabilities
Derivative contracts	$121.9	$—	$121.9	$—
Contingent consideration	3.4	—	—	3.4

Total Liabilities	$125.3	$—	$121.9	$3.4
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
The notional amounts of derivative contracts outstanding, consisting of interest rate swaps and currency exchange contracts, totaled $6.68 billion and $6.70 billion at July 1, 2017 and December 31, 2016, respectively.

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

	Fair Value – Assets		Fair Value – Liabilities
	July 1,	December 31,	July 1,	December 31,
(In millions)	2017	2016	2017	2016

Derivatives Designated as Hedging Instruments
Interest rate swaps (a)	$—	$—	$99.9	$109.5
Derivatives Not Designated as Hedging Instruments
Currency exchange contracts (b)	53.5	15.8	9.8	12.4

(a)	The fair value of the interest rate swaps is included in the consolidated balance sheet under the caption other long-term liabilities.

(b)	The fair value of the currency exchange contracts is included in the consolidated balance sheet under the captions other current assets or other accrued expenses.

	Gain (Loss) Recognized
	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
(In millions)	2017	2016	2017	2016

Derivatives Designated as Fair Value Hedges
Interest rate swaps - effective portion	$0.5	$4.6	$2.9	$12.1
Interest rate swaps - ineffective portion	(2.1)	0.5	(5.1)	0.5
Derivatives Not Designated as Hedging Instruments
Currency exchange contracts
Included in cost of revenues	$(0.7)	$(7.5)	$(2.1)	$(15.0)
Included in other expense, net	52.1	(20.7)	71.3	(44.1)
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
The company also uses foreign currency-denominated debt to partially hedge its net investments in foreign operations against adverse movements in exchange rates. The company’s euro-denominated senior notes have been designated as, and are effective as, economic hedges of part of the net investment in a foreign operation. Accordingly, foreign currency transaction gains or losses due to spot rate fluctuations on the euro-denominated debt instruments are included in currency translation adjustment within other comprehensive income and shareholders’ equity. In the first six months of 2017 and 2016, pre-tax net gains/(losses) of $(329) million and $(43) million, respectively, from the euro-denominated notes were included in currency translation adjustment.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Fair Value of Other Financial Instruments
The carrying value and fair value of the company’s notes receivable and debt obligations are as follows:

	July 1, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
(In millions)	Value	Value	Value	Value

Notes Receivable	$68.0	$70.9	$56.5	$58.7

Debt Obligations:
Senior notes	$15,246.0	$15,721.2	$14,838.3	$15,184.4
Term loan	—	—	823.3	825.0
Commercial paper	1,538.1	1,538.1	953.3	953.3
Other	12.0	12.0	13.0	13.0

	$16,796.1	$17,271.3	$16,627.9	$16,975.7
The fair value of debt obligations was determined based on quoted market prices and on borrowing rates available to the company at the respective period ends which represent level 2 measurements.

Note 12.	Supplemental Cash Flow Information

	Six Months Ended
	July 1,	July 2,
(In millions)	2017	2016

Non-cash Activities
Fair value of assets of acquired businesses	$374.3	$1,672.7
Cash paid for acquired businesses	(317.7)	(1,110.1)

Liabilities assumed of acquired businesses	$56.6	$562.6

Declared but unpaid dividends	$59.9	$60.6

Issuance of stock upon vesting of restricted stock units	$37.7	$48.7
Cash, cash equivalents and restricted cash is included in the consolidated balance sheet as follows:

	July 1,	December 31,
(In millions)	2017	2016

Cash and Cash Equivalents	$611.0	$786.2
Restricted Cash Included in Other Current Assets	15.8	18.0
Restricted Cash Included in Other Assets	2.5	6.6

Cash, Cash Equivalents and Restricted Cash	$629.3	$810.8
Amounts included in restricted cash represent funds held as collateral for bank guarantees and incoming cash in China awaiting government administrative clearance.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 13.	Restructuring and Other Costs, Net
Restructuring and other costs in the first six months of 2017 included continuing charges for headcount reductions and facility consolidations in an effort to streamline operations, including the closure and consolidation of operations within several facilities in the U.S., Europe and Asia; costs to achieve synergies related to acquisitions, including severance and abandoned facility costs; third-party acquisition transaction and integration costs primarily associated with the acquisition of FEI and the pending acquisition of Patheon; charges for changes in estimates of acquisition contingent consideration; sales of inventories revalued at the date of acquisition; and net charges for litigation matters. In the first six months of 2017, severance actions associated with facility consolidations and cost reduction measures affected approximately 1% of the company’s workforce.
As of August 4, 2017, the company has identified restructuring actions that will result in additional charges of approximately $80 million, primarily in 2017 and 2018, which will be recorded when specified criteria are met, such as communication of benefit arrangements and abandonment of leased facilities.
Second Quarter of 2017
During the second quarter of 2017, the company recorded net restructuring and other costs by segment as follows:

(In millions)	Cost of Revenues	Selling, General and Administrative Expenses	Restructuring and Other Costs, Net	Total

Life Sciences Solutions	$0.4	$0.5	$15.7	$16.6
Analytical Instruments	—	1.0	0.4	1.4
Specialty Diagnostics	—	—	1.7	1.7
Laboratory Products and Services	0.3	5.3	3.3	8.9
Corporate	—	—	1.4	1.4

	$0.7	$6.8	$22.5	$30.0
The principal components of net restructuring and other costs by segment are as follows:
Life Sciences Solutions
In the second quarter of 2017, the Life Sciences Solutions segment recorded $17 million of net restructuring and other charges, principally cash restructuring costs primarily for employee severance and other costs associated with facility consolidations in the U.S. and Europe.
Analytical Instruments
In the second quarter of 2017, the Analytical Instruments segment recorded $1 million of net restructuring and other charges, principally selling, general, and administrative expenses for third party acquisition transaction costs.
Specialty Diagnostics
In the second quarter of 2017, the Specialty Diagnostics segment recorded $2 million of net restructuring and other charges, all of which were cash costs, primarily for employee severance and other costs associated with headcount reductions in the U.S. and Europe.
Laboratory Products and Services
In the second quarter of 2017, the Laboratory Products and Services segment recorded $9 million of net restructuring and other charges. The segment recorded $5 million of charges to selling, general, and administrative expenses, principally for third party transaction costs related to the pending acquisition of Patheon (Note 2). The segment also recorded $3 million of cash restructuring costs, primarily for employee severance and other costs associated with facility consolidations in Europe.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Corporate
In the second quarter of 2017, the company recorded $1 million of net restructuring and other charges, principally charges for the settlement of a retirement plan.
First Six Months of 2017
During the first six months of 2017, the company recorded net restructuring and other costs by segment as follows:

(In millions)	Cost of Revenues	Selling, General and Administrative Expenses	Restructuring and Other Costs, Net	Total

Life Sciences Solutions	$0.7	$28.3	$31.0	$60.0
Analytical Instruments	30.6	4.6	6.8	42.0
Specialty Diagnostics	—	—	3.0	3.0
Laboratory Products and Services	0.3	5.4	3.8	9.5
Corporate	—	—	1.4	1.4

	$31.6	$38.3	$46.0	$115.9
The principal components of net restructuring and other costs by segment are as follows:
Life Sciences Solutions
In the first six months of 2017, the Life Sciences Solutions segment recorded $60 million of net restructuring and other charges. The segment recorded $28 million of charges to selling, general and administrative expenses, principally for changes in estimates of acquisition contingent consideration. In addition, the segment recorded $31 million of restructuring and other costs, including $17 million of severance and related costs primarily to achieve acquisition synergies, $12 million of abandoned facilities costs principally for the consolidation of facilities in the U.S, and $2 million of charges for litigation-related matters at acquired businesses.
Analytical Instruments
In the first six months of 2017, the Analytical Instruments segment recorded $42 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $31 million for the sales of inventory revalued at the date of acquisition; $5 million of charges to selling, general, and administrative expense for third-party transaction costs related to recent acquisitions; and $7 million of restructuring and other costs, primarily for severance and other costs to achieve acquisition synergies.
Specialty Diagnostics
In the first six months of 2017, the Specialty Diagnostics segment recorded $3 million of net restructuring and other charges, all of which were cash costs, primarily for employee severance and other costs associated with headcount reductions in the U.S. and Europe.
Laboratory Products and Services
In the first six months of 2017, the Laboratory Products and Services segment recorded $10 million of net restructuring and other charges. The segment recorded $5 million of charges to selling, general, and administrative expenses, principally for third party transaction costs related to the pending acquisition of Patheon. The segment also recorded $4 million of restructuring and other costs, primarily for employee severance and other costs associated with facility consolidations in Europe.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Corporate
In the first six months of 2017, the company recorded $1 million of net restructuring and other charges, principally charges for the settlement of a retirement plan.
The following table summarizes the cash components of the company’s restructuring plans. The non-cash components and other amounts reported as restructuring and other costs, net, in the accompanying statement of income have been summarized in the notes to the tables. Accrued restructuring costs are included in other accrued expenses in the accompanying balance sheet.

(In millions)	Severance	Abandonment of Excess Facilities	Other (a)	Total

Balance at December 31, 2016	$38.2	$31.9	$2.2	$72.3
Costs incurred in 2017 (c)	28.2	9.6	5.8	43.6
Reserves reversed (b)	(3.4)	—	(0.8)	(4.2)
Payments	(34.3)	(8.3)	(5.3)	(47.9)
Currency translation	0.6	0.1	0.7	1.4

Balance at July 1, 2017	$29.3	$33.3	$2.6	$65.2

(a)
Other includes relocation and moving expenses associated with facility consolidations, as well as employee retention costs which are accrued ratably over the period through which employees must work to qualify for a payment.

(b)	Represents reductions in cost of plans.

(c)	Excludes $7 million of charges, net, primarily associated with litigation-related matters and the settlement of retirement plans.
The company expects to pay accrued restructuring costs as follows: severance, employee-retention obligations and other costs, primarily through 2017; and abandoned-facility payments, over lease terms expiring through 2027.

Note 14.	Subsequent Event
In July 2017, the company issued €500 million principal amount of Floating Rate Senior Notes due 2019, €700 million principal amount of 1.400% Senior Notes due 2026, €700 million principal amount of 1.950% Senior Notes due 2029 and €700 million principal amount of 2.875% Senior Notes due 2037. The other terms and conditions of these notes are consistent with the company's other outstanding senior notes that are described in Note 8. The net proceeds of these issuances will be used to partially fund the pending acquisition of Patheon (Note 2).
In the event that the company does not consummate the acquisition of Patheon on or prior to February 15, 2018 or the purchase agreement is terminated at any time prior to such date, the company will be required to redeem all of the notes listed above at a redemption price equal to 101% of the aggregate principal amount plus accrued and unpaid interest.

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
On February 14, 2017, the company acquired, within the Life Sciences Solutions segment, Finesse Solutions, Inc., a North America-based developer of scalable control automation systems and software for bioproduction, for a total purchase price of $221 million, net of cash acquired. The acquisition expanded the company's bioproduction offerings. Revenues of Finesse Solutions were approximately $50 million in 2016.
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
In May 2017, the company entered into a purchase agreement and commenced a tender offer to acquire, within the Laboratory Products and Services segment, all of the issued and outstanding shares of Patheon N.V., a leading global provider of high-quality drug development and delivery solutions to the pharmaceutical and biopharma sectors, for $35.00 per share in cash, or approximately $5.2 billion, plus the assumption of approximately $2.0 billion of net debt. The transaction, which is expected to be completed by the end of 2017, is subject to the satisfaction of customary closing conditions, including the receipt of applicable regulatory approvals, and completion of the tender offer. The company expects to finance the purchase price, including the repayment of indebtedness of Patheon, with issuances of debt, including the senior notes issued in July 2017 (Note 14), and up to $2.0 billion from the future issuance of equity. The company is currently evaluating alternatives for future debt and permanent equity financings and the timing of such transactions is subject to market and other conditions. The company also has available, but does not expect to utilize, up to $4.3 billion of financing under a 364-day unsecured committed bridge credit facility (Note 8).
Patheon provides comprehensive, integrated and highly customizable solutions as well as the expertise to help biopharmaceutical companies of all sizes satisfy complex development and manufacturing needs. The acquisition will provide entry into the contract development and manufacturing organization market and add a complementary service to the company's existing portfolio. Patheon's revenues totaled approximately $1.9 billion for the year ended October 31, 2016.
Overview of Results of Operations and Liquidity

	Three Months Ended				Six Months Ended
	July 1,		July 2,		July 1,		July 2,
(Dollars in millions)	2017		2016		2017		2016

Revenues
Life Sciences Solutions	$1,404.6	28.1%	$1,367.9	30.2%	$2,768.1	28.4%	$2,585.6	29.3%
Analytical Instruments	1,165.8	23.4%	793.9	17.5%	2,217.8	22.7%	1,553.2	17.6%
Specialty Diagnostics	861.8	17.3%	851.3	18.8%	1,728.2	17.7%	1,705.9	19.3%
Laboratory Products and Services	1,792.5	35.9%	1,719.7	37.9%	3,491.5	35.8%	3,368.5	38.1%
Eliminations	(234.7)	(4.7)%	(197.6)	(4.4)%	(450.6)	(4.6)%	(383.2)	(4.3)%

	$4,990.0	100%	$4,535.2	100%	$9,755.0	100%	$8,830.0	100%
Sales in the second quarter of 2017 were $4.99 billion, an increase of $455 million from 2016. Sales increased $346 million due to acquisitions. The unfavorable effects of currency translation resulted in a decrease in revenues of $52 million in the second quarter of 2017. Aside from the effects of acquisitions and currency translation, revenues increased $161 million (4%) primarily due to increased demand in the quarter compared to the 2016 quarter. Sales to customers in the company's primary end markets grew. Demand from customers in pharmaceutical and biotech industries was particularly strong. Sales growth was moderate in North America, modest in Europe and strong in Asia. Based on a weakening of the currency exchange rates against the U.S. dollar, the company currently expects that there will be a continued adverse effect on reported amounts of revenue and operating income in 2017 as a result of the stronger U.S. dollar.
In the second quarter of 2017, total company operating income and operating income margin were $752 million and 15.1%, respectively, compared with $638 million and 14.1%, respectively, in 2016. The increase in operating income was primarily due to the effect of acquisitions, productivity improvements, net of inflationary cost increases, and profit on higher sales in local currencies offset in part by an increase in amortization of acquisition-related intangible assets, due to recent acquisitions, and strategic growth investments. The company’s references to strategic growth investments generally refer to targeted spending for enhancing commercial capabilities, including expansion of geographic sales reach and e-commerce platforms, marketing initiatives, focused research projects and other expenditures to enhance the customer experience. The company’s references throughout this discussion to productivity improvements generally refer to improved cost efficiencies from its Practical Process Improvement (PPI) business system, reduced costs resulting from global sourcing initiatives, a lower cost structure following restructuring actions, including headcount reductions and consolidation of facilities, and low cost region manufacturing.
The company's effective tax rate was 2.1% in the second quarter of 2017. In 2017, the company continued to implement tax planning initiatives related to non-U.S. subsidiaries. The company implemented foreign tax credit planning in Sweden which resulted in $20 million of U.S. foreign tax credits, with no related incremental U.S. income tax expense. In the second

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Overview of Results of Operations and Liquidity (continued)

quarter of 2017, the company also recorded $11 million of benefit associated with new required accounting for tax benefits from equity awards, as discussed in Note 1. The company expects its effective tax rate for all of 2017 will be less than 3% based on currently forecasted rates of profitability in the countries in which the company conducts business and expected generation of foreign tax credits. Due primarily to the non-deductibility of intangible asset amortization for tax purposes, the company’s cash payments for income taxes are higher than its income tax expense for financial reporting purposes and are expected to total $600 to $625 million in 2017.
The company's effective tax rate was 0.8% in the second quarter of 2016. In 2016, the company implemented tax planning initiatives related to non-U.S. subsidiaries. These non-U.S. subsidiaries incurred foreign tax obligations, and made cash and deemed distributions to the company’s U.S. operations which resulted in no net tax cost. As a result of these distributions, the company benefitted from U.S. foreign tax credits of $68 million, offset in part by additional U.S. taxes of $24 million on the related foreign income (which reduced the benefit from the foreign rate differential in 2016) for a net benefit of $44 million in the second quarter of 2016. The foreign tax credits are the result of foreign earnings remitted or deemed remitted to the U.S. during the reporting year and the U.S. treatment of taxes paid in the foreign jurisdictions in the years those profits were originally earned. The company intends to make similar types of distributions from non- U.S. subsidiaries when they can be made at no net tax cost. The ability of the company to make distributions in future periods of similar type and magnitude will depend on the level of earnings and cash flow in various foreign jurisdictions and on the applicable tax laws in effect at the time. Accordingly, the impact of foreign tax credits on the company's effective tax rate in future periods is likely to vary. The effective rate in both periods was also affected by relatively significant earnings in lower tax jurisdictions.
Income from continuing operations increased to $612 million in the second quarter of 2017, from $517 million in the second quarter of 2016 due to the increase in operating income in the 2017 period (discussed above). These increases were offset in part by an increase in interest expense due to increases in outstanding debt and an increase in the provision for income taxes (discussed above).
During the first six months of 2017, the company’s cash flow from operations totaled $1.21 billion compared with $1.25 billion for 2016. The decrease primarily resulted from higher investment in working capital in 2017, offset in part by higher income before amortization and depreciation in the 2017 period.
As of July 1, 2017, the company’s short-term debt totaled $1.54 billion consisting of commercial paper obligations. The company has a revolving credit facility with a bank group that provides up to $2.50 billion of unsecured multi-currency revolving credit. If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of July 1, 2017, no borrowings were outstanding under the company’s revolving credit facility, although available capacity was reduced by approximately $73 million as a result of outstanding letters of credit.
The company has a bridge loan facility to fund the acquisition of Patheon although it does not expect to draw on the facility but instead plans to raise equity and issue additional debt beyond the €2.6 billion July 2017 borrowings described in Note 14. The amount and timing of any offerings will be dependent on market conditions. Aside from the funding requirements to complete the Patheon acquisition, the company believes that its existing cash and cash equivalents of $611 million as of July 1, 2017 and its future cash flow from operations together with available borrowing capacity under its revolving credit agreement will be sufficient to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months.
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

Form 10-K for 2016, describe the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no significant changes in the company's critical accounting policies during the first six months of 2017.
Results of Operations
Second Quarter 2017 Compared With Second Quarter 2016

	Three Months Ended
(In millions)	July 1, 2017	July 2, 2016	Total Change	Currency Translation	Acquisitions/ Divestitures	Operations

Revenues
Life Sciences Solutions	$1,404.6	$1,367.9	$36.7	$(16.2)	$9.8	$43.1
Analytical Instruments	1,165.8	793.9	371.9	(9.8)	332.8	48.9
Specialty Diagnostics	861.8	851.3	10.5	(9.7)	1.0	19.2
Laboratory Products and Services	1,792.5	1,719.7	72.8	(20.7)	2.5	91.0
Eliminations	(234.7)	(197.6)	(37.1)	4.0	—	(41.1)

Consolidated Revenues	$4,990.0	$4,535.2	$454.8	$(52.4)	$346.1	$161.1
Sales in the second quarter of 2017 were $4.99 billion, an increase of $455 million from the second quarter of 2016. Sales increased $346 million due to acquisitions. The unfavorable effects of currency translation resulted in a decrease in revenues of $52 million in 2017. Aside from the effects of acquisitions/divestitures and currency translation, revenues increased $161 million (4%) primarily due to increased demand in the quarter compared to the 2016 quarter. Sales to customers in the company's primary end markets grew. Demand from customers in pharmaceutical and biotech industries was particularly strong. Sales growth was moderate in North America, modest in Europe and strong in Asia.
In the second quarter of 2017, total company operating income and operating income margin were $752 million and 15.1%, respectively, compared with $638 million and 14.1%, respectively, in 2016. The increase in operating income was primarily due to the effect of acquisitions, productivity improvements, net of inflationary cost increases, and profit on higher sales in local currencies offset in part by an increase in amortization of acquisition-related intangible assets, due to recent acquisitions, and strategic growth investments.
In the second quarter of 2017, the company recorded restructuring and other costs, net, of $30 million, including $7 million of charges to selling, general and administrative expenses, primarily for third-party transaction costs related to the pending acquisition of Patheon. The company recorded $21 million of cash restructuring costs, primarily to achieve acquisition synergies, including severance and abandoned facilities costs associated with the closure and consolidation of facilities in the U.S. and Europe. The company’s other businesses incurred costs for continued headcount reductions and facility consolidations in an effort to streamline operations including severance at several businesses and abandoned facility expenses at businesses that have been or are being consolidated in the U.S., Europe and Asia (see Note 13).
In the second quarter of 2016, the company recorded restructuring and other costs, net, of $57 million, including $17 million of charges to cost of revenues primarily for the sale of inventories revalued at the date of acquisition; and $4 million of charges to selling, general and administrative expenses, primarily for third-party transaction costs related to the acquisitions of FEI and Affymetrix. In addition, the company recorded $23 million of cash restructuring costs, primarily to achieve acquisition synergies, including severance and abandoned facilities costs associated with the closure and consolidation of facilities in the U.S. The company’s other businesses incurred costs for continued headcount reductions and facility consolidations in an effort to streamline operations including severance at several businesses and abandoned facility expenses at businesses that have been or are being consolidated in the U.S., Europe and Asia. The company also recorded $12 million of other restructuring charges, net, principally associated with litigation-related matters at acquired businesses and changes in estimates of environmental remediation costs.
As of August 4, 2017, the company has identified restructuring actions that will result in additional charges of approximately $80 million in 2017 and 2018, and expects to identify additional actions during 2017 which will be recorded when specified criteria are met, such as communication of benefit arrangements and abandonment of leased facilities.

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

	Three Months Ended
	July 1,	July 2,
(Dollars in millions)	2017	2016	Change

Revenues
Life Sciences Solutions	$1,404.6	$1,367.9	3%
Analytical Instruments	1,165.8	793.9	47%
Specialty Diagnostics	861.8	851.3	1%
Laboratory Products and Services	1,792.5	1,719.7	4%
Eliminations	(234.7)	(197.6)	19%

Consolidated Revenues	$4,990.0	$4,535.2	10%

Segment Income
Life Sciences Solutions	$448.1	$389.6	15%
Analytical Instruments	232.6	144.9	61%
Specialty Diagnostics	235.0	237.9	(1)%
Laboratory Products and Services	246.7	259.8	(5)%

Subtotal Reportable Segments	1,162.4	1,032.2	13%

Cost of Revenues Charges	(0.7)	(17.4)
Selling, General and Administrative Charges, Net	(6.8)	(3.8)
Restructuring and Other Costs, Net	(22.5)	(35.4)
Amortization of Acquisition-related Intangible Assets	(380.9)	(338.0)

Consolidated Operating Income	$751.5	$637.6	18%

Reportable Segments Operating Income Margin	23.3%	22.8%

Consolidated Operating Income Margin	15.1%	14.1%
Income from the company’s reportable segments increased 13% to $1.16 billion in the second quarter of 2017 due primarily to the effect of acquisitions, profit on higher sales in local currencies and productivity improvements, net of inflationary cost increases, offset in part by strategic growth investments.
Life Sciences Solutions

	Three Months Ended
	July 1,	July 2,
(Dollars in millions)	2017	2016	Change

Revenues	$1,404.6	$1,367.9	3%

Operating Income Margin	31.9%	28.5%	3.4 pt

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

Sales in the Life Sciences Solutions segment increased $37 million to $1.40 billion in the second quarter of 2017. Sales increased $43 million (3%) due to higher revenues at existing businesses and $10 million due to an acquisition, offset in part by a decrease of $16 million due to the unfavorable effects of currency translation. The increase in revenue at existing businesses was primarily due to increased demand for biosciences products and, to a lesser extent, bioprocess production products.
Operating income margin was 31.9% in the second quarter of 2017 compared to 28.5% in the second quarter of 2016. The increase resulted primarily from productivity improvements, net of inflationary cost increases, and, to a lesser extent, price increases and profit on higher sales in local currencies. These increases were offset in part by unfavorable sales mix and, to a lesser extent, strategic growth investments and acquisition dilution.
Analytical Instruments

	Three Months Ended
	July 1,	July 2,
(Dollars in millions)	2017	2016	Change

Revenues	$1,165.8	$793.9	47%

Operating Income Margin	20.0%	18.3%	1.7 pt
Sales in the Analytical Instruments segment increased $372 million to $1.17 billion in the second quarter of 2017. Sales increased $333 million due to acquisitions and $49 million (6%) due to higher revenues at existing businesses. The increase in revenue at existing businesses was primarily due to increased demand for products sold by the segment's chromatography and mass spectrometry business and, to a lesser extent, chemical analysis products.
Operating income margin was 20.0% in the second quarter of 2017 compared to 18.3% in the second quarter of 2016. The increase resulted primarily from the effect of acquisitions and profit on higher sales in local currencies, offset in part by strategic growth investments, unfavorable foreign currency exchange and unfavorable sales mix.
Specialty Diagnostics

	Three Months Ended
	July 1,	July 2,
(Dollars in millions)	2017	2016	Change

Revenues	$861.8	$851.3	1%

Operating Income Margin	27.3%	27.9%	-0.6 pt
Sales in the Specialty Diagnostics segment increased $11 million to $862 million in the second quarter of 2017. Sales increased $19 million (2%) due to higher revenues at existing businesses, offset in part by a decrease of $10 million due to the unfavorable effects of currency translation. The increase in revenue at existing businesses was due to increased broad based higher demand with particular strength in sales of transplant diagnostics products and products sold through the segment’s healthcare market channel.
Operating income margin was 27.3% in the second quarter of 2017 and 27.9% in the second quarter of 2016. The decrease resulted primarily from strategic growth investments and, to a lesser extent, unfavorable sales mix, offset in part by profit on higher sales in local currencies and productivity improvements, net of inflationary cost increases.
Laboratory Products and Services

	Three Months Ended
	July 1,	July 2,
(Dollars in millions)	2017	2016	Change

Revenues	$1,792.5	$1,719.7	4%

Operating Income Margin	13.8%	15.1%	-1.3 pt

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

Sales in the Laboratory Products and Services segment increased $73 million to $1.79 billion in the second quarter of 2017. Sales increased $91 million (5%) due to higher revenues at existing businesses and $3 million due to an acquisition. These increases were offset in part by $21 million due to the unfavorable effects of currency translation. The increase in revenue at existing businesses was primarily due to increased demand for products sold through the segment's channel business and, to a lesser extent, laboratory equipment and consumables.
Operating income margin was 13.8% in the second quarter of 2017 and 15.1% in the second quarter of 2016. The decrease was primarily due to unfavorable sales mix and, to a lesser extent, strategic growth investments offset in part by profit on higher sales in local currencies and productivity improvements, net of inflationary cost increases.
Other Expense, Net
The company reported other expense, net, of $126 million and $117 million in the second quarter of 2017 and 2016, respectively (Note 4). Interest expense increased $15 million primarily due to increases in outstanding debt to fund acquisitions.
Provision for Income Taxes
The company's effective tax rate was 2.1% in the second quarter of 2017. In 2017, the company continued to implement tax planning initiatives related to non-U.S. subsidiaries. The company implemented foreign tax credit planning in Sweden which resulted in $20 million of U.S. foreign tax credits, with no related incremental U.S. income tax expense. In the second quarter of 2017, the company also recorded $11 million of benefit associated with new required accounting for tax benefits from equity awards, as discussed in Note 1. The company expects its effective tax rate for all of 2017 will be less than 3% based on currently forecasted rates of profitability in the countries in which the company conducts business and expected generation of foreign tax credits. Due primarily to the non-deductibility of intangible asset amortization for tax purposes, the company’s cash payments for income taxes are higher than its income tax expense for financial reporting purposes and are expected to total $600 to $625 million in 2017.
The company's effective tax rate was 0.8% in the second quarter of 2016. In 2016, the company implemented tax planning initiatives related to non-U.S. subsidiaries. These non-U.S. subsidiaries incurred foreign tax obligations, and made cash and deemed distributions to the company’s U.S. operations which resulted in no net tax cost. As a result of these distributions, the company benefitted from U.S. foreign tax credits of $68 million, offset in part by additional U.S. taxes of $24 million on the related foreign income (which reduced the benefit from the foreign rate differential in 2016) for a net benefit of $44 million in the second quarter of 2016. The foreign tax credits are the result of foreign earnings remitted or deemed remitted to the U.S. during the reporting year and the U.S. treatment of taxes paid in the foreign jurisdictions in the years those profits were originally earned. The company intends to make similar types of distributions from non- U.S. subsidiaries when they can be made at no net tax cost. The ability of the company to make distributions in future periods of similar type and magnitude will depend on the level of earnings and cash flow in various foreign jurisdictions and on the applicable tax laws in effect at the time. Accordingly, the impact of foreign tax credits on the company's effective tax rate in future periods is likely to vary. The effective rate in both periods was also affected by relatively significant earnings in lower tax jurisdictions.
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

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

First Six Months of 2017 Compared With First Six Months of 2016

	Six Months Ended
(In millions)	July 1, 2017	July 2, 2016	Total Change	Currency Translation	Acquisitions/ Divestitures	Operations

Revenues
Life Sciences Solutions	$2,768.1	$2,585.6	$182.5	$(33.3)	$88.7	$127.1
Analytical Instruments	2,217.8	1,553.2	664.6	(22.6)	599.0	88.2
Specialty Diagnostics	1,728.2	1,705.9	22.3	(19.4)	1.8	39.9
Laboratory Products and Services	3,491.5	3,368.5	123.0	(42.5)	5.8	159.7
Eliminations	(450.6)	(383.2)	(67.4)	9.1	(3.6)	(72.9)

Consolidated Revenues	$9,755.0	$8,830.0	$925.0	$(108.7)	$691.7	$342.0
Sales in the first six months of 2017 were $9.76 billion, an increase of $925 million from the first six months of 2016. Sales increased $692 million due to acquisitions. The unfavorable effects of currency translation resulted in a decrease in revenues of $109 million in 2017. Aside from the effects of currency translation and acquisitions, revenues increased $342 million (4%) primarily due to increased demand. Sales to customers in each of the company's primary end markets grew. Demand from customers in pharmaceutical and biotech industries was particularly strong. Sales growth was moderate in North America and Europe and strong in Asia.
In the first six months of 2017, total company operating income and operating income margin were $1.37 billion and 14.1%, respectively, compared with $1.16 billion and 13.1%, respectively, in the first six months of 2016. The increase in operating income was primarily due to the effects of acquisitions, profit on higher sales in local currencies and productivity improvements, net of inflationary cost increases, offset in part by an increase in amortization of acquisition-related intangible assets, due to recent acquisitions, and strategic growth investments.
In the first six months of 2017, the company recorded restructuring and other costs, net, of $116 million, including $32 million of charges to cost of revenues primarily for the sale of inventories revalued at the date of acquisition and $38 million of charges to selling, general and administrative expenses primarily for changes in estimates of acquisition contingent consideration and third-party transaction costs associated with recent acquisitions, as well as the pending acquisition of Patheon. In addition, the company recorded $39 million of cash restructuring costs, primarily to achieve acquisition synergies, including severance and abandoned facilities costs associated with the closure and consolidation of facilities in the U.S. The company’s other businesses incurred costs for continued headcount reductions and facility consolidations in an effort to streamline operations including severance at several businesses and abandoned facility expenses at businesses that have been or are being consolidated in the U.S., Europe and Asia. The company also recorded $7 million of other costs, net, principally charges for litigation-related matters and the settlement of pension plans (see Note 13).
In the first six months of 2016, the company recorded restructuring and other costs, net, of $147 million, including $28 million of charges to cost of revenues primarily for the sale of inventories revalued at the date of acquisition; $33 million of charges to selling, general and administrative expenses, primarily for third-party transaction and integration costs related to the acquisition of Affymetrix. In addition, the company recorded $91 million of cash restructuring costs primarily for actions to achieve acquisition synergies including severance as well as abandoned facilities costs associated with the closure and consolidation of facilities in the U.S. The company’s other businesses incurred costs for continued headcount reductions and facility consolidations in an effort to streamline operations, including severance at several businesses and abandoned facility expenses at businesses that have been or are being consolidated in the U.S., Europe and Asia. These costs were partially offset by net gains on the settlement of litigation and real estate.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

Segment Results

	Six Months Ended
	July 1,	July 2,
(Dollars in millions)	2017	2016	Change

Revenues
Life Sciences Solutions	$2,768.1	$2,585.6	7%
Analytical Instruments	2,217.8	1,553.2	43%
Specialty Diagnostics	1,728.2	1,705.9	1%
Laboratory Products and Services	3,491.5	3,368.5	4%
Eliminations	(450.6)	(383.2)	18%

Consolidated Revenues	$9,755.0	$8,830.0	10%

Segment Income
Life Sciences Solutions	$882.0	$740.9	19%
Analytical Instruments	424.4	256.6	65%
Specialty Diagnostics	468.9	468.0	—%
Laboratory Products and Services	462.9	496.7	(7)%

Subtotal Reportable Segments	2,238.2	1,962.2	14%

Cost of Revenues Charges	(31.6)	(28.0)
Selling, General and Administrative Charges, Net	(38.3)	(32.7)
Restructuring and Other Costs, Net	(46.0)	(86.0)
Amortization of Acquisition-related Intangible Assets	(748.4)	(660.0)

Consolidated Operating Income	$1,373.9	$1,155.5	19%

Reportable Segments Operating Income Margin	22.9%	22.2%

Consolidated Operating Income Margin	14.1%	13.1%
Income from the company’s reportable segments increased 14% to $2.24 billion in the first six months of 2017 due primarily to the effects of acquisitions, profit on higher sales in local currencies and productivity improvements, net of inflationary cost increases, offset in part by strategic growth investments.
Life Sciences Solutions

	Six Months Ended
	July 1,	July 2,
(Dollars in millions)	2017	2016	Change

Revenues	$2,768.1	$2,585.6	7%

Operating Income Margin	31.9%	28.7%	3.2 pt
Sales in the Life Sciences Solutions segment increased $183 million to $2.77 billion in the first six months of 2017. Sales increased $127 million (5%) due to higher revenues at existing businesses and $89 million due to acquisitions, offset in part by a decrease of $33 million due to the unfavorable effects of currency translation. The increase in revenue at existing businesses was primarily due to increased demand for biosciences products as well as bioprocess production products and, to a lesser extent, genetic sciences products.
Operating income margin was 31.9% in the first six months of 2017 compared to 28.7% in the first six months of 2016. The increase resulted primarily from productivity improvements, net of inflationary cost increases, and, to a lesser extent, profit

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

on higher sales in local currencies and price increases. These increases were offset in part by acquisition dilution, strategic growth investments and, to a lesser extent, unfavorable sales mix.
Analytical Instruments

	Six Months Ended
	July 1,	July 2,
(Dollars in millions)	2017	2016	Change

Revenues	$2,217.8	$1,553.2	43%

Operating Income Margin	19.1%	16.5%	2.6 pt
Sales in the Analytical Instruments segment increased $665 million to $2.22 billion in the first six months of 2017. Sales increased $599 million due to acquisitions and $88 million (6%) due to higher revenues at existing businesses, offset in part by a decrease of $23 million due to the unfavorable effects of currency translation. The increase in revenue at existing businesses was primarily due to increased demand for products sold by the segment's chromatography and mass spectrometry business.
Operating income margin was 19.1% in the first six months of 2017 compared to 16.5% in the first six months of 2016. The increase resulted primarily from the effect of acquisitions, profit on higher sales in local currencies and, to a lesser extent, productivity improvements, net of inflationary cost increases, offset in part by strategic growth investments and unfavorable foreign currency exchange.
Specialty Diagnostics

	Six Months Ended
	July 1,	July 2,
(Dollars in millions)	2017	2016	Change

Revenues	$1,728.2	$1,705.9	1%

Operating Income Margin	27.1%	27.4%	-0.3 pt
Sales in the Specialty Diagnostics segment increased $22 million to $1.73 billion in the first six months of 2017. Sales increased $40 million (2%) due to higher revenues at existing businesses and $2 million due to an acquisition, offset in part by a decrease of $19 million due to the unfavorable effects of currency translation. The increase in revenue at existing businesses was due to increased broad based higher demand with particular strength in sales of clinical diagnostics products and products sold through the segment’s healthcare market channel.
Operating income margin was 27.1% in the first six months of 2017 compared to 27.4% in the first six months of 2016. The decrease resulted primarily from strategic growth investments offset in part by productivity improvements, net of inflationary cost increases, and profit on higher sales in local currencies.
Laboratory Products and Services

	Six Months Ended
	July 1,	July 2,
(Dollars in millions)	2017	2016	Change

Revenues	$3,491.5	$3,368.5	4%

Operating Income Margin	13.3%	14.7%	-1.4 pt
Sales in the Laboratory Products and Services segment increased $123 million to $3.49 billion in 2017. Sales increased $160 million (5%) due to higher revenues at existing businesses and $6 million due to an acquisition. These increases were offset in part by $43 million due to the unfavorable effects of currency translation. The increase in revenue at existing businesses was primarily due to increased demand for products sold through the segment's channel business and, to a lesser extent, laboratory equipment and consumables.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

Operating income margin was 13.3% in the first six months of 2017 compared to 14.7% in the first six months of 2016. The decrease was primarily due to unfavorable sales mix and strategic growth investments offset in part by profit on higher sales in local currencies and productivity improvements, net of inflationary cost increases.
Other Expense, Net
The company reported other expense, net, of $245 million and $211 million in the first six months of 2017 and 2016, respectively (Note 4). Interest expense increased $44 million primarily due to an increase in outstanding debt.
Provision for Income Taxes
The company recorded a benefit from income taxes in the first six months of 2017 as a result of a $65 million favorable adjustment to deferred tax balances due to extension of a tax holiday agreement in Singapore and $35 million of benefit associated with new required accounting for tax benefits from equity awards, as discussed in Note 1. The company implemented foreign tax credit planning in Sweden which resulted in $20 million of foreign tax credits, with no related incremental U.S. income tax expense.
The company's effective tax rate was 2.6% in the first six months of 2016. In 2016, the company implemented tax planning initiatives related to non-U.S. subsidiaries. These non-U.S. subsidiaries incurred foreign tax obligations, and made cash and deemed distributions to the company’s U.S. operations which resulted in no net tax cost. As a result of these distributions, the company benefitted from U.S. foreign tax credits of $114 million, offset in part by additional U.S. taxes of $40 million on the related foreign income (which reduced the benefit from the foreign rate differential in 2016) for a net benefit of $74 million. The foreign tax credits are the result of foreign earnings remitted or deemed remitted to the U.S. during the reporting year and the U.S. treatment of taxes paid in the foreign jurisdictions in the years those profits were originally earned. The company intends to make similar types of distributions from non-U.S. subsidiaries in 2017 when they can be made at no net tax cost. The ability of the company to make distributions in future periods of similar type and magnitude will depend on the level of earnings and cash flow in various foreign jurisdictions and on the applicable tax laws in effect at that time. Accordingly, the impact of foreign tax credits on the company’s effective tax rate in future periods is likely to vary. The tax provision in the 2016 period was unfavorably affected by $9 million, or 0.9 percentage points, as a result of adjustments to deferred tax balances due to changes in tax rates. The effective rate in both periods was also affected by relatively significant earnings in lower tax jurisdictions.
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
Liquidity and Capital Resources
Consolidated working capital was $2.38 billion at July 1, 2017, compared with $2.16 billion at December 31, 2016. Included in working capital were cash and cash equivalents of $611 million at July 1, 2017 and $786 million at December 31, 2016.
First Six Months of 2017
Cash provided by operating activities was $1.21 billion during the first six months of 2017. Increases in accounts receivable and inventories used cash of $127 million and $146 million, respectively, primarily to support growth in sales in local currencies. An increase in other assets used cash of $178 million primarily due to the timing of payments. A decrease in other liabilities used cash of $161 million primarily due to the timing of payments for incentive compensation and income taxes. Cash payments for income taxes decreased to $369 million during the first six months of 2017, compared with $516 million in the first six months of 2016. The company made cash contributions to its pension and postretirement benefit plans totaling $181 million during the first six months of 2017. Payments for restructuring actions, principally severance costs and lease and other expenses of real estate consolidation, used cash of $48 million during the first six months of 2017.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Liquidity and Capital Resources (continued)

During the first six months of 2017, the company’s investing activities used $477 million of cash. Acquisitions used cash of $307 million. The company’s investing activities also included the purchase of $181 million of property, plant and equipment. In July 2017, the company completed an acquisition for approximately $45 million in cash. In May 2017, the company commenced a tender offer to acquire Patheon N.V. for approximately $7.2 billion in cash (Note 2). The transaction, which is expected to close by the end of 2017, is subject to the satisfaction of customary closing conditions, including the receipt of applicable regulatory approvals. The company has committed debt financing for the acquisition (Note 8).
The company’s financing activities used $1.08 billion of cash during the first six months of 2017. Issuance of senior notes provided cash of $519 million and an increase in commercial paper obligations provided cash of $496 million. Repayment of senior notes and a term loan used cash of $1.33 billion. The company’s financing activities also included the repurchase of $750 million of the company’s common stock and the payment of $118 million in cash dividends, offset in part by $99 million of net proceeds from employee stock option exercises. On July 7, 2016, the Board of Directors authorized the repurchase of up to $1.50 billion of the company’s common stock. At August 4, 2017, $500 million was available for future repurchases of the company’s common stock under this authorization.
The company's commitments for purchases of property, plant and equipment, contractual obligations and other commercial commitments did not change materially between December 31, 2016 and July 1, 2017 except for the agreement to acquire Patheon. The company expects that for all of 2017, expenditures for property, plant and equipment, net of disposals, will approximate $500 million.
As of July 1, 2017, the company’s short-term debt totaled $1.54 billion consisting of commercial paper obligations. The company has a revolving credit facility with a bank group that provides up to $2.50 billion of unsecured multi-currency revolving credit. If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of July 1, 2017, no borrowings were outstanding under the company’s revolving credit facility, although available capacity was reduced by approximately $73 million as a result of outstanding letters of credit.
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
The company has a bridge loan facility to fund the acquisition of Patheon although it does not expect to draw on the facility but instead plans to raise equity and issue additional debt beyond the €2.6 billion July 2017 borrowings described in Note 14. The amount and timing of any offerings will be dependent on market conditions. Aside from the funding requirements to complete the Patheon acquisition, the company believes that its existing cash and cash equivalents of $611 million as of July 1, 2017 and its future cash flow from operations together with available borrowing capacity under its revolving credit agreement will be sufficient to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months.
First Six Months of 2016
Cash provided by operating activities was $1.25 billion during the first six months of 2016. Increases in accounts receivable and inventories used cash of $95 million and $26 million, respectively, primarily to support growth in sales in local currencies. An increase in other assets used cash of $85 million primarily due to the timing of payments. Other liabilities decreased by $144 million primarily due to the timing of payments for income taxes and incentive compensation. Cash payments for income taxes totaled $516 million. The company made cash contributions to its pension and postretirement benefit plans totaling $26 million during the first six months of 2016. Payments for restructuring actions, principally severance costs and lease and other expenses of real estate consolidation, used cash of $43 million during the first six months of 2016.
During the first six months of 2016, the company’s investing activities used $1.24 billion of cash. Acquisitions used cash of $1.03 billion. The company’s investing activities also included the purchase of $230 million of property, plant and equipment.
The company’s financing activities provided $229 million of cash during the first six months of 2016. Issuance of debt provided cash of $1.99 billion and an increase in commercial paper obligations provided cash of $936 million. The company’s financing activities also included the repurchase of $1.00 billion of the company's common stock and the payment of $119 million in cash dividends, offset in part by $78 million of net proceeds from employee stock option exercises.

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
Management’s Evaluation of Disclosure Controls and Procedures
The company’s management, with the participation of the company’s chief executive officer and chief financial officer, evaluated the effectiveness of the company’s disclosure controls and procedures as of July 1, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the company’s disclosure controls and procedures as of July 1, 2017, the company’s chief executive officer and chief financial officer concluded that, as of such date, the company’s disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended July 1, 2017, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

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
Risk Factors (continued)

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
As a multinational corporation, we are exposed to fluctuations in currency exchange rates, which could adversely affect our cash flows and results of operations. International markets contribute a substantial portion of our revenues, and we intend to continue expanding our presence in these regions. The exposure to fluctuations in currency exchange rates takes on different forms. International revenues and costs are subject to the risk that fluctuations in exchange rates could adversely affect our reported revenues and profitability when translated into U.S. dollars for financial reporting purposes. These fluctuations could also adversely affect the demand for products and services provided by us. As a multinational corporation, our businesses occasionally invoice third-party customers in currencies other than the one in which they primarily do business (the “functional currency”). Movements in the invoiced currency relative to the functional currency could adversely impact our cash flows and our results of operations. Should our international sales grow, exposure to fluctuations in currency exchange rates could have a larger effect on our financial results. In the first six months of 2017, currency translation had an unfavorable effect of $109 million on revenues due to the strengthening of the U.S. dollar relative to other currencies in which the company sells products and services.
Significant developments stemming from the recent U.S. presidential election or the U.K.’s referendum on membership in the EU could have an adverse effect on us. The new U.S. administration has called for substantial changes to trade agreements,

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

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
Our inability to complete pending acquisitions or to successfully integrate any new or previous acquisitions could have a material adverse effect on our business. Our business strategy includes the acquisition of technologies and businesses that complement or augment our existing products and services. In May 2017, we entered into an agreement to purchase, and commenced a tender offer to acquire, all of the issued and outstanding shares of Patheon N.V. Certain acquisitions, including the Patheon acquisition, may be difficult to complete for a number of reasons, including the need for antitrust and/or other regulatory approvals. Any acquisition we may complete may be made at a substantial premium over the fair value of the net identifiable assets of the acquired company. Further, we may not be able to integrate acquired businesses successfully into our existing businesses, make such businesses profitable, or realize anticipated cost savings or synergies, if any, from these acquisitions, which could adversely affect our business.
Moreover, we have acquired many companies and businesses. As a result of these acquisitions, we recorded significant goodwill and indefinite-lived intangible assets (primarily tradenames) on our balance sheet, which amount to approximately $21.85 billion and $1.28 billion, respectively, as of July 1, 2017. In addition, we have definite-lived intangible assets totaling $12.30 billion as of July 1, 2017. We assess the realizability of goodwill and indefinite-lived intangible assets annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. We assess the realizability of definite-lived intangible assets whenever events or changes in circumstances indicate that these assets may be impaired. These events or circumstances would generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and intangible assets will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill and intangible assets, we may be required to incur material charges relating to the impairment of those assets.
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

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

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

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

Our debt may restrict our investment opportunities or limit our activities. As of July 1, 2017, we had approximately $16.80 billion in outstanding indebtedness. In addition, we have availability to borrow under a revolving credit facility that provides for up to $2.50 billion of unsecured multi-currency revolving credit. We may also obtain additional long-term debt and lines of credit to meet future financing needs, which would have the effect of increasing our total leverage. For example, in July the company issued €2.6 billion of senior notes to fund part of the Patheon acquisition.
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
Additionally, the agreements governing our debt require that we maintain certain financial ratios, and contain affirmative and negative covenants that restrict our activities by, among other limitations, limiting our ability to incur additional indebtedness, merge or consolidate with other entities, make investments, create liens, sell assets and enter into transactions with affiliates. The covenants in our revolving credit facility (the “Facility”) include a total debt-to-Consolidated EBITDA ratio and an interest coverage ratio. Specifically, the company has agreed that, so long as any lender has any commitment under the Facility, any letter of credit is outstanding under the Facility, or any loan or other obligation is outstanding under the Facility, it will not permit (as the following terms are defined in the credit agreement governing the Facility) the Consolidated Leverage Ratio (the ratio of consolidated Indebtedness to Consolidated EBITDA) to be greater than 4.0 to 1.0 as of July 1, 2017 with such ratio stepping down to 3.5 to 1.0 beginning in the third quarter of 2017; provided that the leverage ratio may be temporarily increased to 4.5 to 1.0 (with subsequent step down to 3.5 to 1.0) in the case of a Qualified Acquisition.
The company has also agreed that so long as any lender has any commitment under the Facility or any letter of credit is outstanding under the Facility, or any loan or other obligation is outstanding under any Facility (including term loan and bridge facilities), it will not permit the Consolidated Interest Coverage Ratio (the ratio of Consolidated EBITDA to Consolidated Interest Expense) to be less than 3.0 to 1.0 as at the last day of any fiscal quarter.
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

THERMO FISHER SCIENTIFIC INC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
A summary of the share repurchase activity for the company's second quarter of 2017 follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plans or Programs (1) (in millions)

Fiscal April (Apr. 2 - May 6)	1,626,633	$153.69	1,626,633	$500.0
Fiscal May (May 7 - Jun. 3)	—		—	500.0
Fiscal June (Jun. 4 - Jul. 1)	—		—	500.0

Total Second Quarter	1,626,633	$153.69	1,626,633	$500.0

(1)
On July 7, 2016, the Board of Directors authorized the repurchase of up to $1.50 billion of the company’s common stock. All of the shares of common stock repurchased by the company during the second quarter of 2017 were purchased under this program.

Item 6.	Exhibits

See Exhibit Index on page 50.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 4, 2017	THERMO FISHER SCIENTIFIC INC.

/s/ Stephen Williamson
Stephen Williamson
Senior Vice President and Chief Financial Officer

/s/ Peter E. Hornstra
Peter E. Hornstra
Vice President and Chief Accounting Officer

THERMO FISHER SCIENTIFIC INC.
EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1
Purchase Agreement, dated as of May 15, 2017, by and between Thermo Fisher Scientific Inc., Thermo Fisher (CN) Luxembourg S.à r.l. and Patheon N.V. (filed as Exhibit 99.(D)(1) to the Registrant’s Tender Offer Statement on Schedule TO-T filed May 31, 2017 and incorporated in this document by reference).

4.1
Sixteenth Supplemental Indenture, dated as of July 24, 2017, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed July 24, 2017 [File No. 1-8002] and incorporated in this document by reference).

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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet at July 1, 2017 and December 31, 2016, (ii) Consolidated Statement of Income for the three and six months ended July 1, 2017 and July 2, 2016, (iii) Consolidated Statement of Comprehensive Income for the three and six months ended July 1, 2017 and July 2, 2016, (iv) Consolidated Statement of Cash Flows for the six months ended July 1, 2017 and July 2, 2016, (v) Consolidated Statement of Shareholders’ Equity for the six months ended July 1, 2017 and July 2, 2016 and (vi) Notes to Consolidated Financial Statements.