Form 10-Q
period 2017-09-30
THERMO FISHER SCIENTIFIC INC.
filed 2017-11-03
CIK 97745

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended
September 30, 2017
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

Registrant’s telephone number, including area code: (781) 622-1000
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at September 30, 2017
Common Stock, $1.00 par value	400,995,357

THERMO FISHER SCIENTIFIC INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2017

THERMO FISHER SCIENTIFIC INC.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30,	December 31,
(In millions except share and per share amounts)	2017	2016

Assets
Current Assets:
Cash and cash equivalents	$741.1	$786.2
Accounts receivable, less allowances of $105.7 and $77.3	3,657.0	3,048.5
Inventories	3,125.5	2,213.3
Refundable income taxes	552.1	378.3
Other current assets	768.3	594.7

Total current assets	8,844.0	7,021.0

Property, Plant and Equipment, Net	3,931.6	2,577.8
Acquisition-related Intangible Assets, Net	17,029.6	13,969.0
Other Assets	1,051.2	1,011.9
Goodwill	25,128.9	21,327.8

Total Assets	$55,985.3	$45,907.5

Liabilities and Shareholders' Equity
Current Liabilities:
Short-term obligations and current maturities of long-term obligations	$2,762.3	$1,255.5
Accounts payable	1,123.8	926.2
Accrued payroll and employee benefits	771.1	708.7
Accrued income taxes	125.7	165.4
Deferred revenue	747.3	485.9
Other accrued expenses	1,501.1	1,324.1

Total current liabilities	7,031.3	4,865.8

Deferred Income Taxes	3,134.6	2,557.4
Other Long-term Liabilities	1,887.2	1,572.6
Long-term Obligations	19,230.4	15,372.4

Shareholders' Equity:
Preferred stock, $100 par value, 50,000 shares authorized; none issued
Common stock, $1 par value, 1,200,000,000 shares authorized; 427,997,169 and 415,138,564 shares issued	428.0	415.1
Capital in excess of par value	14,112.0	12,139.6
Retained earnings	15,445.8	13,926.9
Treasury stock at cost, 27,001,812 and 21,690,679 shares	(3,101.1)	(2,306.0)
Accumulated other comprehensive items	(2,182.9)	(2,636.3)

Total shareholders' equity	24,701.8	21,539.3

Total Liabilities and Shareholders' Equity	$55,985.3	$45,907.5

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(In millions except per share amounts)	2017	2016	2017	2016

Revenues
Product revenues	$4,232.0	$3,866.5	$12,632.2	$11,453.0
Service revenues	884.2	624.4	2,239.0	1,867.9

Total revenues	5,116.2	4,490.9	14,871.2	13,320.9

Costs and Operating Expenses:
Cost of product revenues	2,173.7	2,024.3	6,547.7	5,997.2
Cost of service revenues	642.3	412.7	1,547.7	1,233.4
Selling, general and administrative expenses	1,396.8	1,274.6	4,015.5	3,710.6
Research and development expenses	218.1	183.3	655.1	542.2
Restructuring and other costs, net	49.1	54.9	95.1	140.9

Total costs and operating expenses	4,480.0	3,949.8	12,861.1	11,624.3

Operating Income	636.2	541.1	2,010.1	1,696.6
Other Expense, Net	(155.6)	(113.2)	(401.0)	(324.6)

Income from Continuing Operations Before Income Taxes	480.6	427.9	1,609.1	1,372.0
Benefit from Income Taxes	53.3	45.6	88.4	20.6

Income from Continuing Operations	533.9	473.5	1,697.5	1,392.6
Loss from Discontinued Operations (net of income tax benefit of $0.0, $0.0, $0.3 and $0.2)	—	—	(0.6)	(0.3)

Net Income	$533.9	$473.5	$1,696.9	$1,392.3

Earnings per Share from Continuing Operations
Basic	$1.35	$1.20	$4.33	$3.53
Diluted	$1.34	$1.19	$4.29	$3.50

Earnings per Share
Basic	$1.35	$1.20	$4.32	$3.53
Diluted	$1.34	$1.19	$4.29	$3.50

Weighted Average Shares
Basic	396.2	394.7	392.4	394.8
Diluted	399.6	397.4	395.6	397.6

Cash Dividends Declared per Common Share	$0.15	$0.15	$0.45	$0.45

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(In millions)	2017	2016	2017	2016

Comprehensive Income
Net Income	$533.9	$473.5	$1,696.9	$1,392.3

Other Comprehensive Items:
Currency translation adjustment	72.8	(77.0)	452.3	(127.8)
Unrealized gains and losses on available-for-sale investments:
Unrealized holding (losses) gains arising during the period (net of tax (benefit) provision of ($0.2), $0.1, $0.2 and ($0.2))	(1.3)	0.5	0.6	(1.0)
Reclassification adjustment for losses (gains) included in net income (net of tax benefit (provision) of $0.0, $0.2, ($0.6) and $0.2)	—	0.7	(1.0)	0.7
Unrealized gains and losses on hedging instruments:
Unrealized losses on hedging instruments (net of tax benefit of $22.4)	—	—	—	(36.6)
Reclassification adjustment for losses included in net income (net of tax benefit of $1.1, $1.2, $3.4 and $2.6)	1.9	1.8	5.6	4.3
Pension and other postretirement benefit liability adjustments:
Pension and other postretirement benefit liability adjustments arising during the period (net of tax benefit (provision) of $1.0, ($0.1), $4.6 and $0.0)	(2.2)	—	(11.3)	(1.1)
Amortization of net loss and prior service benefit included in net periodic pension cost (net of tax benefit of $0.7, $0.5, $2.8 and $1.4)	2.0	1.4	7.2	4.1

Total other comprehensive items	73.2	(72.6)	453.4	(157.4)

Comprehensive Income	$607.1	$400.9	$2,150.3	$1,234.9

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,	October 1,
(In millions)	2017	2016

Operating Activities
Net income	$1,696.9	$1,392.3
Loss from discontinued operations	0.6	0.3

Income from continuing operations	1,697.5	1,392.6

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,459.5	1,284.2
Change in deferred income taxes	(483.6)	(514.8)
Non-cash stock-based compensation	115.9	102.0
Non-cash charges for sale of inventories revalued at the date of acquisition	47.3	38.7
Other non-cash expenses, net	66.7	49.0
Changes in assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	(160.7)	(112.4)
Inventories	(208.3)	22.3
Other assets	(232.8)	(92.3)
Accounts payable	(0.1)	66.1
Other liabilities	23.4	(146.6)
Contributions to retirement plans	(184.5)	(33.1)

Net cash provided by continuing operations	2,140.3	2,055.7
Net cash used in discontinued operations	(1.8)	(3.0)

Net cash provided by operating activities	2,138.5	2,052.7

Investing Activities
Acquisitions, net of cash acquired	(7,160.2)	(5,143.0)
Purchase of property, plant and equipment	(292.8)	(310.9)
Proceeds from sale of property, plant and equipment	4.3	23.1
Proceeds from sale of investments	18.5	11.7
Other investing activities, net	(15.4)	(8.8)

Net cash used in investing activities	$(7,445.6)	$(5,427.9)

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(Unaudited)

	Nine Months Ended
	September 30,	October 1,
(In millions)	2017	2016

Financing Activities
Net proceeds from issuance of debt	$6,459.0	$7,605.8
Repayment of debt	(2,551.7)	(2,307.1)
Net proceeds from issuance of commercial paper	6,030.2	5,628.0
Repayments of commercial paper	(5,809.1)	(4,859.2)
Purchases of company common stock	(750.0)	(1,000.0)
Dividends paid	(177.1)	(179.2)
Net proceeds from issuance of company common stock	1,690.3	—
Net proceeds from issuance of company common stock under employee stock plans	107.7	75.1
Other financing activities, net	(1.0)	(13.6)

Net cash provided by financing activities	4,998.3	4,949.8

Exchange Rate Effect on Cash	256.1	(40.7)

(Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(52.7)	1,533.9
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	810.8	466.3

Cash, Cash Equivalents and Restricted Cash at End of Period	$758.1	$2,000.2

See Note 12 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Total Shareholders' Equity
(In millions)	Shares	Amount			Shares	Amount

Balance at December 31, 2015	411.9	$411.9	$11,801.2	$12,142.3	12.3	$(1,007.9)	$(1,997.3)	$21,350.2
Issuance of shares under employees' and directors' stock plans	3.1	3.1	139.7	—	0.3	(47.4)	—	95.4
Stock-based compensation	—	—	102.0	—	—	—	—	102.0
Tax benefit related to employees' and directors' stock plans	—	—	54.2	—	—	—	—	54.2
Purchases of company common stock	—	—	—	—	7.3	(1,000.0)	—	(1,000.0)
Dividends declared	—	—	—	(178.1)	—	—	—	(178.1)
Net income	—	—	—	1,392.3	—	—	—	1,392.3
Other comprehensive items	—	—	—	—	—	—	(157.4)	(157.4)

Balance at October 1, 2016	415.0	$415.0	$12,097.1	$13,356.5	19.9	$(2,055.3)	$(2,154.7)	$21,658.6

Balance at December 31, 2016	415.1	$415.1	$12,139.6	$13,926.9	21.7	$(2,306.0)	$(2,636.3)	$21,539.3
Issuance of shares under employees' and directors' stock plans	2.8	2.8	173.3	—	0.3	(45.1)	—	131.0
Issuance of shares	10.1	10.1	1,680.2	—	—	—	—	1,690.3
Stock-based compensation	—	—	115.9	—	—	—	—	115.9
Purchases of company common stock	—	—	—	—	5.0	(750.0)	—	(750.0)
Dividends declared	—	—	—	(178.0)	—	—	—	(178.0)
Net income	—	—	—	1,696.9	—	—	—	1,696.9
Other comprehensive items	—	—	—	—	—	—	453.4	453.4
Other	—	—	3.0	—	—	—	—	3.0

Balance at September 30, 2017	428.0	$428.0	$14,112.0	$15,445.8	27.0	$(3,101.1)	$(2,182.9)	$24,701.8

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
Interim Financial Statements
The interim consolidated financial statements presented herein have been prepared by the company, are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at September 30, 2017, the results of operations for the three- and nine-month periods ended September 30, 2017 and October 1, 2016, and the cash flows for the nine-month periods ended September 30, 2017 and October 1, 2016. Interim results are not necessarily indicative of results for a full year.
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
Note 1 to the consolidated financial statements for 2016 describes the significant accounting estimates and policies used in preparation of the consolidated financial statements. Except for the accounting for tax benefits from stock-based compensation as noted below under the caption Recent Accounting Pronouncements, there have been no material changes in the company’s significant accounting policies during the nine months ended September 30, 2017.
Inventories
The components of inventories are as follows:

	September 30,	December 31,
(In millions)	2017	2016

Raw Materials	$732.6	$466.3
Work in Process	532.3	327.9
Finished Goods	1,860.6	1,419.1

Inventories	$3,125.5	$2,213.3
Property, Plant and Equipment
Property, plant and equipment consists of the following:

	September 30,	December 31,
(In millions)	2017	2016

Land	$395.1	$305.6
Buildings and Improvements	1,622.1	1,154.2
Machinery, Equipment and Leasehold Improvements	4,068.5	2,955.7

Property, Plant and Equipment, at Cost	6,085.7	4,415.5
Less: Accumulated Depreciation and Amortization	2,154.1	1,837.7

Property, Plant and Equipment, Net	$3,931.6	$2,577.8

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Acquisition-related Intangible Assets
Acquisition-related intangible assets are as follows:

	Balance at September 30, 2017			Balance at December 31, 2016
(In millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Definite Lived:
Customer relationships	$17,288.4	$(5,614.4)	$11,674.0	$13,167.3	$(4,821.4)	$8,345.9
Product technology	5,999.6	(2,676.1)	3,323.5	5,679.7	(2,204.2)	3,475.5
Tradenames	1,531.5	(774.6)	756.9	1,452.2	(646.0)	806.2
Other	34.4	(34.3)	0.1	33.0	(33.0)	—

	24,853.9	(9,099.4)	15,754.5	20,332.2	(7,704.6)	12,627.6
Indefinite Lived:
Tradenames	1,234.8	—	1,234.8	1,234.8	—	1,234.8
In-process research and development	40.3	—	40.3	106.6	—	106.6

	1,275.1	—	1,275.1	1,341.4	—	1,341.4

Acquisition-related Intangible Assets	$26,129.0	$(9,099.4)	$17,029.6	$21,673.6	$(7,704.6)	$13,969.0
Warranty Obligations
The liability for warranties is included in other accrued expenses in the accompanying balance sheet. The changes in the carrying amount of standard product warranty obligations are as follows:

	Nine Months Ended
	September 30,	October 1,
(In millions)	2017	2016

Beginning Balance	$77.9	$55.8
Provision charged to income	76.5	68.6
Usage	(74.7)	(64.5)
Acquisitions	0.5	16.8
Adjustments to previously provided warranties, net	(2.3)	(1.8)
Currency translation	3.3	0.5

Ending Balance	$81.2	$75.4
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
Recent Accounting Pronouncements
In August 2017, the FASB issued new guidance to simplify the application of hedge accounting guidance. Among other things, the new guidance will permit more hedging strategies to qualify for hedge accounting, allow for additional time to perform an initial assessment of a hedge’s effectiveness, and permit a qualitative effectiveness test for certain hedges after

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

initial qualification. The guidance is effective for the company in 2019. Early adoption is permitted. The company is currently evaluating the impact this guidance will have on its consolidated financial statements.
In March 2017, the FASB issued new guidance intended to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The new guidance requires the service cost component of net periodic cost be reported in the same line item(s) as other employee compensation costs and all other components of the net periodic cost be reported in the income statement below operating income. The guidance is effective for the company in 2018. The adoption of this guidance is not expected to have a material impact on the company’s consolidated financial statements.
In January 2017, the FASB issued new guidance that eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, the new guidance will require entities to record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The guidance is effective for the company no later than 2020. The company plans to adopt this guidance early when it performs its annual goodwill impairment test in the fourth quarter of 2017. The adoption of this guidance is not expected to have a material impact on the company’s consolidated financial statements.
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
In November 2016, the FASB issued new guidance intended to reduce diversity in practice in the classification and presentation of changes in restricted cash on the statement of cash flows. The company adopted this guidance on January 1, 2017 and applied the changes to the statement of cash flows retrospectively, as required. The table below summarizes the impact of adopting this and related guidance on the company’s consolidated statement of cash flows for the nine months ended October 1, 2016.
In October 2016, the FASB issued new guidance eliminating the deferral of the tax effects of intra-entity asset transfers. The guidance is effective for the company in 2018. The impact of this guidance will be dependent on the extent of future asset transfers which usually occur in connection with planning around acquisitions and other business structuring activities.
In August 2016, the FASB issued new guidance intended to reduce diversity in practice in how certain transactions are classified on the statement of cash flows. The company adopted this guidance on January 1, 2017 and applied the changes to the statement of cash flows retrospectively, as required. The table below summarizes the impact of adopting this and related guidance on the company’s consolidated statement of cash flows for the nine months ended October 1, 2016.
In March 2016, the FASB issued new guidance which affects the accounting for stock-based compensation. The new guidance simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The company adopted this guidance on January 1, 2017 and applied the changes to the statement of cash flows retrospectively. The table below summarizes the impact of adopting this and related guidance on the company’s consolidated statement of cash flows. Adoption of this guidance decreased the company's tax provision in the first nine months of 2017 by $51 million and increased diluted earnings per share for the same period by $0.13. The impact in future periods will be dependent upon changes in the company's stock price, the volume of employee stock option exercises and the timing of service- and performance-based restricted unit vesting.
The guidance issued in November 2016, August 2016 and the provisions of the guidance issued in March 2016 which affected classification on the statement of cash flows were applied retrospectively. As a result of adoption of this guidance, the accompanying statement of cash flows for the first nine months of 2016 reflect the following changes from previously reported amounts:

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Nine Months Ended
(In millions)	October 1, 2016

Increase in Net Cash Provided by Operating Activities	$102.3
Decrease in Net Cash Used in Investing Activities	16.1
Decrease in Net Cash Provided by Financing Activities	(102.3)
In February 2016, the FASB issued new guidance which requires lessees to record most leases on their balance sheets as lease liabilities, initially measured at the present value of the future lease payments, with corresponding right-of-use assets. The new guidance also sets forth new disclosure requirements related to leases. The company plans to adopt the guidance in 2019 using a modified retrospective method. The company is currently evaluating the impact this guidance will have on its consolidated financial statements, however, assets and liabilities will increase upon adoption for right-of-use assets and lease liabilities. The company’s future commitments under lease obligations are summarized in Note 10 to the consolidated financial statements for 2016 included in the company’s Annual Report on Form 10-K, filed with the SEC.
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
In May 2014, the FASB issued new revenue recognition guidance which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity's nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. During 2016, the FASB issued additional guidance and clarification. The guidance is currently effective for the company in 2018. The company will adopt this guidance through application of the modified retrospective method.
The company is continuing to evaluate the standard’s impact on its consolidated financial statements, including the impact on the recently acquired Patheon business, by finalizing operating site surveys, reviewing unique customer contract terms, and developing processes to manage the changes in the revenue recognition guidance and gather information for the required disclosures. The company expects this undertaking will be complete in the fourth quarter of 2017.
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
2017
On August 28, 2017, the company acquired, within the Laboratory Products and Services segment, substantially all of the issued and outstanding shares of Patheon N.V., a leading global provider of high-quality drug development and delivery solutions to the pharmaceutical and biopharma sectors, for $35.00 per share in cash, or $7.36 billion, including the assumption of net debt. The company financed the purchase price, including the repayment of indebtedness of Patheon, with issuances of debt and equity (Notes 8 and 10).
Patheon provides comprehensive, integrated and highly customizable solutions as well as the expertise to help biopharmaceutical companies of all sizes satisfy complex development and manufacturing needs. The acquisition provided entry into the contract development and manufacturing organization market and added a complementary service to the company's existing portfolio. Patheon's revenues totaled $1.87 billion for the year ended October 31, 2016. The purchase price exceeded the fair market value of the identifiable net assets and, accordingly, $3.17 billion was allocated to goodwill, none of which is tax deductible.
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
On February 14, 2017, the company acquired, within the Life Sciences Solutions segment, Finesse Solutions, Inc., a North America-based developer of scalable control automation systems and software for bioproduction, for a total purchase price of $221 million, net of cash acquired. The acquisition expanded the company's bioproduction offerings. Revenues of Finesse Solutions were approximately $50 million in 2016. The purchase price exceeded the fair market value of the identifiable net assets and, accordingly, $135 million was allocated to goodwill, none of which is tax deductible.
In addition, in 2017 the company acquired, within the Specialty Diagnostics segment, a North America-based molecular diagnostics company offering qPCR tests to the transplant community, for an aggregate purchase price of $43 million.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The components of the purchase price and net assets acquired for 2017 acquisitions are as follows:

(In millions)	Patheon	Core Informatics	Finesse Solutions	Other	Total

Purchase Price
Cash paid	$6,861.1	$94.6	$223.1	$45.6	$7,224.4
Debt assumed	488.1	—	—	0.2	488.3
Fair value of contingent consideration	—	9.1	—	3.1	12.2
Fair value of equity awards exchanged	6.1	—	—	—	6.1
Purchase price payable	49.9	—	—	—	49.9
Cash acquired	(47.5)	(10.1)	(2.1)	(6.0)	(65.7)

	$7,357.7	$93.6	$221.0	$42.9	$7,715.2

Net Assets Acquired
Current assets	$1,060.3	$2.0	$18.0	$4.3	$1,084.6
Property, plant and equipment	1,306.9	0.2	1.6	0.7	1,309.4
Definite-lived intangible assets:
Customer relationships	3,607.0	6.3	67.7	15.1	3,696.1
Product technology	—	29.1	32.0	5.0	66.1
Tradenames and other	109.6	2.7	2.2	—	114.5
Indefinite-lived intangible assets:
In-process research and development	—	—	1.6	—	1.6
Goodwill	3,168.9	62.5	134.7	27.2	3,393.3
Other assets	58.8	—	—	—	58.8
Deferred tax liabilities	(1,029.7)	(3.7)	(22.3)	(7.7)	(1,063.4)
Other liabilities assumed	(924.1)	(5.5)	(14.5)	(1.7)	(945.8)

	$7,357.7	$93.6	$221.0	$42.9	$7,715.2
The weighted-average amortization periods for definite-lived intangible assets acquired in 2017 are 17 years for customer relationships, 10 years for product technology and 4 years for tradenames and other. The weighted average amortization period for all definite-lived intangible assets acquired in 2017 is 16 years.
The preliminary allocation of the purchase price for Patheon was based on estimates of the fair value of the net assets acquired and is subject to adjustment upon finalization of the valuation of the acquired intangible assets, property, plant and equipment and the related deferred taxes. Measurements of these items inherently require significant estimates and assumptions.
Unaudited Pro Forma Information
The following unaudited pro forma information provides the effect of the company's acquisition of Patheon as if the acquisition had occurred on January 1, 2016, and the effects of the company's 2016 acquisitions of FEI Company and Affymetrix, Inc. as if the acquisitions had occurred on January 1, 2015:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(In millions except per share amounts)	2017	2016	2017	2016

Revenues	$5,392.9	$5,113.1	$16,075.9	$15,379.4

Net Income	$522.0	$446.6	$1,671.1	$1,133.4

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The historical consolidated financial information of the company, Patheon, FEI, and Affymetrix has been adjusted in the pro forma information to give effect to pro forma events that are directly attributable to the acquisitions and related financing arrangements, are expected to have a continuing impact on the company, and are factually supportable.
To reflect the acquisition of Patheon as if it had occurred on January 1, 2016, the unaudited pro forma results include adjustments to reflect, among other things, the incremental intangible asset amortization to be incurred based on the preliminary values of each identifiable intangible asset and the interest expense from debt financing obtained to partially fund the cash consideration transferred. Pro forma adjustments were tax effected at the company's historical statutory rates in effect for the respective periods. The unaudited pro forma amounts are not necessarily indicative of the combined results of operations that would have been realized had the acquisition of Patheon and related financing occurred on January 1, 2016, nor are they meant to be indicative of any anticipated combined results of operations that the company will experience after the transaction. In addition, the amounts do not include any adjustments for actions that may be taken following the completion of the transaction, such as expected cost savings, operating synergies, or revenue enhancements that may be realized subsequent to the transaction.
Pro forma net income for the nine months ended September 30, 2017, excludes certain items associated with the Patheon acquisition that were included in the determination of net income for that period. These items have been included in the determination of pro forma net income for the nine months ended October 1, 2016 and are as follows: $42 million of direct transaction costs, $33 million of accounting policy conformity adjustments, $18 million of initial restructuring costs, $18 million reduction of revenues for revaluing the deferred revenue obligations to fair value, and $15 million of expense related to the fair value adjustment to acquisition-date inventories.
The company’s results would not have been materially different from its pro forma results had the company’s other 2016 or 2017 acquisitions occurred at the beginning of 2015 or 2016, respectively.
Revenues of Patheon in 2017, subsequent to the date of acquisition, were $190 million. Operating losses for the same period totaled $53 million, primarily due to acquisition-related charges and restructuring charges related to synergy planning.
Revenues and operating income of the FEI acquisition in the first nine months of 2017 were $928 million and $71 million, respectively. Operating results include significant acquisition-related and restructuring costs related to synergy planning.

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
Laboratory Products and Services: provides virtually everything needed for the laboratory, including a combination of self-manufactured and sourced products for customers in research, academic and government settings. The segment also includes a comprehensive offering of outsourced services used by the pharmaceutical and biotech industries for drug development, clinical trials logistics and commercial drug manufacturing.
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
Business Segment Information

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(In millions)	2017	2016	2017	2016

Revenues
Life Sciences Solutions	$1,382.0	$1,312.3	$4,150.1	$3,897.9
Analytical Instruments	1,189.6	898.0	3,407.4	2,451.2
Specialty Diagnostics	843.7	798.9	2,571.9	2,504.8
Laboratory Products and Services	1,933.0	1,674.5	5,424.5	5,043.0
Eliminations	(232.1)	(192.8)	(682.7)	(576.0)

Consolidated revenues	5,116.2	4,490.9	14,871.2	13,320.9

Segment Income (a)
Life Sciences Solutions	453.0	387.9	1,335.0	1,128.8
Analytical Instruments	256.6	190.1	681.0	446.7
Specialty Diagnostics	218.8	214.4	687.7	682.4
Laboratory Products and Services	243.4	240.1	706.3	736.8

Subtotal reportable segments (a)	1,171.8	1,032.5	3,410.0	2,994.7

Cost of revenues charges	(45.1)	(32.4)	(76.7)	(60.4)
Selling, general and administrative charges, net	(36.4)	(62.5)	(74.7)	(95.2)
Restructuring and other costs, net	(49.1)	(54.9)	(95.1)	(140.9)
Amortization of acquisition-related intangible assets	(405.0)	(341.6)	(1,153.4)	(1,001.6)

Consolidated operating income	636.2	541.1	2,010.1	1,696.6
Other expense, net (b)	(155.6)	(113.2)	(401.0)	(324.6)

Income from continuing operations before income taxes	$480.6	$427.9	$1,609.1	$1,372.0

Depreciation
Life Sciences Solutions	$31.7	$34.4	$96.9	$109.0
Analytical Instruments	17.4	11.4	51.5	30.9
Specialty Diagnostics	18.5	17.3	53.8	53.5
Laboratory Products and Services	44.2	28.3	103.9	89.2

Consolidated depreciation	$111.8	$91.4	$306.1	$282.6

(a)
Represents operating income before certain charges to cost of revenues and selling, general and administrative expenses; restructuring and other costs, net; and amortization of acquisition-related intangibles.

(b)	The company does not allocate other expense, net to its segments.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4.	Other Expense, Net
The components of other expense, net, in the accompanying statement of income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(In millions)	2017	2016	2017	2016

Interest Income	$24.4	$10.4	$60.7	$34.4
Interest Expense	(156.7)	(113.3)	(425.7)	(338.3)
Other Items, Net	(23.3)	(10.3)	(36.0)	(20.7)

Other Expense, Net	$(155.6)	$(113.2)	$(401.0)	$(324.6)
In the first nine months of 2017, other items, net includes $32 million of charges related to amortization of fees paid to obtain bridge financing commitments related to the Patheon acquisition (Note 2) and $4 million of losses on the early extinguishment of debt, offset in part by $6 million of gains on investments.
In the first nine months of 2016, other items, net includes $22 million of charges related to amortization of fees paid to obtain bridge financing commitments for the acquisition of FEI and $7 million of losses on the early extinguishment of debt, offset in part by $4 million of gains on investments.

Note 5.	Stock-based Compensation Expense
The components of stock-based compensation expense are primarily included in selling, general and administrative expenses and are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(In millions)	2017	2016	2017	2016

Stock Option Awards	$18.1	$10.4	$39.5	$31.0
Restricted Unit Awards	26.6	24.5	76.4	71.0

Total Stock-based Compensation Expense	$44.7	$34.9	$115.9	$102.0
During the first nine months of 2017, the company made equity compensation grants to employees consisting of 0.8 million service- and performance-based restricted stock units and options to purchase 2.5 million shares.
As a result of the acquisition of Patheon (Note 2), unvested Patheon restricted stock units were converted into 0.2 million of company restricted stock units and unvested options to purchase shares of Patheon common stock were converted into options to purchase 0.3 million shares of company common stock. These awards had an aggregate fair value at the date of the acquisition of $61 million, of which $6 million was recorded as part of the acquisition consideration and the remainder will be recorded as compensation cost over the requisite service periods.
As of September 30, 2017, there was $114 million of total unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized through 2021 with a weighted average amortization period of 2.7 years.
As of September 30, 2017, there was $174 million of total unrecognized compensation cost related to unvested restricted stock unit awards. The cost is expected to be recognized through 2021 with a weighted average amortization period of 2.2 years.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 6.	Income Taxes
The provision for income taxes in the accompanying statement of income differs from the provision calculated by applying the statutory federal income tax rate of 35% to income from continuing operations before provision for income taxes due to the following:

	Nine Months Ended
	September 30,	October 1,
(In millions)	2017	2016

Provision for Income Taxes at Statutory Rate	$563.2	$480.2

Increases (Decreases) Resulting From:
Foreign rate differential	(287.0)	(189.7)
Foreign exchange loss on inter-company debt refinancing	(236.8)	—
Income tax credits	(100.5)	(233.6)
Manufacturing deduction	(5.7)	(25.5)
Withholding taxes	48.7	—
Singapore tax holiday	(16.7)	(14.0)
Impact of change in tax laws and apportionment on deferred taxes	(60.1)	0.3
Nondeductible expenses	9.1	6.3
Provision of tax reserves, net	12.5	—
Excess tax benefits from stock options and restricted stock units	(50.7)	—
Tax return reassessments and settlements	4.8	(41.0)
Valuation allowance	49.8	—
State income taxes, net of federal tax	(14.5)	(6.3)
Other, net	(4.5)	2.7

Benefit from income taxes	$(88.4)	$(20.6)
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
In the third quarter of 2017 the company refinanced certain long term inter-company debt which resulted in an income tax benefit of $237 million related to a foreign exchange loss recognized for income tax purposes. As a result of this foreign exchange loss, the company has reduced its forecasted benefit from foreign tax credits by $100 million as this loss reduces expected U.S. taxes that these credits would have offset for 2017.
In 2017, the company continued to implement tax planning initiatives related to non U.S. subsidiaries. The company implemented foreign tax credit planning in Sweden which resulted in $20 million of foreign tax credits, with no related incremental U.S. income tax expense.
The company receives a tax deduction upon exercise of non-qualified stock options by employees, or the vesting of restricted stock units held by employees, for the difference between the exercise price and the market price of the underlying common stock on the date of exercise. Prior to 2017, the amount of the tax deduction in excess of compensation cost recognized was allocated to capital in excess of par value. Beginning in 2017, these excess tax benefits reduce the tax provision as described in Note 1. In the first nine months of 2017, the company's tax provision was reduced by $51 million of such benefits.
The company has significant activities in Singapore and has received considerable tax incentives. The local taxing authority granted the company pioneer company status which provides an incentive encouraging companies to undertake activities that have the effect of promoting economic or technological development in Singapore. This incentive equates to a tax exemption on earnings associated with most of the company’s manufacturing activities in Singapore and continues through December 31, 2026. In 2017 and 2016, the impact of this tax holiday decreased the annual effective tax rates by 1.0 percentage

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

point and 1.0 percentage point, respectively, and increased diluted earnings per share by approximately $0.04 and $0.04, respectively. In connection with the March 2017 extension of this agreement until 2026, the company recorded a benefit in Q1 2017 of approximately $65 million ($0.16 per diluted share) for the effect on deferred tax balances of the extended tax holiday.
The company’s unrecognized tax benefits increased to $866 million at September 30, 2017, from $802 million at December 31, 2016. Increases of $43 million, as a result of a prior year foreign exchange loss recognized on the refinancing of certain long term inter-company debt, and $15 million, due to the acquisition of Patheon, were offset in part by a decrease of $12 million as a result of an adjustment to a prior year amended tax filing.

Note 7.	Earnings per Share

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(In millions except per share amounts)	2017	2016	2017	2016

Income from Continuing Operations	$533.9	$473.5	$1,697.5	$1,392.6
Loss from Discontinued Operations	—	—	(0.6)	(0.3)

Net Income	$533.9	$473.5	$1,696.9	$1,392.3

Basic Weighted Average Shares	396.2	394.7	392.4	394.8
Plus Effect of:
Stock options and restricted units	3.4	2.7	3.2	2.8

Diluted Weighted Average Shares	399.6	397.4	395.6	397.6

Basic Earnings per Share:
Continuing operations	$1.35	$1.20	$4.33	$3.53
Discontinued operations	—	—	—	—

Basic Earnings per Share	$1.35	$1.20	$4.32	$3.53

Diluted Earnings per Share:
Continuing operations	$1.34	$1.19	$4.29	$3.50
Discontinued operations	—	—	—	—

Diluted Earnings per Share	$1.34	$1.19	$4.29	$3.50
Options to purchase 2.1 million, 0.1 million, 2.2 million and 1.8 million shares of common stock were not included in the computation of diluted earnings per share for the third quarter of 2017 and 2016 and the first nine months of 2017 and 2016, respectively, because their effect would have been antidilutive.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 8.	Debt and Other Financing Arrangements

	Effective Interest Rate at September 30,	September 30,	December 31,
(Dollars in millions)	2017	2017	2016

Commercial Paper	(0.20)%	$1,299.5	$953.3
Term Loan	2.32%	750.0	825.0
1.85% 5-Year Senior Notes, Due 1/15/2018		—	500.0
Floating Rate 2-Year Senior Notes, Due 8/9/2018 (euro-denominated)	0.37%	708.8	631.0
2.15% 3-Year Senior Notes, Due 12/14/2018	2.35%	450.0	450.0
2.40% 5-Year Senior Notes, Due 2/1/2019	2.59%	900.0	900.0
Floating Rate 2-Year Senior Notes, Due 7/24/2019 (euro-denominated)	0.09%	590.7	—
6.00% 10-Year Senior Notes, Due 3/1/2020	2.98%	750.0	750.0
4.70% 10-Year Senior Notes, Due 5/1/2020	4.23%	300.0	300.0
1.50% 5-Year Senior Notes, Due 12/1/2020 (euro-denominated)	1.62%	502.1	447.0
5.00% 10-Year Senior Notes, Due 1/15/2021	3.24%	400.0	400.0
4.50% 10-Year Senior Notes, Due 3/1/2021	4.97%	1,000.0	1,000.0
3.60% 10-Year Senior Notes, Due 8/15/2021	4.68%	1,100.0	1,100.0
3.30% 7-Year Senior Notes, Due 2/15/2022	3.43%	800.0	800.0
2.15% 7-Year Senior Notes, Due 7/21/2022 (euro-denominated)	2.28%	590.7	525.9
3.15% 10-Year Senior Notes, Due 1/15/2023	3.30%	800.0	800.0
3.00% 7-Year Senior Notes, Due 4/15/2023	4.90%	1,000.0	1,000.0
4.15% 10-Year Senior Notes, Due 2/1/2024	4.16%	1,000.0	1,000.0
0.75% 8-Year Senior Notes, Due 9/12/2024 (euro-denominated)	0.94%	1,181.4	1,051.7
2.00% 10-Year Senior Notes, Due 4/15/2025 (euro-denominated)	2.10%	756.1	673.1
3.65% 10-Year Senior Notes, Due 12/15/2025	3.77%	350.0	350.0
1.40% 8.5-Year Senior Notes, Due 1/23/2026 (euro-denominated)	1.53%	827.0	—
2.95% 10-Year Senior Notes, Due 9/19/2026	3.19%	1,200.0	1,200.0
1.45% 10-Year Senior Notes, Due 3/16/2027 (euro-denominated)	1.66%	590.7	—
3.20% 10-Year Senior Notes, Due 8/15/2027	3.38%	750.0	—
1.375% 12-Year Senior Notes, Due 9/12/2028 (euro-denominated)	1.46%	708.8	631.0
1.95% 12-Year Senior Notes, Due 7/24/2029 (euro-denominated)	2.08%	827.0	—
2.875% 20-Year Senior Notes, Due 7/24/2037 (euro-denominated)	2.94%	827.0	—
5.30% 30-Year Senior Notes, Due 2/1/2044	5.37%	400.0	400.0
4.10% 30-Year Senior Notes, Due 8/15/2047	4.23%	750.0	—
Other		21.2	13.0

Total Borrowings at Par Value		22,131.0	16,701.0
Fair Value Hedge Accounting Adjustments		(43.2)	(49.3)
Unamortized Premium, Net		3.3	52.2
Unamortized Debt Issuance Costs		(98.4)	(76.0)

Total Borrowings at Carrying Value		21,992.7	16,627.9
Less: Short-term Obligations and Current Maturities		2,762.3	1,255.5

Long-term Obligations		$19,230.4	$15,372.4
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Credit Facilities
The company has a revolving credit facility with a bank group that provides for up to $2.50 billion of unsecured multi-currency revolving credit. The facility expires in July 2021. The agreement calls for interest at either a LIBOR-based rate, a EURIBOR-based rate (for funds drawn in Euro) or a rate based on the prime lending rate of the agent bank, at the company’s option. The agreement contains affirmative, negative and financial covenants, and events of default customary for financings of this type. The covenants in our revolving credit facility (the Facility) include a Consolidated Leverage Ratio (total debt-to-Consolidated EBITDA) and a Consolidated Interest Coverage ratio (Consolidated EBITDA to Consolidated Interest Expense), as such terms are defined in the Facility. Specifically, the company has agreed that, so long as any lender has any commitment under the Facility, any letter of credit is outstanding under the Facility, or any loan or other obligation is outstanding under the Facility, it will maintain a maximum Consolidated Leverage Ratio of 4.5:1.0 for the third and fourth quarter of 2017, with such maximum ratio stepping down to 4.0:1.0 for the first and second quarters of 2018 and then stepping down to 3.5:1.0 for the third quarter of 2018 and thereafter. The company has also agreed that so long as any lender has any commitment under the Facility or any letter of credit is outstanding under the Facility, or any loan or other obligation is outstanding under the Facility, it will maintain a minimum Consolidated Interest Coverage Ratio of 3.0:1.0 as of the last day of any fiscal quarter. As of September 30, 2017, no borrowings were outstanding under the facility, although available capacity was reduced by approximately $73 million as a result of outstanding letters of credit.
Commercial Paper Programs
The company has commercial paper programs pursuant to which it may issue and sell unsecured, short-term promissory notes (CP Notes). Under the U.S. program, a) maturities may not exceed 397 days from the date of issue and b) the CP Notes are issued on a private placement basis under customary terms in the commercial paper market and are not redeemable prior to maturity nor subject to voluntary prepayment. Under the euro program, maturities may not exceed 183 days and may be denominated in euro, U.S. dollars, Japanese yen, British pounds sterling, Swiss franc, Canadian dollars or other currencies. Under both programs, the CP Notes are issued at a discount from par (or premium to par, in the case of negative interest rates), or, alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. As of September 30, 2017, outstanding borrowings under these programs were $1.30 billion, with a weighted average remaining period to maturity of 41 days and are classified as short-term obligations in the accompanying balance sheet.
Term Loan
In connection with the acquisition of Patheon (Note 2), the company entered into a $1.50 billion 364-day unsecured term loan facility. The term loan agreement calls for interest at either a LIBOR-based rate or a rate based on the prime lending rate of the agent bank, at the company’s option. The term loan agreement contains affirmative, negative and financial covenants, and events of default customary for financings of this type. The financial covenants are consistent with those in the revolving credit facility described above.
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
During the third quarter of 2017, the company issued the Floating Rate Senior Notes due 2019, the 1.40% Senior Notes due 2026, the 3.20% Senior Notes due 2027, the 1.95% Senior Notes due 2029, the 2.875% Senior Notes due 2037 and the 4.10% Senior Notes due 2047, included in the table above. The proceeds from these issuances, along with the proceeds of the term loan described above and the stock issuance described in Note 10, were used to fund the acquisition of Patheon (Note 2).
Interest Rate Swap Arrangements
The company has entered into LIBOR-based interest rate swap arrangements with various banks on several of its outstanding senior notes. The aggregate amounts of the swaps are equal to the principal amounts of the notes and the payment

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

dates of the swaps coincide with the interest payment dates of the notes. The swap contracts provide for the company to pay a variable interest rate and receive a fixed rate. The variable interest rates reset monthly. The swaps have been accounted for as fair value hedges of the notes. See Note 11 for additional information. The following table summarizes the outstanding interest rate swap arrangements on the company's senior notes at September 30, 2017:

	Aggregate Notional Amount		Pay Rate as of
(Dollars in millions)		Pay Rate	September 30, 2017	Receive Rate

4.50% Senior Notes due 2021	1,000.0	1-month LIBOR + 3.4420%	4.6792%	4.50%
3.60% Senior Notes due 2021	1,100.0	1-month LIBOR + 2.5150%	3.7494%	3.60%
3.00% Senior Notes due 2023	1,000.0	1-month LIBOR + 1.7640%	2.9984%	3.00%

Note 9.	Commitments and Contingencies
Environmental Matters
The company is currently involved in various stages of investigation and remediation related to environmental matters. The company cannot predict all potential costs related to environmental remediation matters and the possible impact on future operations given the uncertainties regarding the extent of the required cleanup, the complexity and interpretation of applicable laws and regulations, the varying costs of alternative cleanup methods and the extent of the company’s responsibility. Expenses for environmental remediation matters related to the costs of installing, operating and maintaining groundwater-treatment systems and other remedial activities related to historical environmental contamination at the company’s domestic and international facilities were not material in any period presented. The company records accruals for environmental remediation liabilities, based on current interpretations of environmental laws and regulations, when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. The company calculates estimates based upon several factors, including reports prepared by environmental specialists and management’s knowledge of and experience with these environmental matters. The company includes in these estimates potential costs for investigation, remediation and operation and maintenance of cleanup sites. At September 30, 2017, the company’s total environmental liability was approximately $46 million. While management believes the accruals for environmental remediation are adequate based on current estimates of remediation costs, the company may be subject to additional remedial or compliance costs due to future events such as changes in existing laws and regulations, changes in agency direction or enforcement policies, developments in remediation technologies or changes in the conduct of the company’s operations, which could have a material adverse effect on the company’s financial position, results of operations or cash flows.
Litigation and Related Contingencies
There are various lawsuits and claims pending against the company including matters involving product liability, intellectual property, employment and commercial issues. The company determines the probability and range of possible loss based on the current status of each of these matters. A liability is recorded in the financial statements if it is believed to be probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The company establishes a liability that is an estimate of amounts expected to be paid in the future for events that have already occurred. The company accrues the most likely amount or at least the minimum of the range of probable loss when a range of probable loss can be estimated. The accrued liabilities are based on management’s judgment as to the probability of losses for asserted and unasserted claims and, where applicable, actuarially determined estimates. Accrual estimates are adjusted as additional information becomes known or payments are made. The amount of ultimate loss may differ from these estimates. Due to the inherent uncertainties associated with pending litigation or claims, the company cannot predict the outcome, nor, with respect to certain pending litigation or claims where no liability has been accrued, make a meaningful estimate of the reasonably possible loss or range of loss that could result from an unfavorable outcome. The company has no material accruals for pending litigation or claims for which accrual amounts are not disclosed below or in the company's 2016 financial statements and notes included in the company's Current Report on 8-K filed with the SEC on May 5, 2017, nor are material losses deemed probable for such matters. It is reasonably possible, however, that an unfavorable outcome that exceeds the company’s current accrual estimate, if any, for one or more of the matters described below could have a material adverse effect on the company’s results of operations, financial position and cash flows.

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
On June 3, 2013, Unisone Strategic IP filed a complaint against Life Technologies in the United States District Court for the Southern District of California alleging patent infringement by Life Technologies’ supply chain management system software, which operates with product "supply centers" installed at customer sites. Plaintiff seeks damages for alleged willful infringement, attorneys’ fees, costs, and injunctive relief. On August 24, 2017, Unisone filed an appeal from a decision by the Patent Trial and Appeal Board that found the challenged patent claims invalid.
Commercial Matters
On May 5, 2015, and February 12, 2016, the Academy of Allergy & Asthma in Primary Care and United Biologics, LLC d/b/a United Allergy Services, a provider of on-site services to physicians in the delivery of testing and treatment of allergies, filed a complaint against Phadia U.S. Inc. (a subsidiary of the company) and Thermo Fisher Scientific Inc., respectively, in the United States District Court for the Western District of Texas. The plaintiffs allege various claims of anticompetitive activities in violation of antitrust laws, tortious interference with contracts and existing and prospective business relations, and civil

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

conspiracy. The plaintiffs seek damages, attorneys’ fees, costs, and injunctive relief. The case is scheduled for trial on March 5, 2018.

Note 10.	Comprehensive Income and Shareholders' Equity
Comprehensive Income (Loss)
Comprehensive income (loss) combines net income and other comprehensive items. Other comprehensive items represent certain amounts that are reported as components of shareholders’ equity in the accompanying balance sheet.
Changes in each component of accumulated other comprehensive items, net of tax are as follows:

(In millions)	Currency Translation Adjustment	Unrealized Gains on Available-for- Sale Investments	Unrealized Losses on Hedging Instruments	Pension and Other Postretirement Benefit Liability Adjustment	Total

Balance at December 31, 2016	$(2,343.4)	$0.9	$(57.1)	$(236.7)	$(2,636.3)
Other comprehensive income (loss) before reclassifications	452.3	0.6	—	(11.3)	441.6
Amounts reclassified from accumulated other comprehensive items	—	(1.0)	5.6	7.2	11.8

Net other comprehensive items	452.3	(0.4)	5.6	(4.1)	453.4

Balance at September 30, 2017	$(1,891.1)	$0.5	$(51.5)	$(240.8)	$(2,182.9)
Shareholders' Equity
On August 11, 2017, the company sold 10.1 million shares of its common stock at $171.00 per share, before the underwriting discount and offering expenses. The company used the net proceeds, along with the proceeds from debt issuances (Note 8), to fund the acquisition of Patheon (Note 2).

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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present information about the company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016:

	September 30,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2017	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents	$80.2	$80.2	$—	$—
Bank time deposits	2.0	2.0	—	—
Investments in mutual funds and other similar instruments	13.9	13.9	—	—
Warrants	4.3	—	4.3	—
Insurance contracts	114.7	—	114.7	—
Derivative contracts	7.3	—	7.3	—

Total Assets	$222.4	$96.1	$126.3	$—

Liabilities
Derivative contracts	$121.0	$—	$121.0	$—
Contingent consideration	42.8	—	—	42.8

Total Liabilities	$163.8	$—	$121.0	$42.8

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2016	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents	$64.8	$64.8	$—	$—
Bank time deposits	2.0	2.0	—	—
Investments in mutual funds and other similar instruments	15.5	15.5	—	—
Warrants	2.0	—	2.0	—
Insurance contracts	102.1	—	102.1	—
Derivative contracts	15.8	—	15.8	—

Total Assets	$202.2	$82.3	$119.9	$—

Liabilities
Derivative contracts	$121.9	$—	$121.9	$—
Contingent consideration	3.4	—	—	3.4

Total Liabilities	$125.3	$—	$121.9	$3.4
The company determines the fair value of its insurance contracts by obtaining the cash surrender value of the contracts from the issuer. The fair value of derivative contracts is the estimated amount that the company would receive/pay upon liquidation of the contracts, taking into account the change in interest rates and currency exchange rates. The company determines the fair value of acquisition-related contingent consideration based on the probability-weighted discounted cash flows associated with such future payments. Changes to the fair value of contingent consideration are recorded in selling, general and administrative expense.
The notional amounts of derivative contracts outstanding, consisting of interest rate swaps and currency exchange contracts, totaled $6.36 billion and $6.70 billion at September 30, 2017 and December 31, 2016, respectively.

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

	Fair Value – Assets		Fair Value – Liabilities
	September 30,	December 31,	September 30,	December 31,
(In millions)	2017	2016	2017	2016

Derivatives Designated as Hedging Instruments
Interest rate swaps (a)	$—	$—	$97.6	$109.5
Derivatives Not Designated as Hedging Instruments
Currency exchange contracts (b)	7.3	15.8	23.4	12.4

(a)	The fair value of the interest rate swaps is included in the consolidated balance sheet under the caption other long-term liabilities.

(b)	The fair value of the currency exchange contracts is included in the consolidated balance sheet under the captions other current assets or other accrued expenses.

	Gain (Loss) Recognized
	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(In millions)	2017	2016	2017	2016

Derivatives Designated as Fair Value Hedges
Interest rate swaps - effective portion	$(1.0)	$4.9	$1.9	$17.0
Interest rate swaps - ineffective portion	1.9	1.1	(3.2)	1.6
Derivatives Not Designated as Hedging Instruments
Currency exchange contracts
Included in cost of revenues	$3.7	$(3.7)	$1.6	$(18.7)
Included in other expense, net	32.3	1.2	103.6	(42.9)
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
The company also uses foreign currency-denominated debt to partially hedge its net investments in foreign operations against adverse movements in exchange rates. The company’s euro-denominated senior notes have been designated as, and are effective as, economic hedges of part of the net investment in a foreign operation. Accordingly, foreign currency transaction gains or losses due to spot rate fluctuations on the euro-denominated debt instruments are included in currency translation adjustment within other comprehensive income and shareholders’ equity. In the first nine months of 2017 and 2016, pre-tax net losses of $545 million and $54 million, respectively, from the euro-denominated notes were included in currency translation adjustment.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Fair Value of Other Financial Instruments
The carrying value and fair value of the company’s notes receivable and debt obligations are as follows:

	September 30, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
(In millions)	Value	Value	Value	Value

Notes Receivable	$75.0	$79.6	$56.5	$58.7

Debt Obligations:
Senior notes	$19,922.4	$20,563.0	$14,838.3	$15,184.4
Term loan	749.6	750.0	823.3	825.0
Commercial paper	1,299.5	1,299.5	953.3	953.3
Other	21.2	21.2	13.0	13.0

	$21,992.7	$22,633.7	$16,627.9	$16,975.7
The fair value of debt obligations was determined based on quoted market prices and on borrowing rates available to the company at the respective period ends which represent level 2 measurements.

Note 12.	Supplemental Cash Flow Information

	Nine Months Ended
	September 30,	October 1,
(In millions)	2017	2016

Non-cash Activities
Fair value of assets of acquired businesses	$9,790.1	$6,969.7
Cash paid for acquired businesses	(7,224.4)	(5,599.2)
Fair value of equity awards exchanged in business combination	(6.1)	—

Liabilities assumed of acquired businesses	$2,559.6	$1,370.5

Declared but unpaid dividends	$60.9	$60.2

Issuance of stock upon vesting of restricted stock units	$119.6	$125.2
Cash, cash equivalents and restricted cash is included in the consolidated balance sheet as follows:

	September 30,	December 31,
(In millions)	2017	2016

Cash and Cash Equivalents	$741.1	$786.2
Restricted Cash Included in Other Current Assets	14.6	18.0
Restricted Cash Included in Other Assets	2.4	6.6

Cash, Cash Equivalents and Restricted Cash	$758.1	$810.8
Amounts included in restricted cash represent funds held as collateral for bank guarantees and incoming cash in China awaiting government administrative clearance.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 13.	Restructuring and Other Costs, Net
Restructuring and other costs in the first nine months of 2017 included continuing charges for headcount reductions and facility consolidations in an effort to streamline operations, including the closure and consolidation of operations within several facilities in the U.S., Europe and Asia; costs to achieve synergies related to acquisitions, including severance and abandoned facility costs; third-party acquisition transaction and integration costs primarily associated with the acquisitions of FEI and Patheon; sales of inventories revalued at the date of acquisition; charges to conform the accounting policies of Patheon to the company's accounting policies; charges for changes in estimates of acquisition contingent consideration; and net charges for litigation matters. In the first nine months of 2017, severance actions associated with facility consolidations and cost reduction measures affected approximately 1% of the company’s workforce.
As of November 3, 2017, the company has identified restructuring actions that will result in additional charges of approximately $85 million, primarily in 2017 and 2018, which will be recorded when specified criteria are met, such as communication of benefit arrangements and abandonment of leased facilities.
Third Quarter of 2017
During the third quarter of 2017, the company recorded net restructuring and other costs by segment as follows:

(In millions)	Cost of Revenues	Selling, General and Administrative Expenses	Restructuring and Other Costs, Net	Total

Life Sciences Solutions	$0.4	$0.2	$6.4	$7.0
Analytical Instruments	—	1.5	5.9	7.4
Specialty Diagnostics	0.6	—	15.5	16.1
Laboratory Products and Services	44.1	42.7	20.5	107.3
Corporate	—	(8.0)	0.8	(7.2)

	$45.1	$36.4	$49.1	$130.6
The principal components of net restructuring and other costs by segment are as follows:
Life Sciences Solutions
In the third quarter of 2017, the Life Sciences Solutions segment recorded $7 million of net restructuring and other charges, principally cash restructuring costs for employee severance and other costs associated with facility consolidations in the U.S. and Europe.
Analytical Instruments
In the third quarter of 2017, the Analytical Instruments segment recorded $7 million of net restructuring and other charges, principally cash restructuring costs for employee severance and other costs to achieve acquisition synergies in Europe. The segment recorded $2 million of selling, general, and administrative expenses for third-party transaction and integration costs related to recent acquisitions.
Specialty Diagnostics
In the third quarter of 2017, the Specialty Diagnostics segment recorded $16 million of net restructuring and other charges, primarily charges for litigation-related matters.
Laboratory Products and Services
In the third quarter of 2017, the Laboratory Products and Services segment recorded $107 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $44 million, including $27 million to conform the accounting policies of Patheon to the company's accounting policies, $15 million for sales of inventory revalued at the date of acquisition, and $2 million for accelerated depreciation at facilities closing due to real estate consolidation. The segment recorded $43 million of charges to selling, general, and administrative expenses, including $37 million for third party acquisition transaction costs, as well as $6 million to confirm the accounting policies of Patheon to the company's accounting

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

policies. The segment also recorded $21 million of restructuring and other costs, net, primarily for employee severance and compensation due at Patheon on the date of acquisition.
Corporate
In the third quarter of 2017, the company recorded $7 million of net restructuring and other income principally $8 million of income within selling, general, and administrative expenses for favorable results of product liability litigation. The company also recorded $1 million of cash restructuring costs for severance at its corporate operations.
First Nine Months of 2017
During the first nine months of 2017, the company recorded net restructuring and other costs by segment as follows:

(In millions)	Cost of Revenues	Selling, General and Administrative Expenses	Restructuring and Other Costs, Net	Total

Life Sciences Solutions	$1.1	$28.5	$37.4	$67.0
Analytical Instruments	30.6	6.1	12.7	49.4
Specialty Diagnostics	0.6	—	18.5	19.1
Laboratory Products and Services	44.4	48.1	24.3	116.8
Corporate	—	(8.0)	2.2	(5.8)

	$76.7	$74.7	$95.1	$246.5
The principal components of net restructuring and other costs by segment are as follows:
Life Sciences Solutions
In the first nine months of 2017, the Life Sciences Solutions segment recorded $67 million of net restructuring and other charges. The segment recorded $29 million of charges to selling, general and administrative expenses, principally for changes in estimates of acquisition contingent consideration. In addition, the segment recorded $37 million of restructuring and other costs, including $20 million of severance and related costs primarily to achieve acquisition synergies, $16 million of abandoned facilities costs principally for the consolidation of facilities in the U.S, and $2 million of net charges for litigation-related matters at acquired businesses.
Analytical Instruments
In the first nine months of 2017, the Analytical Instruments segment recorded $49 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $31 million for the sales of inventory revalued at the date of acquisition; $6 million of charges to selling, general, and administrative expense for third-party transaction and integration costs related to recent acquisitions; and $13 million of restructuring and other costs, primarily for severance and other costs to achieve acquisition synergies.
Specialty Diagnostics
In the first nine months of 2017, the Specialty Diagnostics segment recorded $19 million of net restructuring and other charges, principally charges for litigation-related matters, and, to a lesser extent, cash costs for employee severance and other costs associated with headcount reductions in the U.S. and Europe.
Laboratory Products and Services
In the first nine months of 2017, the Laboratory Products and Services segment recorded $117 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $44 million, including $27 million to conform the accounting policies of Patheon to the company's accounting policies, $15 million for sales of inventory revalued at the date of acquisition, and $2 million for accelerated depreciation at facilities closing due to real estate consolidation. The segment also recorded $48 million of charges to selling, general, and administrative expenses, including $42 million for third-party acquisition transaction costs, as well as $6 million to conform the accounting policies of Patheon to the company's accounting policies. The segment also recorded $24 million of restructuring and other costs, primarily for employee severance and compensation due at Patheon on the date of acquisition.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Corporate
In the first nine months of 2017, the company recorded $6 million of net restructuring and other income, principally $8 million of income for favorable results of product liability litigation, partially offset by charges for the settlement of a retirement plan and severance at its corporate operations.
The following table summarizes the cash components of the company’s restructuring plans. The non-cash components and other amounts reported as restructuring and other costs, net, in the accompanying statement of income have been summarized in the notes to the tables. Accrued restructuring costs are included in other accrued expenses in the accompanying balance sheet.

(In millions)	Severance	Abandonment of Excess Facilities	Other (a)	Total

Balance at December 31, 2016	$38.2	$31.9	$2.2	$72.3
Costs incurred in 2017 (c)	49.3	15.8	9.3	74.4
Reserves reversed (b)	(8.4)	(0.2)	(0.3)	(8.9)
Payments	(48.0)	(13.6)	(9.3)	(70.9)
Currency translation	0.9	0.1	0.7	1.7

Balance at September 30, 2017	$32.0	$34.0	$2.6	$68.6

(a)
Other includes relocation and moving expenses associated with facility consolidations, as well as employee retention costs which are accrued ratably over the period through which employees must work to qualify for a payment.

(b)	Represents reductions in cost of plans.

(c)	Excludes $30 million of charges, net, primarily associated with litigation-related matters, non-cash compensation due at an acquired business, and the settlement of retirement plans.
The company expects to pay accrued restructuring costs as follows: severance, employee-retention obligations and other costs, primarily through 2017; and abandoned-facility payments, over lease terms expiring through 2027.

THERMO FISHER SCIENTIFIC INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934 are made throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, earnings, margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position; cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions or divestitures; growth, declines and other trends in markets we sell into; new or modified laws, regulations and accounting pronouncements; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; general economic and capital markets conditions; the timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that Thermo Fisher intends or believes will or may occur in the future. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words. While the company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the company’s estimates change, and readers should not rely on those forward-looking statements as representing the company’s views as of any date subsequent to the date of the filing of this Quarterly Report.
A number of important factors could cause the results of the company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Risk Factors" in Part II, Item 1A of this report on Form 10-Q.
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
On August 28, 2017, the company acquired, within the Laboratory Products and Services segment, substantially all of the issued and outstanding shares of Patheon N.V., a leading global provider of high-quality drug development and delivery solutions to the pharmaceutical and biopharma sectors, for $35.00 per share in cash, or $7.36 billion, including the assumption of net debt. The company financed the purchase price, including the repayment of indebtedness of Patheon, with issuances of debt and equity (Notes 8 and 10).
Patheon provides comprehensive, integrated and highly customizable solutions as well as the expertise to help biopharmaceutical companies of all sizes satisfy complex development and manufacturing needs. The acquisition provided entry into the contract development and manufacturing organization market and added a complementary service to the company's existing portfolio. Patheon's revenues totaled $1.87 billion for the year ended October 31, 2016.
Overview of Results of Operations and Liquidity

	Three Months Ended				Nine Months Ended
	September 30,		October 1,		September 30,		October 1,
(Dollars in millions)	2017		2016		2017		2016

Revenues
Life Sciences Solutions	$1,382.0	27.0%	$1,312.3	29.2%	$4,150.1	27.9%	$3,897.9	29.3%
Analytical Instruments	1,189.6	23.3%	898.0	20.0%	3,407.4	22.9%	2,451.2	18.4%
Specialty Diagnostics	843.7	16.5%	798.9	17.8%	2,571.9	17.3%	2,504.8	18.8%
Laboratory Products and Services	1,933.0	37.8%	1,674.5	37.3%	5,424.5	36.5%	5,043.0	37.9%
Eliminations	(232.1)	(4.6)%	(192.8)	(4.3)%	(682.7)	(4.6)%	(576.0)	(4.4)%

	$5,116.2	100%	$4,490.9	100%	$14,871.2	100%	$13,320.9	100%
Sales in the third quarter of 2017 were $5.12 billion, an increase of $625 million from 2016. Sales increased $378 million due to acquisitions. The favorable effects of currency translation resulted in an increase in revenues of $44 million in the third quarter of 2017. Aside from the effects of acquisitions and currency translation, revenues increased $203 million (5%) primarily due to increased demand in the quarter compared to the 2016 quarter. Sales to customers in each of the company's primary end markets grew. Sales growth was modest in North America, strong in Europe and particularly strong in Asia.
In the third quarter of 2017, total company operating income and operating income margin were $636 million and 12.4%, respectively, compared with $541 million and 12.0%, respectively, in 2016. The increase in operating income was primarily due to the effect of acquisitions, profit on higher sales in local currencies and productivity improvements, net of inflationary cost increases, offset in part by an increase in amortization of acquisition-related intangible assets, due to recent acquisitions, and strategic growth investments. The company’s references to strategic growth investments generally refer to targeted spending for enhancing commercial capabilities, including expansion of geographic sales reach and e-commerce platforms, marketing initiatives, focused research projects and other expenditures to enhance the customer experience. The company’s references throughout this discussion to productivity improvements generally refer to improved cost efficiencies from its Practical Process Improvement (PPI) business system, reduced costs resulting from global sourcing initiatives, a lower cost structure following restructuring actions, including headcount reductions and consolidation of facilities, and low cost region manufacturing.
The company recorded a $53 million benefit from income taxes in the third quarter of 2017. In the third quarter of 2017, the company refinanced certain long term inter-company debt which resulted in an income tax benefit of $237 million related to a foreign exchange loss recognized for income tax purposes. As a result of this foreign exchange loss, the company has reduced its forecasted benefit from foreign tax credits by $100 million as this loss reduces expected U.S. taxes that these credits would have offset for 2017. In the third quarter of 2017, the company also recorded $16 million of benefit associated with new required accounting for tax benefits from equity awards, as discussed in Note 1. The company expects its effective tax rate for all of 2017 will be less than 3% based on currently forecasted rates of profitability in the countries in which the company conducts business and expected generation of foreign tax credits. Due primarily to the non-deductibility of intangible asset amortization for tax purposes, the company’s cash payments for income taxes are higher than its income tax expense for financial reporting purposes and are expected to total $530 to $560 million in 2017.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Overview of Results of Operations and Liquidity (continued)

The company recorded a $46 million benefit from income taxes in the third quarter of 2016 including discrete benefits totaling $39 million related to prior year tax filings. The tax provision in the third quarter of 2016 was also favorably affected by $9 million as a result of adjustments to deferred tax balances due to changes in tax rates. The effective rate in both periods was also affected by relatively significant earnings in lower tax jurisdictions.
Income from continuing operations increased to $534 million in the third quarter of 2017 from $474 million in the third quarter of 2016, primarily due to the increase in operating income in the 2017 period (discussed above) offset in part by higher interest expense due to an increase in outstanding debt.
During the first nine months of 2017, the company’s cash flow from operations totaled $2.14 billion compared with $2.05 billion for 2016. The increase primarily resulted from higher income before amortization and depreciation in the 2017 period, offset in part by higher investment in working capital in 2017.
As of September 30, 2017, the company’s short-term debt totaled $2.76 billion including $1.30 billion of commercial paper obligations, $750 million of borrowings under a 364-day term loan and $709 million of senior notes due within the next twelve months. The company has a revolving credit facility with a bank group that provides up to $2.50 billion of unsecured multi-currency revolving credit. If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of September 30, 2017, no borrowings were outstanding under the company’s revolving credit facility, although available capacity was reduced by approximately $73 million as a result of outstanding letters of credit.
The company believes that its existing cash and cash equivalents of $741 million as of September 30, 2017 and its future cash flow from operations together with available borrowing capacity under its revolving credit agreement will be sufficient to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months.
Critical Accounting Policies and Estimates
The company’s discussion and analysis of its financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent liabilities. On an on-going basis, management evaluates its estimates, including those related to bad debts, inventories, business combinations, intangible assets and goodwill, sales returns, income taxes, contingencies and litigation, and pension costs. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management bases its estimates on historical experience, current market and economic conditions and other assumptions that management believes are reasonable. The results of these estimates form the basis for judgments about the carrying value of assets and liabilities where the values are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements of the company’s Form 10-K for 2016, describe the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no significant changes in the company's critical accounting policies during the first nine months of 2017.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations
Third Quarter 2017 Compared With Third Quarter 2016

	Three Months Ended
(In millions)	September 30, 2017	October 1, 2016	Total Change	Currency Translation	Acquisitions/ Divestitures	Operations

Revenues
Life Sciences Solutions	$1,382.0	$1,312.3	$69.7	$8.8	$5.4	$55.5
Analytical Instruments	1,189.6	898.0	291.6	10.8	177.8	103.0
Specialty Diagnostics	843.7	798.9	44.8	9.6	3.5	31.7
Laboratory Products and Services	1,933.0	1,674.5	258.5	15.6	191.7	51.2
Eliminations	(232.1)	(192.8)	(39.3)	(0.5)	—	(38.8)

Consolidated Revenues	$5,116.2	$4,490.9	$625.3	$44.3	$378.4	$202.6
Sales in the third quarter of 2017 were $5.12 billion, an increase of $625 million from the third quarter of 2016. Sales increased $378 million due to acquisitions. The favorable effects of currency translation resulted in an increase in revenues of $44 million in 2017. Aside from the effects of acquisitions/divestitures and currency translation, revenues increased $203 million (5%) primarily due to increased demand in the quarter compared to the 2016 quarter. Sales to customers in each of the company's primary end markets grew. Sales growth was modest in North America, strong in Europe and particularly strong in Asia.
In the third quarter of 2017, total company operating income and operating income margin were $636 million and 12.4%, respectively, compared with $541 million and 12.0%, respectively, in 2016. The increase in operating income was primarily due to the effect of acquisitions, profit on higher sales in local currencies and productivity improvements, net of inflationary cost increases, offset in part by an increase in amortization of acquisition-related intangible assets, due to recent acquisitions, and strategic growth investments.
In the third quarter of 2017, the company recorded restructuring and other costs, net, of $131 million, including $45 million of charges to cost of revenues primarily to conform the accounting policies of Patheon to the company's accounting policies and for the sale of inventories revalued at the date of acquisition. The company recorded $36 million of charges to selling, general and administrative expenses, primarily for third-party transaction costs related to the acquisition of Patheon and charges to confirm the accounting policies of Patheon to the company's accounting policies, offset in part by income associated with favorable results of product liability litigation. The company recorded $26 million of cash restructuring costs, primarily to achieve acquisition synergies, including severance and abandoned facilities costs associated with the closure and consolidation of facilities in the U.S. and Europe. The company’s other businesses incurred costs for continued headcount reductions and facility consolidations in an effort to streamline operations including severance at several businesses and abandoned facility expenses at businesses that have been or are being consolidated in the U.S., Europe and Asia. The company also recorded $23 million of other charges, net, principally for litigation-related matters, and compensation due at Patheon on the date of acquisition (see Note 13).
In the third quarter of 2016, the company recorded restructuring and other costs, net, of $150 million, including $32 million of charges to cost of revenues primarily for the sale of inventories revalued at the date of acquisition and to conform the accounting policies of FEI with the company's accounting policies. The company recorded $63 million of charges to selling, general and administrative expenses, primarily for third-party transaction costs related to the acquisitions of FEI and Affymetrix as well as product liability litigation. In addition, the company recorded $45 million of cash restructuring costs, primarily to achieve acquisition synergies, including severance and abandoned facilities costs associated with the closure and consolidation of facilities in the U.S. The company’s other businesses incurred costs for continued headcount reductions and facility consolidations in an effort to streamline operations including severance at several businesses and abandoned facility expenses at businesses that have been or are being consolidated in the U.S., Europe and Asia. The company also recorded $10 million of other charges, net, principally associated with litigation-related matters.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

As of November 3, 2017, the company has identified restructuring actions that will result in additional charges of approximately $85 million in 2017 and 2018, and expects to identify additional actions during 2017 which will be recorded when specified criteria are met, such as communication of benefit arrangements and abandonment of leased facilities.
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

	Three Months Ended
	September 30,	October 1,
(Dollars in millions)	2017	2016	Change

Revenues
Life Sciences Solutions	$1,382.0	$1,312.3	5%
Analytical Instruments	1,189.6	898.0	32%
Specialty Diagnostics	843.7	798.9	6%
Laboratory Products and Services	1,933.0	1,674.5	15%
Eliminations	(232.1)	(192.8)	20%

Consolidated Revenues	$5,116.2	$4,490.9	14%

Segment Income
Life Sciences Solutions	$453.0	$387.9	17%
Analytical Instruments	256.6	190.1	35%
Specialty Diagnostics	218.8	214.4	2%
Laboratory Products and Services	243.4	240.1	1%

Subtotal Reportable Segments	1,171.8	1,032.5	13%

Cost of Revenues Charges	(45.1)	(32.4)
Selling, General and Administrative Charges, Net	(36.4)	(62.5)
Restructuring and Other Costs, Net	(49.1)	(54.9)
Amortization of Acquisition-related Intangible Assets	(405.0)	(341.6)

Consolidated Operating Income	$636.2	$541.1	18%

Reportable Segments Operating Income Margin	22.9%	23.0%

Consolidated Operating Income Margin	12.4%	12.0%
Income from the company’s reportable segments increased 13% to $1.17 billion in the third quarter of 2017 due primarily to the effect of acquisitions, profit on higher sales in local currencies and productivity improvements, net of inflationary cost increases, offset in part by strategic growth investments.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

Life Sciences Solutions

	Three Months Ended
	September 30,	October 1,
(Dollars in millions)	2017	2016	Change

Revenues	$1,382.0	$1,312.3	5%

Operating Income Margin	32.8%	29.6%	3.2 pt
Sales in the Life Sciences Solutions segment increased $70 million to $1.38 billion in the third quarter of 2017. Sales increased $56 million (4%) due to higher revenues at existing businesses, $9 million due to the favorable effects of currency translation and $5 million due to acquisitions. The increase in revenue at existing businesses was primarily due to increased demand for biosciences products and, to a lesser extent, genetic sciences products and bioprocess production products.
Operating income margin was 32.8% in the third quarter of 2017 compared to 29.6% in the third quarter of 2016. The increase resulted primarily from productivity improvements, net of inflationary cost increases, and, to a lesser extent, price increases, favorable sales mix and profit on higher sales in local currencies. These increases were offset in part by strategic growth investments.
Analytical Instruments

	Three Months Ended
	September 30,	October 1,
(Dollars in millions)	2017	2016	Change

Revenues	$1,189.6	$898.0	32%

Operating Income Margin	21.6%	21.2%	0.4 pt
Sales in the Analytical Instruments segment increased $292 million to $1.19 billion in the third quarter of 2017. Sales increased $178 million due to acquisitions, $103 million (11%) due to higher revenues at existing businesses and $11 million due to the favorable effects of currency translation. The increase in revenue at existing businesses was primarily due to increased demand for products sold by the segment's materials and structural analysis business and chromatography and mass spectrometry business.
Operating income margin was 21.6% in the third quarter of 2017 compared to 21.2% in the third quarter of 2016. The increase resulted primarily from the effect of acquisitions, profit on higher sales in local currencies and productivity improvements, net of inflationary cost increases, offset in part by strategic growth investments and, to a lesser extent, unfavorable sales mix and unfavorable foreign currency exchange.
Specialty Diagnostics

	Three Months Ended
	September 30,	October 1,
(Dollars in millions)	2017	2016	Change

Revenues	$843.7	$798.9	6%

Operating Income Margin	25.9%	26.8%	-0.9 pt
Sales in the Specialty Diagnostics segment increased $45 million to $844 million in the third quarter of 2017. Sales increased $32 million (4%) due to higher revenues at existing businesses, $10 million due to the favorable effects of currency translation and $4 million due to an acquisition. The increase in revenue at existing businesses was due to broad based higher demand with particular strength in sales of immunodiagnostics products, products sold through the segment’s healthcare market channel and, to a lesser extent, clinical diagnostics products and transplant diagnostics products.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

Operating income margin was 25.9% in the third quarter of 2017 and 26.8% in the third quarter of 2016. The decrease resulted primarily from strategic growth investments and, to a lesser extent, unfavorable sales mix, offset in part by profit on higher sales in local currencies.
Laboratory Products and Services

	Three Months Ended
	September 30,	October 1,
(Dollars in millions)	2017	2016	Change

Revenues	$1,933.0	$1,674.5	15%

Operating Income Margin	12.6%	14.3%	-1.7 pt
Sales in the Laboratory Products and Services segment increased $259 million to $1.93 billion in the third quarter of 2017. Sales increased $192 million due to acquisitions, $51 million (3%) due to higher revenues at existing businesses and $16 million due to the favorable effects of currency translation. The increase in revenue at existing businesses was primarily due to increased demand for products sold through the segment's channel business and, to a lesser extent, laboratory equipment and consumables.
Operating income margin was 12.6% in the third quarter of 2017 and 14.3% in the third quarter of 2016. The decrease was primarily due to unfavorable sales mix and, to a lesser extent, strategic investments offset in part by productivity improvements, net of inflationary cost increases and profit on higher sales in local currencies.
Other Expense, Net
The company reported other expense, net, of $156 million and $113 million in the third quarter of 2017 and 2016, respectively (Note 4). Interest expense increased $43 million primarily due to increases in outstanding debt to fund acquisitions.
Provision for Income Taxes
The company recorded a $53 million benefit from income taxes in the third quarter of 2017. In the third quarter of 2017, the company refinanced certain long term inter-company debt which resulted in an income tax benefit of $237 million related to a foreign exchange loss recognized for income tax purposes. As a result of this foreign exchange loss, the company has reduced its forecasted benefit from foreign tax credits by $100 million as this loss reduces expected U.S. taxes that these credits would have offset for 2017. In the third quarter of 2017, the company also recorded $16 million of benefit associated with new required accounting for tax benefits from equity awards, as discussed in Note 1. The company expects its effective tax rate for all of 2017 will be less than 3% based on currently forecasted rates of profitability in the countries in which the company conducts business and expected generation of foreign tax credits. Due primarily to the non-deductibility of intangible asset amortization for tax purposes, the company’s cash payments for income taxes are higher than its income tax expense for financial reporting purposes and are expected to total $530 to $560 million in 2017.
The company recorded a $46 million benefit from income taxes in the third quarter of 2016 including discrete benefits totaling $39 million related to prior year tax filings. The tax provision in the third quarter of 2016 was also favorably affected by $9 million as a result of adjustments to deferred tax balances due to changes in tax rates. The effective rate in both periods was also affected by relatively significant earnings in lower tax jurisdictions.
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

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

First Nine Months of 2017 Compared With First Nine Months of 2016

	Nine Months Ended
(In millions)	September 30, 2017	October 1, 2016	Total Change	Currency Translation	Acquisitions/ Divestitures	Operations

Revenues
Life Sciences Solutions	$4,150.1	$3,897.9	$252.2	$(24.4)	$94.1	$182.5
Analytical Instruments	3,407.4	2,451.2	956.2	(11.8)	776.8	191.2
Specialty Diagnostics	2,571.9	2,504.8	67.1	(9.8)	5.3	71.6
Laboratory Products and Services	5,424.5	5,043.0	381.5	(26.8)	197.5	210.8
Eliminations	(682.7)	(576.0)	(106.7)	8.3	(3.6)	(111.4)

Consolidated Revenues	$14,871.2	$13,320.9	$1,550.3	$(64.5)	$1,070.1	$544.7
Sales in the first nine months of 2017 were $14.87 billion, an increase of $1.55 billion from the first nine months of 2016. Sales increased $1.07 billion due to acquisitions. The unfavorable effects of currency translation resulted in a decrease in revenues of $65 million in 2017. Aside from the effects of currency translation and acquisitions, revenues increased $545 million (4%) primarily due to increased demand. Sales to customers in each of the company's primary end markets grew. Sales growth was modest in North America, moderate in Europe and strong in Asia.
In the first nine months of 2017, total company operating income and operating income margin were $2.01 billion and 13.5%, respectively, compared with $1.70 billion and 12.7%, respectively, in the first nine months of 2016. The increase in operating income was primarily due to the effects of acquisitions, profit on higher sales in local currencies and productivity improvements, net of inflationary cost increases, offset in part by an increase in amortization of acquisition-related intangible assets, due to recent acquisitions, and strategic growth investments.
In the first nine months of 2017, the company recorded restructuring and other costs, net, of $247 million, including $77 million of charges to cost of revenues primarily for the sale of inventories revalued at the date of acquisition, and, to a lesser extent, to conform the accounting policies of Patheon to the company's accounting policies. The company recorded $75 million of charges to selling, general and administrative expenses, primarily for third-party transaction and integration costs associated with recent acquisitions and changes in estimates of acquisition contingent consideration. In addition, the company recorded $66 million of cash restructuring costs, primarily to achieve acquisition synergies, including severance and abandoned facilities costs associated with the closure and consolidation of facilities in the U.S and Europe. The company’s other businesses incurred costs for continued headcount reductions and facility consolidations in an effort to streamline operations including severance at several businesses and abandoned facility expenses at businesses that have been or are being consolidated in the U.S., Europe and Asia. The company also recorded $30 million of other costs, net, principally charges for litigation-related matters, and compensation due at Patheon on the date of the acquisition (see Note 13).
In the first nine months of 2016, the company recorded restructuring and other costs, net, of $297 million, including $60 million of charges to cost of revenues for the sale of inventories revalued at the date of acquisition and to conform the accounting policies of FEI and Affymetrix with the company's accounting policies; $95 million of charges to selling, general and administrative expenses, primarily for third-party transaction and integration costs related to the acquisitions of FEI and Affymetrix. In addition, the company recorded $136 million of cash restructuring costs, primarily for actions to achieve acquisition synergies, including severance as well as abandoned facilities costs associated with the closure and consolidation of facilities in the U.S. The company’s other businesses incurred costs for continued headcount reductions and facility consolidations in an effort to streamline operations, including severance at several businesses and abandoned facility expenses at businesses that have been or are being consolidated in the U.S., Europe and Asia.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

Segment Results

	Nine Months Ended
	September 30,	October 1,
(Dollars in millions)	2017	2016	Change

Revenues
Life Sciences Solutions	$4,150.1	$3,897.9	6%
Analytical Instruments	3,407.4	2,451.2	39%
Specialty Diagnostics	2,571.9	2,504.8	3%
Laboratory Products and Services	5,424.5	5,043.0	8%
Eliminations	(682.7)	(576.0)	19%

Consolidated Revenues	$14,871.2	$13,320.9	12%

Segment Income
Life Sciences Solutions	$1,335.0	$1,128.8	18%
Analytical Instruments	681.0	446.7	52%
Specialty Diagnostics	687.7	682.4	1%
Laboratory Products and Services	706.3	736.8	(4)%

Subtotal Reportable Segments	3,410.0	2,994.7	14%

Cost of Revenues Charges	(76.7)	(60.4)
Selling, General and Administrative Charges, Net	(74.7)	(95.2)
Restructuring and Other Costs, Net	(95.1)	(140.9)
Amortization of Acquisition-related Intangible Assets	(1,153.4)	(1,001.6)

Consolidated Operating Income	$2,010.1	$1,696.6	18%

Reportable Segments Operating Income Margin	22.9%	22.5%

Consolidated Operating Income Margin	13.5%	12.7%
Income from the company’s reportable segments increased 14% to $3.41 billion in the first nine months of 2017 due primarily to the effects of acquisitions, profit on higher sales in local currencies and productivity improvements, net of inflationary cost increases, offset in part by strategic growth investments.
Life Sciences Solutions

	Nine Months Ended
	September 30,	October 1,
(Dollars in millions)	2017	2016	Change

Revenues	$4,150.1	$3,897.9	6%

Operating Income Margin	32.2%	29.0%	3.2 pt
Sales in the Life Sciences Solutions segment increased $252 million to $4.15 billion in the first nine months of 2017. Sales increased $183 million (5%) due to higher revenues at existing businesses and $94 million due to acquisitions. These increases were offset in part by a decrease of $24 million due to the unfavorable effects of currency translation. The increase in revenue at existing businesses was primarily due to increased demand for biosciences products and, to a lesser extent, bioprocess production products as well as genetic sciences products.
Operating income margin was 32.2% in the first nine months of 2017 compared to 29.0% in the first nine months of 2016. The increase resulted primarily from productivity improvements, net of inflationary cost increases, and, to a lesser extent, profit

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

on higher sales in local currencies and price increases. These increases were offset in part by acquisition dilution and strategic growth investments.
Analytical Instruments

	Nine Months Ended
	September 30,	October 1,
(Dollars in millions)	2017	2016	Change

Revenues	$3,407.4	$2,451.2	39%

Operating Income Margin	20.0%	18.2%	1.8 pt
Sales in the Analytical Instruments segment increased $956 million to $3.41 billion in the first nine months of 2017. Sales increased $777 million due to acquisitions and $191 million (8%) due to higher revenues at existing businesses. These increases were offset in part by a decrease of $12 million due to the unfavorable effects of currency translation. The increase in revenue at existing businesses was primarily due to increased demand for products sold by the segment's chromatography and mass spectrometry business and, to a lesser extent, the materials and structural analysis business.
Operating income margin was 20.0% in the first nine months of 2017 compared to 18.2% in the first nine months of 2016. The increase resulted primarily from the effect of acquisitions, profit on higher sales in local currencies and, to a lesser extent, productivity improvements, net of inflationary cost increases, offset in part by strategic growth investments, unfavorable foreign currency exchange and unfavorable sales mix.
Specialty Diagnostics

	Nine Months Ended
	September 30,	October 1,
(Dollars in millions)	2017	2016	Change

Revenues	$2,571.9	$2,504.8	3%

Operating Income Margin	26.7%	27.2%	-0.5 pt
Sales in the Specialty Diagnostics segment increased $67 million to $2.57 billion in the first nine months of 2017. Sales increased $72 million (3%) due to higher revenues at existing businesses and $5 million due to an acquisition. These increases were offset in part by a decrease of $10 million due to the unfavorable effects of currency translation. The increase in revenue at existing businesses was due to broad based higher demand with particular strength in sales of clinical diagnostics products, products sold through the segment’s healthcare market channel and immunodiagnostics products.
Operating income margin was 26.7% in the first nine months of 2017 compared to 27.2% in the first nine months of 2016. The decrease resulted primarily from strategic growth investments offset in part by profit on higher sales in local currencies and productivity improvements, net of inflationary cost increases.
Laboratory Products and Services

	Nine Months Ended
	September 30,	October 1,
(Dollars in millions)	2017	2016	Change

Revenues	$5,424.5	$5,043.0	8%

Operating Income Margin	13.0%	14.6%	-1.6 pt
Sales in the Laboratory Products and Services segment increased $382 million to $5.42 billion in 2017. Sales increased $211 million (4%) due to higher revenues at existing businesses and $198 million due to acquisitions. These increases were offset in part by $27 million due to the unfavorable effects of currency translation. The increase in revenue at existing

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

businesses was primarily due to increased demand for products sold through the segment's channel business and, to a lesser extent, laboratory equipment and consumables.
Operating income margin was 13.0% in the first nine months of 2017 compared to 14.6% in the first nine months of 2016. The decrease was primarily due to unfavorable sales mix and strategic growth investments offset in part by profit on higher sales in local currencies and productivity improvements, net of inflationary cost increases.
Other Expense, Net
The company reported other expense, net, of $401 million and $325 million in the first nine months of 2017 and 2016, respectively (Note 4). Interest expense increased $87 million primarily due to an increase in outstanding debt.
Provision for Income Taxes
The company recorded a benefit from income taxes in the first nine months of 2017. In 2017, the company refinanced certain long term inter-company debt which resulted in an income tax benefit of $237 million related to a foreign exchange loss recognized for income tax purposes. As a result of this foreign exchange loss, the company has reduced its forecasted benefit from foreign tax credits by $100 million as this loss reduces expected U.S. taxes that these credits would have offset for 2017. In addition, in 2017 the company recorded a $65 million favorable adjustment to deferred tax balances due to extension of a tax holiday agreement in Singapore and $51 million of benefit associated with new required accounting for tax benefits from equity awards, as discussed in Note 1. The company implemented foreign tax credit planning in Sweden which resulted in $20 million of foreign tax credits, with no related incremental U.S. income tax expense.
The company recorded a benefit from income taxes in the first nine months of 2016. In 2016, the company implemented tax planning initiatives related to non-U.S. subsidiaries. These non-U.S. subsidiaries incurred foreign tax obligations, and made cash and deemed distributions to the company’s U.S. operations which resulted in no net tax cost. As a result of these distributions, the company benefitted from U.S. foreign tax credits of $114 million, offset in part by additional U.S. taxes of $40 million on the related foreign income (which reduced the benefit from the foreign rate differential in 2016) for a net benefit of $74 million. The foreign tax credits are the result of foreign earnings remitted or deemed remitted to the U.S. during the reporting year and the U.S. treatment of taxes paid in the foreign jurisdictions in the years those profits were originally earned. The ability of the company to make distributions in future periods of similar type and magnitude will depend on the level of earnings and cash flow in various foreign jurisdictions and on the applicable tax laws in effect at that time. Accordingly, the impact of foreign tax credits on the company’s effective tax rate in future periods is likely to vary. In addition, the company recorded discrete benefits totaling $39 million related to prior year tax filings. The effective rate in both periods was also affected by relatively significant earnings in lower tax jurisdictions.
Recent Accounting Pronouncements
A description of recently issued accounting standards is included under the heading "Recent Accounting Pronouncements" in Note 1.
Contingent Liabilities
The company is contingently liable with respect to certain legal proceedings and related matters. An unfavorable outcome that differs materially from current accrual estimates, if any, for one or more of the matters described under the headings "Product Liability, Workers Compensation and Other Personal Injury Matters," "Intellectual Property Matters" and "Commercial Matters" in Note 9 could have a material adverse effect on the company’s financial position as well as its results of operations and cash flows.
Liquidity and Capital Resources
Consolidated working capital was $1.81 billion at September 30, 2017, compared with $2.16 billion at December 31, 2016. Included in working capital were cash and cash equivalents of $741 million at September 30, 2017 and $786 million at December 31, 2016.
First Nine Months of 2017
Cash provided by operating activities was $2.14 billion during the first nine months of 2017. Cash provided by income was offset in part by investments in working capital. Increases in accounts receivable and inventories used cash of $161 million and $208 million, respectively, primarily to support growth in sales in local currencies. An increase in other assets used cash of $233 million primarily due to the timing of income tax refunds. Cash payments for income taxes decreased to $504 million during the first nine months of 2017, compared with $630 million in the first nine months of 2016. The company made cash

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Liquidity and Capital Resources (continued)

contributions to its pension and postretirement benefit plans totaling $185 million during the first nine months of 2017. Payments for restructuring actions, principally severance costs and lease and other expenses of real estate consolidation, used cash of $71 million during the first nine months of 2017.
During the first nine months of 2017, the company’s investing activities used $7.45 billion of cash. Acquisitions used cash of $7.16 billion. The company’s investing activities also included the purchase of $293 million of property, plant and equipment.
The company’s financing activities provided $5.00 billion of cash during the first nine months of 2017. Issuance of senior notes and borrowings under a term loan provided cash of $6.46 billion and a net increase in commercial paper obligations provided cash of $221 million. The company also issued 10.1 million shares of its common stock for net proceeds of $1.69 billion. Repayment of senior notes and term loans used cash of $2.55 billion. The company’s financing activities also included the repurchase of $750 million of the company’s common stock and the payment of $177 million in cash dividends, offset in part by $108 million of net proceeds from employee stock option exercises. On July 7, 2016, the Board of Directors authorized the repurchase of up to $1.50 billion of the company’s common stock. At November 3, 2017, $500 million was available for future repurchases of the company’s common stock under this authorization. In October 2017, the company issued additional commercial paper obligations and used the proceeds and cash on hand to repay the remaining balance of $750 million on its term loan.
The company's commitments for purchases of property, plant and equipment, contractual obligations and other commercial commitments did not change materially between December 31, 2016 and September 30, 2017, except for changes in debt (discussed above) and the assumption of unfunded pension obligations totaling approximately $90 million in connection with the acquisition of Patheon. The company expects that for all of 2017, expenditures for property, plant and equipment, net of disposals, will approximate $500 million.
As of September 30, 2017, the company’s short-term debt totaled $2.76 billion including $1.30 billion of commercial paper obligations, $750 million of borrowings under a 364-day term loan and $709 million of senior notes due within the next twelve months. The company has a revolving credit facility with a bank group that provides up to $2.50 billion of unsecured multi-currency revolving credit. If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of September 30, 2017, no borrowings were outstanding under the company’s revolving credit facility, although available capacity was reduced by approximately $73 million as a result of outstanding letters of credit.
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
The company believes that its existing cash and cash equivalents of $741 million as of September 30, 2017 and its future cash flow from operations together with available borrowing capacity under its revolving credit agreement will be sufficient to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months.
First Nine Months of 2016
Cash provided by operating activities was $2.05 billion during the first nine months of 2016. An increases in accounts receivable used cash of $112 million primarily to support growth in sales in local currencies. An increase in other assets used cash of $92 million primarily due to the timing of payments. Other liabilities decreased by $147 million primarily due to the timing of payments for income taxes and incentive compensation. Cash payments for income taxes totaled $630 million. The company made cash contributions to its pension and postretirement benefit plans totaling $33 million during the first nine months of 2016. Payments for restructuring actions, principally severance costs and lease and other expenses of real estate consolidation, used cash of $62 million during the first nine months of 2016.
During the first nine months of 2016, the company’s investing activities used $5.43 billion of cash. Acquisitions used cash of $5.14 billion. The company’s investing activities also included the purchase of $311 million of property, plant and equipment.
The company’s financing activities provided $4.95 billion of cash during the first nine months of 2016. Issuance of debt provided cash of $7.61 billion and an increase in commercial paper obligations provided cash of $769 million. Repayment of

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Liquidity and Capital Resources (continued)

debt used cash of $2.31 billion. The company’s financing activities also included the repurchase of $1.00 billion of the company's common stock and the payment of $179 million in cash dividends, offset in part by $75 million of net proceeds from employee stock option exercises.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The company's exposure to market risk from changes in interest rates and currency exchange rates has not changed materially from its exposure at year-end 2016.

Item 4.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
The company’s management, with the participation of the company’s chief executive officer and chief financial officer, evaluated the effectiveness of the company’s disclosure controls and procedures as of September 30, 2017. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the company’s disclosure controls and procedures as of September 30, 2017, the company’s chief executive officer and chief financial officer concluded that, as of such date, the company’s disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended September 30, 2017, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings
There are various lawsuits and claims against the company involving product liability, intellectual property, employment and commercial issues. See "Note 9 to our Consolidated Financial Statements – Commitments and Contingencies."

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

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

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
As a multinational corporation, we are exposed to fluctuations in currency exchange rates, which could adversely affect our cash flows and results of operations. International markets contribute a substantial portion of our revenues, and we intend to continue expanding our presence in these regions. The exposure to fluctuations in currency exchange rates takes on different forms. International revenues and costs are subject to the risk that fluctuations in exchange rates could adversely affect our reported revenues and profitability when translated into U.S. dollars for financial reporting purposes. These fluctuations could also adversely affect the demand for products and services provided by us. As a multinational corporation, our businesses occasionally invoice third-party customers in currencies other than the one in which they primarily do business (the "functional

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

currency"). Movements in the invoiced currency relative to the functional currency could adversely impact our cash flows and our results of operations. Should our international sales grow, exposure to fluctuations in currency exchange rates could have a larger effect on our financial results. In the first nine months of 2017, currency translation had an unfavorable effect of $65 million on revenues due to the strengthening of the U.S. dollar relative to other currencies in which the company sells products and services.
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
Our pharma services offerings are highly complex, and if we are unable to provide quality and timely offerings to our customers, our business could suffer. Our pharma services offerings are highly exacting and complex, due in part to strict quality and regulatory requirements. Our operating results in this business depend on our ability to execute and, when necessary, improve our quality management strategy and systems, and our ability to effectively train and maintain our employee base with respect to quality management. A failure of our quality control systems could result in problems with facility operations or preparation or provision of products. In each case, such problems could arise for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, problems with raw materials or environmental factors and damage to, or loss of, manufacturing operations. Such problems could affect production of a particular batch or series of batches of products, requiring the destruction of such products or a halt of facility production altogether.
In addition, our failure to meet required quality standards may result in our failure to timely deliver products to our customers, which in turn could damage our reputation for quality and service. Any such failure could, among other things, lead to increased costs, lost revenue, reimbursement to customers for lost drug product, registered intermediates, registered starting materials, and active pharmaceutical ingredients, other customer claims, damage to and possibly termination of existing customer relationships, time and expense spent investigating the cause and, depending on the cause, similar losses with respect to other batches or products. Production problems in our drug and biologic manufacturing operations could be particularly significant because the cost of raw materials for such manufacturing is often high. If problems in preparation or manufacture of a product or failures to meet required quality standards for that product are not discovered before such product is released to the market, we may be subject to adverse regulatory actions, including product recalls, product seizures, injunctions to halt manufacture and distribution, restrictions on our operations, civil sanctions, including monetary sanctions, and criminal actions. In addition, such problems or failures could subject us to litigation claims, including claims from our customers for reimbursement for the cost of lost or damaged active pharmaceutical ingredients, the cost of which could be significant.
We are subject to product and other liability risks for which we may not have adequate insurance coverage. We may be named as a defendant in product liability lawsuits, which may allege that products or services we have provided from our pharma services offerings have resulted or could result in an unsafe condition or injury to consumers. Additionally, products currently or previously sold by our environmental and process instruments and radiation measurement and security instruments businesses include fixed and portable instruments used for chemical, radiation and trace explosives detection. These products are used in airports, embassies, cargo facilities, border crossings and other high-threat facilities for the detection and prevention of terrorist acts. If any of these products were to malfunction, it is possible that explosive or radioactive material could fail to be detected by our product, which could lead to product liability claims. There are also many other factors beyond our control that could lead to liability claims, such as the reliability and competence of the customers’ operators and the training of such operators.
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
Moreover, we have acquired many companies and businesses. As a result of these acquisitions, we recorded significant goodwill and indefinite-lived intangible assets (primarily tradenames) on our balance sheet, which amount to approximately $25.13 billion and $1.28 billion, respectively, as of September 30, 2017. In addition, we have definite-lived intangible assets totaling $15.75 billion as of September 30, 2017. We assess the realizability of goodwill and indefinite-lived intangible assets annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. We assess the

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

realizability of definite-lived intangible assets whenever events or changes in circumstances indicate that these assets may be impaired. These events or circumstances would generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and intangible assets will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill and intangible assets, we may be required to incur material charges relating to the impairment of those assets.
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
We are required to comply with a wide variety of laws and regulations, and are subject to regulation by various federal, state and foreign agencies. We are subject to various local, state, federal, foreign and transnational laws and regulations, which include the operating and security standards of the U.S. Federal Drug Administration (the FDA), the U.S. Drug Enforcement Agency (the DEA), various state boards of pharmacy, state health departments, the U.S. Department of Health and Human Services (the DHHS), the European Medicines Agency (the EMA), in Europe, the EU member states and other comparable agencies and, in the future, any changes to such laws and regulations could adversely affect us. In particular, we are subject to laws and regulations concerning current good manufacturing practices and drug safety. Our subsidiaries may be required to register for permits and/or licenses with, and may be required to comply with the laws and regulations of the DEA, the FDA, the DHHS, foreign agencies including the EMA, and other various state boards of pharmacy, state health departments and/or comparable state agencies as well as certain accrediting bodies depending upon the type of operations and location of product distribution, manufacturing and sale.
The manufacture, distribution and marketing of many of our products and services, including medical devices and pharma services, are subject to extensive ongoing regulation by the FDA, the DEA, the EMA, and other equivalent local, state, federal and non-U.S. regulatory authorities. In addition, we are subject to inspections by these regulatory authorities. Failure by us or by our customers to comply with the requirements of these regulatory authorities, including without limitation, remediating any inspectional observations to the satisfaction of these regulatory authorities, could result in warning letters, product recalls or seizures, monetary sanctions, injunctions to halt manufacture and distribution, restrictions on our operations, civil or criminal sanctions, or withdrawal of existing or denial of pending approvals, including those relating to products or facilities. In addition, such a failure could expose us to contractual or product liability claims, contractual claims from our customers, including claims for reimbursement for lost or damaged active pharmaceutical ingredients, as well as ongoing remediation and increased compliance costs, any or all of which could be significant.

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

We are also subject to a variety of federal, state, local and international laws and regulations that govern, among other things, the importation and exportation of products, the handling, transportation and manufacture of substances that could be classified as hazardous, and our business practices in the U.S. and abroad such as anti-corruption and anti-competition laws. Any noncompliance by us with applicable laws and regulations or the failure to maintain, renew or obtain necessary permits and licenses could result in criminal, civil and administrative penalties and could have an adverse effect on our results of operations.
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
Our debt may restrict our investment opportunities or limit our activities. As of September 30, 2017, we had approximately $21.99 billion in outstanding indebtedness. In addition, we have availability to borrow under a revolving credit facility that provides for up to $2.50 billion of unsecured multi-currency revolving credit. We may also obtain additional long-term debt and lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.
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
Additionally, the agreements governing our debt require that we maintain certain financial ratios, and contain affirmative and negative covenants that restrict our activities by, among other limitations, limiting our ability to incur additional indebtedness, merge or consolidate with other entities, make investments, create liens, sell assets and enter into transactions with affiliates. The covenants in our revolving credit facility (the Facility) include a Consolidated Leverage Ratio (total debt-to-Consolidated EBITDA) and a Consolidated Interest Coverage ratio (Consolidated EBITDA to Consolidated Interest Expense), as such terms are defined in the Facility. Specifically, the company has agreed that, so long as any lender has any commitment under the Facility, any letter of credit is outstanding under the Facility, or any loan or other obligation is outstanding under the Facility, it will maintain a maximum Consolidated Leverage Ratio of 4.5:1.0 for the third and fourth quarter of 2017, with such maximum ratio stepping down to 4.0:1.0 for the first and second quarters of 2018 and then stepping down to 3.5:1.0 for the third quarter of 2018 and thereafter. The company has also agreed that so long as any lender has any commitment under the Facility or any letter of credit is outstanding under the Facility, or any loan or other obligation is outstanding under the Facility, it will maintain a minimum Consolidated Interest Coverage Ratio of 3.0:1.0 as of the last day of any fiscal quarter.
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
Issuer Purchases of Equity Securities
There was no share repurchase activity for the company's third quarter of 2017. On July 7, 2016, the Board of Directors authorized the repurchase of up to $1.50 billion of the company’s common stock. At September 30, 2017, $500 million was available for future repurchases of the company’s common stock under this authorization.

Item 6.	Exhibits

See Exhibit Index on page 51.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 3, 2017	THERMO FISHER SCIENTIFIC INC.

/s/ Stephen Williamson
Stephen Williamson
Senior Vice President and Chief Financial Officer

/s/ Peter E. Hornstra
Peter E. Hornstra
Vice President and Chief Accounting Officer

THERMO FISHER SCIENTIFIC INC.
EXHIBIT INDEX

Exhibit Number	Description of Exhibit
4.1
Seventeenth Supplemental Indenture, dated as of August 14, 2017, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed August 14, 2017 [File No. 1-8002] and incorporated in this document by reference).

10.1
Term Loan Agreement, dated August 11, 2017, among the Company, the lenders party thereto, Bank of America, N.A., as administrative agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed August 11, 2017 [File No. 1-8002] and incorporated in this document by reference).

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
** Certification is not deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. Such certification is not deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act except to the extent that the registrant specifically incorporates it by reference.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet at September 30, 2017 and December 31, 2016, (ii) Consolidated Statement of Income for the three and nine months ended September 30, 2017 and October 1, 2016, (iii) Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2017 and October 1, 2016, (iv) Consolidated Statement of Cash Flows for the nine months ended September 30, 2017 and October 1, 2016, (v) Consolidated Statement of Shareholders’ Equity for the nine months ended September 30, 2017 and October 1, 2016 and (vi) Notes to Consolidated Financial Statements.