Form 10-K
period 2017-12-31
THERMO FISHER SCIENTIFIC INC.
filed 2018-02-28
CIK 97745

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
December 31, 2017 or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number 1-8002
THERMO FISHER SCIENTIFIC INC.
(Exact name of Registrant as specified in its charter)

Delaware	04-2209186
(State of incorporation or organization)	(I.R.S. Employer Identification No.)
168 Third Avenue
Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (781) 622-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered	Title of each class	Name of each exchange on which registered
Common Stock, $1.00 par value	New York Stock Exchange	2.000% Notes due 2025	New York Stock Exchange
Floating Rate Notes due 2018	New York Stock Exchange	1.400% Notes due 2026	New York Stock Exchange
Floating Rate Notes due 2019	New York Stock Exchange	1.450% Notes due 2027	New York Stock Exchange
1.500% Notes due 2020	New York Stock Exchange	1.375% Notes due 2028	New York Stock Exchange
2.150% Notes due 2022	New York Stock Exchange	1.950% Notes due 2029	New York Stock Exchange
0.750% Notes due 2024	New York Stock Exchange	2.875% Notes due 2037	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and emerging growth company in Rule 12b-2 of the Exchange Act. (Check one)        Large accelerated filer ☒ Accelerated filer ☐        Non-accelerated filer ☐        Smaller reporting company ☐        Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of June 30, 2017, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $67,969,182,000 (based on the last reported sale of common stock on the New York Stock Exchange Composite Tape reporting system on June 30, 2017).
As of February 3, 2018, the Registrant had 401,784,066 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Sections of Thermo Fisher’s definitive Proxy Statement for the 2018 Annual Meeting of Shareholders are incorporated by reference into Parts II and III of this report.

THERMO FISHER SCIENTIFIC INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

THERMO FISHER SCIENTIFIC INC.

PART I

Item 1.	Business
General Development of Business
Thermo Fisher Scientific Inc. (also referred to in this document as "Thermo Fisher," "we," the "company," or the "registrant") is the world leader in serving science. Our mission is to enable our customers to make the world healthier, cleaner and safer. We help our customers accelerate life sciences research, solve complex analytical challenges, improve patient diagnostics and increase laboratory productivity.
Thermo Fisher has approximately 70,000 employees and serves more than 400,000 customers within pharmaceutical and biotech companies, hospitals and clinical diagnostic labs, universities, research institutions and government agencies, as well as environmental, industrial quality and process control settings.
We serve our customers through our premier brands, Thermo Scientific, Applied Biosystems, Invitrogen, Fisher Scientific and Unity Lab Services:

•
The Thermo Scientific brand offers customers in research, diagnostics, industrial, and applied markets a complete range of high-end analytical instruments as well as laboratory equipment, software, services, consumables and reagents. Our portfolio of products includes innovative technologies for mass spectrometry, chromatography, elemental analysis, electron microscopy, molecular spectroscopy, sample preparation, informatics, chemical research and analysis, cell culture, bioprocess production, cellular, protein and molecular biology research, allergy testing, drugs-of-abuse testing, therapeutic drug monitoring testing, microbiology, anatomical pathology, as well as environmental monitoring and process control.

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

•
Fisher Scientific is our channels brand, offering customers a complete portfolio of laboratory equipment and consumables, chemicals, supplies and services used in scientific research, healthcare, safety, and education markets. These products are offered through an extensive network of direct sales professionals, segment-relevant printed collateral and digital content, a state-of-the-art website, and supply-chain management services. We also offer a range of biopharma services for clinical trials management and biospecimen storage.

•
Unity Lab Services is our instrument and equipment services brand, offering a complete portfolio of services from enterprise level engagements to individual instruments and laboratory equipment, regardless of the original manufacturer. Through our network of world-class service and support personnel, we provide services that are designed to help our customers improve productivity, reduce costs, and drive decisions with better data.

We continuously increase our depth of capabilities in technologies, software and services, and leverage our extensive global channels to address our customers’ emerging needs. For example, our acquisition of Patheon N.V. in 2017 significantly expands our services offering for pharmaceutical and biotech customers by adding contract development and manufacturing capabilities. Our goal is to make our customers more productive in an increasingly competitive business environment, and to allow them to solve their challenges, from complex research to improved patient care, environmental and process monitoring, and consumer safety.
Thermo Fisher is a Delaware corporation and was incorporated in 1956. The company completed its initial public offering in 1967 and was listed on the New York Stock Exchange in 1980.
On February 14, 2017, the company acquired, within the Life Sciences Solutions segment, Finesse Solutions, Inc., expanding its bioproduction offerings.
On March 2, 2017, the company acquired, within the Analytical Instruments segment, Core Informatics, enhancing its existing informatics solutions.

THERMO FISHER SCIENTIFIC INC.
Business (continued)

On August 29, 2017, the company acquired, within the Laboratory Products and Services segment, substantially all of the issued and outstanding shares of Patheon N.V., providing entry into the pharmaceutical contract development and manufacturing organization market and adding a complementary service to its existing pharmaceutical services portfolio.
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
A number of important factors could cause the results of the company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading, "Risk Factors" in Part I, Item 1A.
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
Our biosciences offerings include:

•
Reagents, instruments, and consumables used for protein biology, molecular biology, sample preparation and cell imaging and analysis. The portfolio includes antibodies and products for protein purification, detection, modification, and analysis; and sequencing, detection and purification products used for high content analysis of nucleic acids. Many of these products are also used in applied markets, including agriculture, forensics, diagnostics product development, and toxicology research.

•
Tools used for genetic engineering, amplification, quantification and analysis as well as RNA isolation, including stem cell reprogramming kits, transfection reagents, RNA interference reagents, along with gene editing tools and gene synthesis products.

•	Cell culture media, reagents, and plastics for preserving and growing mammalian cells which are used in many life science research applications.

•
Fluorescence-based technologies, which facilitate the labeling of molecules for biological research and drug discovery. These technologies include a wide range of cell analysis instruments, including flow cytometers and imaging platforms that enable fluorescence microscopy.

THERMO FISHER SCIENTIFIC INC.
Business (continued)

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
Clinical Next-Generation Sequencing
Our clinical next-generation sequencing (NGS) business focuses on delivering simple, fast and cost-effective NGS technology for a range of applications. The business is focused on targeted sequencing solutions for research use; the application of NGS in oncology; and is an enabling technology for other businesses within Thermo Fisher.
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

•
Production cell culture media solutions, which are used by leading biotechnology and pharmaceutical companies to grow cells in controlled conditions and enable large scale cGMP (Current Good Manufacturing Practices) manufacturing of drugs and vaccines. We also provide our customers with the associated services to optimize the productivity of these production platforms.

•
Chromatography products, which deliver superior capacity and resolution for process-scale bioseparations, and offer a broad set of scalable options for the purification of antibodies, antibody fragments and proteins.

•	Rapid molecular products that deliver accurate results in less than four hours for contaminant detection, identification and quantitation.

•	Scalable solutions for the manufacture of cell therapy based drugs.
Our Doe & Ingalls offerings include chemical distribution and supply chain services that provide primarily life science manufacturers with reliable, secure supply chains for their chemical raw material.
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

THERMO FISHER SCIENTIFIC INC.
Business (continued)

liquid chromatography, ion chromatography and gas chromatography systems, all of which are supported by our Chromeleon chromatography data system software.

•
Liquid Chromatography (LC) Systems analyze complex sample matrices in liquids. Our high-pressure liquid chromatography (HPLC) and ultrahigh pressure liquid chromatography (UHPLC) systems offer high throughput and sensitivity and are sold either as stand-alone systems or integrated with our mass spectrometers (LC/MS and LC/MS/MS). These systems are used for a range of applications, from complex proteomic analyses to routine industrial quality assurance and quality control (QA/QC).

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

•
Life Sciences Mass Spectrometers include triple quadrupole and Orbitrap technologies. Our triple quadrupole systems provide high performance quantitative analysis of chemicals in biological fluids, environmental samples and food matrices. They are also used by the pharmaceutical industry for targeted quantitation during drug discovery. Our Orbitrap technologies provide high resolution and accurate mass capabilities for both research and applied markets and are well suited for drug metabolism, proteomics, environmental analysis, food safety, toxicology and clinical research applications. We also offer a comprehensive portfolio of instrument control and data analysis software to help customers simplify their workflows and obtain knowledge from often complex data.

•
Inorganic Mass Spectrometers include four product lines: isotope ratio mass spectrometry (IRMS); multi-collector isotope ratio mass spectrometry (MC/IRMS); inductively coupled plasma mass spectrometry (ICP/MS); and high resolution trace mass spectrometry (HR Trace/MS). These products are primarily used for qualitative and quantitative analysis of inorganic matter in a range of applications, including environmental analysis, materials science and earth sciences.

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

•
Materials and Minerals Instruments include production line process monitoring, and control systems for a range of industrial applications. For example, we offer on-line instruments that analyze bulk materials non-invasively and in real time to improve quality control and ensure safe operation in a mine or cement manufacturing plant, as well as systems that enable high-speed weighing during bulk materials handling. We also offer gauging systems that employ ionizing and non-ionizing technologies to measure the total thickness, basis weight and coating thickness of flat-sheet materials, such as steel, plastics, foil, rubber and glass. We also offer on line analyzers based on a variety of

THERMO FISHER SCIENTIFIC INC.
Business (continued)

technologies such as X-ray imaging and ultra-trace chemical detection, to inspect packaged goods for physical contaminants, validate fill quantities, or check for missing or broken parts on line and at high speeds in the food and beverage, pharmaceutical production and packaging industries to maintain safety and quality standards.

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
Materials and Structural Analysis
Our materials and structural analysis business includes electron microscopy, molecular spectroscopy and laboratory elemental analysis instruments that are used by customers in life sciences, materials sciences and industrial markets to accelerate breakthrough discoveries.

•
Electron Microscopy Instruments include transmission electron microscopes which provide imaging and characterization at the atomic scale, with applications in semiconductor development, materials science research and the characterization of protein structure and function. We also offer scanning electron microscopes which resolve features from the optical regime down to the nanometer length scale and are used for a wide variety of applications from materials characterization in science and engineering to applications in natural resources, manufacturing, and biological systems. Our DualBeam focused ion beam-scanning electron microscope systems are used for sample preparation, 3D characterization, nanoprototyping, and industrial failure analysis. Our focused ion beam microscopes are used in a range of process control, failure analysis, and materials research applications. We also offer electrical failure analysis instruments which are used in root cause failure analysis and quality control, microCT instruments which are micro-computed tomography solutions for quantitative analysis of a broad range of materials, providing 3D visualization of large volumes non-destructively and 3D visualization software that turns the data and images generated by a broad range of instruments into 3D visualizations of the microscopic sample, allowing quantitative analysis of material properties.

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
Laboratory Products and Services Segment
Our Laboratory Products and Services segment offers virtually everything needed for the laboratory. Our unique combination of self-manufactured and sourced products and extensive service offering, enables our customers to focus on their core activities and helps them to be more efficient, productive and cost effective. We serve the pharmaceutical, biotechnology, academic, government and other research and industrial markets, as well as the clinical laboratory through four key businesses: Laboratory Products, Laboratory Chemicals, Research and Safety Market Channel, and Pharma Services.
Laboratory Products
Our Laboratory Products are used primarily by pharmaceutical companies for drug discovery and development and by biotechnology companies and universities for life science research to advance the prevention and cure of diseases and enhance quality of life. This offering consists of equipment, accessories, and services for sample preparation, storage and protection, and analysis:

•
Laboratory Equipment Technologies includes our leading laboratory refrigerators and freezers, ultralow-temperature freezers and cryopreservation storage tanks for maintaining samples in a cold environment to protect them from degradation. We also offer temperature control products such as heated bath circulators, immersion coolers, recirculating chillers, water baths, and dry baths in a range of sizes, temperatures and configurations for life science, analytical chemistry, manufacturing and quality-control applications. In addition, we offer sample preparation and preservation equipment, which protects our customers’ chemical and biological samples and supports the growth of cells and organisms in optimal conditions such as temperature, carbon dioxide and humidity as well as incubators and related products. We also offer centrifugation products, which are used to separate biological matrices and inorganic materials, including microcentrifuges, general use bench-top centrifuges and floor models. Additionally, we offer biological safety cabinets, which enable technicians to handle samples without risk to themselves or their environment and without risk of cross-contamination of samples.

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

•
Laboratory Plastics Essentials include a leading offering of laboratory pipette tips and a complementary range of handheld and automated pipetting systems, supporting low-through high-throughput activity. These products optimize productivity and ergonomics, and ensure accurate results. We also offer sample preparation and storage products such as centrifugation consumables as well as vials and organization systems for ultralow temperature and cryogenic storage, with specific products designed for low protein binding and low DNA binding and containers for packaging life science and diagnostic reagents as well for the storage and transport of bulk intermediates and active pharmaceutical ingredients. Additionally, our offerings include a complete selection of clinical specimen collection products, drug-of-abuse collection kits and environmental and food-safety glass and plastic vials, bottles and containers, plastic transfer pipettes, general purpose clinical laboratory consumables and containers for breast milk collection, storage and feeding primarily used in neo-natal units and by lactation specialists. We also provide OEM and custom kit assembly services for clinical and drugs-of-abuse test kits.

THERMO FISHER SCIENTIFIC INC.
Business (continued)

Laboratory Chemicals
Our Laboratory Chemicals comprises a broad range of chemicals, solvents and reagents supporting virtually every laboratory application – from research to drug discovery and development and manufacturing. This portfolio includes organic chemicals used to synthesize new materials; essential laboratory chemicals used by scientists to purify, extract, separate, identify and manufacture products; high-purity analytical reagents, bioreagents used in many different applications, from cell growth to detailed protein analysis; novel chemical building blocks, reactive intermediates and screening libraries used to accelerate drug discovery; and precious metals, salts and solutions used in a broad range of applications where highly specific reactions are desired. We provide bulk volumes of many products for scale-up from research to development and customized services for chemical procurement, processing, production, testing, and packaging.
Research and Safety Market Channel
Our Research and Safety Market channel serves academic, pharmaceutical, biotechnology, government and industrial customers. We go to market through our expert sales force, segment-relevant printed collateral and digital content in five languages, a state-of-the-art website, www.fishersci.com, containing full product content for more than 1.5 million products, and our global network of resellers and distributors.
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
Pharma Services
We provide the entire spectrum of development, manufacturing and clinical trials services for both small-molecule and large-molecule pharmaceuticals. This includes i) development of a suitable formulation and manufacturing process for the active pharmaceutical ingredient (API) or biologic; ii) technology transfer to scale up the manufacturing; iii) labeling, packaging, distribution and logistics for clinical trials; and iv) commercial scale manufacturing and packaging.

•
Drug Substance Services - Our service offerings address small molecules, produced through chemical synthesis, and large molecules such as antibodies and proteins produced through mammalian cell culture. We provide development and manufacturing services for small molecule active pharmaceutical ingredients (APIs) and the biologically active component of pharmaceutical products under current good manufacturing practice (cGMP) conditions from early development through commercial production.

•
Drug Product Services - We manufacture both small-molecule and large-molecule products for customers in conventional and specialized dosage forms. We differentiate ourselves by our breadth of dosage forms and specialized capabilities in both oral solid and sterile dosage forms. We provide a wide spectrum of advanced formulation, production and technical services and scientific expertise and solutions, from the early stages of a product’s development to regulatory approval and commercial scale production.

•
Clinical Trials Services - we provide global services for pharmaceutical and biotechnology companies engaged in clinical trials, including comparator sourcing; specialized packaging; over-encapsulation; multi-lingual and specialized

THERMO FISHER SCIENTIFIC INC.
Business (continued)

labeling and distribution for phase I through phase IV clinical trials; biological-specimen management and biobanking services; specialty pharmaceutical logistics; and clinical supply-chain planning and management.
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
New Products and Research and Development
Our business includes the development and introduction of new products and may include entry into new business segments. During 2017, 2016 and 2015, we incurred $888 million, $755 million and $692 million, respectively, of expense on research and development. We anticipate that we will continue to make significant expenditures for research and development as we seek to provide a continuing flow of innovative products to maintain and improve our competitive position.
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

THERMO FISHER SCIENTIFIC INC.
Business (continued)

Backlog
Our backlog of firm orders at year-end 2017 and 2016 was as follows:

(In millions)	2017	2016

Life Sciences Solutions	$594	$528
Analytical Instruments	2,050	1,701
Specialty Diagnostics	158	171
Laboratory Products and Services	1,679	416
Eliminations	(20)	(23)

	$4,461	$2,793
We believe that virtually all of our backlog at the end of 2017 will be filled during 2018.
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
We record accruals for environmental liabilities based on current interpretations of environmental laws and regulations when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. We calculate estimates based upon several factors, including reports prepared by environmental specialists and management’s knowledge and experience with these environmental matters. We include in these estimates potential costs for investigation, remediation and operation and maintenance of cleanup sites. Accrued liabilities for environmental matters totaled $52 million at December 31, 2017.
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
We have approximately 70,000 employees.
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
Executive Officers of the Registrant

Name	Age	Present Title (Fiscal Year First Became Executive Officer)

Marc N. Casper	49	President and Chief Executive Officer (2001)
Mark P. Stevenson	55	Executive Vice President and Chief Operating Officer (2014)
Michael A. Boxer	56	Senior Vice President and General Counsel (2018)
Patrick M. Durbin	51	Senior Vice President (2015)
Gregory J. Herrema	52	Senior Vice President (2017)
Seth H. Hoogasian	63	Senior Vice President and Retiring General Counsel (2001)
Michel Lagarde	44	Senior Vice President (2017)
Stephen Williamson	51	Senior Vice President and Chief Financial Officer (2015)
Peter E. Hornstra	58	Vice President and Chief Accounting Officer (2001)
Mr. Casper was appointed President and Chief Executive Officer in October 2009. He was Chief Operating Officer from May 2008 to October 2009 and Executive Vice President from November 2006 to October 2009. He was Senior Vice President from December 2003 to November 2006. From December 2001 to December 2003 he was Vice President.
Mr. Stevenson was appointed Executive Vice President and Chief Operating Officer in August 2017. He was Executive Vice President and President, Life Sciences Solutions from February 2014 to August 2017. Prior to the acquisition of Life Technologies Corporation ("Life Technologies"), Mr. Stevenson was President and Chief Operating Officer of Life Technologies from November 2008 to February 2014.
Mr. Boxer joined the company as Senior Vice President and General Counsel in January 2018. Prior to joining the company, Mr. Boxer was Executive Vice President and Group General Counsel at Luxottica, a leading global vision care company, from May 2011 to December 2017, and prior to that he held various positions of increasing responsibility at Luxottica.
Mr. Durbin was appointed Senior Vice President of Thermo Fisher Scientific and President, Specialty Diagnostics in October 2015. He was President of the BioPharma Services business from January 2010 to October 2015.
Mr. Herrema was appointed Senior Vice President and President, Customer Channels in January 2014. He was President, Biosciences from 2012 to 2014.
Mr. Hoogasian was appointed Senior Vice President in November 2006 and General Counsel in 1992. He was Secretary from 2001 to 2017. Mr. Hoogasian is retiring from the company on March 30, 2018.
Mr. Lagarde joined Thermo Fisher Scientific in August 2017 through the acquisition of Patheon and was appointed Senior Vice President and President, Pharma Services. From May 2016 to August 2017, Mr. Lagarde served as President and Chief Operating Officer at Patheon. From January 2008 to May 2016, Mr. Lagarde was Managing Director at JLL Partners, a private equity firm focused on healthcare.
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

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

priorities, available resources and product and economic cycles, have a significant effect on the capital spending policies of these entities.
Spending by some of these customers fluctuates based on budget allocations and the timely passage of the annual federal budget. An impasse in federal government budget decisions could lead to substantial delays or reductions in federal spending.
As a multinational corporation, we are exposed to fluctuations in currency exchange rates, which could adversely affect our cash flows and results of operations. International markets contribute a substantial portion of our revenues, and we intend to continue expanding our presence in these regions. The exposure to fluctuations in currency exchange rates takes on different forms. International revenues and costs are subject to the risk that fluctuations in exchange rates could adversely affect our reported revenues and profitability when translated into U.S. dollars for financial reporting purposes. These fluctuations could also adversely affect the demand for products and services provided by us. As a multinational corporation, our businesses occasionally invoice third-party customers in currencies other than the one in which they primarily do business (the "functional currency"). Movements in the invoiced currency relative to the functional currency could adversely impact our cash flows and our results of operations. As our international sales grow, exposure to fluctuations in currency exchange rates could have a larger effect on our financial results. In 2017, currency translation had a favorable effect of $70 million on revenues due to the weakening of the U.S. dollar relative to other currencies in which the company sells products and services.
Significant developments stemming from the U.S. administration or the U.K.’s referendum on membership in the EU could have an adverse effect on us. The U.S. administration has called for substantial changes to trade agreements, such as the North American Free Trade Agreement (NAFTA), and has raised the possibility of imposing significant increases on tariffs on goods imported into the United States, particularly from China and Mexico. The administration has also indicated an intention to request Congress to make significant changes, replacement or elimination of the Patient Protection and Affordable Care Act, and government negotiation/regulation of drug prices paid by government programs. Changes in U.S. social, political, regulatory and economic conditions or laws and policies governing the health care system and drug prices, foreign trade, manufacturing, and development and investment in the territories and countries where we or our customers operate could adversely affect our operating results and our business.
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

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

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
Our inability to complete any pending acquisitions or to successfully integrate any new or previous acquisitions could have a material adverse effect on our business. Our business strategy includes the acquisition of technologies and businesses that complement or augment our existing products and services. Certain acquisitions may be difficult to complete for

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

a number of reasons, including the need for antitrust and/or other regulatory approvals. Any acquisition we may complete may be made at a substantial premium over the fair value of the net identifiable assets of the acquired company. Further, we may not be able to integrate acquired businesses successfully into our existing businesses, make such businesses profitable, or realize anticipated cost savings or synergies, if any, from these acquisitions, which could adversely affect our business.
Moreover, we have acquired many companies and businesses. As a result of these acquisitions, we recorded significant goodwill and indefinite-lived intangible assets (primarily tradenames) on our balance sheet, which amount to approximately $25.29 billion and $1.27 billion, respectively, as of December 31, 2017. In addition, we have definite-lived intangible assets totaling $15.41 billion as of December 31, 2017. We assess the realizability of goodwill and indefinite-lived intangible assets annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. We assess the realizability of definite-lived intangible assets whenever events or changes in circumstances indicate that these assets may be impaired. These events or circumstances would generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and intangible assets will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill and intangible assets, we may be required to incur material charges relating to the impairment of those assets.
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

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

The manufacture, distribution and marketing of many of our products and services, including medical devices and pharma services, are subject to extensive ongoing regulation by the FDA, the DEA, the EMA, and other equivalent local, state, federal and non-U.S. regulatory authorities. In addition, we are subject to inspections by these regulatory authorities. Failure by us or by our customers to comply with the requirements of these regulatory authorities, including without limitation, remediating any inspectional observations to the satisfaction of these regulatory authorities, could result in warning letters, product recalls or seizures, monetary sanctions, injunctions to halt manufacture and distribution, restrictions on our operations, civil or criminal sanctions, or withdrawal of existing or denial of pending approvals, including those relating to products or facilities. In addition, such a failure could expose us to contractual or product liability claims, contractual claims from our customers, including claims for reimbursement for lost or damaged active pharmaceutical ingredients, as well as ongoing remediation and increased compliance costs, any or all of which could be significant. We are the sole manufacturer of a number of pharmaceuticals for many of our customers and a negative regulatory event could impact our customers' ability to provide products to their customers.
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
Our business could be adversely affected by disruptions at our sites. We rely upon our manufacturing operations to produce many of the products we sell and our warehouse facilities to store products, pending sale. Any significant disruption of those operations for any reason, such as strikes or other labor unrest, power interruptions, fire, hurricanes or other events beyond our control could adversely affect our sales and customer relationships and therefore adversely affect our business. We have significant operations in California, near major earthquake faults, which make us susceptible to earthquake risk. Although most of our raw materials are available from a number of potential suppliers, our operations also depend upon our ability to obtain raw materials at reasonable prices. If we are unable to obtain the materials we need at a reasonable price, we may not be able to produce certain of our products or we may not be able to produce certain of these products at a marketable price, which could have an adverse effect on our results of operations.
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
We also rely on our technology infrastructure, among other functions, to interact with suppliers, sell our products and services, fulfill orders and bill, collect and make payments, ship products, provide services and support to customers, track customers, fulfill contractual obligations and otherwise conduct business. Our systems may be vulnerable to damage or interruption from natural disasters, power loss, telecommunication failures, terrorist attacks, computer viruses, computer denial-of-service attacks, unauthorized access to customer or employee data or company trade secrets, and other attempts to harm our systems. Certain of our systems are not redundant, and our disaster recovery planning is not sufficient for every eventuality. Despite any precautions we may take, such problems could result in, among other consequences, interruptions in our services,

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

which could harm our reputation and financial results. Any of the cyber-attacks, breaches or other disruptions or damage described above, if significant, could materially interrupt our operations, delay production and shipments, result in theft of our and our customers’ intellectual property and trade secrets, damage customer, business partner and employee relationships and our reputation or result in defective products or services, legal claims and proceedings, liability and penalties under privacy laws and increased cost for security and remediation, each of which could adversely affect our business and financial results.
Our debt may restrict our investment opportunities or limit our activities. As of December 31, 2017, we had approximately $21.01 billion in outstanding indebtedness. In addition, we have availability to borrow under a revolving credit facility that provides for up to $2.50 billion of unsecured multi-currency revolving credit. We may also obtain additional long-term debt and lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.
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
Additionally, the agreements governing our debt require that we maintain certain financial ratios, and contain affirmative and negative covenants that restrict our activities by, among other limitations, limiting our ability to incur additional indebtedness, merge or consolidate with other entities, make investments, create liens, sell assets and enter into transactions with affiliates. The covenants in our revolving credit facility (the Facility) include a Consolidated Leverage Ratio (total debt-to-Consolidated EBITDA) and a Consolidated Interest Coverage ratio (Consolidated EBITDA to Consolidated Interest Expense), as such terms are defined in the Facility. Specifically, the company has agreed that, so long as any lender has any commitment under the Facility, any letter of credit is outstanding under the Facility, or any loan or other obligation is outstanding under the Facility, it will maintain a maximum Consolidated Leverage Ratio of 4.0:1.0 for the first and second quarters of 2018 and then stepping down to 3.5:1.0 for the third quarter of 2018 and thereafter. The company has also agreed that so long as any lender has any commitment under the Facility or any letter of credit is outstanding under the Facility, or any loan or other obligation is outstanding under the Facility, it will maintain a minimum Consolidated Interest Coverage Ratio of 3.0:1.0 as of the last day of any fiscal quarter.
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
The location and general character of our principal properties by segment are as follows:
Life Sciences Solutions
We own approximately 2.3 million square feet of office, engineering, laboratory and production space, principally in California, New York, Maryland, Illinois, Oregon, Wisconsin and Pennsylvania, within the U.S., and in the U.K., Lithuania and New Zealand. We lease approximately 3.2 million square feet of office, engineering, laboratory and production space, principally in California, Maryland, Utah, Massachusetts and Texas, within the U.S., and in Singapore, Netherlands, China, Germany, India, Lithuania, South Korea and Norway, under various leases that expire between 2018 and 2032.
Analytical Instruments
We own approximately 2.3 million square feet of office, engineering, laboratory and production space, principally in California, Massachusetts, Wisconsin, Oregon and Minnesota, within the U.S., and in Germany, Netherlands, Italy and Switzerland. We lease approximately 2.3 million square feet of office, engineering, laboratory and production space, principally in California, Texas, Tennessee, Illinois, Pennsylvania, Colorado, Florida and Oregon, within the U.S., and in Czech Republic, China, Germany, the U.K., Japan, Australia, India and France, under various leases that expire between 2018 and 2034.
Specialty Diagnostics
We own approximately 2.1 million square feet of office, engineering, laboratory and production space, principally in Virginia, Kansas and California, within the U.S., and in Sweden, Germany, the U.K. and Switzerland. We lease approximately 1.4 million square feet of office, engineering, laboratory and production space, principally in California, Kansas and Michigan, within the U.S., and in Finland, the U.K., China, France, Canada and Japan under various leases that expire between 2018 and 2026.
Laboratory Products and Services
We own approximately 12.5 million square feet of office, engineering, laboratory, warehouse and production space, principally in North Carolina, Pennsylvania, Ohio, Puerto Rico, New York, New Jersey, South Carolina and Illinois, within the U.S., and in the U.K., Austria, Italy, Canada, France, Germany and China. We lease approximately 4.6 million square feet of office, engineering, laboratory, warehouse and production space, principally in California, Pennsylvania, New York, Maryland, Texas, Tennessee, Ohio, North Carolina and Massachusetts, within the U.S., and in Australia, Germany, the U.K., Mexico, China, Singapore, New Zealand, India and Sweden under various leases that expire between 2018 and 2038.
Corporate Headquarters
We own approximately 127,000 square feet of office space in Massachusetts.
We believe that all of the facilities that we are currently using are in good condition and are suitable and adequate to meet our current needs. If we are unable to renew any of the leases that are due to expire in 2018 or 2019, we believe that suitable replacement properties are available on commercially reasonable terms.

Item 3.	Legal Proceedings
There are various lawsuits and claims against the company involving product liability, intellectual property, employment and commercial issues. See "Note 10 to our Consolidated Financial Statements – Commitments and Contingencies."

Item 4.	Mine Safety Disclosures
Not applicable.

THERMO FISHER SCIENTIFIC INC.

PART II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Price of Common Stock
Our common stock is traded on the New York Stock Exchange under the symbol TMO. The following table sets forth the high and low sale prices of the company’s common stock for 2017 and 2016, as reported in the consolidated transaction reporting system.

	2017		2016
	High	Low	High	Low

First Quarter	$161.66	$140.00	$142.99	$119.75
Second Quarter	176.92	151.74	154.81	140.21
Third Quarter	194.30	170.07	160.68	143.01
Fourth Quarter	201.20	181.51	160.10	139.07
The closing price of the company’s common stock on December 31, 2017 and 2016, was $189.88 and $141.10, respectively.
The following table sets forth the per share dividends declared on the company’s common stock for 2017 and 2016.

	2017	2016

First Quarter	$0.15	$0.15
Second Quarter	0.15	0.15
Third Quarter	0.15	0.15
Fourth Quarter	0.15	0.15
Our payment of dividends in the future will be determined by our Board of Directors and will depend upon our earnings, financial condition and other factors.
Holders of Common Stock
As of February 3, 2018, the company had 3,595 holders of record of its common stock. This does not include holdings in street or nominee names.
Issuer Purchases of Equity Securities
There was no share repurchase activity for the company’s fourth quarter of 2017. On July 7, 2016, the Board of Directors authorized the repurchase of up to $1.50 billion of the company’s common stock. At December 31, 2017, $500 million was available for future repurchases of the company’s common stock under this authorization.

THERMO FISHER SCIENTIFIC INC.

Item 6.	Selected Financial Data

(In millions except per share amounts)	2017 (a)	2016 (b)	2015 (c)	2014 (d)	2013 (e)

Statement of Income Data
Revenues	$20,918	$18,274	$16,965	$16,890	$13,090
Income from Continuing Operations	2,228	2,025	1,980	1,895	1,279
Net Income	2,225	2,022	1,975	1,894	1,273
Earnings per Share from Continuing Operations:
Basic	5.65	5.13	4.97	4.76	3.55
Diluted	5.60	5.10	4.93	4.71	3.50
Earnings per Share:
Basic	5.64	5.12	4.96	4.76	3.53
Diluted	5.59	5.09	4.92	4.71	3.48

Cash Dividends Declared per Share	0.60	0.60	0.60	0.60	0.60

Balance Sheet Data
Total Assets	56,669	45,908	40,834	42,852	31,863
Long-term Obligations	18,873	15,372	11,420	12,352	9,500
The caption "restructuring and other costs/income" in the notes below includes amounts charged to cost of revenues, primarily for the sale of inventories revalued at the date of acquisition, and charges/credits to selling, general and administrative expense primarily for significant acquisition transaction costs.

(a)	Reflects $298 million of pre-tax charges for restructuring and other costs. Also reflects the acquisition of Patheon N.V. in August 2017.

(b)	Reflects $395 million of pre-tax charges for restructuring and other costs. Also reflects the acquisitions of Affymetrix, Inc. in March 2016 and FEI Company in September 2016.

(c)	Reflects $171 million of pre-tax charges for restructuring and other costs.

(d)	Reflects $140 million of pre-tax income from gains on sale of businesses, net of restructuring and other costs. Also reflects the acquisition of Life Technologies Corporation in February 2014.

(e)	Reflects $180 million of pre-tax charges for restructuring and other costs.

THERMO FISHER SCIENTIFIC INC.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Recent Acquisitions and Divestitures
The company’s strategy is to augment internal growth at existing businesses with complementary acquisitions. The company’s principal recent acquisitions are described below.
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
On August 29, 2017, the company acquired, within the Laboratory Products and Services segment, substantially all of the issued and outstanding shares of Patheon N.V., a leading global provider of high-quality drug development and delivery solutions to the pharmaceutical and biopharma sectors, for $35.00 per share in cash, or $7.36 billion, including the assumption of net debt. The company financed the purchase price, including the repayment of indebtedness of Patheon, with issuances of debt and equity.
Patheon provides comprehensive, integrated and highly customizable solutions as well as the expertise to help biopharmaceutical companies of all sizes satisfy complex development and manufacturing needs. The acquisition provided entry into the pharmaceutical contract development and manufacturing organization market and added a complementary service to the company's existing pharmaceutical services portfolio. Patheon's revenues totaled $1.87 billion for the year ended October 31, 2016.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Overview of Results of Operations and Liquidity

(Dollars in millions)	2017		2016

Revenues
Life Sciences Solutions	$5,728	27.4%	$5,317	29.1%
Analytical Instruments	4,821	23.0%	3,668	20.1%
Specialty Diagnostics	3,486	16.7%	3,339	18.3%
Laboratory Products and Services	7,825	37.4%	6,724	36.8%
Eliminations	(942)	(4.5)%	(774)	(4.3)%

	$20,918	100%	$18,274	100%
Sales in 2017 were $20.92 billion, an increase of $2.64 billion from 2016. Sales increased $1.63 billion due to acquisitions. The favorable effects of currency translation resulted in an increase in revenues of $70 million in 2017. Aside from the effects of acquisitions and currency translation, revenues increased $949 million (5%) primarily due to increased demand. Sales to customers in each of the company's primary end markets grew. Sales growth was moderate in North America and Europe and particularly strong in Asia.
In 2017, total company operating income and operating income margin were $2.97 billion and 14.2%, respectively, compared with $2.45 billion and 13.4%, respectively, in 2016. The increase in operating income was primarily due to profit on higher sales in local currencies, the effects of acquisitions and productivity improvements, net of inflationary cost increases, offset in part by an increase in amortization of acquisition-related intangible assets, due to recent acquisitions, and strategic growth investments. The company’s references to strategic growth investments generally refer to targeted spending for enhancing commercial capabilities, including expansion of geographic sales reach and e-commerce platforms, marketing initiatives, focused research projects and other expenditures to enhance the customer experience. The company’s references throughout this discussion to productivity improvements generally refer to improved cost efficiencies from its Practical Process Improvement (PPI) business system, reduced costs resulting from global sourcing initiatives, a lower cost structure following restructuring actions, including headcount reductions and consolidation of facilities, and low cost region manufacturing.
The increase in our effective tax rate in 2017 was principally due to a net provision of $204 million from the effects of the Tax Cuts and Jobs Act of 2017 (the Tax Act), consisting primarily of a one-time transition tax on deemed repatriated earnings and profits of foreign subsidiaries, net of a benefit from adjusting the deferred tax balances for the U.S. statutory tax rate reduction. Although the net $204 million charge represents what the company believes is a reasonable estimate of the impact of the Tax Act, the components of the net charge are provisional and may change as discussed in Note 7. In 2017, the company refinanced certain long term inter-company debt which resulted in an income tax benefit of $237 million related to a foreign exchange loss recognized for income tax purposes. In addition, in 2017 the company recorded a $65 million favorable adjustment to deferred tax balances due to extension of a tax holiday agreement in Singapore and $65 million of benefit associated with new required accounting for tax benefits from equity awards, as discussed in Note 1. The company continued to implement tax planning initiatives related to non-U.S. subsidiaries in 2017. These non-U.S. subsidiaries incurred foreign tax obligations, and made cash and deemed distributions to the company’s U.S. operations which resulted in no net tax cost. As a result of these distributions, the company benefitted from U.S. foreign tax credits of $86 million, offset in part by additional U.S. income taxes of $53 million on the related foreign income (which reduced the benefit from the foreign rate differential in 2017) for a net benefit of $33 million. The foreign tax credits are the result of foreign earnings and profits remitted or deemed remitted to the U.S. during the reporting year and the U.S. treatment of taxes paid in the foreign jurisdictions in the years those profits were originally earned. The company intends to make similar types of distributions from non-U.S. subsidiaries when they can be made at no net tax cost. The ability of the company to make distributions in future periods of similar type and magnitude will depend on the level of earnings and cash flow in various foreign jurisdictions and on the applicable tax laws in effect at that time. Accordingly, the impact of foreign tax credits on the company’s effective tax rate in future periods is likely to vary. The company also implemented foreign tax credit planning in Sweden which resulted in $20 million of foreign tax credits, with no related incremental U.S. income tax expense.
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
The effective tax rate in both 2017 and 2016 was also affected by relatively significant earnings in lower tax jurisdictions. Due primarily to the non-deductibility of intangible asset amortization for tax purposes, the company’s cash payments for income taxes were higher than its income tax expense for financial reporting purposes and totaled $479 million and $663 million in 2017 and 2016, respectively.
The company expects its effective tax rate in 2018 will be between 6% and 9% based on currently forecasted rates of profitability in the countries in which the company conducts business and expected generation of foreign tax credits. The effective tax rate can vary significantly from period to period as a result of discrete income tax factors and events.
Income from continuing operations increased to $2.23 billion in 2017, from $2.03 billion in 2016. The increase in operating income in 2017 (discussed above) was offset in part by an increase in interest expense of $123 million primarily due to increases in outstanding debt to fund acquisitions and the increase in the tax provision in 2017 (discussed above).
During 2017, the company’s cash flow from operations totaled $4.01 billion compared with $3.26 billion for 2016. The increase primarily resulted from higher income before amortization and depreciation in the 2017 period and lower investment in working capital in 2017.
As of December 31, 2017, the company’s short-term debt totaled $2.14 billion, including $0.96 billion of commercial paper obligations and $1.17 billion of senior notes due within the next twelve months. The company has a revolving credit facility with a bank group that provides up to $2.50 billion of unsecured multi-currency revolving credit. If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of December 31, 2017, no borrowings were outstanding under the company’s revolving credit facility, although available capacity was reduced by approximately $77 million as a result of outstanding letters of credit.
The company believes that its existing cash and cash equivalents of $1.34 billion as of December 31, 2017 and its future cash flow from operations together with available borrowing capacity under its revolving credit agreement will be sufficient to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months.
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
The company believes the following represent its critical accounting policies and estimates used in the preparation of its financial statements:

(a)	Intangible Assets and Goodwill
The company uses assumptions and estimates in determining the fair value of assets acquired and liabilities assumed in a business combination. The determination of the fair value of intangible assets, which represent a significant portion of the purchase price in many of the company’s acquisitions, requires the use of significant judgment with regard to (i) the fair value; and (ii) whether such intangibles are amortizable or non-amortizable and, if the former, the period and the method by which the intangible asset will be amortized. The company estimates the fair value of acquisition-related intangible assets principally based on projections of cash flows that will arise from identifiable intangible assets of acquired businesses. The projected cash flows are discounted to determine the present value of the assets at

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Critical Accounting Policies and Estimates (continued)

the dates of acquisition. Definite-lived intangible assets totaled $15.41 billion at December 31, 2017. The company reviews definite-lived intangible assets for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Actual cash flows arising from a particular intangible asset could vary from projected cash flows which could imply different carrying values from those established at the dates of acquisition and which could result in impairment of such asset.
The company evaluates goodwill and indefinite-lived intangible assets for impairment annually and when events occur or circumstances change that would more-likely-than-not reduce the fair value of the asset below its carrying amount. Events or circumstances that might require an interim evaluation include unexpected adverse business conditions, economic factors, unanticipated technological changes or competitive activities, loss of key personnel and acts by governments and courts. Goodwill and indefinite-lived intangible assets totaled $25.29 billion and $1.27 billion, respectively, at December 31, 2017. Estimates of future cash flows require assumptions related to revenue and operating income growth, asset-related expenditures, working capital levels and other factors. Different assumptions from those made in the company’s analysis could materially affect projected cash flows and the company’s evaluation of goodwill and indefinite-lived intangible assets for impairment.
For reporting units where the company performed the quantitative goodwill impairment test, indications of fair value based on projections of profitability for 2018 and thereafter and on peer revenues and earnings trading multiples were sufficient to conclude that no impairment of goodwill or indefinite-lived intangible assets existed at the end of the tenth fiscal month of 2017, the date of the company’s impairment testing. There can be no assurance, however, that an economic downturn will not materially adversely affect peer trading multiples and the company’s businesses such that they do not achieve their forecasted profitability and these assets become impaired. Should the fair value of the company’s goodwill or indefinite-lived intangible assets decline because of reduced operating performance, market declines, or other indicators of impairment, or as a result of changes in the discount rate, charges for impairment may be necessary.
With the completion of the Patheon acquisition in August 2017, the company established a new reporting unit which solely consists of the legacy Patheon business, the book carrying value of which equaled its fair value as of the acquisition date. During its annual 2017 goodwill impairment assessment, the company performed a qualitative assessment of this reporting unit and determined that no events had occurred and no circumstances had changed that would more-likely-than-not reduce the fair value of the reporting unit below its carrying amount. As a result, the company did not perform the quantitative goodwill impairment test for this reporting unit. Given that the fair value of the reporting unit was not substantially in excess of its carrying value as of the annual 2017 assessment date, relatively small decreases in future cash flows from anticipated results could result in impairment of goodwill. The key variables that will drive the cash flows of the reporting unit will be levels of profitability and terminal value growth rate assumptions, as well as the weighted average cost of capital rate applied. The business unit consisting of the legacy Patheon business had $3.25 billion of goodwill, and an overall carrying value of $7.33 billion as of December 31, 2017.

(b)	Income Taxes
In the ordinary course of business there is inherent uncertainty in quantifying the company’s income tax positions. The company assesses income tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the company has recorded the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Should tax return positions that the company expects are sustainable not be sustained upon audit, the company could be required to record an incremental tax provision for such taxes. The company’s reserve for these matters totaled $1.41 billion at December 31, 2017.
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
The company estimates the degree to which tax assets and loss carryforwards will result in a benefit, after consideration of all positive and negative evidence, and provides a valuation allowance for tax assets and loss carryforwards that it believes will more likely than not go unused. In situations in which the company has been able to conclude that its deferred tax assets will be realized, it has generally relied on future reversals of taxable temporary differences, expected future taxable income where such estimates have historically been reliable, and other factors. If it becomes more likely than not that a tax asset or loss carryforward will be used, the company reverses the related valuation allowance. Any such reversals are recorded as a reduction of the company’s tax provision. The company’s tax valuation allowance totaled $256 million at December 31, 2017. Should the company’s actual future taxable income by tax jurisdiction vary from estimates, additional allowances or reversals thereof may be necessary.
The company has not provided state income or foreign withholding taxes on certain of its non-U.S. subsidiaries’ undistributed earnings, as such amounts are intended to be reinvested outside the United States indefinitely in the respective jurisdictions based on specific business plans and tax strategies. These business plans and tax strategies consider: short-term and long-term forecasts and budgets of the U.S. parent and non-U.S. subsidiaries; working capital and other needs in locations where earnings are generated; the company’s past practices regarding non-U.S. subsidiary dividends; sources of financing by the U.S. parent, such as issuing debt or equity; and uses of cash by the U.S. parent that are more discretionary in nature, such as business combinations and share repurchase programs. However, should the company change its business plans and tax strategies in the future and decide to repatriate a portion of these earnings to one of its U.S. subsidiaries, including cash maintained by these non-U.S. subsidiaries, the company would recognize additional U.S. tax liabilities. It is not practicable to estimate the amount of additional state and foreign withholding tax liabilities that the company would incur.

(c)	Contingencies and Litigation
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

(d)	Pension and Other Retiree Benefits
Several of the company’s U.S. and non-U.S. subsidiaries sponsor defined benefit pension and other retiree benefit plans. The cost and obligations of these arrangements are calculated using many assumptions to estimate the benefits that the employee earns while working, the amount of which cannot be completely determined until the benefit payments cease. Major assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on plan assets and rate of increase in employee compensation levels. Assumptions are determined based on company data and appropriate market indicators in consultation with third-party actuaries, and are evaluated each year as of the plans’ measurement date. Net periodic pension costs for the company’s pension and other postretirement benefit plans totaled $25 million in 2017. The company’s unfunded benefit obligation totaled $486 million at year-end 2017 compared with $610 million at year-end 2016. Should any of these assumptions change, they would have an effect on net periodic pension costs and the unfunded benefit obligation. For example, a 10% decrease in the discount rate would result in an annual increase in pension and other postretirement benefit expense of approximately $2 million and an increase in the benefit obligation of approximately $95 million.
As of December 31, 2017, the company expects to contribute between $35 and $65 million to its existing defined benefit pension plans in 2018.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations
2017 Compared With 2016

(In millions)	2017	2016	Total Change	Currency Translation	Acquisitions/ Divestitures	Operations

Revenues
Life Sciences Solutions	$5,728	$5,317	$411	$12	$99	$300
Analytical Instruments	4,821	3,668	1,153	29	794	330
Specialty Diagnostics	3,486	3,339	147	12	9	126
Laboratory Products and Services	7,825	6,724	1,101	13	727	361
Eliminations	(942)	(774)	(168)	4	(4)	(168)

Consolidated Revenues	$20,918	$18,274	$2,644	$70	$1,625	$949
Sales in 2017 were $20.92 billion, an increase of $2.64 billion from 2016. Sales increased $1.63 billion due to acquisitions. The favorable effects of currency translation resulted in an increase in revenues of $70 million in 2017. Aside from the effects of acquisitions and currency translation, revenues increased $949 million (5%) primarily due to increased demand. Sales to customers in each of the company's primary end markets grew. Sales growth was moderate in North America and Europe and particularly strong in Asia.
In 2017, total company operating income and operating income margin were $2.97 billion and 14.2%, respectively, compared with $2.45 billion and 13.4%, respectively, in 2016. The increase in operating income was primarily due to profit on higher sales in local currencies, the effects of acquisitions and productivity improvements, net of inflationary cost increases, offset in part by an increase in amortization of acquisition-related intangible assets, due to recent acquisitions, and strategic growth investments.
In 2017, the company recorded restructuring and other costs, net, of $298 million, including $123 million of charges to cost of revenues primarily for the sale of inventories revalued at the date of acquisition, and, to a lesser extent, to conform the accounting policies of Patheon to the company's accounting policies. The company recorded $78 million of charges to selling, general and administrative expenses, primarily for third-party transaction and integration costs associated with recent acquisitions and changes in estimates of acquisition contingent consideration. In addition, the company recorded $97 million of cash restructuring costs, primarily to achieve acquisition synergies, including severance and abandoned facilities costs associated with the closure and consolidation of facilities in the U.S and Europe. The company’s other businesses incurred costs for continued headcount reductions and facility consolidations in an effort to streamline operations including severance at several businesses and abandoned facility expenses at businesses that have been or are being consolidated in the U.S., Europe and Asia. The company also recorded $27 million of net credits for litigation-related matters, which were mostly offset by compensation due at Patheon on the date of the acquisition, hurricane response/impairment costs, and net charges for the settlement/curtailment of retirement plans (see Note 14).
In 2016, the company recorded restructuring and other costs, net, of $395 million, including $102 million of charges to cost of revenues for the sale of inventories revalued at the date of acquisition and to conform the accounting policies of FEI and Affymetrix to the company's accounting policies; $104 million of charges to selling, general and administrative expenses primarily for third-party transaction and integration costs related to the acquisitions of FEI and Affymetrix. In addition, the company recorded $164 million of cash restructuring costs, primarily to achieve acquisition synergies, including severance and abandoned facilities costs associated with the closure and consolidation of facilities in the U.S. The company’s other businesses incurred costs for continued headcount reductions and facility consolidations in an effort to streamline operations, including severance at several businesses and abandoned facility expenses at businesses that have been or are being consolidated in the U.S., Europe and Asia. The company also recorded charges for litigation and environmental remediation matters. These costs were partially offset by gains on the sales of real estate.
As of February 28, 2018, the company has identified restructuring actions that will result in additional charges of approximately $105 million, primarily in 2018, and expects to identify additional actions during 2018 which will be recorded when specified criteria are met, such as communication of benefit arrangements and abandonment of leased facilities. Approximately 35% of the additional charges will be incurred in the Life Sciences Solutions segment, 25% in the Analytical

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

Instruments segment, 30% in the Laboratory Products and Services segment, and 10% in the Specialty Diagnostics segment. The restructuring projects for which charges were incurred in 2017 are expected to result in annual cost savings of approximately $90 million beginning in part in 2017 and, to a greater extent, in 2018, including $50 million in the Life Sciences Solutions segment, $20 million in the Analytical Instruments segment, $10 million in the Specialty Diagnostics segment and $10 million in the Laboratory Products and Services segment. The restructuring actions for which charges were incurred in 2016 resulted in annual cost savings of approximately $100 million beginning in part in 2016 and to a greater extent in 2017, including $60 million in the Life Sciences Solutions segment, $25 million in the Analytical Instruments segment, $5 million in the Specialty Diagnostics segment and $10 million in the Laboratory Products and Services segment.
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

(Dollars in millions)	2017	2016	Change

Revenues
Life Sciences Solutions	$5,728	$5,317	8%
Analytical Instruments	4,821	3,668	31%
Specialty Diagnostics	3,486	3,339	4%
Laboratory Products and Services	7,825	6,724	16%
Eliminations	(942)	(774)	22%

Consolidated Revenues	$20,918	$18,274	14%

Segment Income
Life Sciences Solutions	$1,896	$1,596	19%
Analytical Instruments	1,027	745	38%
Specialty Diagnostics	930	910	2%
Laboratory Products and Services	1,007	971	4%

Subtotal Reportable Segments	4,860	4,222	15%

Cost of Revenues Charges	(123)	(102)
Selling, General and Administrative Charges, Net	(78)	(104)
Restructuring and Other (Costs) Income, Net	(97)	(189)
Amortization of Acquisition-related Intangible Assets	(1,594)	(1,378)

Consolidated Operating Income	$2,968	$2,449	21%

Reportable Segments Operating Income Margin	23.2%	23.1%

Consolidated Operating Income Margin	14.2%	13.4%
Income from the company’s reportable segments increased 15% to $4.86 billion in 2017 due primarily to profit on higher sales in local currencies, the effects of acquisitions and productivity improvements, net of inflationary cost increases, offset in part by strategic growth investments.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

Life Sciences Solutions

(Dollars in millions)	2017	2016	Change

Revenues	$5,728	$5,317	8%

Operating Income Margin	33.1%	30.0%	3.1 pt
Sales in the Life Sciences Solutions segment increased $411 million to $5.73 billion in 2017. Sales increased $300 million (6%) due to higher revenues at existing businesses, $99 million due to acquisitions and $12 million due to the favorable effects of currency translation. The increase in revenue at existing businesses was primarily due to increased demand for biosciences products and, to a lesser extent, bioprocess production products as well as genetic sciences products.
Operating income margin was 33.1% in 2017 compared to 30.0% in 2016. The increase in operating margin resulted primarily from productivity improvements, net of inflationary cost increases, and, to a lesser extent, profit on higher sales in local currencies and price increases. These increases were offset in part by strategic growth investments and acquisition dilution.
Analytical Instruments

(Dollars in millions)	2017	2016	Change

Revenues	$4,821	$3,668	31%

Operating Income Margin	21.3%	20.3%	1.0 pt
Sales in the Analytical Instruments segment increased $1.15 billion to $4.82 billion in 2017. Sales increased $794 million due to acquisitions, $330 million (9%) due to higher revenues at existing businesses and $29 million due to the favorable effects of currency translation. The increase in revenue at existing businesses was primarily due to increased demand in each of the segment's primary businesses particularly products sold by the segment's chromatography and mass spectrometry business and materials and structural analysis business.
Operating income margin was 21.3% in 2017 compared to 20.3% in 2016. The increase resulted primarily from profit on higher sales in local currencies, productivity improvements, net of inflationary cost increases and, to a lesser extent, the effect of acquisitions, offset in part by strategic growth investments and, to a lesser extent, unfavorable foreign currency exchange and unfavorable sales mix.
Specialty Diagnostics

(Dollars in millions)	2017	2016	Change

Revenues	$3,486	$3,339	4%

Operating Income Margin	26.7%	27.2%	-0.5 pt
Sales in the Specialty Diagnostics segment increased $147 million to $3.49 billion in 2017. Sales increased $126 million (4%) due to higher revenues at existing businesses, $12 million due to the favorable effects of currency translation and $9 million due to acquisitions. The increase in revenue at existing businesses was primarily due to higher demand for products sold through the segment's healthcare market channel as well as clinical diagnostics products and immunodiagnostics products.
Operating income margin was 26.7% in 2017 and 27.2% in 2016. The decrease resulted primarily from strategic growth investments and, to a lesser extent, unfavorable sales mix, offset in part by profit on higher sales in local currencies and productivity improvements, net of inflationary cost increases.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

Laboratory Products and Services

(Dollars in millions)	2017	2016	Change

Revenues	$7,825	$6,724	16%

Operating Income Margin	12.9%	14.4%	-1.5 pt
Sales in the Laboratory Products and Services segment increased $1.10 billion to $7.83 billion in 2017. Sales increased $727 million due to acquisitions, $361 million (5%) due to higher revenues at existing businesses and $13 million due to the favorable effects of currency translation. The increase in revenue at existing businesses was primarily due to increased demand for products sold through the segment's channel business and, to a lesser extent, laboratory equipment and consumables.
Operating income margin was 12.9% in 2017 compared to 14.4% in 2016. The decrease was primarily due to unfavorable sales mix and strategic growth investments offset in part by profit on higher sales in local currencies and, to a lesser extent, the effect of acquisitions.
Other Expense, Net
The company reported other expense, net, of $539 million and $425 million in 2017 and 2016, respectively (Note 4). Interest expense increased $123 million primarily due to an increase in outstanding debt.
Provision for Income Taxes
The increase in our effective tax rate in 2017 was principally due to a net provision of $204 million from the effects of the Tax Cuts and Jobs Act of 2017, consisting primarily of a one-time transition tax on deemed repatriated earnings and profits of foreign subsidiaries, net of a benefit from adjusting the deferred tax balances for the U.S. statutory tax rate reduction. Although the net $204 million charge represents what the company believes is a reasonable estimate of the impact of the Tax Act, the components of the net charge are provisional and may change as discussed in Note 7. In 2017, the company refinanced certain long term inter-company debt which resulted in an income tax benefit of $237 million related to a foreign exchange loss recognized for income tax purposes. In addition, in 2017 the company recorded a $65 million favorable adjustment to deferred tax balances due to extension of a tax holiday agreement in Singapore and $65 million of benefit associated with new required accounting for tax benefits from equity awards, as discussed in Note 1. The company continued to implement tax planning initiatives related to non-U.S. subsidiaries in 2017. These non-U.S. subsidiaries incurred foreign tax obligations, and made cash and deemed distributions to the company’s U.S. operations which resulted in no net tax cost. As a result of these distributions, the company benefitted from U.S. foreign tax credits of $86 million, offset in part by additional U.S. income taxes of $53 million on the related foreign income (which reduced the benefit from the foreign rate differential in 2017) for a net benefit of $33 million. The foreign tax credits are the result of foreign earnings and profits remitted or deemed remitted to the U.S. during the reporting year and the U.S. treatment of taxes paid in the foreign jurisdictions in the years those profits were originally earned. The company intends to make similar types of distributions from non-U.S. subsidiaries when they can be made at no net tax cost. The ability of the company to make distributions in future periods of similar type and magnitude will depend on the level of earnings and cash flow in various foreign jurisdictions and on the applicable tax laws in effect at that time. Accordingly, the impact of foreign tax credits on the company’s effective tax rate in future periods is likely to vary. The company also implemented foreign tax credit planning in Sweden which resulted in $20 million of foreign tax credits, with no related incremental U.S. income tax expense.
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
The effective tax rate in both 2017 and 2016 was also affected by relatively significant earnings in lower tax jurisdictions. Due primarily to the non-deductibility of intangible asset amortization for tax purposes, the company’s cash payments for

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

income taxes were higher than its income tax expense for financial reporting purposes and totaled $479 million and $663 million in 2017 and 2016, respectively.
The company expects its effective tax rate in 2018 will be between 6% and 9% based on currently forecasted rates of profitability in the countries in which the company conducts business and expected generation of foreign tax credits. The effective tax rate can vary significantly from period to period as a result of discrete income tax factors and events.
The company has operations and a taxable presence in approximately 50 countries outside the U.S. Some of these countries have lower tax rates than the U.S. The company’s ability to obtain a benefit from lower tax rates outside the U.S. is dependent on its relative levels of income in countries outside the U.S. and on the statutory tax rates in those countries. Based on the dispersion of the company’s non-U.S. income tax provision among many countries, the company believes that a change in the statutory tax rate in any individual country is not likely to materially affect the company’s income tax provision or net income, aside from any resulting one-time adjustment to the company’s deferred tax balances to reflect a new rate.
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
2016 Compared With 2015

(In millions)	2016	2015	Total Change	Currency Translation	Acquisitions/ Divestitures	Operations

Revenues
Life Sciences Solutions	$5,317	$4,774	$543	$(38)	$255	$326
Analytical Instruments	3,668	3,208	460	(27)	387	100
Specialty Diagnostics	3,339	3,244	95	(20)	—	115
Laboratory Products and Services	6,724	6,372	352	(75)	96	331
Eliminations	(774)	(633)	(141)	15	(5)	(151)

Consolidated Revenues	$18,274	$16,965	$1,309	$(145)	$733	$721
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
In 2016, the company recorded restructuring and other costs, net, of $395 million, including $102 million of charges to cost of revenues for the sale of inventories revalued at the date of acquisition and to conform the accounting policies of FEI and Affymetrix to the company's accounting policies; $104 million of charges to selling, general and administrative expenses primarily for third-party transaction and integration costs related to the acquisitions of FEI and Affymetrix. In addition, the company recorded $164 million of cash restructuring costs, primarily to achieve acquisition synergies, including severance and

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

abandoned facilities costs associated with the closure and consolidation of facilities in the U.S. The company’s other businesses incurred costs for continued headcount reductions and facility consolidations in an effort to streamline operations, including severance at several businesses and abandoned facility expenses at businesses that have been or are being consolidated in the U.S., Europe and Asia (see Note 14). The company also recorded charges for litigation and environmental remediation matters. These costs were partially offset by gains on the sales of real estate.
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
Segment Results

(Dollars in millions)	2016	2015	Change

Revenues
Life Sciences Solutions	$5,317	$4,774	11%
Analytical Instruments	3,668	3,208	14%
Specialty Diagnostics	3,339	3,244	3%
Laboratory Products and Services	6,724	6,372	6%
Eliminations	(774)	(633)	22%

Consolidated Revenues	$18,274	$16,965	8%

Segment Income
Life Sciences Solutions	$1,596	$1,414	13%
Analytical Instruments	745	613	22%
Specialty Diagnostics	910	873	4%
Laboratory Products and Services	971	922	5%

Subtotal Reportable Segments	4,222	3,822	10%

Cost of Revenues Charges	(102)	(9)
Selling, General and Administrative Costs, Net	(104)	(46)
Restructuring and Other Income (Costs), Net	(189)	(116)
Amortization of Acquisition-related Intangible Assets	(1,378)	(1,315)

Consolidated Operating Income	$2,449	$2,336	5%

Reportable Segments Operating Income Margin	23.1%	22.5%

Consolidated Operating Income Margin	13.4%	13.8%

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
Life Sciences Solutions

(Dollars in millions)	2016	2015	Change

Revenues	$5,317	$4,774	11%

Operating Income Margin	30.0%	29.6%	0.4 pt
Sales in the Life Sciences Solutions segment increased $543 million to $5.32 billion in 2016. Sales increased $326 million (7%) due to higher revenues at existing businesses and $255 million due to acquisitions, offset in part by a decrease of $38 million due to the unfavorable effects of currency translation. The increase in revenue at existing businesses was primarily due to increased demand for biosciences products and bioprocess production products and, to a lesser extent, next generation sequencing products.
Operating income margin was 30.0% in 2016 compared to 29.6% in 2015. The increase in operating margin resulted from productivity improvements, net of inflationary cost increases, profit on higher sales in local currencies and, to a lesser extent, price increases. These increases were offset in part by unfavorable sales mix, acquisition dilution and strategic growth investments.
Analytical Instruments

(Dollars in millions)	2016	2015	Change

Revenues	$3,668	$3,208	14%

Operating Income Margin	20.3%	19.1%	1.2 pt
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
Specialty Diagnostics

(Dollars in millions)	2016	2015	Change

Revenues	$3,339	$3,244	3%

Operating Income Margin	27.2%	26.9%	0.3 pt
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
Laboratory Products and Services

(Dollars in millions)	2016	2015	Change

Revenues	$6,724	$6,372	6%

Operating Income Margin	14.4%	14.5%	-0.1 pt
Sales in the Laboratory Products and Services segment increased $352 million to $6.72 billion in 2016. Sales increased $331 million (5%) due to higher revenues at existing businesses and $96 million due to an acquisition. These increases were offset in part by $75 million due to the unfavorable effects of currency translation. The increase in revenue at existing businesses was primarily due to increased demand for products in each of the segment’s principal businesses.
Operating income margin was 14.4% in 2016 compared to 14.5% in 2015. Decreases due to strategic growth investments and unfavorable sales mix were offset in part by productivity improvements, net of inflationary cost increases, and profit on higher sales in local currencies.
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
The company recorded a benefit from income taxes in 2015. In 2015, the company implemented tax planning initiatives related to non-U.S. subsidiaries. These non-U.S. subsidiaries incurred foreign tax obligations, and made cash and deemed distributions to the company’s U.S. operations which resulted in no net tax cost. As a result of these distributions, the company benefitted from U.S. foreign tax credits of $111 million, offset in part by additional U.S. taxes of $46 million on the related foreign income (which reduced the benefit from the foreign rate differential in 2015) for a net benefit of $66 million. The foreign tax credits are the result of foreign earnings and profits remitted or deemed remitted to the U.S. during the reporting year and the U.S. treatment of taxes paid in the foreign jurisdictions in the years those profits were originally earned. The company also implemented foreign tax credit planning in Sweden which resulted in $80 million of foreign tax credits, with no related incremental U.S. income tax expense. In addition, the company recorded discrete benefits totaling $54 million related to additional prior year foreign tax and other credits as well as restructuring and other costs associated with the 2014 acquisition of Life Technologies. The tax provision in the 2015 period was favorably affected by $37 million as a result of adjustments to deferred tax balances due to changes in tax rates. The effective tax rate in both 2016 and 2015 was also affected by relatively significant earnings in lower tax jurisdictions. Due primarily to the non-deductibility of intangible asset amortization for tax purposes, the company’s cash payments for income taxes were higher than its income tax expense for financial reporting purposes and totaled $663 million and $477 million in 2016 and 2015, respectively.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
Consolidated working capital was $2.37 billion at December 31, 2017, compared with $2.16 billion at December 31, 2016. Included in working capital were cash and cash equivalents of $1.34 billion at December 31, 2017 and $786 million at December 31, 2016.
2017
Cash provided by operating activities was $4.01 billion during 2017. An increase in other liabilities provided cash of $1.02 billion primarily due to the Tax Act's one-time transition tax on deemed repatriated earnings and profits of foreign subsidiaries. Given the availability of foreign tax credits, the company does not expect the transition tax to result in significant cash requirements. An increase in accounts payable provided cash of $274 million due to the timing of payments. Increases in accounts receivable and inventories used cash of $362 million and $81 million, respectively, primarily to support growth in sales in local currencies. An increase in other assets used cash of $153 million primarily due to the timing of income tax refunds. Cash payments for income taxes decreased to $479 million during 2017, compared with $663 million in 2016. The company made cash contributions to its pension and postretirement benefit plans totaling $200 million during 2017. Payments for restructuring actions, principally severance costs and lease and other expenses of real estate consolidation, used cash of $93 million during 2017.
During 2017, the company’s investing activities used $7.73 billion of cash. Acquisitions used cash of $7.23 billion. The company’s investing activities also included the purchase of $508 million of property, plant and equipment.
The company’s financing activities provided $3.85 billion of cash during 2017. Issuance of senior notes and borrowings under a term loan provided cash of $6.46 billion. The company also issued 10 million shares of its common stock for net proceeds of $1.69 billion. Repayment of senior notes and term loans used cash of $3.30 billion and a net decrease in commercial paper obligations used cash of $134 million. The company’s financing activities also included the repurchase of $750 million of the company’s common stock and the payment of $237 million in cash dividends, offset in part by $128 million of net proceeds from employee stock option exercises. On July 7, 2016, the Board of Directors authorized the repurchase of up to $1.50 billion of the company’s common stock. At February 28, 2018, $500 million was available for future repurchases of the company’s common stock under this authorization. In January 2018, the company issued additional commercial paper obligations and used the proceeds and cash on hand to repay the $450 million principal balance of the 2.15% Senior Notes due 2018.
As of December 31, 2017, the company’s short-term debt totaled $2.14 billion, including $960 million of commercial paper obligations and $1.17 billion of senior notes due within the next twelve months. The company has a revolving credit facility with a bank group that provides up to $2.50 billion of unsecured multi-currency revolving credit. If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of December 31, 2017, no borrowings were outstanding under the company’s revolving credit facility, although available capacity was reduced by approximately $77 million as a result of outstanding letters of credit.
Approximately half of the company’s cash balances and cash flows from operations are from outside the U.S. A portion of these foreign cash balances are associated with earnings that are permanently reinvested and which the company plans to use to support continued growth plans outside of the U.S. through funding operations and other investment and growth opportunities. The majority of these funds are only available for use by the company's U.S. operations if they are repatriated into the U.S. The funds repatriated would be subject to additional state and foreign withholding taxes upon repatriation; however, it is not practicable to estimate the amount of additional tax liabilities that would be incurred. The company currently has no plans to repatriate these funds held by its non-U.S. subsidiaries.
The company believes that its existing cash and cash equivalents of $1.34 billion as of December 31, 2017 and its future cash flow from operations together with available borrowing capacity under its revolving credit agreement will be sufficient to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months.
2016
Cash provided by operating activities was $3.26 billion during 2016. An increase in accounts receivable used cash of $352 million primarily to support growth in sales in local currencies and due to the mid-month timing of the acquisition of FEI when receivables are commonly lower than at quarter-end. Inventories provided cash of $98 million due to a reduction associated with fourth quarter 2016 sales. An increase in other assets used cash of $153 million primarily due to the timing of payments. An increase in other liabilities provided cash of $216 million primarily due to the timing of payments for income taxes and

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Liquidity and Capital Resources (continued)

incentive compensation. Cash payments for income taxes increased to $663 million during 2016, compared with $477 million in 2015. The company made cash contributions to its pension and postretirement benefit plans totaling $43 million during 2016. Payments for restructuring actions, principally severance costs and lease and other expenses of real estate consolidation, used cash of $122 million during 2016.
During 2016, the company’s investing activities used $5.52 billion of cash. Acquisitions used cash of $5.18 billion. The company’s investing activities also included the purchase of $444 million of property, plant and equipment.
The company’s financing activities provided $2.76 billion of cash during 2016. Issuance of senior notes and borrowings under term loans provided cash of $7.60 billion and an increase in commercial paper obligations provided cash of $904 million. Repayment of senior notes, the 364-day term loan and acquired debt used cash of $4.33 billion. The company’s financing activities also included the repurchase of $1.25 billion of the company’s common stock and the payment of $238 million in cash dividends, offset in part by $87 million of proceeds from employee stock option exercises.
2015
Cash provided by operating activities was $2.94 billion during 2015. Increases in accounts receivable and inventories used cash of $149 million and $141 million, respectively, primarily to support growth in sales in local currencies. An increase in other assets used cash of $254 million primarily related to the timing of tax payments/refunds. An increase in other liabilities provided cash of $200 million primarily due to the timing of payments for income taxes and incentive compensation. Cash payments for income taxes decreased to $477 million during 2015, compared with $586 million in 2014 that included taxes associated with gains on divestitures. The company made cash contributions to its pension and postretirement benefit plans totaling $38 million during 2015. Payments for restructuring actions, principally severance costs and lease and other expenses of real estate consolidation, used cash of $97 million during 2015.
During 2015, the company’s investing activities used $1.09 billion of cash. Acquisitions used cash of $695 million. The company’s investing activities also included the purchase of $423 million of property, plant and equipment.
The company’s financing activities used $2.62 billion of cash during 2015. Repayments of long-term debt totaled $3.79 billion. Issuance of senior notes provided cash of $1.80 billion and an increase in commercial paper obligations provided cash of $50 million. The company’s financing activities also included the repurchase of $500 million of the company’s common stock and the payment of $241 million in cash dividends, offset in part by $72 million of proceeds from employee stock option exercises.
Off-Balance Sheet Arrangements
The company did not use special purpose entities or other off-balance-sheet financing arrangements in 2015, 2016 or 2017, except for letters of credit, bank guarantees, residual value guarantees under three lease agreements, surety bonds and other guarantees disclosed in the table or discussed below. The amounts disclosed in the table below for letters of credit, bank guarantees, surety bonds and other guarantees relate to guarantees of the company’s performance, primarily in the ordinary course of business.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Liquidity and Capital Resources (continued)

Contractual Obligations and Other Commercial Commitments
The table below summarizes, by period due or expiration of commitment, the company’s contractual obligations and other commercial commitments as of December 31, 2017.

	Payments due by Period or Expiration of Commitment
(In millions)	2018	2019 and 2020	2021 and 2022	2023 and Thereafter	Total

Contractual Obligations and Other Commercial Commitments
Debt principal, including short-term debt (a)	$2,132	$3,064	$3,901	$12,065	$21,162
Interest	1	2	1	2	6
Capital lease obligations	3	5	5	—	13
Operating lease obligations	188	277	172	169	806
Unconditional purchase obligations (b)	672	48	11	2	733
Letters of credit and bank guarantees	154	16	9	4	183
Surety bonds and other guarantees	27	8	—	—	35
Pension obligations on balance sheet	56	92	102	342	592
Asset retirement obligations accrued on balance sheet	7	11	10	18	46
Acquisition-related contingent consideration accrued on balance sheet	9	5	5	16	35
Other (c)	1	—	—	—	1

	$3,250	$3,528	$4,216	$12,618	$23,612

(a)	Amounts represent the expected cash payments for debt and do not include any deferred issuance costs.

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
Reserves for unrecognized tax benefits of $1.41 billion have not been included in the above table due to the inability to predict the timing of tax audit resolutions.
The company has no material commitments for purchases of property, plant and equipment, other than those included in the above table, but expects that for 2018, such expenditures will be between $700 and $730 million.
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
A guarantee of pension plan obligations of a divested business has not been included in the preceding table due to the inability to predict if and when the guarantee may require payment. The purchaser of the divested business has agreed to pay for the pension benefits, however the company was required to guarantee payment of these pension benefits should the purchaser fail to do so. The amount of the guarantee at December 31, 2017 was $43 million.
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
The company is exposed to market risk from changes in interest rates and currency exchange rates, which could affect its future results of operations and financial condition. The company manages its exposure to these risks through its regular operating and financing activities. The company has periodically hedged interest rate risks of fixed-rate instruments with offsetting interest rate swaps. Additionally, the company uses short-term forward and option contracts primarily to hedge certain balance sheet and operational exposures resulting from changes in currency exchange rates. Such exposures result from purchases, sales, cash and intercompany loans that are denominated in currencies other than the functional currencies of the respective operations. The currency-exchange contracts principally hedge transactions denominated in euro, British pounds sterling, Swedish kronor, Norwegian kroner, Swiss franc and Canadian dollars. Income and losses arising from these derivative contracts are recognized as offsets to losses and income resulting from the underlying exposure being hedged. The company does not enter into speculative derivative agreements.
Interest Rates
The company is exposed to changes in interest rates while conducting normal business operations as a result of ongoing investing and financing activities, which affect the company’s debt as well as cash and cash equivalents. As of December 31, 2017, the company’s debt portfolio was comprised primarily of fixed rate borrowings. The fair market value of the company’s fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The total estimated fair value of the company’s debt at December 31, 2017 was $21.62 billion (see Note 12). Fair values were determined from available market prices using current interest rates and terms to maturity. If interest rates were to decrease by 100 basis points, the fair value of the company’s debt at December 31, 2017 would increase by approximately $1.30 billion. If interest rates were to increase by 100 basis points, the fair value of the company’s debt at December 31, 2017 would decrease by approximately $1.20 billion.
In addition, interest rate changes would result in a change in the company’s interest expense due to variable-rate debt instruments including swap arrangements. In 2017, a 100 basis point increase in interest rates on the swap arrangements and variable-rate debt would have increased the company’s annual pre-tax interest expense by approximately $44 million.
Currency Exchange Rates
The company views its investment in international subsidiaries with a functional currency other than the U.S. dollar as permanent. The company’s investment in international subsidiaries is sensitive to fluctuations in currency exchange rates. The functional currencies of the company’s international subsidiaries are principally denominated in British pounds sterling, Swedish kronor, euro, Canadian dollars, Danish kroner and Swiss franc. The effect of a change in the period ending currency exchange rates on the company’s net investment in international subsidiaries is reflected in the "accumulated other comprehensive items" component of shareholders’ equity. The company also uses foreign currency-denominated debt to partially hedge its net investments in foreign operations against adverse movements in exchange rates. A 10% depreciation in year-end 2017 functional currencies, relative to the U.S. dollar, would result in a reduction of shareholders’ equity of $1.55 billion.
The fair value of forward currency-exchange contracts is sensitive to changes in currency exchange rates. The fair value of forward currency-exchange contracts is the estimated amount that the company would pay or receive upon termination of the contract, taking into account the change in currency exchange rates. A 10% depreciation in year-end 2017 non-functional currency exchange rates related to the company’s contracts would result in an unrealized gain on forward currency-exchange contracts of $130 million. A 10% appreciation in year-end 2017 non-functional currency exchange rates related to the company’s contracts would result in an increase in the unrealized loss on forward currency-exchange contracts of $130 million. The unrealized gains or losses on forward currency-exchange contracts resulting from changes in currency exchange rates are expected to approximately offset losses or gains on the exposures being hedged.
Certain of the company’s cash and cash equivalents are denominated in currencies other than the functional currency of the depositor and are sensitive to changes in currency exchange rates. A 10% depreciation in the related year-end 2017 non-functional currency exchange rates applied to such cash balances would result in a negative impact of $34 million on the company’s net income.

THERMO FISHER SCIENTIFIC INC.

Item 8.	Financial Statements and Supplementary Data
This data is submitted as a separate section to this report. See Item 15 "Exhibits and Financial Statement Schedules."

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
The company’s management, with the participation of the company’s chief executive officer and chief financial officer, evaluated the effectiveness of the company’s disclosure controls and procedures as of December 31, 2017. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the company’s disclosure controls and procedures as of December 31, 2017, the company’s chief executive officer and chief financial officer concluded that, as of such date, the company’s disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended December 31, 2017, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
The company’s management, including the company’s chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The company’s management conducted an assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2017 based on criteria established in "Internal Control - Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the company’s management concluded that, as of December 31, 2017, the company’s internal control over financial reporting was effective. Management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2017, excluded Patheon N.V., which was acquired by the company in August 2017 in a purchase business combination. Patheon N.V. is a subsidiary of the company whose total assets and total net sales represented approximately 13% of consolidated total assets and approximately 3% of consolidated total revenues, respectively, of the company as of and for the year ended December 31, 2017. As permitted by guidelines established by the Securities and Exchange Commission, companies are allowed to exclude certain acquisitions from their assessments of internal control over financial reporting during the first year of an acquisition while integrating the acquired companies.
The company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the company’s internal control over financial reporting as of December 31, 2017, as stated in their report that appears on page F-2 of this Annual Report on Form 10-K.

Item 9B.	Other Information
Not applicable.

THERMO FISHER SCIENTIFIC INC.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information with respect to directors required by this Item will be contained in our definitive proxy statement to be filed with the SEC not later than 120 days after the close of business of the fiscal year (2018 Definitive Proxy Statement) and is incorporated in this report by reference.
The information with respect to executive officers required by this Item is included in Item 1 of Part I of this report.
The other information required by this Item will be contained in our 2018 Definitive Proxy Statement and is incorporated in this report by reference.

Item 11.	Executive Compensation
The information required by this Item will be contained in our 2018 Definitive Proxy Statement and is incorporated in this report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be contained in our 2018 Definitive Proxy Statement and is incorporated in this report by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be contained in our 2018 Definitive Proxy Statement and is incorporated in this report by reference.

Item 14.	Principal Accountant Fees and Services
The information required by this Item will be contained in our 2018 Definitive Proxy Statement and is incorporated in this report by reference.

THERMO FISHER SCIENTIFIC INC.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Consolidated Financial Statements (see Index on page F-1 of this report)
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet
Consolidated Statement of Income
Consolidated Statement of Comprehensive Income
Consolidated Statement of Cash Flows
Consolidated Statement of Shareholders’ Equity
Notes to Consolidated Financial Statements

(2)	All schedules are omitted because they are not applicable or not required, or because the required information is included either in the consolidated financial statements or in the notes thereto.

(b)	Exhibits

See the Exhibit Index on page 45.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 28, 2018	THERMO FISHER SCIENTIFIC INC.

		By:	/s/ Marc N. Casper
Marc N. Casper
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of February 28, 2018.

By:	/s/ Marc N. Casper	By:	/s/ Judy C. Lewent
	Marc N. Casper		Judy C. Lewent
	President, Chief Executive Officer and Director		Director
(Principal Executive Officer)

By:	/s/ Jim P. Manzi	By:	/s/ Thomas J. Lynch
	Jim P. Manzi		Thomas J. Lynch
	Chairman of the Board and Director		Director

By:	/s/ Stephen Williamson	By:	/s/ William G. Parrett
	Stephen Williamson		William G. Parrett
	Senior Vice President and Chief Financial Officer		Director
(Principal Financial Officer)

By:	/s/ Peter E. Hornstra	By:	/s/ Lars R. Sørensen
	Peter E. Hornstra		Lars R. Sørensen
	Vice President and Chief Accounting Officer		Director
(Principal Accounting Officer)

By:	/s/ Nelson J. Chai	By:	/s/ Scott M. Sperling
	Nelson J. Chai		Scott M. Sperling
	Director		Director

By:	/s/ C. Martin Harris	By:	/s/ Elaine S. Ullian
	C. Martin Harris		Elaine S. Ullian
	Director		Director

By:	/s/ Tyler E. Jacks	By:	/s/ Dion J Weisler
	Tyler E. Jacks		Dion J Weisler
	Director		Director

THERMO FISHER SCIENTIFIC INC.
EXHIBIT INDEX

Exhibit Number	Description of Exhibit
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

3.4
By-Laws of the Registrant, as amended and effective as of March 1, 2017 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed March 2, 2017 [File No. 1-8002] and incorporated in this document by reference).

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

4.2
Second Supplemental Indenture dated as of April 27, 2010 between the Company and The Bank of New York Mellon Trust Company, N.A. (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed April 27, 2010 [File No. 1-8002] and incorporated in this document by reference).

4.3
Third Supplemental Indenture dated as of February 22, 2011 between the Company and The Bank of New York Mellon Trust Company, N.A. (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed February 22, 2011 [File No. 1-8002] and incorporated in this document by reference).

4.4
Fourth Supplemental Indenture dated as of August 16, 2011 between the Company and The Bank of New York Mellon Trust Company, N.A. (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed August 16, 2011 [File No. 1-8002] and incorporated in this document by reference).

4.5
Fifth Supplemental Indenture dated as of August 22, 2012 between the Company and The Bank of New York Mellon Trust Company, N.A. (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed August 22, 2012 [File No. 1-8002] and incorporated in this document by reference).

4.6
Sixth Supplemental Indenture, dated as of December 11, 2013, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed December 11, 2013 [File No. 1-8002] and incorporated in this document by reference).

4.7
Seventh Supplemental Indenture, dated as of November 14, 2014, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed November 14, 2014 [File No. 1-8002] and incorporated in this document by reference).

4.8
Eighth Supplemental Indenture, dated as of November 24, 2014, among the Company, The Bank of New York Mellon Trust Company, N.A., as trustee, and The Bank of New York Mellon, London Branch, as paying agent (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed November 24, 2014 [File No. 1-8002] and incorporated in this document by reference).

4.9
Ninth Supplemental Indenture, dated as of July 21, 2015, among the Company, The Bank of New York Mellon Trust Company, N.A., as trustee, and The Bank of New York Mellon, London Branch, as paying agent (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed July 21, 2015 [File No. 1-8002] and incorporated in this document by reference).

4.10
Tenth Supplemental Indenture, dated as of November 24, 2015, among the Company, The Bank of New York Mellon Trust Company, N.A., as trustee, and The Bank of New York Mellon, London Branch, as paying agent (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed November 24, 2015 [File No. 1-8002] and incorporated in this document by reference).

4.11
Eleventh Supplemental Indenture, dated as of December 9, 2015, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed December 9, 2015 [File No. 1-8002] and incorporated in this document by reference).

4.12
Twelfth Supplemental Indenture, dated as of April 13, 2016, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed April 13, 2016 [File No. 1-8002] and incorporated in this document by reference).

4.13
Thirteenth Supplemental Indenture, dated as of September 12, 2016, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed September 12, 2016 [File No. 1-8002] and incorporated in this document by reference).

4.14
Fourteenth Supplemental Indenture, dated as of September 19, 2016, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed September 19, 2016 [File No. 1-8002] and incorporated in this document by reference).

THERMO FISHER SCIENTIFIC INC.
EXHIBIT INDEX

Exhibit Number	Description of Exhibit
4.15
Fifteenth Supplemental Indenture, dated as of March 16, 2017, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed March 16, 2017 [File No. 1-8002] and incorporated in this document by reference).

4.16
Sixteenth Supplemental Indenture, dated as of July 24, 2017, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed July 24, 2017 [File No. 1-8002] and incorporated in this document by reference).

4.17
Seventeenth Supplemental Indenture, dated as of August 14, 2017, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed August 14, 2017 [File No. 1-8002] and incorporated in this document by reference).

4.18
Indenture, dated as of August 9, 2016, among Thermo Fisher Scientific (Finance I) B.V., as issuer, the Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 9, 2016 [File No. 1-8002] and incorporated in this document by reference).

4.19
First Supplemental Indenture, dated as of August 9, 2016, among Thermo Fisher Scientific (Finance I) B.V., as issuer, the Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed August 9, 2016 [File No. 1-8002] and incorporated in this document by reference).

4.20
Indenture between Life Technologies and U.S. Bank National Association., as trustee, dated as of February 19, 2010 (filed as Exhibit 4.1 to Life Technologies Corporation’s Current Report on Form 8-K, filed on February 19, 2010 [File No. 000-25317] and incorporated in this document by reference).

4.21
First Supplemental Indenture between Life Technologies and U.S. Bank National Association., as trustee, dated as of February 19, 2010, including the forms of the Life Technologies 3.375% Senior Notes due 2013, 4.400% Senior Notes due 2015 and 6.000% Senior Notes due 2020 (filed as Exhibit 4.2 to Life Technologies Corporation’s Current Report on Form 8-K filed February 19, 2010 [File No. 000-25317] and incorporated in this document by reference).

4.22
Second Supplemental Indenture between Life Technologies and U.S. Bank National Association., as trustee, dated as of December 14, 2010, including the forms of the Life Technologies 3.50% Senior Notes due 2016 and 5.00% Senior Notes due 2021 (filed as Exhibit 4.2 to Life Technologies Corporation’s Current Report on Form 8-K filed December 14, 2010 [File No. 000-25317] and incorporated in this document by reference).

10.1
Thermo Fisher Scientific Inc. Deferred Compensation Plan for Directors of the Registrant, as amended and restated on September 12, 2007 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2007 [File No. 1‑8002] and incorporated in this document by reference).*

10.2
Thermo Electron Corporation Deferred Compensation Plan, effective November 1, 2001 (filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001 [File No. 1-8002] and incorporated in this document by reference).*

10.3
Form of Amended and Restated Indemnification Agreement between the Registrant and its directors and officers (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-4 [Reg. No. 333-90661] and incorporated in this document by reference).*

10.4
Executive Registry Program at the Massachusetts General Hospital (filed as Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 [File No. 1-8002] and incorporated in this document by reference).*

10.5
Thermo Fisher Scientific Inc. Executive Severance Policy (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 19, 2008 [File No. 1-8002] and incorporated in this document by reference).*

10.6
Summary of Thermo Fisher Scientific Inc. Annual Director Compensation (filed as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016 [File No. 1-8002] and incorporated in this document by reference).*

10.7
Summary of Annual Incentive Program of Thermo Electron Corporation (filed as Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 [File No. 1-8002] and incorporated in this document by reference).*

10.8
Summary of 2017 Annual Cash Incentive Plan Matters (set forth in Item 5.02 to the Registrant’s Current Report on Form 8-K filed March 2, 2017 [File No. 1-8002] under the heading "Annual Cash Incentive Plans - Establishment of Criteria for 2017 Bonus" and incorporated in this document by reference).*

10.9
Form of Noncompetition Agreement between the Registrant and certain key employees and executive officers (filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.10
Retirement Plan for Non-Employee Directors of Fisher Scientific International Inc. (filed as Exhibit 10.12 to Fisher Scientific International Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992 [File No. 1-10920] and incorporated in this document by reference).*

10.11
First Amendment to the Fisher Scientific International Inc. Retirement Plan for Non-Employee Directors (filed as Exhibit 10.04 to Fisher Scientific International Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 [File No. 1-10920] and incorporated in this document by reference).*

THERMO FISHER SCIENTIFIC INC.
EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.12
Amendment to Retirement Plan for Non-Employee Directors of Fisher Scientific International Inc. (filed as Exhibit 10.02 to Fisher Scientific International Inc.’s Current Report on Form 8-K filed March 7, 2006 [File No. 1-10920] and incorporated in this document by reference).*

10.13
Thermo Fisher Scientific Inc. Amended and Restated 2005 Deferred Compensation Plan, effective January 1, 2009 (filed as Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 [File No. 1-8002] and incorporated in this document by reference).*

10.14
Thermo Fisher Scientific Inc. 2008 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 22, 2008 [File No. 1-8002] and incorporated in this document by reference).*

10.15
Amendment No. 1 to Thermo Fisher Scientific Inc. Amended and Restated 2005 Deferred Compensation Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.16
Stock Option Agreement, between Marc Casper and the Registrant, dated November 21, 2009 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 25, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.17
Stock Option Agreement, between Marc Casper and the Registrant, dated November 21, 2009 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed November 25, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.18
2009 Restatement of Executive Severance Agreement, between Marc Casper and the Registrant, dated November 21, 2009 (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed November 25, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.19
Executive Change In Control Retention Agreement, between Marc Casper and the Registrant, dated November 21, 2009 (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed November 25, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.20
Noncompetition Agreement, between Marc Casper and the Registrant, dated November 21, 2009 (filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed November 25, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.21
Amendment No. 1 to Executive Severance Policy, dated February 25, 2010 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 25, 2010 [File No. 1-8002] and incorporated in this document by reference).*

10.22
Amendment No. 1 to 2009 Restatement of Executive Severance Agreement, dated February 25, 2010, between the Registrant and Marc N. Casper (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 25, 2010 [File No. 1-8002] and incorporated in this document by reference).*

10.23
Amendment No. 2 to Executive Severance Policy, dated November 10, 2010 (filed as Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 [File No. 1-8002] and incorporated in this document by reference).*

10.24
Amendment No. 2 to 2009 Restatement of Executive Severance Agreement, dated November 10, 2010, between the Registrant and Marc N. Casper (filed as Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 [File No. 1-8002] and incorporated in this document by reference).*

10.25
Amendment No. 1 to Executive Change In Control Retention Agreement, dated November 10, 2010, between Marc N. Casper and the Registrant (filed as Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 [File No. 1-8002] and incorporated in this document by reference).*

10.26
Amendment to 2008 Stock Incentive Plan dated November 10, 2010 (filed as Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 [File No. 1-8002] and incorporated in this document by reference).*

10.27
Form of Thermo Fisher Scientific Inc.’s Restricted Stock Unit Agreement for Directors (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2011 [File No. 1-8002] and incorporated in this document by reference).*

10.28
Form of Thermo Fisher Scientific Inc.’s Performance Restricted Stock Unit Agreement (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed February 27, 2013 [File No. 1-8002] and incorporated in this document by reference).*

10.29
Form of Thermo Fisher Scientific Inc.’s Restricted Stock Unit Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 27, 2013 [File No. 1-8002] and incorporated in this document by reference).*

10.30
Form of Thermo Fisher Scientific Inc.’s Stock Option Agreement (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed February 27, 2013 [File No. 1-8002] and incorporated in this document by reference).*

10.31
Form of Performance Restricted Stock Unit Agreement between Thermo Fisher Scientific Inc. and Marc Casper (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed February 27, 2013 [File No. 1-8002] and incorporated in this document by reference).*

10.32
Form of Restricted Stock Unit Agreement between Thermo Fisher Scientific Inc. and Marc Casper (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 27, 2013 [File No. 1-8002] and incorporated in this document by reference).*

THERMO FISHER SCIENTIFIC INC.
EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.33
Form of Stock Option Agreement between Thermo Fisher Scientific Inc. and Marc Casper (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed February 27, 2013 [File No. 1-8002] and incorporated in this document by reference).*

10.34
Thermo Fisher Scientific Inc. 2013 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 23, 2013 [File No. 1-8002] and incorporated in this document by reference).*

10.35
Thermo Fisher Scientific Inc. 2013 Annual Incentive Award Plan (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 23, 2013 [File No. 1-8002] and incorporated in this document by reference).*

10.36
Restricted Stock Unit Award Agreement between Life Technologies Corporation and Mark Stevenson dated April 1, 2013 (filed as Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 [File No. 1-8002] and incorporated in this document by reference).*

10.37
Supplemental Executive Retirement Plan effective as of December 31, 2005, as amended and restated as of August 28, 2006 (filed as Exhibit 10.3 to Applera Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 [File No. 1-04389] and incorporated in this document by reference).*

10.38
Amendment to Supplemental Executive Retirement Plan, effective as of January 1, 2010 (filed as Exhibit 10.1 to Life Technologies Corporation’s Current Report on Form 8-K filed December 18, 2009 [File No. 000-25317] and incorporated in this document by reference).*

10.39
Noncompetition Agreement between the Registrant and Mark Stevenson, dated September 10, 2015 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2015 [File No. 1-8002] and incorporated in this document by reference).*

10.40
Form of Thermo Fisher Scientific Inc.’s Stock Option Agreement for Officers (filed as Exhibit 10.44 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016 [File No. 1-8002] and incorporated in this document by reference).*

10.41
Patheon N.V. 2016 Omnibus Incentive Plan (filed as Exhibit 10.2 to the Current Report on Form 8-K filed by Patheon N.V. on July 26, 2016 [File No. 001-37837] and incorporated in this document by reference).

10.42
Amendment to Patheon N.V. 2016 Omnibus Incentive Plan, dated March 7, 2017 (filed as exhibit 4.5 to the Registrant's Registration Statement on Form S-8 filed August 29, 2017 [File No. 1-8002] and incorporated in this document by reference).*

10.43
Amendment to Patheon N.V. 2016 Omnibus Incentive Plan, dated August 23, 2017 (filed as exhibit 4.6 to the Registrant's Registration Statement on Form S-8 filed August 29, 2017 [File No. 1-8002] and incorporated in this document by reference).*

10.44
Credit Agreement, dated July 1, 2016, among the Company, certain Subsidiaries of the Company from time to time party thereto, each lender from time to time party thereto, and Bank of America, N.A. (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed July 1, 2016 [File No. 1-8002] and incorporated in this document by reference).

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

THERMO FISHER SCIENTIFIC INC.
EXHIBIT INDEX

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet at December 31, 2017, and 2016, (ii) Consolidated Statement of Income for the years ended December 31, 2017, 2016 and 2015, (iii) Consolidated Statement of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015 (iv) Consolidated Statement of Cash Flows for the years ended December 31, 2017, 2016 and 2015, (v) Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2017, 2016 and 2015 and (vi) Notes to Consolidated Financial Statements.

THERMO FISHER SCIENTIFIC INC.

INDEX OF CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

The following Consolidated Financial Statements of the Registrant and its subsidiaries are required to be included in Item 15:

THERMO FISHER SCIENTIFIC INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Thermo Fisher Scientific Inc.:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Thermo Fisher Scientific Inc. and its subsidiaries as of December 31, 2017 and December 31, 2016, and the related consolidated statements of income and comprehensive income, of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As described in Management's Annual Report on Internal Control over Financial Reporting, management has excluded Patheon N.V. from its assessment of internal control over financial reporting as of December 31, 2017 because it was acquired by the Company in a purchase business combination during 2017. We have also excluded Patheon N.V. from our audit of internal control over financial reporting. Patheon N.V. is a subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 13% and approximately 3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2017.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit

THERMO FISHER SCIENTIFIC INC.

preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 28, 2018

We have served as the Company’s auditor since 2002.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
(In millions except share and per share amounts)	2017	2016

Assets
Current Assets:
Cash and cash equivalents	$1,335	$786
Accounts receivable, less allowances of $109 and $77	3,879	3,049
Inventories	2,971	2,213
Refundable income taxes	432	378
Other current assets	804	595

Total current assets	9,421	7,021

Property, Plant and Equipment, Net	4,047	2,578
Acquisition-related Intangible Assets, Net	16,684	13,969
Other Assets	1,227	1,012
Goodwill	25,290	21,328

Total Assets	$56,669	$45,908

Liabilities and Shareholders' Equity
Current Liabilities:
Short-term obligations and current maturities of long-term obligations	$2,135	$1,255
Accounts payable	1,428	926
Accrued payroll and employee benefits	918	709
Deferred revenue	719	486
Other accrued expenses	1,848	1,490

Total current liabilities	7,048	4,866

Deferred Income Taxes	2,766	2,557
Other Long-term Liabilities	2,569	1,573
Long-term Obligations	18,873	15,372

Commitments and Contingencies (Note 10)

Shareholders' Equity:
Preferred stock, $100 par value, 50,000 shares authorized; none issued
Common stock, $1 par value, 1,200,000,000 shares authorized; 428,327,873 and 415,138,564 shares issued	428	415
Capital in excess of par value	14,177	12,140
Retained earnings	15,914	13,927
Treasury stock at cost, 27,013,311 and 21,690,679 shares	(3,103)	(2,306)
Accumulated other comprehensive items	(2,003)	(2,636)

Total shareholders' equity	25,413	21,540

Total Liabilities and Shareholders' Equity	$56,669	$45,908

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF INCOME

	Year Ended
	December 31,	December 31,	December 31,
(In millions except per share amounts)	2017	2016	2015

Revenues
Product revenues	$17,374	$15,712	$14,668
Service revenues	3,544	2,562	2,297

Total revenues	20,918	18,274	16,965

Costs and Operating Expenses:
Cost of product revenues	8,976	8,214	7,584
Cost of service revenues	2,497	1,691	1,625
Selling, general and administrative expenses	5,492	4,976	4,612
Research and development expenses	888	755	692
Restructuring and other costs, net	97	189	116

Total costs and operating expenses	17,950	15,825	14,629

Operating Income	2,968	2,449	2,336
Other Expense, Net	(539)	(425)	(400)

Income from Continuing Operations Before Income Taxes	2,429	2,024	1,936
(Provision for) Benefit from Income Taxes	(201)	1	44

Income from Continuing Operations	2,228	2,025	1,980
Loss from Discontinued Operations (net of income tax benefit of $2, $2 and $3)	(3)	(3)	(5)

Net Income	$2,225	$2,022	$1,975

Earnings per Share from Continuing Operations
Basic	$5.65	$5.13	$4.97
Diluted	$5.60	$5.10	$4.93

Earnings per Share
Basic	$5.64	$5.12	$4.96
Diluted	$5.59	$5.09	$4.92

Weighted Average Shares
Basic	395	395	399
Diluted	398	397	402

Cash Dividends Declared per Common Share	$0.60	$0.60	$0.60

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended
	December 31,	December 31,	December 31,
(In millions)	2017	2016	2015

Comprehensive Income
Net Income	$2,225	$2,022	$1,975

Other Comprehensive Items:
Currency translation adjustment (net of tax benefit of $145, $0 and $0)	588	(566)	(706)
Unrealized gains and losses on available-for-sale investments:
Unrealized holding (losses) gains arising during the period (net of tax (benefit) provision of $0, $0 and $0)	(1)	(2)	1
Reclassification adjustment for (gains) losses included in net income (net of tax (provision) benefit of ($1), $0 and $0)	(1)	1	—
Unrealized gains and losses on hedging instruments:
Unrealized losses on hedging instruments (net of tax benefit of $0, $22 and $6)	—	(37)	(9)
Reclassification adjustment for losses included in net income (net of tax benefit of $5, $4 and $2)	7	6	3
Pension and other postretirement benefit liability adjustments:
Pension and other postretirement benefit liability adjustments arising during the period (net of tax provision (benefit) of $7, ($17) and ($5))	23	(47)	(9)
Amortization of net loss and prior service benefit included in net periodic pension cost (net of tax benefit of $5, $2 and $3)	17	6	8

Total other comprehensive items	633	(639)	(712)

Comprehensive Income	$2,858	$1,383	$1,263

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended
	December 31,	December 31,	December 31,
(In millions)	2017	2016	2015

Operating Activities
Net income	$2,225	$2,022	$1,975
Loss from discontinued operations	3	3	5

Income from continuing operations	2,228	2,025	1,980

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	2,033	1,758	1,688
Change in deferred income taxes	(1,098)	(620)	(525)
Non-cash stock-based compensation	159	133	125
Non-cash charges for sale of inventories revalued at the date of acquisition	87	75	7
Other non-cash expenses, net	103	67	61
Changes in assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	(362)	(352)	(149)
Inventories	(81)	98	(141)
Other assets	(153)	(153)	(254)
Accounts payable	274	56	(3)
Other liabilities	1,016	216	200
Contributions to retirement plans	(200)	(43)	(38)

Net cash provided by continuing operations	4,006	3,260	2,951
Net cash used in discontinued operations	(1)	(2)	(9)

Net cash provided by operating activities	4,005	3,258	2,942

Investing Activities
Acquisitions, net of cash acquired	(7,226)	(5,178)	(695)
Purchase of property, plant and equipment	(508)	(444)	(423)
Proceeds from sale of property, plant and equipment	7	26	18
Proceeds from sale of investments	22	81	12
Other investing activities, net	(24)	(5)	(5)

Net cash used in investing activities	$(7,729)	$(5,520)	$(1,093)

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

	Year Ended
	December 31,	December 31,	December 31,
(In millions)	2017	2016	2015

Financing Activities
Net proceeds from issuance of debt	$6,459	$7,604	$1,798
Repayment of debt	(3,299)	(4,334)	(3,789)
Proceeds from issuance of commercial paper	8,380	9,182	7,934
Repayments of commercial paper	(8,514)	(8,278)	(7,885)
Purchases of company common stock	(750)	(1,250)	(500)
Dividends paid	(237)	(238)	(241)
Net proceeds from issuance of company common stock	1,690	—	—
Net proceeds from issuance of company common stock under employee stock plans	128	87	72
Other financing activities, net	(3)	(14)	(6)

Net cash provided by (used in) financing activities	3,854	2,759	(2,617)

Exchange Rate Effect on Cash	420	(152)	(130)

Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	550	345	(898)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	811	466	1,364

Cash, Cash Equivalents and Restricted Cash at End of Period	$1,361	$811	$466

See Note 13 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Total Shareholders' Equity
(In millions)	Shares	Amount			Shares	Amount

Balance at December 31, 2014	408	$408	$11,474	$10,407	8	$(456)	$(1,285)	$20,548

Issuance of shares under employees' and directors' stock plans	4	4	139	—	—	(52)	—	91
Stock-based compensation	—	—	125	—	—	—	—	125
Tax benefit related to employees' and directors' stock plans	—	—	63	—	—	—	—	63
Purchases of company common stock	—	—	—	—	4	(500)	—	(500)
Dividends declared	—	—	—	(240)	—	—	—	(240)
Net income	—	—	—	1,975	—	—	—	1,975
Other comprehensive items	—	—	—	—	—	—	(712)	(712)

Balance at December 31, 2015	412	412	11,801	12,142	12	(1,008)	(1,997)	21,350

Issuance of shares under employees' and directors' stock plans	3	3	153	—	1	(48)	—	108
Stock-based compensation	—	—	133	—	—	—	—	133
Tax benefit related to employees' and directors' stock plans	—	—	53	—	—	—	—	53
Purchases of company common stock	—	—	—	—	9	(1,250)	—	(1,250)
Dividends declared	—	—	—	(237)	—	—	—	(237)
Net income	—	—	—	2,022	—	—	—	2,022
Other comprehensive items	—	—	—	—	—	—	(639)	(639)

Balance at December 31, 2016	415	415	12,140	13,927	22	(2,306)	(2,636)	21,540

Issuance of shares under employees' and directors' stock plans	3	3	196	—	—	(47)	—	152
Issuance of shares	10	10	1,680	—	—	—	—	1,690
Stock-based compensation	—	—	159	—	—	—	—	159
Purchases of company common stock	—	—	—	—	5	(750)	—	(750)
Dividends declared	—	—	—	(238)	—	—	—	(238)
Net income	—	—	—	2,225	—	—	—	2,225
Other comprehensive items	—	—	—	—	—	—	633	633
Other	—	—	2	—	—	—	—	2

Balance at December 31, 2017	428	$428	$14,177	$15,914	27	$(3,103)	$(2,003)	$25,413

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Nature of Operations and Summary of Significant Accounting Policies
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
Service revenues represent the company’s service offerings including clinical trial logistics, drug development and manufacturing, asset management, diagnostic testing, training, service contracts, and field service including related time and materials. Service revenues are recognized as the service is performed. Revenues for service contracts are recognized ratably over the contract period.
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
The changes in the allowance for doubtful accounts are as follows:

	Year Ended December 31,
(In millions)	2017	2016	2015

Beginning Balance	$77	$70	$74
Provision charged to expense (a)	32	16	5
Accounts written off	(10)	(9)	(4)
Acquisitions, currency translation and other	10	—	(5)

Ending Balance	$109	$77	$70

(a)
In 2017, includes $6 million of charges to conform the accounting policies of Patheon to the company's accounting policies. In 2016, includes $9 million of charges to conform the accounting policies of FEI to the company's accounting policies.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred revenue in the accompanying balance sheet consists primarily of unearned revenue on service contracts, which is recognized ratably over the terms of the contracts. The majority of the deferred revenue in the accompanying 2017 balance sheet will be recognized within one year.
Warranty Obligations
The company provides for the estimated cost of standard product warranties, primarily from historical information, in cost of product revenues at the time product revenue is recognized. While the company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component supplies, the company’s warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure and supplier warranties on parts delivered to the company. Should actual product failure rates, utilization levels, material usage, service delivery costs or supplier warranties on parts differ from the company’s estimates, revisions to the estimated warranty liability would be required. The liability for warranties is included in other accrued expenses in the accompanying balance sheet. Extended warranty agreements are considered service contracts, which are discussed above. Costs of service contracts are recognized as incurred. The changes in the carrying amount of standard product warranty obligations are as follows:

	Year Ended
	December 31,	December 31,
(In millions)	2017	2016

Beginning Balance	$78	$56
Provision charged to income	110	96
Usage	(101)	(87)
Acquisitions	—	17
Adjustments to previously provided warranties, net	(4)	(2)
Currency translation	4	(2)

Ending Balance	$87	$78
Research and Development
The company conducts research and development activities to increase its depth of capabilities in technologies, software and services. Research and development costs include employee compensation and benefits, consultants, facilities related costs, material costs, depreciation and travel. Research and development costs are expensed as incurred.
Restructuring Costs
Accounting for the timing and amount of termination benefits provided by the company to employees is determined based on whether: (a) the company has a substantive plan to provide such benefits, (b) the company has a written employment contract with the affected employees that includes a provision for such benefits, (c) the termination benefits are due to the occurrence of an event specified in an existing plan or agreement, or (d) the termination benefits are a one-time benefit. In certain circumstances, employee termination benefits may meet more than one of the characteristics listed above and therefore, may have individual elements that are subject to different accounting models.
From time to time when executing a restructuring or exit plan, the company also incurs costs other than termination benefits, such as lease termination costs, that are not associated with or will not be incurred to generate revenues. These include costs that represent amounts under contractual obligations that exist prior to the restructuring plan communication date and will either continue after the restructuring plan is completed with no economic benefit or result in a penalty to cancel a contractual obligation. Such costs are recognized when incurred, which generally occurs at the contract termination or cease-use date but may continue over the remainder of the original contractual period.
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Earnings per Share
Basic earnings per share has been computed by dividing net income by the weighted average number of shares outstanding during the year. Except where the result would be antidilutive to income from continuing operations, diluted earnings per share has been computed using the treasury stock method for outstanding stock options and restricted units, as well as their related income tax effects (Note 8).
Cash and Cash Equivalents
Cash equivalents consists principally of money market funds, commercial paper and other marketable securities purchased with an original maturity of three months or less. These investments are carried at cost, which approximates market value.
Inventories
Inventories are valued at the lower of cost or net realizable value, cost being determined principally by the first-in, first-out (FIFO) method with certain of the company’s businesses utilizing the last-in, first-out (LIFO) method. The company periodically reviews quantities of inventories on hand and compares these amounts to the expected use of each product or product line. In addition, the company has certain inventory that is subject to fluctuating market pricing. The company assesses the carrying value of this inventory based on a lower of cost or net realizable value analysis. The company records a charge to cost of sales for the amount required to reduce the carrying value of inventory to net realizable value. Costs associated with the procurement of inventories, such as inbound freight charges, purchasing and receiving costs, and internal transfer costs, are included in cost of revenues in the accompanying statement of income. The components of inventories are as follows:

	December 31,	December 31,
(In millions)	2017	2016

Raw Materials	$708	$466
Work in Process	505	328
Finished Goods	1,758	1,419

Inventories	$2,971	$2,213
The value of inventories maintained using the LIFO method was $219 million and $207 million at December 31, 2017 and 2016, respectively, which was below estimated replacement cost by $31 million and $28 million, respectively. Reductions to cost of revenues as a result of the liquidation of LIFO inventories were nominal during the three years ended December 31, 2017.
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

	December 31,	December 31,
(In millions)	2017	2016

Land	$401	$306
Buildings and Improvements	1,662	1,154
Machinery, Equipment and Leasehold Improvements	4,276	2,956

Property, Plant and Equipment, at Cost	6,339	4,416
Less: Accumulated Depreciation and Amortization	2,292	1,838

Property, Plant and Equipment, Net	$4,047	$2,578

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Depreciation and amortization expense of property, plant and equipment was $439 million, $380 million and $373 million in 2017, 2016 and 2015, respectively.
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

	Balance at December 31, 2017			Balance at December 31, 2016
(In millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Definite Lived:
Customer relationships	$17,356	$(5,902)	$11,454	$13,167	$(4,821)	$8,346
Product technology	6,046	(2,811)	3,235	5,680	(2,204)	3,476
Tradenames	1,538	(817)	721	1,452	(646)	806
Other	34	(34)	—	33	(33)	—

	24,974	(9,564)	15,410	20,332	(7,704)	12,628
Indefinite Lived:
Tradenames	1,235	—	1,235	1,235	—	1,235
In-process research and development	39	—	39	106	—	106

	1,274	—	1,274	1,341	—	1,341

Acquisition-related Intangible Assets	$26,248	$(9,564)	$16,684	$21,673	$(7,704)	$13,969

The estimated future amortization expense of acquisition-related intangible assets with definite lives is as follows:

(In millions)

2018	$1,705
2019	1,698
2020	1,609
2021	1,510
2022	1,383
2023 and Thereafter	7,505

Estimated Future Amortization Expense of Definite-lived Intangible Assets	$15,410
Amortization of acquisition-related intangible assets was $1.59 billion, $1.38 billion and $1.31 billion in 2017, 2016 and 2015, respectively.
Other Assets
Other assets in the accompanying balance sheet include deferred tax assets, cash surrender value of life insurance, insurance recovery receivables related to product liability matters, pension assets, cost-method and available-for-sale investments, notes receivable, restricted cash and other assets.
Investments for which there are not readily determinable market values are accounted for under the cost method of accounting. The company periodically evaluates the carrying value of its investments accounted for under the cost method of

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accounting, which provides that they are recorded at the lower of cost or estimated net realizable value. At December 31, 2017 and 2016, the company had cost method investments with carrying amounts of $32 million and $37 million, respectively, which are included in other assets.
Goodwill
The company assesses goodwill for impairment annually and whenever events occur or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. Such events or circumstances generally include the occurrence of operating losses or a significant decline in earnings associated with one or more of the company’s reporting units. The company is permitted to first assess qualitative factors to determine whether the goodwill impairment test is necessary. If the qualitative assessment results in a determination that the fair value of a reporting unit is more-likely-than-not less than its carrying amount, the company performs the goodwill impairment test. The company may bypass the qualitative assessment for the reporting unit in any period and proceed directly to the goodwill impairment test. The company estimates the fair value of its reporting units by using forecasts of discounted future cash flows and peer market multiples. The company would record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. Prior to the annual impairment test in the fourth quarter of 2017 and adoption of new guidance discussed elsewhere in Note 1, if an impairment had been indicated, any excess of the carrying value over the implied fair value of goodwill would have been recorded as an operating loss. The company determined that no impairments existed in 2017, 2016 or 2015.
The changes in the carrying amount of goodwill by segment are as follows:

(In millions)	Life Sciences Solutions	Analytical Instruments	Specialty Diagnostics	Laboratory Products and Services	Total

Balance at December 31, 2015	$7,617	$2,703	$3,771	$4,737	$18,828
Acquisitions	619	2,059	1	14	2,693
Finalization of purchase price allocations for 2015 acquisitions	—	—	—	7	7
Currency translation	(3)	(80)	(108)	(31)	(222)
Other	13	4	(5)	10	22

Balance at December 31, 2016	8,246	4,686	3,659	4,737	21,328
Acquisitions	136	99	27	3,256	3,518
Finalization of purchase price allocations for 2016 acquisitions	(4)	68	—	(1)	63
Currency translation	14	174	171	25	384
Other	(1)	—	(1)	(1)	(3)

Balance at December 31, 2017	$8,391	$5,027	$3,856	$8,016	$25,290
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
Currency Translation
All assets and liabilities of the company’s non-U.S. subsidiaries are translated at year-end exchange rates. Resulting translation adjustments are reflected in the "accumulated other comprehensive items" component of shareholders’ equity. Revenues and expenses are translated at average exchange rates for the year. Currency transaction (losses) gains are included in the accompanying statement of income and in aggregate were $(31) million, $19 million and $(11) million in 2017, 2016 and 2015, respectively.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The company uses short-term forward and option currency exchange contracts primarily to hedge certain balance sheet and operational exposures resulting from changes in currency exchange rates, predominantly intercompany loans and cash balances that are denominated in currencies other than the functional currencies of the respective operations. The currency-exchange contracts principally hedge transactions denominated in euro, British pounds sterling, Swedish kronor, Norwegian kroner, Swiss franc and Canadian dollars. The company does not hold or engage in transactions involving derivative instruments for purposes other than risk management.
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
Recent Accounting Pronouncements
In February 2018, the FASB issued new guidance to allow reclassifications from accumulated other comprehensive income (AOCI) to retained earnings for certain tax effects on items within AOCI resulting from the Tax Cuts and Jobs Act of 2017 (the Tax Act). The guidance will be effective in 2019 and early adoption is permitted. The company may choose to record the reclassifications in the period of adoption or retrospectively. The company is currently evaluating the timing and method of adoption.
In December 2017, the SEC staff issued guidance to address the application of accounting guidance in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act enacted on December 22, 2017. As discussed further in Note 7, the company is reporting provisional amounts for certain income tax effects of the Tax Act for which a reasonable estimate can be determined but for which the accounting impact may change based on further analysis regarding the amount and composition of the company's historical foreign earnings and future issuance of interpretive regulations. Adjustments to provisional amounts identified during the measurement period, which may be up to December 22, 2018, will be included as adjustments to Benefit from (Provision for) Income Taxes in the period the amounts are determined.
In August 2017, the FASB issued new guidance to simplify the application of hedge accounting guidance. Among other things, the new guidance will permit more hedging strategies to qualify for hedge accounting, allow for additional time to perform an initial assessment of a hedge’s effectiveness, and permit a qualitative effectiveness test for certain hedges after

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

initial qualification. The company adopted this guidance in January 2018. The adoption of this guidance is not expected to have a material impact on the company’s consolidated financial statements.
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
In January 2017, the FASB issued new guidance that eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, the new guidance requires entities to record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The company adopted this guidance when it performed its annual goodwill impairment test in the fourth quarter of 2017. The adoption of this guidance did not have a material impact on the company’s consolidated financial statements.
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
In March 2016, the FASB issued new guidance which affects the accounting for stock-based compensation. The new guidance simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The company adopted this guidance on January 1, 2017 and applied the changes to the statement of cash flows retrospectively. Adoption of this guidance decreased the company's tax provision in 2017 by $65 million and increased diluted earnings per share for the same period by $0.16. The impact in future periods will be dependent upon changes in the company's stock price, the volume of employee stock option exercises and the timing of service- and performance-based restricted unit vesting.
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
In May 2014, the FASB issued new revenue recognition guidance which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recognition guidance. The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity's nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. During 2016 and 2017, the FASB issued additional guidance and clarification, including the elimination of certain SEC Staff Guidance. The guidance is effective for the company in 2018. The company has elected to adopt this guidance through application of the modified retrospective method.
The company substantially completed its analysis of the impact of the new guidance in 2017. Applying the new guidance to the majority of the company’s revenue arrangements based on its most commonly used customer terms and conditions and routine sales transactions, which generally consist of a single performance obligation to transfer promised goods or services, does not have a material impact to the company’s consolidated financial statements. While the timing of revenue recognition for some of the company’s other sales transactions has been affected by the new guidance, the impact is not expected to be material. The impact of recording the cumulative effect of the change in the accounting guidance in the company's balance sheet in the first quarter of 2018 is expected to be less than 1% of total assets, total liabilities, and total shareholders’ equity.

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
2017
On August 29, 2017, the company acquired, within the Laboratory Products and Services segment, substantially all of the issued and outstanding shares of Patheon N.V., a leading global provider of high-quality drug development and delivery solutions to the pharmaceutical and biopharma sectors, for $35.00 per share in cash, or $7.36 billion, including the assumption of net debt. The company financed the purchase price, including the repayment of indebtedness of Patheon, with issuances of debt and equity.
Patheon provides comprehensive, integrated and highly customizable solutions as well as the expertise to help biopharmaceutical companies of all sizes satisfy complex development and manufacturing needs. The acquisition provided entry into the pharmaceutical contract development and manufacturing organization market and added a complementary service to the company's existing pharmaceutical services portfolio. Patheon's revenues totaled $1.87 billion for the year ended October 31, 2016. The purchase price exceeded the fair market value of the identifiable net assets and, accordingly, $3.26 billion was allocated to goodwill, $125 million of which is tax deductible.
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
On February 14, 2017, the company acquired, within the Life Sciences Solutions segment, Finesse Solutions, Inc., a North America-based developer of scalable control automation systems and software for bioproduction, for a total purchase price of $221 million, net of cash acquired. The acquisition expanded the company's bioproduction offerings. Revenues of Finesse Solutions were approximately $50 million in 2016. The purchase price exceeded the fair market value of the identifiable net assets and, accordingly, $136 million was allocated to goodwill, none of which is tax deductible.
In addition, in 2017 the company acquired, within the Specialty Diagnostics segment, a North America-based molecular diagnostics company offering qPCR tests to the transplant community and, within the Analytical Instruments segment, a provider of desktop scanning electron microscopy solutions and a manufacturer of volatile organic compound monitoring instruments and integrated systems, for an aggregate purchase price of $110 million.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the purchase price and net assets acquired for 2017 acquisitions are as follows:

(In millions)	Patheon	Core Informatics	Finesse Solutions	Other	Total

Purchase Price
Cash paid	$6,861	$95	$223	$97	$7,276
Debt assumed	488	—	—	—	488
Fair value of contingent consideration	—	9	—	8	17
Fair value of equity awards exchanged	6	—	—	—	6
Fair value of previously held interest	—	—	—	11	11
Purchase price payable	50	—	—	7	57
Cash acquired	(47)	(10)	(2)	(13)	(72)

	$7,358	$94	$221	$110	$7,783

Net Assets Acquired
Current assets	$1,046	$2	$17	$20	$1,085
Property, plant and equipment	1,288	—	1	3	1,292
Definite-lived intangible assets:
Customer relationships	3,618	6	68	16	3,708
Product technology	—	29	32	35	96
Tradenames and other	112	3	2	—	117
Indefinite-lived intangible assets:
In-process research and development	—	—	2	—	2
Goodwill	3,255	63	136	64	3,518
Other assets	54	—	—	—	54
Deferred tax liabilities	(1,091)	(4)	(22)	(14)	(1,131)
Other liabilities assumed	(924)	(5)	(15)	(14)	(958)

	$7,358	$94	$221	$110	$7,783
The weighted-average amortization periods for definite-lived intangible assets acquired in 2017 are 17 years for customer relationships, 9 years for product technology and 4 years for tradenames and other. The weighted average amortization period for all definite-lived intangible assets acquired in 2017 is 16 years.
2016
On September 19, 2016, the company acquired, within the Analytical Instruments segment, FEI Company, a North America-based provider of high-performance electron microscopy, for a total purchase price of $4.08 billion, net of cash acquired. The acquisition strengthened the company's analytical instrument portfolio with the addition of high-end electron microscopes. Revenues of FEI were $930 million in 2015. The purchase price exceeded the fair value of the identifiable net assets and, accordingly, $2.13 billion was allocated to goodwill, approximately $65 million of which is tax deductible.
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the purchase price and net assets acquired for 2016 acquisitions are as follows:

(In millions)	FEI	Affymetrix	Other	Total

Purchase Price
Cash paid	$4,440	$1,165	$29	$5,634
Debt assumed	—	254	1	255
Purchase price payable	11	1	3	15
Cash acquired	(369)	(78)	—	(447)

	$4,082	$1,342	$33	$5,457

Net Assets Acquired
Current assets	$619	$161	$3	$783
Property, plant and equipment	153	19	—	172
Definite-lived intangible assets:
Customer relationships	1,051	501	9	1,561
Product technology	740	253	7	1,000
Tradenames and other	42	46	—	88
Indefinite-lived intangible assets:
In-process research and development	105	14	—	119
Goodwill	2,125	615	16	2,756
Other assets	72	8	—	80
Liabilities assumed	(825)	(275)	(2)	(1,102)

	$4,082	$1,342	$33	$5,457
The weighted-average amortization periods for definite-lived intangible assets acquired in 2016 are 16 years for customer relationships, 8 years for product technology and 8 years for tradenames and other. The weighted average amortization period for all definite-lived intangible assets acquired in 2016 is 13 years.
The company recorded a deferred tax liability of $156 million in the acquisition accounting related to the outside basis difference of the Affymetrix Singapore operations as the company does not intend to permanently reinvest the pre-acquisition Singapore earnings. This deferred tax liability was reversed in 2017 as a result of the enactment of the Tax Act.
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the purchase price and net assets acquired for 2015 acquisitions are as follows:

(In millions)	Alfa Aesar	Advanced Scientifics	Other	Total

Purchase Price
Cash paid	$393	$289	$19	$701
Purchase price payable	—	—	1	1
Cash acquired	(4)	—	(1)	(5)

	$389	$289	$19	$697

Net Assets Acquired
Current assets	$96	$29	$5	$130
Property, plant and equipment	39	11	—	50
Definite-lived intangible assets:
Customer relationships	137	90	8	235
Product technology	—	37	—	37
Tradenames and other	16	2	—	18
Goodwill	125	124	9	258
Other assets	5	—	—	5
Liabilities assumed	(29)	(4)	(3)	(36)

	$389	$289	$19	$697
The weighted-average amortization periods for definite-lived intangible assets acquired in 2015 are 15 years for customer relationships, 10 years for product technology and 10 years for tradenames and other. The weighted average amortization period for all definite-lived intangible assets acquired in 2015 is 14 years.
Unaudited Pro Forma Information
The following unaudited pro forma information provides the effect of the company's 2017 acquisition of Patheon as if the acquisition had occurred on January 1, 2016, and the effects of the company's 2016 acquisitions of FEI and Affymetrix as if the acquisitions had occurred on January 1, 2015:

(In millions)	2017	2016	2015

Revenues	$22,144	$20,807	$18,230

Net Income	$2,258	$1,791	$1,684
The historical consolidated financial information of the company, Patheon, FEI, and Affymetrix has been adjusted in the pro forma information to give effect to pro forma events that are directly attributable to the acquisitions and related financing arrangements, are expected to have a continuing impact on the company, and are factually supportable.
To reflect the acquisition of Patheon as if it had occurred on January 1, 2016, and the acquisitions of FEI and Affymetrix as if they had occurred on January 1, 2015, the unaudited pro forma results include adjustments to reflect, among other things, the incremental intangible asset amortization to be incurred based on the preliminary values of each identifiable intangible asset and the interest expense from debt financings obtained to partially fund the cash consideration transferred. Pro forma adjustments were tax effected at the company's historical statutory rates in effect for the respective periods. The unaudited pro forma amounts are not necessarily indicative of the combined results of operations that would have been realized had the acquisitions and related financings occurred on the aforementioned dates, nor are they meant to be indicative of any anticipated combined results of operations that the company will experience after the transaction. In addition, the amounts do not include any adjustments for actions that may be taken following the completion of the transaction, such as expected cost savings, operating synergies, or revenue enhancements that may be realized subsequent to the transaction.
Pro forma net income for the year ended December 31, 2017, excludes certain items associated with the Patheon acquisition that were included in the determination of net income for that period. These items have been included in the determination of pro forma net income for the year ended December 31, 2016, and are as follows: $54 million of direct

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

transaction costs, $39 million of accounting policy conformity adjustments, $21 million of initial restructuring costs, $40 million reduction of revenues for revaluing the deferred revenue obligations to fair value, and $55 million of expense related to the fair value adjustment to acquisition-date inventories.
Pro forma net income for the year ended December 31, 2016, excludes certain items associated with the FEI and Affymetrix acquisitions that were included in the determination of net income for that period. These items have been included in the determination of pro forma net income for the year ended December 31, 2015, and are as follows: $102 million of direct transaction costs, $33 million of accounting policy conformity adjustments, $46 million of initial restructuring costs, $6 million reduction of revenues for revaluing the deferred revenue obligations to fair value, and $99 million of expense related to the fair value adjustment to acquisition-date inventories.
The company’s results would not have been materially different from its pro forma results had the company’s other 2016 or 2017 acquisitions occurred at the beginning of 2015 or 2016, respectively.
Revenues of Patheon in 2017, subsequent to the date of acquisition, were $722 million. Operating losses for the same period totaled $108 million, primarily due to acquisition-related charges and restructuring charges related to synergy actions.

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
Laboratory Products and Services: provides virtually everything needed for the laboratory, including a combination of self-manufactured and sourced products for customers in research, academic, government, industrial and healthcare settings. The segment also includes a comprehensive offering of outsourced services used by the pharmaceutical and biotech industries for drug development, clinical trials logistics and commercial drug manufacturing.
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Business Segment Information

(In millions)	2017	2016	2015

Revenues
Life Sciences Solutions	$5,728	$5,317	$4,774
Analytical Instruments	4,821	3,668	3,208
Specialty Diagnostics	3,486	3,339	3,244
Laboratory Products and Services	7,825	6,724	6,372
Eliminations	(942)	(774)	(633)

Consolidated revenues	20,918	18,274	16,965

Segment Income (a)
Life Sciences Solutions	1,896	1,596	1,414
Analytical Instruments	1,027	745	613
Specialty Diagnostics	930	910	873
Laboratory Products and Services	1,007	971	922

Subtotal reportable segments (a)	4,860	4,222	3,822

Cost of revenues charges	(123)	(102)	(9)
Selling, general and administrative charges, net	(78)	(104)	(46)
Restructuring and other costs, net	(97)	(189)	(116)
Amortization of acquisition-related intangible assets	(1,594)	(1,378)	(1,315)

Consolidated operating income	2,968	2,449	2,336
Other expense, net (b)	(539)	(425)	(400)

Income from continuing operations before income taxes	$2,429	$2,024	$1,936

Depreciation
Life Sciences Solutions	$129	$142	$147
Analytical Instruments	71	50	39
Specialty Diagnostics	72	70	74
Laboratory Products and Services	167	118	113

Consolidated depreciation	$439	$380	$373

(a)
Represents operating income before certain charges to cost of revenues and selling, general and administrative expenses; restructuring and other costs, net; and amortization of acquisition-related intangibles.

(b)	The company does not allocate other expense, net to its segments.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions)	2017	2016	2015

Total Assets
Life Sciences Solutions	$19,063	$19,065	$18,537
Analytical Instruments	9,960	9,520	4,763
Specialty Diagnostics	7,095	6,802	7,183
Laboratory Products and Services	19,181	9,405	9,614
Corporate/Other (c)	1,370	1,116	737

Consolidated total assets	$56,669	$45,908	$40,834

Capital Expenditures
Life Sciences Solutions	$118	$122	$93
Analytical Instruments	56	34	60
Specialty Diagnostics	87	72	76
Laboratory Products and Services	178	111	90
Corporate/Other	69	105	104

Consolidated capital expenditures	$508	$444	$423

(c)	Corporate assets consist primarily of cash and cash equivalents, short-term investments, property and equipment at the company's corporate offices.
Geographical Information

(In millions)	2017	2016	2015

Revenues (d)
United States	$10,177	$9,086	$8,607
China	2,058	1,730	1,376
Other	8,683	7,458	6,982

Consolidated revenues	$20,918	$18,274	$16,965

Long-lived Assets (e)
United States	$2,349	$1,630	$1,532
United Kingdom	277	217	261
Other	1,421	731	656

Consolidated long-lived assets	$4,047	$2,578	$2,449

(d)	Revenues are attributed to countries based on customer location.

(e)	Includes property, plant and equipment, net.

Note 4.	Other Expense, Net
The components of other expense, net, in the accompanying statement of income are as follows:

(In millions)	2017	2016	2015

Interest Income	$81	$48	$31
Interest Expense	(592)	(469)	(415)
Other Items, Net	(28)	(4)	(16)

Other Expense, Net	$(539)	$(425)	$(400)

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Items, Net
In all periods, other items, net includes currency transaction gains and losses on monetary assets and liabilities. In 2017, other items, net includes $32 million of charges related to amortization of fees paid to obtain bridge financing commitments related to the Patheon acquisition (Note 2) and $4 million of losses on the early extinguishment of debt, offset in part by $17 million of gains on investments.
In 2016, other items, net includes $22 million of charges related to amortization of fees paid to obtain bridge financing commitments for the acquisition of FEI (Note 2) and $9 million of losses on the early extinguishment of debt, offset in part by $13 million of gains on investments. The investment gains include an $8 million gain on the sale of a joint venture for net proceeds of $65 million.
In 2015, other items, net includes costs of $7 million associated with entering into interest rate swap arrangements and losses of $12 million for the early extinguishment of debt.

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
The components of stock-based compensation expense are primarily included in selling, general and administrative expenses and are as follows:

(In millions)	2017	2016	2015

Stock Option Awards	$53	$41	$44
Restricted Unit Awards	106	92	81

Total Stock-based Compensation Expense	$159	$133	$125
The company measures the tax benefit associated with excess tax deductions related to stock-based compensation expense by multiplying the excess tax deductions by the statutory tax rates. The company uses the incremental tax benefit approach for utilization of tax attributes. Following the adoption of new guidance discussed in Note 1, tax benefits recognized as a reduction of the income tax provision were $65 million in 2017. Tax benefits recognized in capital in excess of par value in the accompanying balance sheet were $53 million and $63 million, respectively, in 2016 and 2015.
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted average assumptions used in the Black-Scholes option pricing model are as follows:

	2017	2016	2015

Expected Stock Price Volatility	20%	21%	24%
Risk Free Interest Rate	1.9%	1.2%	1.4%
Expected Life of Options (years)	4.3	4.3	4.3
Expected Annual Dividend	0.4%	0.5%	0.5%
The weighted average per share grant-date fair values of options granted during 2017, 2016 and 2015 were $30.73, $24.54 and $27.04, respectively. The total intrinsic value of options exercised during the same periods was $199 million, $176 million and $181 million, respectively. The intrinsic value is the difference between the market value of the shares on the exercise date and the exercise price of the option.
A summary of the company’s option activity for the year ended December 31, 2017 is presented below:

	Shares (in millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (a) (in millions)

Outstanding at December 31, 2016	8.8	$98.69
Granted	2.6	167.59
Issued in connection with an acquisition	0.3	114.06
Exercised	(2.2)	79.16
Canceled/Expired	(0.5)	134.56

Outstanding at December 31, 2017	9.0	$121.78	4.2

Vested and Unvested Expected to Vest at December 31, 2017	8.5	$119.92	4.1	$597

Exercisable at December 31, 2017	4.1	$90.31	2.6	$413

(a)	Market price per share on December 31, 2017 was $189.88. The intrinsic value is zero for options with exercise prices above the market price.
As of December 31, 2017, there was $99 million of total unrecognized compensation cost related to unvested stock options granted. The cost is expected to be recognized through 2021 with a weighted average amortization period of 2.6 years.
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the company’s restricted unit activity for the year ended December 31, 2017 is presented below:

	Units (in millions)	Weighted Average Grant-Date Fair Value

Unvested at December 31, 2016	1.3	$129.80
Granted	0.8	157.80
Issued in connection with an acquisition	0.2	180.52
Vested	(0.7)	132.67
Forfeited	(0.2)	138.44

Unvested at December 31, 2017	1.4	$150.23
The total fair value of shares vested during 2017, 2016 and 2015 was $97 million, $91 million and $80 million, respectively.
As of December 31, 2017, there was $147 million of total unrecognized compensation cost related to unvested restricted stock unit awards. The cost is expected to be recognized through 2021 with a weighted average amortization period of 2.0 years.
Employee Stock Purchase Plans
Qualifying employees are eligible to participate in an employee stock purchase plan sponsored by the company. Shares may be purchased under the program at 95% of the fair market value at the end of the purchase period and the shares purchased are not subject to a holding period. Shares are purchased through payroll deductions of up to 10% of each participating employee’s gross wages. The company issued 0.1 million, 0.2 million and 0.2 million shares, respectively, of its common stock for the 2017, 2016 and 2015 plan years, which ended on December 31.

Note 6.	Pension and Other Postretirement Benefit Plans
401(k) Savings Plan and Other Defined Contribution Plans
The company’s 401(k) savings and other defined contribution plans cover the majority of the company’s eligible U.S. and certain non-U.S. employees. Contributions to the plans are made by both the employee and the company. Company contributions are based on the level of employee contributions. Company contributions to these plans are based on formulas determined by the company. In 2017, 2016 and 2015, the company charged to expense $161 million, $140 million and $131 million, respectively, related to its defined contribution plans.
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
The company funds annually, at a minimum, the statutorily required minimum amount as actuarially determined. During 2017, 2016 and 2015, the company made cash contributions of approximately $200 million, $43 million and $38 million,

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

respectively. Additionally, in 2016, the company contributed insurance contracts valued at $16 million to two of its German defined benefit plans. Contributions to the plans included in the following table are estimated at between $35 and $65 million for 2018.
The following table provides a reconciliation of benefit obligations and plan assets of the company’s domestic and non-U.S. pension plans and postretirement benefit plans:

	Domestic Pension Benefits		Non-U.S. Pension Benefits		Postretirement Benefits
(In millions)	2017	2016	2017	2016	2017	2016

Change in Projected Benefit Obligations
Benefit Obligation at Beginning of Year	$1,249	$1,213	$1,116	$1,036	$50	$49
Business combinations	—	33	185	1	6	—
Service costs	—	—	26	24	1	1
Interest costs	43	51	21	27	2	2
Settlements	—	—	(60)	(8)	—	—
Plan participants' contributions	—	—	5	4	1	1
Actuarial (gains) losses	92	30	(34)	150	6	1
Benefits paid	(84)	(78)	(37)	(30)	(4)	(4)
Currency translation and other	—	—	102	(88)	1	—

Benefit Obligation at End of Year	$1,300	$1,249	$1,324	$1,116	$63	$50

Change in Fair Value of Plan Assets
Fair Value of Plan Assets at Beginning of Year	$944	$945	$853	$817	$8	$7
Business combinations	—	—	101	—	—	—
Actual return on plan assets	161	71	32	125	1	1
Employer contribution	160	6	37	50	3	3
Settlements	—	—	(60)	(8)	—	—
Plan participants' contributions	—	—	5	4	1	1
Benefits paid	(84)	(78)	(37)	(30)	(4)	(4)
Currency translation and other	—	—	80	(105)	—	—

Fair Value of Plan Assets at End of Year	$1,181	$944	$1,011	$853	$9	$8

Funded Status	$(119)	$(305)	$(313)	$(263)	$(54)	$(42)

Accumulated Benefit Obligation	$1,300	$1,249	$1,256	$1,048

Amounts Recognized in Balance Sheet
Non-current asset	$—	$—	$100	$63	$6	$4
Current liability	(7)	(10)	(10)	(6)	(3)	(3)
Non-current liability	(112)	(295)	(403)	(320)	(57)	(43)

Net amount recognized	$(119)	$(305)	$(313)	$(263)	$(54)	$(42)

Amounts Recognized in Accumulated Other Comprehensive Loss
Net actuarial loss	$156	$171	$126	$170	$11	$6
Prior service credits	—	—	10	8	—	—

Net amount recognized	$156	$171	$136	$178	$11	$6

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The actuarial assumptions used to compute the funded status for the plans are based upon information available as of December 31, 2017 and 2016 and are as follows:

	Domestic Pension Benefits		Non-U.S. Pension Benefits		Postretirement Benefits
	2017	2016	2017	2016	2017	2016

Weighted Average Assumptions Used to Determine Projected Benefit Obligations
Discount rate	3.55%	4.07%	2.10%	1.95%	3.43%	3.77%
Average rate of increase in employee compensation	4.00%	4.00%	2.59%	3.09%	—	—
Initial healthcare cost trend rate					6.73%	6.70%
Ultimate healthcare cost trend rate					5.04%	5.08%
The actuarial assumptions used to compute the net periodic pension benefit cost (income) are based upon information available as of the beginning of the year, as presented in the following table:

	Domestic Pension Benefits			Non-U.S. Pension Benefits
	2017	2016	2015	2017	2016	2015

Weighted Average Assumptions Used to Determine Net Benefit Cost (Income)
Discount rate	4.06%	4.25%	4.00%	1.95%	2.83%	2.69%
Average rate of increase in employee compensation	4.00%	4.00%	4.00%	3.10%	3.06%	3.03%
Expected long-term rate of return on assets	6.50%	7.00%	7.00%	3.11%	3.74%	4.21%
The ultimate healthcare cost trend rates for the postretirement benefit plans are expected to be reached between 2018 and 2033.
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
The company utilizes a full yield curve approach in the estimation of these components by applying the specific spot-rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows.
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
The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost in 2018 are not material.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The projected benefit obligation and fair value of plan assets for the company’s qualified and non-qualified pension plans with projected benefit obligations in excess of plan assets are as follows:

	Pension Plans
(In millions)	2017	2016

Pension Plans with Projected Benefit Obligations in Excess of Plan Assets
Projected benefit obligation	$2,059	$1,907
Fair value of plan assets	1,527	1,276
The accumulated benefit obligation and fair value of plan assets for the company's qualified and non-qualified pension plans with accumulated benefit obligations in excess of plan assets are as follows:

	Pension Plans
(In millions)	2017	2016

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets
Accumulated benefit obligation	$1,962	$1,847
Fair value of plan assets	1,495	1,275
The measurement date used to determine benefit information is December 31 for all plan assets and benefit obligations.
The net periodic pension benefit cost (income) includes the following components:

	Domestic Pension Benefits			Non-U.S. Pension Benefits
(In millions)	2017	2016	2015	2017	2016	2015

Components of Net Benefit Cost (Income)
Service cost-benefits earned	$—	$—	$—	$26	$24	$25
Interest cost on benefit obligation	43	51	50	21	27	28
Expected return on plan assets	(56)	(49)	(54)	(29)	(28)	(33)
Amortization of actuarial net loss	2	—	—	9	7	9
Settlement/curtailment loss (gain)	1	—	—	5	—	1
Special termination benefits	—	—	—	—	—	1

Net periodic benefit cost (income)	$(10)	$2	$(4)	$32	$30	$31
The net periodic postretirement benefit cost was not material in 2017, 2016 and 2015.
Expected benefit payments are estimated using the same assumptions used in determining the company’s benefit obligation at December 31, 2017. Benefit payments will depend on future employment and compensation levels, average years employed and average life spans, among other factors, and changes in any of these factors could significantly affect these estimated future benefit payments. Estimated future benefit payments during the next five years and in the aggregate for the five fiscal years thereafter, are as follows:

(In millions)	Domestic Pension Benefits	Non-U.S. Pension Benefits	Post- retirement Benefits

Expected Benefit Payments
2018	$87	$46	$3
2019	84	37	3
2020	83	39	3
2021	85	41	3
2022	82	43	3
2023-2027	394	250	16

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A change in the assumed healthcare cost trend rate by one percentage point effective January 2017 would not have caused a material change in the accumulated postretirement benefit obligation as of December 31, 2017 and the 2017 aggregate of service and interest costs.
Domestic Pension Plan Assets
The company’s overall objective is to manage the assets in a liability framework where investments are selected that are expected to have similar changes in fair value as the related liabilities will have upon changes in interest rates. The company invests in a portfolio of both return-seeking and liability-hedging assets, primarily through the use of institutional collective funds, to achieve long-term growth and to insulate the funded position from interest rate volatility. The strategic asset allocation uses a combination of risk controlled and index strategies in fixed income and global equities. The company also has a small portfolio (comprising less than 1% of invested assets) of private equity investments. The target allocations for the remaining investments are approximately 10% to funds investing in U.S. equities, approximately 10% to funds investing in international equities and approximately 80% to funds investing in fixed income securities. The portfolio maintains enough liquidity at all times to meet the near-term benefit payments.
Non-U.S. Pension Plan Assets
The company maintains specific plan assets for many of the individual pension plans outside the U.S. The investment strategy of each plan has been uniquely established based on the country specific standards and characteristics of the plans. Several of the plans have contracts with insurance companies whereby the market risks of the benefit obligations are borne by the insurance companies. When assets are held directly in investments, generally the objective is to invest in a portfolio of diversified assets with a variety of fund managers. The investments may include hedge funds, multi-asset funds, alternative investments and derivative funds with the target asset allocations ranging from approximately 0% - 25% for equities, 0% - 100% for fixed income, 0% - 20% for hedge funds, 0% - 45% for multi-asset funds, 0% to 15% for alternative investments and 0% - 22% for funds holding derivatives. The derivatives held by the funds are primarily interest rate swaps intended to match the movements in the plan liabilities as well as equity futures in a synthetic equity fund which provide targeted exposure to equity markets without the fund holding individual equity positions. Each plan maintains enough liquidity at all times to meet the near-term benefit payments.
The fair values of the company’s plan assets at December 31, 2017 and 2016, by asset category are as follows:

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Not Subject to Leveling (1)
(In millions)	2017	(Level 1)	(Level 2)	(Level 3)

Domestic Pension Plan Assets
U.S. equity funds	$163	$—	$—	$—	$163
International equity funds	180	—	—	—	180
Fixed income funds	761	—	—	—	761
Private equity funds	2	—	—	—	2
Money market funds	75	—	—	—	75

Total Domestic Pension Plans	$1,181	$—	$—	$—	$1,181

Non-U.S. Pension Plan Assets
Equity funds	$75	$—	$—	$—	$75
Fixed income funds	312	—	—	—	312
Hedge funds	77	—	—	—	77
Multi-asset funds	79	—	—	—	79
Derivative funds	194	—	—	—	194
Alternative investments	17	—	—	—	17
Insurance contracts	202	—	202	—	—
Cash / money market funds	55	40	—	—	15

Total Non-U.S. Pension Plans	$1,011	$40	$202	$—	$769
(1) Investments measured at the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Not Subject to Leveling (1)
(In millions)	2016	(Level 1)	(Level 2)	(Level 3)

Domestic Pension Plan Assets
U.S. equity funds	$259	$—	$—	$—	$259
International equity funds	229	—	—	—	229
Fixed income funds	437	—	—	—	437
Private equity funds	2	—	—	—	2
Money market funds	17	—	—	—	17

Total Domestic Pension Plans	$944	$—	$—	$—	$944

Non-U.S. Pension Plan Assets
Equity funds	$123	$56	$—	$—	$67
Fixed income funds	294	20	—	—	274
Hedge funds	80	—	—	—	80
Multi-asset funds	12	—	—	—	12
Derivative funds	158	—	—	—	158
Insurance contracts	177	—	177	—	—
Cash / money market funds	9	5	—	—	4

Total Non-U.S. Pension Plans	$853	$81	$177	$—	$595
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

Note 7.	Income Taxes
The components of income from continuing operations before provision for income taxes are as follows:

(In millions)	2017	2016	2015

U.S.	$655	$493	$851
Non-U.S.	1,774	1,531	1,085

Income from Continuing Operations	$2,429	$2,024	$1,936

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the provision for income taxes of continuing operations are as follows:

(In millions)	2017	2016	2015

Current Income Tax Provision
Federal	$1,259	$280	$184
Non-U.S.	576	349	363
State	62	9	9

	1,897	638	556

Deferred Income Tax Provision (Benefit)
Federal	$(1,437)	$(510)	$(297)
Non-U.S.	(271)	(104)	(288)
State	12	(25)	(15)

	(1,696)	(639)	(600)

Provision for (benefit from) income taxes	$201	$(1)	$(44)
The company generally receives a tax deduction upon the exercise of non-qualified stock options by employees, or the vesting of restricted stock units held by employees, for the difference between the exercise price and the market price of the underlying common stock on the date of exercise. Prior to 2017, the amount of the tax deduction in excess of compensation cost recognized was allocated to capital in excess of par value. Beginning in 2017, these excess tax benefits reduce the tax provision as described in Note 1. In 2017, the company's tax provision was reduced by $65 million of such benefits. In 2016 and 2015, $53 million and $63 million, respectively, of such benefits were allocated to capital in excess of par value.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was enacted. The Tax Act includes significant changes to existing U.S. tax laws that affect the company, including a reduction of the U.S. corporate income tax rate from 35% to 21% beginning in 2018 and creation of a territorial tax system with a one-time transition tax on deemed repatriated earnings and profits of foreign subsidiaries (transition tax). The company recognized a net charge for certain aspects of the Tax Act in its 2017 financial statements for which the accounting is provisional, but reasonable estimates could be determined.
The company recognized a $1.25 billion income tax charge for the year ended December 31, 2017, related to the transition tax. The company also remeasured its net U.S. deferred tax balances affected by the Tax Act’s reduction in the U.S. corporate income tax rate, which resulted in a $1.06 billion income tax benefit for the year ended December 31, 2017. Although the net $204 million charge represents what the company believes is a reasonable estimate of the impact of the Tax Act, the components of the net charge are provisional and may change. For example, these estimates may be impacted by the need for further analysis and future clarification and guidance regarding available tax accounting methods and elections, earnings and profits computations and state tax conformity to federal tax changes.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The provision for income taxes in the accompanying statement of income differs from the provision calculated by applying the statutory federal income tax rate of 35% to income from continuing operations before provision for income taxes due to the following:

(In millions)	2017	2016	2015

Provision for Income Taxes at Statutory Rate	$850	$708	$678

Increases (Decreases) Resulting From:
Foreign rate differential	(380)	(322)	(275)
Foreign exchange loss on inter-company debt refinancing	(237)	—	—
Income tax credits	(273)	(318)	(316)
Manufacturing deduction	(42)	(38)	(38)
Withholding taxes	55	—	—
Singapore tax holiday	(25)	(23)	(21)
Impact of change in tax laws and apportionment on deferred taxes	(1,121)	2	(38)
Transition tax	1,250	—	—
Provision of tax reserves, net	99	12	18
Excess tax benefits from stock options and restricted stock units	(65)	—	—
Tax return reassessments and settlements	8	(41)	(54)
Other, net	82	19	2

Provision for (benefit from) income taxes	$201	$(1)	$(44)
The company has operations and a taxable presence in approximately 50 countries outside the U.S. The company's effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate.
The foreign tax credits discussed below are the result of foreign earnings and profits remitted or deemed remitted to the U.S. during the reporting year and the U.S. treatment of taxes paid in the foreign jurisdictions in the years those profits were originally earned.
In 2017, the company continued to implement tax planning initiatives related to non U.S. subsidiaries. These non-U.S. subsidiaries incurred foreign tax obligations, and made cash and deemed distributions to the company’s U.S. operations which resulted in no net tax cost. As a result of these distributions, the company benefitted from U.S. foreign tax credits of $86 million, offset in part by additional U.S. income taxes of $53 million on the related foreign income (which reduced the benefit from the foreign rate differential in 2017). The company also implemented foreign tax credit planning in Sweden which resulted in $20 million of foreign tax credits, with no related incremental U.S. income tax expense.
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
In 2017 the company refinanced certain long term inter-company debt which resulted in an income tax benefit of $237 million related to a foreign exchange loss recognized for income tax purposes.
The company has significant activities in Singapore and has received considerable tax incentives. The local taxing authority granted the company pioneer company status which provides an incentive encouraging companies to undertake

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

activities that have the effect of promoting economic or technological development in Singapore. This incentive equates to a tax exemption on earnings associated with most of the company’s manufacturing activities in Singapore and continues through December 31, 2026. In 2017, 2016 and 2015, the impact of this tax holiday decreased the annual effective tax rates by 1.0 percentage points, 1.1 percentage points and 1.1 percentage points, respectively, and increased diluted earnings per share by approximately $0.06, $0.06 and $0.05, respectively. In connection with the March 2017 extension of this agreement until 2026, the company recorded a benefit in Q1 2017 of approximately $65 million ($0.16 per diluted share) for the effect on deferred tax balances of the extended tax holiday.
Net deferred tax asset (liability) in the accompanying balance sheet consists of the following:

(In millions)	2017	2016

Deferred Tax Asset (Liability)
Depreciation and amortization	$(3,957)	$(4,219)
Net operating loss and credit carryforwards	1,150	1,453
Reserves and accruals	139	192
Accrued compensation	265	372
Foreign undistributed earnings	—	(156)
Inventory basis difference	81	110
Other capitalized costs	61	84
Unrealized losses on hedging instruments	125	36
Other, net	126	66

Deferred tax assets (liabilities), net before valuation allowance	(2,010)	(2,062)
Less: Valuation allowance	256	113

Deferred tax assets (liabilities), net	$(2,266)	$(2,175)
The company estimates the degree to which tax assets and loss and credit carryforwards will result in a benefit based on expected profitability by tax jurisdiction and provides a valuation allowance for tax assets and loss and credit carryforwards that it believes will more likely than not expire unutilized. At December 31, 2017, all of the company’s valuation allowance relates to deferred tax assets, primarily net operating losses, for which any subsequently recognized tax benefits will reduce income tax expense.
The changes in the valuation allowance are as follows:

	Year Ended December 31,
(In millions)	2017	2016	2015

Beginning Balance	$113	$109	$116
Additions charged to income tax provision	28	—	—
Additions due to acquisitions	108	25	—
Currency translation and other	7	(21)	(7)

Ending Balance	$256	$113	$109
At December 31, 2017, the company had federal, state and non-U.S. net operating loss carryforwards of $195 million, $1.86 billion and $4.09 billion, respectively. Use of the carryforwards is limited based on the future income of certain subsidiaries. The federal and state net operating loss carryforwards expire in the years 2018 through 2037. Of the non-U.S. net operating loss carryforwards, $1.43 billion expire in the years 2018 through 2037, and the remainder do not expire.
The company operates in various jurisdictions around the world. A provision has not been made for certain U.S. state income taxes or additional non-U.S. taxes on $13.21 billion of undistributed earnings of international subsidiaries that could be subject to taxation if remitted to the U.S. because such amounts are intended to be reinvested outside the United States indefinitely. It is not practicable to estimate the unrecognized tax liability due to i) the extent of uncertainty as to which remittance structure would be used (among several possibilities) should a decision be made to repatriate; and ii) the implications of indirect taxes, including withholding taxes that could potentially be required depending on the repatriation structure.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unrecognized Tax Benefits
As of December 31, 2017, the company had $1.41 billion of unrecognized tax benefits which, if recognized, would reduce the effective tax rate.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(In millions)	2017	2016	2015

Balance at beginning of year	$802	$350	$214
Additions due to acquisitions	31	54	—
Additions for tax positions of current year	565	342	14
Additions for tax positions of prior years	51	94	121
Closure of tax years	—	(28)	(5)
Settlements	(40)	(10)	6

Balance at end of year	$1,409	$802	$350
During 2017, the company’s unrecognized tax benefits provisionally increased $511 million as a result of uncertain tax positions relating to the scope of the Tax Act’s one-time transition tax, $54 million relating to foreign tax positions, $43 million as a result of a foreign exchange loss recognized on the refinancing of certain long term inter-company debt and $31 million due to an acquisition. All of the total $1.41 billion liability is classified as a long-term liability. The company does not expect its unrecognized tax benefits to change significantly over the next twelve months.
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
The company classified interest and penalties related to unrecognized tax benefits as income tax expense. The total amount of interest and penalties related to uncertain tax positions and recognized in the balance sheet as of December 31, 2017 and 2016 was $31 million and $24 million, respectively.
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8.	Earnings per Share

(In millions except per share amounts)	2017	2016	2015

Income from Continuing Operations	$2,228	$2,025	$1,980
Loss from Discontinued Operations	(3)	(3)	(5)

Net Income	$2,225	$2,022	$1,975

Basic Weighted Average Shares	395	395	399
Plus Effect of:
Stock options and restricted units	3	2	3

Diluted Weighted Average Shares	398	397	402

Basic Earnings per Share:
Continuing operations	$5.65	$5.13	$4.97
Discontinued operations	(0.01)	(0.01)	(0.01)

Basic Earnings per Share	$5.64	$5.12	$4.96

Diluted Earnings per Share:
Continuing operations	$5.60	$5.10	$4.93
Discontinued operations	(0.01)	(0.01)	(0.01)

Diluted Earnings per Share	$5.59	$5.09	$4.92

Antidilutive Stock Options Excluded from Diluted Weighted Average Shares	2	2	3

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9.	Debt and Other Financing Arrangements

	Effective Interest Rate at December 31,	December 31,	December 31,
(Dollars in millions)	2017	2017	2016

Commercial Paper	(0.26)%	$960	$953
Term Loan		—	825
1.85% 5-Year Senior Notes, Due 1/15/2018		—	500
Floating Rate 2-Year Senior Notes, Due 8/9/2018 (euro-denominated)	0.37%	721	631
2.15% 3-Year Senior Notes, Due 12/14/2018	2.35%	450	450
2.40% 5-Year Senior Notes, Due 2/1/2019	2.59%	900	900
Floating Rate 2-Year Senior Notes, Due 7/24/2019 (euro-denominated)	0.10%	600	—
6.00% 10-Year Senior Notes, Due 3/1/2020	2.97%	750	750
4.70% 10-Year Senior Notes, Due 5/1/2020	4.23%	300	300
1.50% 5-Year Senior Notes, Due 12/1/2020 (euro-denominated)	1.62%	510	447
5.00% 10-Year Senior Notes, Due 1/15/2021	3.24%	400	400
4.50% 10-Year Senior Notes, Due 3/1/2021	5.37%	1,000	1,000
3.60% 10-Year Senior Notes, Due 8/15/2021	5.19%	1,100	1,100
3.30% 7-Year Senior Notes, Due 2/15/2022	3.43%	800	800
2.15% 7-Year Senior Notes, Due 7/21/2022 (euro-denominated)	2.28%	600	526
3.15% 10-Year Senior Notes, Due 1/15/2023	3.31%	800	800
3.00% 7-Year Senior Notes, Due 4/15/2023	5.42%	1,000	1,000
4.15% 10-Year Senior Notes, Due 2/1/2024	4.16%	1,000	1,000
0.75% 8-Year Senior Notes, Due 9/12/2024 (euro-denominated)	0.95%	1,201	1,052
2.00% 10-Year Senior Notes, Due 4/15/2025 (euro-denominated)	2.10%	768	673
3.65% 10-Year Senior Notes, Due 12/15/2025	3.77%	350	350
1.40% 8.5-Year Senior Notes, Due 1/23/2026 (euro-denominated)	1.53%	840	—
2.95% 10-Year Senior Notes, Due 9/19/2026	3.19%	1,200	1,200
1.45% 10-Year Senior Notes, Due 3/16/2027 (euro-denominated)	1.66%	600	—
3.20% 10-Year Senior Notes, Due 8/15/2027	3.39%	750	—
1.375% 12-Year Senior Notes, Due 9/12/2028 (euro-denominated)	1.46%	721	631
1.95% 12-Year Senior Notes, Due 7/24/2029 (euro-denominated)	2.08%	840	—
2.875% 20-Year Senior Notes, Due 7/24/2037 (euro-denominated)	2.94%	840	—
5.30% 30-Year Senior Notes, Due 2/1/2044	5.37%	400	400
4.10% 30-Year Senior Notes, Due 8/15/2047	4.23%	750	—
Other		24	13

Total Borrowings at Par Value		21,175	16,701
Fair Value Hedge Accounting Adjustments		(70)	(50)
Unamortized (Discount) Premium, Net		(2)	52
Unamortized Debt Issuance Costs		(95)	(76)

Total Borrowings at Carrying Value		21,008	16,627
Less: Short-term Obligations and Current Maturities		2,135	1,255

Long-term Obligations		$18,873	$15,372
The effective interest rates for the fixed-rate debt include the stated interest on the notes, the accretion of any discount or amortization of any premium, the amortization of any debt issuance costs and, if applicable, adjustments related to hedging.
See Note 12 for fair value information pertaining to the company’s long-term obligations.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2017, the annual repayment requirements for debt obligations are as follows:

(In millions)

2018	$2,135
2019	1,505
2020	1,564
2021	2,503
2022	1,403
2023 and Thereafter	12,065

$21,175
As of December 31, 2017 and 2016, short-term obligations and current maturities of long-term obligations in the accompanying balance sheet included $960 million and $953 million, respectively, of commercial paper, short-term bank borrowings and borrowings under lines of credit of certain of the company’s subsidiaries. The weighted average interest rate for short-term borrowings was (0.26)% and 0.15% at December 31, 2017 and 2016, respectively. In addition to available borrowings under the company’s revolving credit agreements, discussed below, the company had unused lines of credit of $73 million as of December 31, 2017. These unused lines of credit generally provide for short-term unsecured borrowings at various interest rates.
Credit Facilities
The company has a revolving credit facility with a bank group that provides for up to $2.50 billion of unsecured multi-currency revolving credit. The facility expires in July 2021. The agreement calls for interest at either a LIBOR-based rate, a EURIBOR-based rate (for funds drawn in Euro) or a rate based on the prime lending rate of the agent bank, at the company’s option. The agreement contains affirmative, negative and financial covenants, and events of default customary for financings of this type. The covenants in our revolving credit facility (the Facility) include a Consolidated Leverage Ratio (total debt-to-Consolidated EBITDA) and a Consolidated Interest Coverage ratio (Consolidated EBITDA to Consolidated Interest Expense), as such terms are defined in the Facility. Specifically, the company has agreed that, so long as any lender has any commitment under the Facility, any letter of credit is outstanding under the Facility, or any loan or other obligation is outstanding under the Facility, it will maintain a maximum Consolidated Leverage Ratio of 4.0:1.0 for the first and second quarters of 2018 and then stepping down to 3.5:1.0 for the third quarter of 2018 and thereafter. The company has also agreed that so long as any lender has any commitment under the Facility or any letter of credit is outstanding under the Facility, or any loan or other obligation is outstanding under the Facility, it will maintain a minimum Consolidated Interest Coverage Ratio of 3.0:1.0 as of the last day of any fiscal quarter. As of December 31, 2017, no borrowings were outstanding under the Facility, although available capacity was reduced by approximately $77 million as a result of outstanding letters of credit.
Commercial Paper Programs
The company has commercial paper programs pursuant to which it may issue and sell unsecured, short-term promissory notes (CP Notes). Under the U.S. program, a) maturities may not exceed 397 days from the date of issue and b) the CP Notes are issued on a private placement basis under customary terms in the commercial paper market and are not redeemable prior to maturity nor subject to voluntary prepayment. Under the euro program, maturities may not exceed 183 days and may be denominated in euro, U.S. dollars, Japanese yen, British pounds sterling, Swiss franc, Canadian dollars or other currencies. Under both programs, the CP Notes are issued at a discount from par (or premium to par, in the case of negative interest rates), or, alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. As of December 31, 2017, outstanding borrowings under these programs were $960 million, with a weighted average remaining period to maturity of 49 days and are classified as short-term obligations in the accompanying balance sheet.
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The company has entered into LIBOR-based interest rate swap arrangements with various banks on several of its outstanding senior notes. The aggregate amounts of the swaps are equal to the principal amounts of the notes and the payment dates of the swaps coincide with the interest payment dates of the notes. The swap contracts provide for the company to pay a variable interest rate and receive a fixed rate. The variable interest rates reset monthly. The swaps have been accounted for as fair value hedges of the notes. See Note 12 for additional information. The following table summarizes the outstanding interest rate swap arrangements on the company's senior notes at December 31, 2017:

	Aggregate Notional Amount		Pay Rate as of
(Dollars in millions)		Pay Rate	December 31, 2017	Receive Rate

4.50% Senior Notes due 2021	1,000	1-month LIBOR + 3.4420%	4.8027%	4.50%
3.60% Senior Notes due 2021	1,100	1-month LIBOR + 2.5150%	3.9920%	3.60%
3.00% Senior Notes due 2023	1,000	1-month LIBOR + 1.7640%	3.2410%	3.00%

Note 10.	Commitments and Contingencies
Operating Leases
The company leases certain logistics, office, and manufacturing facilities. Income from continuing operations includes expense from operating leases of $198 million, $182 million and $181 million in 2017, 2016 and 2015, respectively. The following is a summary of annual future minimum lease and rental commitments under noncancelable operating leases as of December 31, 2017:

(In millions)

2018	$188
2019	154
2020	123
2021	92
2022	80
2023 and Thereafter	169

$806
Purchase Obligations
The company has entered into unconditional purchase obligations, in the ordinary course of business, that include agreements to purchase goods, services or fixed assets and to pay royalties that are enforceable and legally binding and that specify all significant terms including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable at any

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

time without penalty. The aggregate amount of the company’s unconditional purchase obligations totaled $733 million at December 31, 2017 and the majority of these obligations are expected to be settled during 2018.
Letters of Credit, Guarantees and Other Commitments
Outstanding letters of credit and bank guarantees totaled $183 million at December 31, 2017. Substantially all of these letters of credit and guarantees expire before 2024.
Outstanding surety bonds and other guarantees totaled $35 million at December 31, 2017. The expiration of these bonds and guarantees ranges through 2020.
The letters of credit, bank guarantees and surety bonds principally secure performance obligations, and allow the holder to draw funds up to the face amount of the letter of credit, bank guarantee or surety bond if the applicable business unit does not perform as contractually required.
The company is a guarantor of pension plan obligations of a divested business. The purchaser of the divested business has agreed to pay for the pension benefits, however the company was required to guarantee payment of these pension benefits should the purchaser fail to do so. The amount of the guarantee at December 31, 2017 was $43 million.
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
In 2016, the company entered into an off-balance sheet build-to-suit financing arrangement with a financial institution to fund construction of an operating facility in the U.S. Upon completion of construction in 2018, a five-year lease will commence with options to purchase the facility or renew the lease for up to three 5-year terms. The company has agreed with the lessor to comply with certain financial covenants consistent with its other debt arrangements (Note 9), and has guaranteed the facility's residual value at the end of the lease. The company has also guaranteed the residual value of two other leased operating facilities with initial lease terms ending in 2019 and 2020. The aggregate maximum guarantee under these three lease arrangements is $155 million.
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
Environmental Matters
The company is currently involved in various stages of investigation and remediation related to environmental matters. The company cannot predict all potential costs related to environmental remediation matters and the possible impact on future operations given the uncertainties regarding the extent of the required cleanup, the complexity and interpretation of applicable laws and regulations, the varying costs of alternative cleanup methods and the extent of the company’s responsibility. Expenses for environmental remediation matters related to the costs of installing, operating and maintaining groundwater-treatment systems and other remedial activities related to historical environmental contamination at the company’s domestic and international facilities were not material in any period presented. The company records accruals for environmental remediation

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

liabilities, based on current interpretations of environmental laws and regulations, when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. The company calculates estimates based upon several factors, including reports prepared by environmental specialists and management’s knowledge of and experience with these environmental matters. The company includes in these estimates potential costs for investigation, remediation and operation and maintenance of cleanup sites. At December 31, 2017, the company’s total environmental liability was approximately $52 million. While management believes the accruals for environmental remediation are adequate based on current estimates of remediation costs, the company may be subject to additional remedial or compliance costs due to future events such as changes in existing laws and regulations, changes in agency direction or enforcement policies, developments in remediation technologies or changes in the conduct of the company’s operations, which could have a material adverse effect on the company’s financial position, results of operations or cash flows.
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
Product Liability, Workers Compensation and Other Personal Injury Matters
The range of probable loss for product liability, workers compensation and other personal injury matters of the company’s continuing operations at December 31, 2017, was approximately $237 million to $388 million on an undiscounted basis. The portion of these liabilities assumed in the 2006 merger with Fisher was recorded at its fair (present) value at the date of merger. The company’s accrual for all such matters in total, including the discounted liabilities, was $220 million at December 31, 2017 (or $242 million undiscounted). The accrual includes estimated defense costs and is gross of estimated amounts due from insurers of $93 million at December 31, 2017 (or $107 million undiscounted) that are included in other assets in the accompanying balance sheet. The portion of these insurance assets assumed in the merger with Fisher was also recorded at its fair value at the date of merger. In addition to the above accrual, as of December 31, 2017, the company had a product liability accrual of $10 million (undiscounted) relating to divested businesses.
The assets and liabilities assumed at the Fisher merger date were ascribed a fair value based on the present value of expected future cash flows, using a discount rate equivalent to the risk free rate of interest for monetary assets with comparable maturities (weighted average discount rate of 4.67%). The discount on the liabilities of approximately $22 million and the discount on the assets of approximately $14 million (net discount $8 million) are being accreted to interest expense over the expected settlement period.
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
Intellectual Property Matters
On June 6, 2004, Enzo Biochem, Enzo Life Sciences and Yale University filed a complaint against Life Technologies in United States District Court for the District of Connecticut. The plaintiffs allege patent infringement by Applera’s labeled DNA

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

terminator products used in DNA sequencing and fragment analysis. The plaintiff sought damages for alleged willful infringement, attorneys’ fees, costs, prejudgment interest, and injunctive relief. In November 2012, the jury awarded damages of $49 million. Prejudgment interest of $12 million was also granted. The $61 million judgment and interest was accrued by Life Technologies and the liability was assumed by the company as of the date of the acquisition. In March 2015 the United States Court of Appeals for the Federal Circuit vacated the judgment and returned the case to the District Court for further proceedings. In February 2016, the District Court granted the company’s motion for summary judgment of non-infringement and entered judgment in its favor. Enzo appealed that decision to the Federal Circuit in March 2016. In August 2017, the Federal Circuit affirmed the District Court’s judgment that the company’s products at issue in the litigation do not infringe Enzo’s patent. Enzo's right to appeal lapsed in the fourth quarter of 2017 and the company reversed the accrual as a reduction of restructuring and other costs in the accompanying income statement.
On May 26, 2010, Promega Corp. & Max-Planck-Gesellschaft Zur Forderung Der Wissenschaften EV filed a complaint against Life Technologies in the United States District Court for the Western District of Wisconsin. The plaintiffs allege patent infringement by sales and uses of Applied Biosystems’ short tandem repeat DNA identification products outside the scope of a 2006 license agreement. The plaintiff sought damages for alleged willful infringement, attorneys’ fees, costs, prejudgment interest, and injunctive relief. Although a jury initially found willful infringement and assessed damages at $52 million the District Court subsequently overturned the verdict on the grounds that the plaintiff had failed to prove infringement. The District Court entered judgment in favor of Life Technologies; and plaintiffs and Life Technologies filed cross-appeals with the United States Court of Appeals for the Federal Circuit. The $52 million award was accrued by Life Technologies and the liability was assumed by the company as of the date of the acquisition. On December 15, 2014, the Court of Appeals issued a decision invalidating four of the plaintiffs’ patents, but finding infringement by Life Technologies of the remaining fifth patent. The Court of Appeals also ordered a new trial on damages in the District Court. Life Technologies' petition to the U.S. Supreme Court seeking review of the Court of Appeals’ judgment was granted on June 27, 2016, and the case was stayed in the District Court pending the outcome of the Supreme Court’s review. On February 22, 2017, the Supreme Court issued a decision reversing the Court of Appeals’ judgment and remanding the case to the Court of Appeals for further proceedings in view of the Supreme Court’s legal interpretation of the patent law statute in question. On November 13, 2017 the Court of Appeals issued a decision holding that Promega is not entitled to recover any damages and affirming the District Court’s grant of judgment in favor of Life Technologies and denial of Promega’s motion for a new trial. The Court of Appeals denied Promega’s petition for rehearing on February 14, 2018, and Promega has 90 days therefrom to file a petition with the U.S. Supreme Court seeking review of the Court of Appeals' decision. The company has maintained the $52 million accrual, pending conclusion of this matter.
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
Commercial Matters
On May 5, 2015, and February 12, 2016, the Academy of Allergy & Asthma in Primary Care and United Biologics, LLC d/b/a United Allergy Services, a provider of on-site services to physicians in the delivery of testing and treatment of allergies, filed a complaint against Phadia U.S. Inc. (a subsidiary of the company) and Thermo Fisher Scientific Inc., respectively, in the United States District Court for the Western District of Texas. The plaintiffs alleged various claims of anticompetitive activities in violation of antitrust laws, tortious interference with contracts and existing and prospective business relations, and civil conspiracy. The litigation was settled in December 2017 for a payment of an immaterial amount by the company.

Note 11.	Comprehensive Income and Shareholders' Equity
Comprehensive Income (Loss)
Comprehensive income (loss) combines net income and other comprehensive items. Other comprehensive items represent certain amounts that are reported as components of shareholders’ equity in the accompanying balance sheet.
In the fourth quarter of 2017, the company recorded an out of period adjustment to correct an error in the accounting for income taxes associated with the partial hedge of its net investment in a foreign operation in 2014 through the third quarter of 2017.  The adjustment affected deferred income taxes and other comprehensive income and, in the aggregate, increased comprehensive income by $101 million for the year ended December 31, 2017.  The adjustment does not have any impact on

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the company’s statements of income or cash flows.  The company determined that the adjustment was not material to the consolidated financial statements for any previously reported annual or interim periods.
Changes in each component of accumulated other comprehensive items, net of tax are as follows:

(In millions)	Currency Translation Adjustment	Unrealized Gains (Losses) on Available-for- Sale Investments	Unrealized Losses on Hedging Instruments	Pension and Other Postretirement Benefit Liability Adjustment	Total

Balance at December 31, 2016	(2,343)	1	(57)	(237)	(2,636)
Other comprehensive income (loss) before reclassifications	588	(1)	—	23	610
Amounts reclassified from accumulated other comprehensive items	—	(1)	7	17	23

Net other comprehensive items	588	(2)	7	40	633

Balance at December 31, 2017	(1,755)	(1)	(50)	(197)	(2,003)
Shareholders’ Equity
At December 31, 2017, the company had reserved 30 million unissued shares of its common stock for possible issuance under stock-based compensation plans.

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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present information about the company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and December 31, 2016:

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2017	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents	$22	$22	$—	$—
Bank time deposits	2	2	—	—
Investments in mutual funds and other similar instruments	13	13	—	—
Warrants	2	—	2	—
Insurance contracts	116	—	116	—
Derivative contracts	10	—	10	—

Total Assets	$165	$37	$128	$—

Liabilities
Derivative contracts	$139	$—	$139	$—
Contingent consideration	35	—	—	35

Total Liabilities	$174	$—	$139	$35

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2016	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents	$65	$65	$—	$—
Bank time deposits	2	2	—	—
Investments in mutual funds and other similar instruments	15	15	—	—
Warrants	2	—	2	—
Insurance contracts	102	—	102	—
Derivative contracts	16	—	16	—

Total Assets	$202	$82	$120	$—

Liabilities
Derivative contracts	$122	$—	$122	$—
Contingent consideration	3	—	—	3

Total Liabilities	$125	$—	$122	$3
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
The notional amounts of derivative contracts outstanding, consisting of interest rate swaps and currency exchange contracts, totaled $6.02 billion and $6.70 billion at December 31, 2017 and December 31, 2016, respectively.

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

	Fair Value – Assets		Fair Value – Liabilities
	December 31,	December 31,	December 31,	December 31,
(In millions)	2017	2016	2017	2016

Derivatives Designated as Hedging Instruments
Interest rate swaps (a)	$—	$—	$124	$110
Derivatives Not Designated as Hedging Instruments
Currency exchange contracts (b)	10	16	15	12

(a)	The fair value of the interest rate swaps is included in the consolidated balance sheet under the caption other long-term liabilities.

(b)	The fair value of the currency exchange contracts is included in the consolidated balance sheet under the captions other current assets or other accrued expenses.

	Gain (Loss) Recognized
(In millions)	2017	2016

Derivatives Designated as Fair Value Hedges
Interest rate swaps - effective portion	$—	$21
Interest rate swaps - ineffective portion	(5)	(1)
Derivatives Not Designated as Hedging Instruments
Currency exchange contracts
Included in cost of revenues	$(1)	$(15)
Included in other expense, net	92	(99)
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
The company also uses foreign currency-denominated debt to partially hedge its net investments in foreign operations against adverse movements in exchange rates. The company’s euro-denominated senior notes have been designated as, and are effective as, economic hedges of part of the net investment in a foreign operation. Accordingly, foreign currency transaction gains or losses due to spot rate fluctuations on the euro-denominated debt instruments are included in currency translation adjustment within other comprehensive income and shareholders’ equity. In 2017 and 2016, pre-tax net (losses) gains of $(664) million and $172 million, respectively, from the euro-denominated notes were included in currency translation adjustment.
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Other Financial Instruments
The carrying value and fair value of the company’s notes receivable and debt obligations are as follows:

	December 31, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
(In millions)	Value	Value	Value	Value

Notes Receivable	$89	$93	$56	$59

Debt Obligations:
Senior notes	$20,024	$20,639	$14,838	$15,184
Term loan	—	—	823	825
Commercial paper	960	960	953	953
Other	24	24	13	13

	$21,008	$21,623	$16,627	$16,975
The fair value of debt obligations was determined based on quoted market prices and on borrowing rates available to the company at the respective period ends which represent level 2 measurements.

Note 13.	Supplemental Cash Flow Information

(In millions)	2017	2016	2015

Cash Paid For:
Interest	$533	$458	$438

Income Taxes	$479	$663	$477

Non-cash Activities
Declared but unpaid dividends	$61	$60	$61

Issuance of stock upon vesting of restricted stock units	$125	$127	$131

Fair value of investments contributed to defined benefit plans	$—	$16	$—
Cash, cash equivalents and restricted cash is included in the consolidated balance sheet as follows:

	December 31,	December 31,
(In millions)	2017	2016

Cash and Cash Equivalents	$1,335	$786
Restricted Cash Included in Other Current Assets	24	18
Restricted Cash Included in Other Assets	2	7

Cash, Cash Equivalents and Restricted Cash	$1,361	$811
Amounts included in restricted cash represent funds held as collateral for bank guarantees and incoming cash in China awaiting government administrative clearance.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14.	Restructuring and Other Costs, Net
Restructuring and other costs in 2017 included continuing charges for headcount reductions and facility consolidations in an effort to streamline operations, including the closure and consolidation of operations within several facilities in the U.S., Europe and Asia; costs to achieve synergies related to acquisitions, including severance and abandoned facility costs; third-party acquisition transaction and integration costs primarily associated with the acquisitions of FEI and Patheon; sales of inventories revalued at the date of acquisition; charges to conform the accounting policies of Patheon to the company's accounting policies; charges for changes in estimates of acquisition contingent consideration; hurricane response/impairment costs; net charges for the settlement/curtailment of retirement plans; and net credits for litigation matters. In 2017, severance actions associated with facility consolidations and cost reduction measures affected less than 2% of the company’s workforce.
Restructuring and other costs in 2016 included continuing charges for headcount reductions and facility consolidations in an effort to streamline operations, including the closure and consolidation of operations within several facilities in the U.S., Europe and Asia; third-party acquisition transaction and integration costs primarily associated with the acquisitions of FEI and Affymetrix; sales of inventories revalued at the date of acquisition; costs to conform the accounting policies of FEI and Affymetrix to the company's accounting policies; costs to achieve synergies related to acquisitions, including severance and abandoned facility costs; and net charges for environmental and litigation-related matters. These charges were partially offset by gains on sales of assets. In 2016, severance actions associated with facility consolidations and cost reduction measures affected less than 3% of the company’s workforce.
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
As of February 28, 2018, the company has identified restructuring actions that will result in additional charges of approximately $105 million, primarily in 2018 which will be recorded when specified criteria are met, such as communication of benefit arrangements and abandonment of leased facilities.
2017
During 2017, the company recorded net restructuring and other costs by segment as follows:

(In millions)	Cost of Revenues	Selling, General and Administrative Expenses	Restructuring and Other Costs, Net	Total

Life Sciences Solutions	$1	$29	$(16)	$14
Analytical Instruments	31	(2)	30	59
Specialty Diagnostics	1	(2)	39	38
Laboratory Products and Services	90	61	41	192
Corporate	—	(8)	3	(5)

	$123	$78	$97	$298
The principal components of net restructuring and other costs by segment are as follows:
Life Sciences Solutions
In 2017, the Life Sciences Solutions segment recorded $14 million of net restructuring and other charges. The segment recorded $29 million of charges to selling, general and administrative expenses, principally for changes in estimates of acquisition contingent consideration. The segment also recorded $16 million of restructuring and other income, net, including $64 million of net credits principally for pre-acquisition litigation-related matters, and, to a lesser extent, net gains on the settlement of retirement plans. These credits were largely offset by $48 million of cash restructuring costs, including $23 million of severance and related costs primarily to achieve acquisition synergies, and $25 million of abandoned facilities costs primarily for the consolidation of facilities in the U.S.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Analytical Instruments
In 2017, the Analytical Instruments segment recorded $59 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $31 million for the sales of inventory revalued at the date of acquisition, as well as $30 million of restructuring and other costs, primarily for severance and other costs to achieve acquisition synergies, as well as charges for the settlement of retirement plans.
Specialty Diagnostics
In 2017, the Specialty Diagnostics segment recorded $38 million of net restructuring and other charges, principally charges for litigation-related matters, and, to a lesser extent, cash costs for employee severance and other costs associated with headcount reductions in the U.S. and Europe.
Laboratory Products and Services
In 2017, the Laboratory Products and Services segment recorded $192 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $90 million, including $33 million to conform the accounting policies of Patheon to the company's accounting policies and $55 million for sales of inventory revalued at the date of acquisition. The segment also recorded $61 million of charges to selling, general, and administrative expenses, including $55 million for third-party acquisition transaction costs, as well as $6 million to conform the accounting policies of Patheon to the company's accounting policies. The segment also recorded $41 million of restructuring and other costs, primarily for employee severance and compensation due at Patheon on the date of acquisition, and, to a lesser extent, hurricane response/impairment charges.
Corporate
In 2017, the company recorded $5 million of net restructuring and other income, principally $8 million of income from favorable results of product liability litigation, partially offset by charges for the settlement of a retirement plan and severance at its corporate operations.
2016
During 2016, the company recorded net restructuring and other costs by segment as follows:

(In millions)	Cost of Revenues	Selling, General and Administrative Expenses	Restructuring and Other Costs, Net	Total

Life Sciences Solutions	$31	$36	$88	$155
Analytical Instruments	63	46	68	177
Specialty Diagnostics	—	—	15	15
Laboratory Products and Services	8	1	17	26
Corporate	—	21	1	22

	$102	$104	$189	$395
Life Sciences Solutions
In 2016, the Life Sciences Solutions segment recorded $155 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $31 million, including $27 million for sales of inventories revalued at the date of acquisition and $4 million to conform the accounting policies of Affymetrix to the company's accounting policies. The segment recorded $36 million of charges to selling, general and administrative expenses, including $34 million of third-party transaction and integration costs primarily related to the acquisition of Affymetrix, $4 million for accelerated depreciation at facilities closing due to real estate consolidation, offset in part by credits of $2 million from changes in estimates of contingent acquisition consideration. In addition, the segment recorded $78 million of cash restructuring costs, including $60 million of severance and related costs primarily to achieve acquisition synergies, and $18 million of abandoned facilities costs principally for the consolidation of facilities in the U.S. The segment also recorded $10 million of other costs, net, primarily for charges associated with litigation-related matters at acquired businesses.
Analytical Instruments
In 2016, the Analytical Instruments segment recorded $177 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $63 million, including $21 million to conform the accounting policies of FEI to the

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

company's accounting policies and $42 million for the sales of inventory revalued at the date of acquisition. The segment recorded $46 million of charges to selling, general, and administrative expense, including $38 million of third-party transaction costs related to the acquisition of FEI, as well as $9 million of charges to conform the accounting policies of FEI to the company's accounting policies. The segment also recorded $68 million of cash restructuring costs primarily for severance obligations payable to former FEI executives and charges associated with abandoned facilities, including remediation and other closure costs of a manufacturing facility in the U.S.
Specialty Diagnostics
In 2016, the Specialty Diagnostics segment recorded $15 million of net restructuring and other charges. These costs were principally comprised of $10 million for charges associated with litigation-related matters and $6 million of cash restructuring costs for severance and other costs associated with headcount reductions and facility consolidations. The segment also recorded $1 million of other income, net, primarily gains on the sale of real estate, offset in part by charges for the settlement of retirement plans.
Laboratory Products and Services
In 2016, the Laboratory Products and Services segment recorded $26 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $8 million, including $6 million for sales of inventories revalued at the date of acquisition, and $2 million for accelerated depreciation at facilities closing due to real estate consolidation. The segment recorded $11 million of cash restructuring costs, primarily for employee severance and other costs associated with headcount reductions and facility consolidations. In addition, the segment recorded $8 million of charges for an increase in environmental remediation cost estimates associated with a Superfund site in the U.S., offset in part by $1 million of gains on the settlement of litigation.
Corporate
In 2016, the company recorded $22 million of restructuring and other costs, principally within selling, general, and administrative expenses, including $17 million of charges for product liability litigation and $4 million of accelerated depreciation on information systems to be abandoned due to integration synergies. The segment also recorded $1 million of restructuring charges for severance and other costs associated with facility consolidation at its corporate operations.
2015
During 2015, the company recorded net restructuring and other costs by segment as follows:

(In millions)	Cost of Revenues	Selling, General and Administrative Expenses	Restructuring and Other Costs, Net	Total

Life Sciences Solutions	$2	$13	$65	$80
Analytical Instruments	—	—	27	27
Specialty Diagnostics	1	—	9	10
Laboratory Products and Services	6	6	13	25
Corporate	—	27	2	29

	$9	$46	$116	$171
The components of net restructuring and other costs by segment are as follows:
Life Sciences Solutions
In 2015, the Life Sciences Solutions segment recorded $80 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $2 million for accelerated depreciation at facilities closing due to real estate consolidation and sales of inventories revalued at the date of acquisition. The segment also recorded $13 million of charges to selling, general and administrative expenses, including $6 million of third-party transaction and integration costs related to the acquisitions of Life Technologies and Advanced Scientifics, as well as $9 million for accelerated depreciation at facilities closing due to real estate consolidation. These charges were partially offset by $2 million of income for changes in estimates of contingent consideration. In addition, the segment recorded $65 million of restructuring and other costs, net, $40 million of which were cash costs. These costs included $5 million of cash compensation contractually due to employees of an acquired business on the date of acquisition; $1 million of charges associated with a previous sale of a business; and $35 million of costs

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

primarily associated with headcount reductions and facility consolidations in the U.S. and Europe, including $24 million for severance, $4 million of abandoned facility costs, and $7 million of other cash costs, including retention and outplacement costs. The segment also recorded $20 million of charges for pre-acquisition litigation related matters and $15 million of impairment of acquired technology in development. These costs were partially offset by a $8 million gain on the sale of a small product line and a $3 million gain on the sale of real estate.
Analytical Instruments
In 2015, the Analytical Instruments segment recorded $27 million of net restructuring and other charges, $22 million of which were cash costs primarily associated with abandoned facilities, including remediation and other closure costs, and, to a lesser extent, headcount reductions. The segment also recorded $5 million of non-cash expense primarily for real estate writedowns of abandoned facilities held for sale.
Specialty Diagnostics
In 2015, the Specialty Diagnostics segment recorded $10 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $1 million for accelerated depreciation at facilities closing due to real estate consolidation and $9 million of restructuring and other costs, net, primarily cash costs for employee severance and other costs associated with headcount reductions, as well as consolidation of facilities in the U.S. and Europe.
Laboratory Products and Services
In 2015, the Laboratory Products and Services segment recorded $25 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $6 million for sales of inventories revalued at the date of acquisition, as well as $6 million of charges to selling, general and administrative expenses, primarily associated with third party transaction costs related to the acquisition of Alfa Aesar. In addition, the segment recorded $8 million of cash restructuring costs primarily for employee severance and other costs associated with headcount reductions. The segment also recorded $5 million of charges primarily associated with a litigation-related matter of a divested business.
Corporate
In 2015, the company recorded $29 million of restructuring and other costs, principally within selling, general and administrative expenses, including $19 million of charges for product liability litigation and $8 million of accelerated depreciation on information systems to be abandoned due to integration synergies. The segment also recorded $2 million of cash restructuring costs primarily for severance at its corporate operations.

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

(In millions)	Severance	Abandonment of Excess Facilities	Other (a)	Total

Balance at December 31, 2014	$38	$10	$6	$54
Costs incurred in 2015 (c)	57	19	14	90
Reserves reversed (b)	(12)	(1)	(2)	(15)
Payments	(67)	(15)	(15)	(97)
Currency translation	(1)	—	—	(1)

Balance at December 31, 2015	15	13	3	31
Costs incurred in 2016 (d)	109	46	12	167
Reserves reversed (b)	(2)	—	(1)	(3)
Payments	(83)	(27)	(12)	(122)
Currency translation	(1)	—	—	(1)

Balance at December 31, 2016	38	32	2	72
Costs incurred in 2017 (e)	62	27	17	106
Reserves reversed (b)	(9)	—	—	(9)
Payments	(62)	(19)	(12)	(93)
Currency translation	1	—	(1)	—

Balance at December 31, 2017	$30	$40	$6	$76

(a)
Other includes cash charges to monetize certain equity awards held by employees of Life Technologies at the date of acquisition, relocation and moving expenses associated with facility consolidations, as well as employee retention costs which are accrued ratably over the period through which employees must work to qualify for a payment.

(b)	Represents reductions in cost of plans.

(c)
Excludes $25 million of provision for losses on litigation-related matters; $15 million of impairment of acquired technology in development; a $8 million gain on the sale of a product line; $5 million of cash compensation contractually due to employees of an acquired business on the date of acquisition; $1 million of charges associated with a previous sale of a business; and an aggregate of $1 million of non-cash charges, net.

(d)
Excludes $24 million of provision for losses on litigation-related matters; $8 million of provision for environmental remediation; $5 million of net gains on the sale of real estate; and an aggregate of $3 million of non-cash income, net.

(e)
Excludes $27 million of net credits associated with litigation-related matters, and $27 million of other restructuring charges, net, primarily for hurricane response/impairment, charges associated with the settlement/curtailment of retirement plans, and non-cash compensation due at an acquired business.

The company expects to pay accrued restructuring costs as follows: severance, employee-retention obligations and other costs, primarily through 2018; and abandoned-facility payments, over lease terms expiring through 2027.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15.	Unaudited Quarterly Information

	2017
(In millions except per share amounts)	First (a)	Second (b)	Third (c)	Fourth (d)

Revenues	$4,765	$4,990	$5,116	$6,047
Gross Profit	2,192	2,283	2,300	2,670
Net Income	551	612	534	528
Earnings per Share:
Basic	1.41	1.57	1.35	1.32
Diluted	1.40	1.56	1.34	1.30
Cash Dividend Declared per Common Share	0.15	0.15	0.15	0.15
Amounts reflect aggregate restructuring and other items, net, as follows:

(a)	Costs of $86 million.

(b)	Costs of $30 million.

(c)	Costs of $131 million.

(d)	Costs of $51 million.

	2016
(In millions except per share amounts)	First (a)	Second (b)	Third (c)	Fourth (d)

Revenues	$4,295	$4,535	$4,491	$4,953
Gross Profit	1,958	2,078	2,054	2,279
Net Income	402	517	473	630
Earnings per Share:
Basic	1.02	1.31	1.20	1.60
Diluted	1.01	1.30	1.19	1.59
Cash Dividend Declared per Common Share	0.15	0.15	0.15	0.15
Amounts reflect aggregate restructuring and other items, net, as follows:

(a)	Costs of $90 million.

(b)	Costs of $57 million.

(c)	Costs of $150 million.

(d)	Costs of $98 million.