Form 10-Q
period 2018-03-31
THERMO FISHER SCIENTIFIC INC.
filed 2018-05-04
CIK 97745

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended
March 31, 2018
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at March 31, 2018
Common Stock, $1.00 par value	402,323,310

THERMO FISHER SCIENTIFIC INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2018

THERMO FISHER SCIENTIFIC INC.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31,	December 31,
(In millions except share and per share amounts)	2018	2017

Assets
Current Assets:
Cash and cash equivalents	$950	$1,335
Accounts receivable, less allowances of $114 and $109	3,990	3,879
Inventories	2,891	2,971
Refundable income taxes	540	432
Other current assets	1,217	804

Total current assets	9,588	9,421

Property, Plant and Equipment, Net	4,059	4,047
Acquisition-related Intangible Assets, Net	16,393	16,684
Other Assets	1,178	1,227
Goodwill	25,362	25,290

Total Assets	$56,580	$56,669

Liabilities and Shareholders' Equity
Current Liabilities:
Short-term obligations and current maturities of long-term obligations	$2,814	$2,135
Accounts payable	1,354	1,428
Accrued payroll and employee benefits	643	918
Contract liabilities	909	—
Deferred revenue	—	719
Other accrued expenses	1,352	1,848

Total current liabilities	7,072	7,048

Deferred Income Taxes	2,606	2,766
Other Long-term Liabilities	2,657	2,569
Long-term Obligations	18,122	18,873

Shareholders' Equity:
Preferred stock, $100 par value, 50,000 shares authorized; none issued
Common stock, $1 par value, 1,200,000,000 shares authorized; 429,442,440 and 428,327,873 shares issued	429	428
Capital in excess of par value	14,319	14,177
Retained earnings	16,542	15,914
Treasury stock at cost, 27,119,130 and 27,013,311 shares	(3,125)	(3,103)
Accumulated other comprehensive items	(2,042)	(2,003)

Total shareholders' equity	26,123	25,413

Total Liabilities and Shareholders' Equity	$56,580	$56,669

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended
	March 31,	April 1,
(In millions except per share amounts)	2018	2017

Revenues
Product revenues	$4,528	$4,102
Service revenues	1,325	663

Total revenues	5,853	4,765

Costs and Operating Expenses:
Cost of product revenues	2,325	2,129
Cost of service revenues	948	443
Selling, general and administrative expenses	1,515	1,334
Research and development expenses	234	215
Restructuring and other costs, net	45	24

Total costs and operating expenses	5,067	4,145

Operating Income	786	620
Other Expense, Net	(152)	(117)

Income Before Income Taxes	634	503
(Provision for) Benefit from Income Taxes	(55)	48

Net Income	$579	$551

Earnings per Share
Basic	$1.44	$1.41
Diluted	$1.43	$1.40

Weighted Average Shares
Basic	402	391
Diluted	406	394

Cash Dividends Declared per Common Share	$0.17	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,	April 1,
(In millions)	2018	2017

Comprehensive Income
Net Income	$579	$551

Other Comprehensive Items:
Currency translation adjustment (net of tax benefit of $47 and $0)	47	160
Unrealized gains and losses on available-for-sale investments:
Unrealized holding gains arising during the period (net of tax provision of $0 and $0)	—	1
Unrealized gains and losses on hedging instruments:
Reclassification adjustment for losses included in net income (net of tax benefit of $1 and $1)	2	2
Pension and other postretirement benefit liability adjustments:
Pension and other postretirement benefit liability adjustments arising during the period (net of tax provision (benefit) of ($1) and ($1))	(2)	(2)
Amortization of net loss and prior service benefit included in net periodic pension cost (net of tax benefit of $1 and $1)	2	2

Total other comprehensive items	49	163

Comprehensive Income	$628	$714

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,	April 1,
(In millions)	2018	2017

Operating Activities
Net income	$579	$551

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	575	465
Change in deferred income taxes	(121)	(127)
Non-cash stock-based compensation	43	33
Non-cash charges for sale of inventories revalued at the date of acquisition	3	31
Other non-cash expenses, net	24	28
Changes in assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	(71)	(18)
Inventories	(124)	(105)
Other assets	(192)	(134)
Accounts payable	(94)	114
Other liabilities	(520)	(303)
Contributions to retirement plans	(24)	(173)

Net cash provided by continuing operations	78	362
Net cash used in discontinued operations	—	(1)

Net cash provided by operating activities	78	361

Investing Activities
Acquisitions, net of cash acquired	(57)	(301)
Purchase of property, plant and equipment	(118)	(93)
Proceeds from sale of property, plant and equipment	2	1
Other investing activities, net	(6)	11

Net cash used in investing activities	$(179)	$(382)

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(Unaudited)

	Three Months Ended
	March 31,	April 1,
(In millions)	2018	2017

Financing Activities
Net proceeds from issuance of debt	$—	$519
Repayment of debt	(453)	(703)
Proceeds from issuance of commercial paper	1,306	2,361
Repayments of commercial paper	(1,124)	(1,795)
Purchases of company common stock	—	(500)
Dividends paid	(60)	(59)
Net proceeds from issuance of company common stock under employee stock plans	39	58
Other financing activities	(50)	—

Net cash used in financing activities	(342)	(119)

Exchange Rate Effect on Cash	57	66

Decrease in Cash, Cash Equivalents and Restricted Cash	(386)	(74)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	1,361	811

Cash, Cash Equivalents and Restricted Cash at End of Period	$975	$737

See Note 12 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Total Shareholders' Equity
(In millions)	Shares	Amount			Shares	Amount

Balance at December 31, 2016	415	$415	$12,140	$13,927	22	$(2,306)	$(2,636)	$21,540
Issuance of shares under employees' and directors' stock plans	1	1	79	—	—	(13)	—	67
Stock-based compensation	—	—	33	—	—	—	—	33
Purchases of company common stock	—	—	—	—	3	(500)	—	(500)
Dividends declared	—	—	—	(59)	—	—	—	(59)
Net income	—	—	—	551	—	—	—	551
Other comprehensive items	—	—	—	—	—	—	163	163

Balance at April 1, 2017	416	$416	$12,252	$14,419	25	$(2,819)	$(2,473)	$21,795

Balance at December 31, 2017	428	$428	$14,177	$15,914	27	$(3,103)	$(2,003)	$25,413
Cumulative effect of accounting changes	—	—	—	118	—	—	(88)	30
Issuance of shares under employees' and directors' stock plans	1	1	72	—	—	(22)	—	51
Stock-based compensation	—	—	43	—	—	—	—	43
Dividends declared	—	—	—	(69)	—	—	—	(69)
Net income	—	—	—	579	—	—	—	579
Other comprehensive items	—	—	—	—	—	—	49	49
Other	—	—	27	—	—	—	—	27

Balance at March 31, 2018	429	$429	$14,319	$16,542	27	$(3,125)	$(2,042)	$26,123

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
Interim Financial Statements
The interim consolidated financial statements presented herein have been prepared by the company, are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at March 31, 2018, the results of operations for the three-month periods ended March 31, 2018 and April 1, 2017, and the cash flows for the three-month periods ended March 31, 2018 and April 1, 2017. Interim results are not necessarily indicative of results for a full year.
The consolidated balance sheet presented as of December 31, 2017, has been derived from the audited consolidated financial statements as of that date. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain all information that is included in the annual financial statements and notes thereto of the company. The consolidated financial statements and notes included in this report should be read in conjunction with the 2017 financial statements and notes included in the company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC).
Note 1 to the consolidated financial statements for 2017 describes the significant accounting estimates and policies used in preparation of the consolidated financial statements. Except for the accounting for revenue arising from contracts with customers as noted below there have been no material changes in the company’s significant accounting policies during the three months ended March 31, 2018.
Revenue Recognition
The company recognizes revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.
Consumables revenues consist of single-use products and are recognized at a point in time following the transfer of control of such products to the customer, which generally occurs upon shipment. Instruments revenues typically consist of longer-lived assets that, for the substantial majority of sales, are recognized at a point in time in a manner similar to consumables. Service revenues (clinical trial logistics, pharmaceutical development and manufacturing services, asset management, diagnostic testing, training, service contracts, and field services including related time and materials) are recognized over time as customers receive and consume the benefits of such services. For revenues recognized over time, the company generally uses costs accumulated as inputs to measure progress. For contracts that contain multiple performance obligations, the company allocates the consideration to which it expects to be entitled to each performance obligation based on relative standalone selling prices and recognizes the related revenue when or as control of each individual performance obligation is transferred to customers. The company exercises judgment in determining the timing of revenue by analyzing the point in time or the period over which the customer has the ability to direct the use of and obtain substantially all of the remaining benefits of the asset. The company expenses contract costs that would otherwise be capitalized and amortized over a period of less than one year.
Payments from customers for most instruments, consumables and services are typically due in a fixed number of days after shipment or delivery of the product. Service arrangements commonly call for payments in advance of performing the work (e.g. extended service contracts), upon completion of the service (e.g. pharmaceutical development and manufacturing) or a mix of both.
See Note 3 for revenue disaggregated by type and by geographic region as well as further information about remaining performance obligations.
Contract-related Balances
Contract assets include revenues recognized in advance of billings and are recorded net of estimated losses resulting from the inability to invoice customers. Contract assets are classified as current or noncurrent based on the amount of time expected

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

to lapse until the company's right to consideration becomes unconditional. Current contract assets and noncurrent contract assets are included within other current assets and other assets, respectively, in the accompanying balance sheet.
Contract liabilities include billings in excess of revenues recognized, such as those resulting from customer advances and deposits and unearned revenue on service contracts. Contract liabilities are classified as current or noncurrent based on the periods over which remaining performance obligations are expected to be transferred to customers. Noncurrent contract liabilities are included within other long-term liabilities in the accompanying balance sheet.
Contract asset and liability balances are as follows:

	March 31,	January 1,
(In millions)	2018	2018

Current Contract Assets, Net	$458	$396
Current Contract Liabilities	909	805
Noncurrent Contract Liabilities	317	302
Noncurrent contract assets were immaterial in 2018. In the first three months of 2018, the company recognized revenue of $308 million that was included in the contract liabilities balance at January 1, 2018.
Warranty Obligations
The liability for warranties is included in other accrued expenses in the accompanying balance sheet. The changes in the carrying amount of standard product warranty obligations are as follows:

	Three Months Ended
	March 31,	April 1,
(In millions)	2018	2017

Beginning Balance	$87	$78
Provision charged to income	31	25
Usage	(28)	(25)
Acquisitions	—	1
Adjustments to previously provided warranties, net	(1)	(1)
Currency translation	1	1

Ending Balance	$90	$79
Inventories
The components of inventories are as follows:

	March 31,	December 31,
(In millions)	2018	2017

Raw Materials	$776	$708
Work in Process	402	505
Finished Goods	1,713	1,758

Inventories	$2,891	$2,971

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Property, Plant and Equipment
Property, plant and equipment consists of the following:

	March 31,	December 31,
(In millions)	2018	2017

Land	$405	$401
Buildings and Improvements	1,688	1,662
Machinery, Equipment and Leasehold Improvements	4,427	4,276

Property, Plant and Equipment, at Cost	6,520	6,339
Less: Accumulated Depreciation and Amortization	2,461	2,292

Property, Plant and Equipment, Net	$4,059	$4,047
Acquisition-related Intangible Assets
Acquisition-related intangible assets are as follows:

	Balance at March 31, 2018			Balance at December 31, 2017
(In millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Definite Lived:
Customer relationships	$17,439	$(6,170)	$11,269	$17,356	$(5,902)	$11,454
Product technology	6,107	(2,953)	3,154	6,046	(2,811)	3,235
Tradenames	1,547	(862)	685	1,538	(817)	721
Other	35	(35)	—	34	(34)	—

	25,128	(10,020)	15,108	24,974	(9,564)	15,410
Indefinite Lived:
Tradenames	1,235	N/A	1,235	1,235	N/A	1,235
In-process research and development	50	N/A	50	39	N/A	39

	1,285	N/A	1,285	1,274	N/A	1,274

Acquisition-related Intangible Assets	$26,413	$(10,020)	$16,393	$26,248	$(9,564)	$16,684
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
Recent Accounting Pronouncements
In February 2018, the FASB issued new guidance to allow reclassifications from accumulated other comprehensive items (AOCI) to retained earnings for certain tax effects on items within AOCI resulting from the Tax Cuts and Jobs Act of 2017 (the Tax Act). The company adopted this guidance in January 2018 and recorded the reclassifications in the period of adoption. The balance sheet impact of adopting this guidance is included in the table below. This guidance only relates to the effects of the

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Tax Act. For all other tax law changes that have occurred or may occur in the future, the company reclassifies the tax effects to the consolidated statement of income on an item-by-item basis when the pre-tax item in AOCI is reclassified to income.
In December 2017, the SEC staff issued guidance to address the application of accounting guidance in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act enacted on December 22, 2017. The company reported provisional amounts in its 2017 financial statements for certain income tax effects of the Tax Act for which a reasonable estimate could be determined but for which the accounting impact may change. For example, these estimates may be impacted by the need for further analysis and future clarification and guidance regarding available tax accounting methods and elections, earnings and profits computations and state tax conformity to federal changes. Adjustments to provisional amounts identified during the measurement period, which may be up to December 22, 2018, will be included as adjustments to Benefit from (Provision for) Income Taxes in the period the amounts are determined.
In August 2017, the FASB issued new guidance to simplify the application of hedge accounting guidance. Among other things, the new guidance will permit more hedging strategies to qualify for hedge accounting, allow for additional time to perform an initial assessment of a hedge’s effectiveness, and permit a qualitative effectiveness test for certain hedges after initial qualification. The company adopted this guidance in January 2018. The balance sheet impact of adopting this guidance is included in the table below.
In March 2017, the FASB issued new guidance intended to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The new guidance requires the service cost component of net periodic cost be reported in the same line item(s) as other employee compensation costs and all other components of the net periodic cost be reported in the income statement below operating income. The company adopted this guidance on January 1, 2018 and applied the changes to the statement of income retrospectively. As a result of adoption of this guidance, the accompanying 2017 statement of income reflects the following changes from previously reported amounts:

Three Months Ended
April 1,
(In millions)	2017

Increase in Total Costs and Operating Expenses (principally Selling, General and Administrative Expenses)	$2
Decrease in Operating Income	2
Increase in Other Income (Expense)	2
In January 2017, the FASB issued new guidance clarifying the definition of a business and providing criteria to determine when an integrated set of assets and activities is not defined as a business. The new guidance requires such integrated sets to be defined as an asset (and not a business) if substantially all of the fair value of the gross assets acquired or disposed is concentrated in a single identifiable asset or a group of similar identifiable assets. The adoption of this guidance as of January 1, 2018 did not have a material impact on the company’s consolidated financial statements.
In October 2016, the FASB issued new guidance eliminating the deferral of the tax effects of intra-entity asset transfers. The impact of this guidance in future periods will be dependent on the extent of future asset transfers which usually occur in connection with planning around acquisitions and other business structuring activities. The balance sheet impact of adopting this guidance as of January 1, 2018 is included in the table below.
In February 2016, the FASB issued new guidance which requires lessees to record most leases on their balance sheets as lease liabilities, initially measured at the present value of the future lease payments, with corresponding right-of-use assets. The new guidance also sets forth new disclosure requirements related to leases. The company plans to adopt the guidance in 2019 using a modified retrospective method. The company is currently evaluating the impact this guidance will have on its consolidated financial statements, however, assets and liabilities will increase upon adoption for right-of-use assets and lease liabilities. The company’s future commitments under lease obligations are summarized in Note 10 to the consolidated financial statements for 2017 included in the company's Annual Report on Form 10-K, filed with the SEC.
In January 2016, the FASB issued new guidance which affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. This guidance requires equity investments to be measured at fair value with subsequent changes recognized in net income, except for those accounted

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

for under the equity method or requiring consolidation. The guidance also changes the accounting for investments without a readily determinable fair value and that do not qualify for the practical expedient permitted by the guidance to estimate fair value. The balance sheet impact of adopting this guidance as of January 1, 2018 is included in the table below.
In May 2014, the FASB issued new revenue recognition guidance which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most previous revenue recognition guidance. The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity's nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. During 2016 and 2017, the FASB issued additional guidance and clarification, including the elimination of certain SEC Staff Guidance. The guidance is effective for the company in 2018. The company has elected to adopt this guidance through application of the modified retrospective method by applying it to contracts that were not completed as of December 31, 2017 (in addition to new contracts in 2018).
Adoption of new guidance that became effective on January 1, 2018, impacted the company's Consolidated Balance Sheet as follows:

(In millions)	December 31, 2017 as Reported	Impact of Adopting New Revenue Guidance	Impact of Adopting New Equity Investment Guidance	Impact of Adopting New Intra-entity Tax Guidance	Impact of Adopting New Hedge Accounting Guidance	Impact of Adopting New Tax Effects on Items in AOCI Guidance	January 1, 2018 as Adopted

Accounts Receivable, Less Allowances	$3,879	$(8)	$—	$—	$—	$—	$3,871
Inventories	2,971	(252)	—	—	—	—	2,719
Other Current Assets	804	296	—	—	—	—	1,100
Other Assets	1,227	—	—	(77)	—	—	1,150
Contract Liabilities	—	805	—	—	—	—	805
Deferred Revenue	719	(719)	—	—	—	—	—
Other Accrued Expenses	1,848	(153)	—	—	—	—	1,695
Deferred Income Taxes	2,766	—	—	(57)	—	2	2,711
Other Long-term Liabilities	2,569	54	—	—	—	—	2,623
Long-term Obligations	18,873	—	—	—	(3)	—	18,870
Retained Earnings	15,914	49	(1)	(20)	3	87	16,032
Accumulated Other Comprehensive Items	(2,003)	—	1	—	—	(89)	(2,091)
Had the company continued to use the revenue recognition guidance in effect prior to 2018, no material changes would have resulted to the consolidated statements of income, comprehensive income, or cash flows for the three months ended March 31, 2018, from amounts reported therein. However, inventories would have been $280 million higher and other current assets would have been $344 million lower as of March 31, 2018, primarily as a result of differences in the accounting for pharmaceutical development and manufacturing services under the new revenue guidance. Under the prior guidance, costs of these services were recorded in inventory while under the new guidance, costs are expensed as the manufacturing service is performed and the company's rights to consideration are recorded as contract assets and included in other current assets.

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
2018
In 2018, the company acquired, within the Life Sciences Solutions segment, IntegenX Inc., a North America-based provider of a rapid DNA platform for use in forensics and law enforcement applications, for an aggregate purchase price of $65 million.

Note 3.	Revenue
Disaggregated Revenue
Revenue by type is as follows:

Three Months Ended
March 31,
(In millions)	2018

Revenues
Consumables	$3,111
Instruments	1,416
Services	1,325

Consolidated revenues	$5,853
Revenue by geographic region is as follows:

Three Months Ended
March 31,
(In millions)	2018

Revenues
North America	$2,903
Europe	1,518
Asia-Pacific	1,264
Other regions	168

Consolidated revenues	$5,853
Each reportable segment earns revenues from consumables, instruments and services in North America, Europe, Asia-Pacific and other regions. See note 4 for revenue by reportable segment and other geographic data.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Remaining Performance Obligations
The aggregate amount of the transaction price allocated to the remaining performance obligations for all open customer contracts as of March 31, 2018 was $4.94 billion. The company will recognize revenue for these performance obligations as they are satisfied, the majority of which is expected to occur within the next twelve months.

Note 4.	Business Segment and Geographical Information
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Business Segment Information

	Three Months Ended
	March 31,	April 1,
(In millions)	2018	2017

Revenues
Life Sciences Solutions	$1,499	$1,363
Analytical Instruments	1,257	1,052
Specialty Diagnostics	947	866
Laboratory Products and Services	2,413	1,699
Eliminations	(263)	(215)

Consolidated revenues	5,853	4,765

Segment Income (a)
Life Sciences Solutions	517	433
Analytical Instruments	246	192
Specialty Diagnostics	243	233
Laboratory Products and Services	280	216

Subtotal reportable segments (a)	1,286	1,074

Cost of revenues charges	(3)	(31)
Selling, general and administrative charges, net	(8)	(31)
Restructuring and other costs, net	(45)	(24)
Amortization of acquisition-related intangible assets	(444)	(368)

Consolidated operating income	786	620
Other expense, net (b)	(152)	(117)

Income from continuing operations before income taxes	$634	$503

Depreciation
Life Sciences Solutions	$31	$33
Analytical Instruments	18	17
Specialty Diagnostics	19	17
Laboratory Products and Services	63	30

Consolidated depreciation	$131	$97

(a)
Represents operating income before certain charges to cost of revenues and selling, general and administrative expenses; restructuring and other costs, net; and amortization of acquisition-related intangibles.

(b)	The company does not allocate other expense, net to its segments.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Geographical Information

	Three Months Ended
	March 31,	April 1,
(In millions)	2018	2017

Revenues (c)
United States	$2,756	$2,377
China	541	441
Other	2,556	1,947

Consolidated revenues	$5,853	$4,765

(c)	Revenues are attributed to countries based on customer location.

Note 5.	Other Expense, Net
The components of other expense, net, in the accompanying statement of income are as follows:

	Three Months Ended
	March 31,	April 1,
(In millions)	2018	2017

Interest Income	$20	$18
Interest Expense	(163)	(135)
Other Items, Net	(9)	—

Other Expense, Net	$(152)	$(117)
Other Items, Net
In all periods, other items, net includes currency transaction gains and losses on monetary assets and liabilities and net periodic pension benefit cost/income, excluding the service cost component which is included in operating expenses on the accompanying statement of income.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 6.	Income Taxes
The provision for income taxes in the accompanying statement of income differs from the provision calculated by applying the statutory federal income tax rate to income before provision for income taxes due to the following:

	Three Months Ended
	March 31,	April 1,
(In millions)	2018	2017

Statutory Federal Income Tax Rate	21%	35%

Provision for Income Taxes at Statutory Rate	$133	$176

Increases (Decreases) Resulting From:
Foreign rate differential	(19)	(84)
Income tax credits	(41)	(41)
Foreign-derived intangible income	(9)	—
Singapore tax holiday	(8)	(5)
Impact of change in tax laws and apportionment on deferred taxes	3	(63)
Transition tax and other initial impacts of U.S. tax reform	70	—
Provision of tax reserves, net	(49)	—
Excess tax benefits from stock options and restricted stock units	(25)	(24)
Other, net	—	(7)

Provision for (benefit from) income taxes	$55	$(48)
The company has operations and a taxable presence in approximately 50 countries outside the U.S. Some of these countries have lower tax rates than the U.S. The company’s ability to obtain a benefit from lower tax rates outside the U.S. is dependent on its relative levels of income in countries outside the U.S. and on the statutory tax rates in those countries.
In the first quarter of 2018, the company recorded a net tax provision of $21 million to adjust the estimated initial impacts of U.S. tax reform recorded in 2017, consisting of an incremental provision of $70 million offset in part by a $49 million reduction of related unrecognized tax benefits established in 2017. The adjustment was required based on new U.S. Treasury guidance released in the first quarter of 2018.
The company has significant activities in Singapore and has received considerable tax incentives. The local taxing authority granted the company pioneer company status which provides an incentive encouraging companies to undertake activities that have the effect of promoting economic or technological development in Singapore. This incentive equates to a tax exemption on earnings associated with most of the company’s manufacturing activities in Singapore and continues through December 31, 2026. In 2018 and 2017, the impact of this tax holiday decreased the annual effective tax rates by 1.3 percentage points and 0.9 percentage point, respectively, and increased diluted earnings per share by approximately $0.02 and $0.01, respectively.
Unrecognized Tax Benefits
As of March 31, 2018, the company had $1.27 billion of unrecognized tax benefits which, if recognized, would reduce the effective tax rate.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(In millions)	2018

Balance at beginning of year	$1,409
Reductions due to acquisitions	(9)
Additions for tax positions of current year	1
Additions for tax positions of prior years	1
Reductions for tax positions of prior years	(84)
Settlements	(45)

Balance at end of period	$1,273

Note 7.	Earnings per Share

	Three Months Ended
	March 31,	April 1,
(In millions except per share amounts)	2018	2017

Net Income	$579	$551

Basic Weighted Average Shares	402	391
Plus Effect of:
Stock options and restricted units	4	3

Diluted Weighted Average Shares	406	394

Basic Earnings per Share	$1.44	$1.41

Diluted Earnings per Share	$1.43	$1.40

Antidilutive Stock Options Excluded from Diluted Weighted Average Shares	2	3

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 8.	Debt and Other Financing Arrangements

	Effective Interest Rate at March 31,	March 31,	December 31,
(Dollars in millions)	2018	2018	2017

Commercial Paper	—%	$1,171	$960
Floating Rate 2-Year Senior Notes, Due 8/9/2018 (euro-denominated)	0.38%	739	721
2.15% 3-Year Senior Notes, Due 12/14/2018		—	450
2.40% 5-Year Senior Notes, Due 2/1/2019	2.59%	900	900
Floating Rate 2-Year Senior Notes, Due 7/24/2019 (euro-denominated)	0.09%	616	600
6.00% 10-Year Senior Notes, Due 3/1/2020	2.97%	750	750
4.70% 10-Year Senior Notes, Due 5/1/2020	4.23%	300	300
1.50% 5-Year Senior Notes, Due 12/1/2020 (euro-denominated)	1.62%	524	510
5.00% 10-Year Senior Notes, Due 1/15/2021	3.24%	400	400
4.50% 10-Year Senior Notes, Due 3/1/2021	6.24%	1,000	1,000
3.60% 10-Year Senior Notes, Due 8/15/2021	6.06%	1,100	1,100
3.30% 7-Year Senior Notes, Due 2/15/2022	3.43%	800	800
2.15% 7-Year Senior Notes, Due 7/21/2022 (euro-denominated)	2.28%	616	600
3.15% 10-Year Senior Notes, Due 1/15/2023	3.30%	800	800
3.00% 7-Year Senior Notes, Due 4/15/2023	6.23%	1,000	1,000
4.15% 10-Year Senior Notes, Due 2/1/2024	4.16%	1,000	1,000
0.75% 8-Year Senior Notes, Due 9/12/2024 (euro-denominated)	0.95%	1,232	1,201
2.00% 10-Year Senior Notes, Due 4/15/2025 (euro-denominated)	2.10%	789	768
3.65% 10-Year Senior Notes, Due 12/15/2025	3.77%	350	350
1.40% 8.5-Year Senior Notes, Due 1/23/2026 (euro-denominated)	1.53%	863	840
2.95% 10-Year Senior Notes, Due 9/19/2026	3.19%	1,200	1,200
1.45% 10-Year Senior Notes, Due 3/16/2027 (euro-denominated)	1.67%	616	600
3.20% 10-Year Senior Notes, Due 8/15/2027	3.39%	750	750
1.375% 12-Year Senior Notes, Due 9/12/2028 (euro-denominated)	1.46%	739	721
1.95% 12-Year Senior Notes, Due 7/24/2029 (euro-denominated)	2.08%	863	840
2.875% 20-Year Senior Notes, Due 7/24/2037 (euro-denominated)	2.94%	863	840
5.30% 30-Year Senior Notes, Due 2/1/2044	5.37%	400	400
4.10% 30-Year Senior Notes, Due 8/15/2047	4.32%	750	750
Other		23	24

Total Borrowings at Par Value		21,154	21,175
Fair Value Hedge Accounting Adjustments		(120)	(70)
Unamortized Discount, Net		(8)	(2)
Unamortized Debt Issuance Costs		(90)	(95)

Total Borrowings at Carrying Value		20,936	21,008
Less: Short-term Obligations and Current Maturities		2,814	2,135

Long-term Obligations		$18,122	$18,873
The effective interest rates for the fixed-rate debt include the stated interest on the notes, the accretion of any discount or amortization of any premium, the amortization of any debt issuance costs and, if applicable, adjustments related to hedging.
See Note 11 for fair value information pertaining to the company’s long-term obligations.
Credit Facilities
The company has a revolving credit facility with a bank group that provides for up to $2.50 billion of unsecured multi-currency revolving credit. The facility expires in July 2021. The agreement calls for interest at either a LIBOR-based rate, a

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

EURIBOR-based rate (for funds drawn in Euro) or a rate based on the prime lending rate of the agent bank, at the company’s option. The agreement contains affirmative, negative and financial covenants, and events of default customary for facilities of this type. The covenants in our revolving credit facility (the Facility) include a Consolidated Leverage Ratio (total debt-to-Consolidated EBITDA) and a Consolidated Interest Coverage Ratio (Consolidated EBITDA to Consolidated Interest Expense), as such terms are defined in the Facility. Specifically, the company has agreed that, so long as any lender has any commitment under the Facility, any letter of credit is outstanding under the Facility, or any loan or other obligation is outstanding under the Facility, it will maintain a maximum Consolidated Leverage Ratio of 4.0:1.0 through the second quarter of 2018 and then stepping down to 3.5:1.0 for the third quarter of 2018 and thereafter. The company has also agreed that so long as any lender has any commitment under the Facility or any letter of credit is outstanding under the Facility, or any loan or other obligation is outstanding under the Facility, it will maintain a minimum Consolidated Interest Coverage Ratio of 3.0:1.0 as of the last day of any fiscal quarter. As of March 31, 2018, no borrowings were outstanding under the Facility, although available capacity was reduced by approximately $75 million as a result of outstanding letters of credit.
Commercial Paper Programs
The company has commercial paper programs pursuant to which it may issue and sell unsecured, short-term promissory notes (CP Notes). Under the U.S. program, a) maturities may not exceed 397 days from the date of issue and b) the CP Notes are issued on a private placement basis under customary terms in the commercial paper market and are not redeemable prior to maturity nor subject to voluntary prepayment. Under the euro program, maturities may not exceed 183 days and may be denominated in euro, U.S. dollars, Japanese yen, British pounds sterling, Swiss franc, Canadian dollars or other currencies. Under both programs, the CP Notes are issued at a discount from par (or premium to par, in the case of negative interest rates), or, alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. As of March 31, 2018, outstanding borrowings under these programs were $1.17 billion, with a weighted average remaining period to maturity of 50 days and are classified as short-term obligations in the accompanying balance sheet.
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
Interest Rate Swap Arrangements
The company has entered into LIBOR-based interest rate swap arrangements with various banks on several of its outstanding senior notes. The aggregate amounts of the swaps are equal to the principal amounts of the notes and the payment dates of the swaps coincide with the interest payment dates of the notes. The swap contracts provide for the company to pay a variable interest rate and receive a fixed rate. The variable interest rates reset monthly. The swaps have been accounted for as fair value hedges of the notes. See Note 11 for additional information. The following table summarizes the outstanding interest rate swap arrangements on the company's senior notes at March 31, 2018:

	Aggregate Notional Amount		Pay Rate as of
(Dollars in millions)		Pay Rate	March 31, 2018	Receive Rate

4.50% Senior Notes due 2021	1,000	1-month LIBOR + 3.4420%	5.1062%	4.50%
3.60% Senior Notes due 2021	1,100	1-month LIBOR + 2.5150%	4.2916%	3.60%
3.00% Senior Notes due 2023	1,000	1-month LIBOR + 1.7640%	3.5406%	3.00%

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 9.	Commitments and Contingencies
Environmental Matters
The company is currently involved in various stages of investigation and remediation related to environmental matters. The company cannot predict all potential costs related to environmental remediation matters and the possible impact on future operations given the uncertainties regarding the extent of the required cleanup, the complexity and interpretation of applicable laws and regulations, the varying costs of alternative cleanup methods and the extent of the company’s responsibility. Expenses for environmental remediation matters related to the costs of installing, operating and maintaining groundwater-treatment systems and other remedial activities related to historical environmental contamination at the company’s domestic and international facilities were not material in any period presented. The company records accruals for environmental remediation liabilities, based on current interpretations of environmental laws and regulations, when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. The company calculates estimates based upon several factors, including reports prepared by environmental specialists and management’s knowledge of and experience with these environmental matters. The company includes in these estimates potential costs for investigation, remediation and operation and maintenance of cleanup sites. At March 31, 2018, the company’s total environmental liability was approximately $61 million. While management believes the accruals for environmental remediation are adequate based on current estimates of remediation costs, the company may be subject to additional remedial or compliance costs due to future events such as changes in existing laws and regulations, changes in agency direction or enforcement policies, developments in remediation technologies or changes in the conduct of the company’s operations, which could have a material adverse effect on the company’s financial position, results of operations or cash flows.
Litigation and Related Contingencies
There are various lawsuits and claims pending against the company including matters involving product liability, intellectual property, employment and commercial issues. The company determines the probability and range of possible loss based on the current status of each of these matters. A liability is recorded in the financial statements if it is believed to be probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The company establishes a liability that is an estimate of amounts expected to be paid in the future for events that have already occurred. The company accrues the most likely amount or at least the minimum of the range of probable loss when a range of probable loss can be estimated. The accrued liabilities are based on management’s judgment as to the probability of losses for asserted and unasserted claims and, where applicable, actuarially determined estimates. Accrual estimates are adjusted as additional information becomes known or payments are made. The amount of ultimate loss may differ from these estimates. Due to the inherent uncertainties associated with pending litigation or claims, the company cannot predict the outcome, nor, with respect to certain pending litigation or claims where no liability has been accrued, make a meaningful estimate of the reasonably possible loss or range of loss that could result from an unfavorable outcome. The company has no material accruals for pending litigation or claims for which accrual amounts are not disclosed below or in the company's 2017 financial statements and notes included in the company's Annual Report on Form 10-K filed with the SEC, nor are material losses deemed probable for such matters. It is reasonably possible, however, that an unfavorable outcome that exceeds the company’s current accrual estimate, if any, for one or more of the matters described below could have a material adverse effect on the company’s results of operations, financial position and cash flows.
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
Intellectual Property Matters
On May 26, 2010, Promega Corp. & Max-Planck-Gesellschaft Zur Forderung Der Wissenschaften EV filed a complaint against Life Technologies in the United States District Court for the Western District of Wisconsin. The plaintiffs allege patent infringement by sales and uses of Applied Biosystems’ short tandem repeat DNA identification products outside the scope of a

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

2006 license agreement. The plaintiff sought damages for alleged willful infringement, attorneys’ fees, costs, prejudgment interest, and injunctive relief. Although a jury initially found willful infringement and assessed damages at $52 million the District Court subsequently overturned the verdict on the grounds that the plaintiff had failed to prove infringement. The District Court entered judgment in favor of Life Technologies; and plaintiffs and Life Technologies filed cross-appeals with the United States Court of Appeals for the Federal Circuit. The $52 million award was accrued by Life Technologies and the liability was assumed by the company as of the date of the acquisition. On December 15, 2014, the Court of Appeals issued a decision invalidating four of the plaintiffs’ patents, but finding infringement by Life Technologies of the remaining fifth patent. The Court of Appeals also ordered a new trial on damages in the District Court. Life Technologies' petition to the U.S. Supreme Court seeking review of the Court of Appeals’ judgment was granted on June 27, 2016, and the case was stayed in the District Court pending the outcome of the Supreme Court’s review. On February 22, 2017, the Supreme Court issued a decision reversing the Court of Appeals’ judgment and remanding the case to the Court of Appeals for further proceedings in view of the Supreme Court’s legal interpretation of the patent law statute in question. On November 13, 2017, the Court of Appeals issued a decision holding that Promega is not entitled to recover any damages and affirming the District Court’s grant of judgment in favor of Life Technologies and denial of Promega’s motion for a new trial. The Court of Appeals denied Promega’s petition for rehearing on February 14, 2018, and Promega has 90 days therefrom to file a petition with the U.S. Supreme Court seeking review of the Court of Appeals' decision. The company has maintained the $52 million accrual, pending conclusion of this matter.
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
Changes in each component of accumulated other comprehensive items, net of tax are as follows:

(In millions)	Currency Translation Adjustment	Unrealized Losses on Available-for- Sale Investments	Unrealized Losses on Hedging Instruments	Pension and Other Postretirement Benefit Liability Adjustment	Total

Balance at December 31, 2017	$(1,755)	$(1)	$(50)	$(197)	$(2,003)
Cumulative effect of accounting changes (Note 1)	(54)	1	(11)	(24)	(88)

Other comprehensive income (loss) before reclassifications	47	—	—	(2)	45
Amounts reclassified from accumulated other comprehensive items	—	—	2	2	4

Net other comprehensive items	47	—	2	—	49

Balance at March 31, 2018	$(1,762)	$—	$(59)	$(221)	$(2,042)

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 11.	Fair Value Measurements and Fair Value of Financial Instruments
Fair Value Measurements
The company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during 2018. The company’s financial assets and liabilities carried at fair value are primarily comprised of insurance contracts, investments in money market funds, derivative contracts, mutual funds holding publicly traded securities and other investments in unit trusts held as assets to satisfy outstanding deferred compensation and retirement liabilities; and acquisition-related contingent consideration.
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
The following tables present information about the company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017:

	March 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2018	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents	$36	$36	$—	$—
Bank time deposits	2	2	—	—
Investments in mutual funds and other similar instruments	13	13	—	—
Warrants	2	—	2	—
Insurance contracts	115	—	115	—
Derivative contracts	7	—	7	—

Total Assets	$175	$51	$124	$—

Liabilities
Derivative contracts	$165	$—	$165	$—
Contingent consideration	41	—	—	41

Total Liabilities	$206	$—	$165	$41

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2017	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents	$22	$22	$—	$—
Bank time deposits	2	2	—	—
Investments in mutual funds and other similar instruments	13	13	—	—
Warrants	2	—	2	—
Insurance contracts	116	—	116	—
Derivative contracts	10	—	10	—

Total Assets	$165	$37	$128	$—

Liabilities
Derivative contracts	$139	$—	$139	$—
Contingent consideration	35	—	—	35

Total Liabilities	$174	$—	$139	$35
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

	Three Months Ended
	March 31,	April 1,
(In millions)	2018	2017

Contingent Consideration
Beginning Balance	$35	$6
Acquisitions	11	9
Payments	(5)	—
Change in fair value included in earnings	—	25

Ending Balance	$41	$40
Derivative Contracts
As of both March 31, 2018 and December 31, 2017, the total notional amount of outstanding interest rate swaps was $3.10 billion. These swap arrangements are described in Note 8. The notional amounts of currency exchange contracts outstanding totaled $2.98 billion and $2.92 billion at March 31, 2018 and December 31, 2017, respectively.

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

	Fair Value – Assets		Fair Value – Liabilities
	March 31,	December 31,	March 31,	December 31,
(In millions)	2018	2017	2018	2017

Derivatives Designated as Hedging Instruments
Interest rate swaps (a)	$—	$—	$162	$124
Derivatives Not Designated as Hedging Instruments
Currency exchange contracts (b)	7	10	3	15

Total Derivatives	$7	$10	$165	$139

(a)	The fair value of the interest rate swaps is included in the consolidated balance sheet under the caption other long-term liabilities.

(b)	The fair value of the currency exchange contracts is included in the consolidated balance sheet under the captions other current assets or other accrued expenses.
The following amounts related to cumulative basis adjustments for fair value hedges were included in the consolidated balance sheet under the caption long-term obligations:

	Carrying Amount of the Hedged Liability		Cumulative Amount of Fair Value Hedging Adjustment - Increase (Decrease) Included in Carrying Amount of Liability (c)
	March 31,	December 31,	March 31,	December 31,
(In millions)	2018	2017	2018	2017

Long-term Obligations	$3,261	$3,309	$(120)	$(70)

(c)	Includes increases in the carrying amount of $40 million and $43 million at March 31, 2018 and December 31, 2017, respectively, on discontinued hedging relationships.

	Gain (Loss) Recognized
	Three Months Ended
	March 31,	April 1,
(In millions)	2018	2017

Fair Value Hedging Relationships
Interest rate swaps
Hedged long-term obligations - included in other expense, net	$(38)	$(6)
Derivatives designated as hedging instruments - included in other expense, net	42	3
Derivatives Designated as Cash Flow Hedges
Interest rate swaps
Amount reclassified from accumulated other comprehensive items to other expense, net	(3)	(3)
Derivatives Designated as Net Investment Hedges
Foreign currency-denominated debt
Included in currency translation adjustment within other comprehensive items	(200)	(46)
Derivatives Not Designated as Hedging Instruments
Currency exchange contracts
Included in cost of revenues	(2)	(1)
Included in other expense, net	(8)	19

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Gains and losses recognized on currency exchange contracts and the interest rate swaps designated as fair value hedges are included in the consolidated statement of income together with the corresponding, offsetting losses and gains on the underlying hedged transactions.
The company uses foreign currency-denominated debt to partially hedge its net investments in foreign operations against adverse movements in exchange rates. The company’s euro-denominated senior notes have been designated as, and are effective as, economic hedges of part of the net investment in a foreign operation. Accordingly, foreign currency transaction gains or losses due to spot rate fluctuations on the euro-denominated debt instruments are included in currency translation adjustment within other comprehensive items and shareholders’ equity.
See Note 1 to the consolidated financial statements for 2017 included in the company's Annual Report on Form 10-K for additional information on the company's risk management objectives and strategies.
Fair Value of Other Financial Instruments
The carrying value and fair value of the company’s notes receivable and debt obligations are as follows:

	March 31, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
(In millions)	Value	Value	Value	Value

Notes Receivable	$94	$99	$89	$93

Debt Obligations:
Senior notes	$19,742	$20,053	$20,024	$20,639
Commercial paper	1,171	1,171	960	960
Other	23	23	24	24

	$20,936	$21,247	$21,008	$21,623
The fair value of debt obligations was determined based on quoted market prices and on borrowing rates available to the company at the respective period ends which represent level 2 measurements.

Note 12.	Supplemental Cash Flow Information

	Three Months Ended
	March 31,	April 1,
(In millions)	2018	2017

Non-cash Investing and Financing Activities
Declared but unpaid dividends	$69	$60

Issuance of stock upon vesting of restricted stock units	61	34

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Cash, cash equivalents and restricted cash is included in the consolidated balance sheet as follows:

	March 31,	December 31,
(In millions)	2018	2017

Cash and Cash Equivalents	$950	$1,335
Restricted Cash Included in Other Current Assets	23	24
Restricted Cash Included in Other Assets	2	2

Cash, Cash Equivalents and Restricted Cash	$975	$1,361
Amounts included in restricted cash represent funds held as collateral for bank guarantees and incoming cash in China awaiting government administrative clearance.

Note 13.	Restructuring and Other Costs, Net
Restructuring and other costs in the first three months of 2018 included continuing charges for headcount reductions and facility consolidations in an effort to streamline operations, including the closure and consolidation of operations within several facilities in the U.S. and Europe; third-party transaction/integration costs related to the acquisition of Patheon; sales of inventories revalued at the date of acquisition; and net charges for litigation matters. In the first three months of 2018, severance actions associated with facility consolidations and cost reduction measures affected less than 1% of the company’s workforce.
As of May 4, 2018, the company has identified restructuring actions that will result in additional charges of approximately $105 million, primarily in 2018 and 2019, which will be recorded when specified criteria are met, such as communication of benefit arrangements and abandonment of leased facilities.
First Quarter of 2018
During the first quarter of 2018, the company recorded net restructuring and other costs by segment as follows:

(In millions)	Cost of Revenues	Selling, General and Administrative Expenses	Restructuring and Other Costs, Net	Total

Life Sciences Solutions	$—	$—	$13	$13
Analytical Instruments	—	—	17	17
Specialty Diagnostics	—	—	4	4
Laboratory Products and Services	3	7	10	20
Corporate	—	1	1	2

	$3	$8	$45	$56
The principal components of net restructuring and other costs by segment are as follows:
Life Sciences Solutions
In the first quarter of 2018, the Life Sciences Solutions segment recorded $13 million of net restructuring and other charges, principally charges for litigation-related matters and severance due to employees of an acquired business at the date of acquisition.
Analytical Instruments
In the first quarter of 2018, the Analytical Instruments segment recorded $17 million of net restructuring and other charges, primarily abandoned facilities costs associated with the remediation and closure of a manufacturing facility in the U.S.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Specialty Diagnostics
In the first quarter of 2018, the Specialty Diagnostics segment recorded $4 million of net restructuring and other charges for severance and other costs associated with facility consolidations in the U.S. and Europe.
Laboratory Products and Services
In the first quarter of 2018, the Laboratory Products and Services segment recorded $20 million of net restructuring and other charges. The segment recorded $3 million of charges to cost of revenues for sales of inventories revalued at the date of acquisition, as well as $7 million of charges to selling, general, and administrative expenses for third-party transaction/integration costs related to the acquisition of Patheon. The segment also recorded $10 million of restructuring and other costs, primarily for employee severance, as well as hurricane response costs.
Corporate
In the first quarter of 2018, the company's corporate operations recorded $2 million of net restructuring and other charges primarily for severance.
The following table summarizes the cash components of the company’s restructuring plans. The non-cash components and other amounts reported as restructuring and other costs, net, in the accompanying statement of income have been summarized in the notes to the tables. Accrued restructuring costs are included in other accrued expenses in the accompanying balance sheet.

(In millions)	Severance	Abandonment of Excess Facilities	Other (a)	Total

Balance at December 31, 2017	$30	$40	$6	$76
Costs incurred in 2018 (c)	19	16	4	39
Reserves reversed (b)	(3)	(1)	—	(4)
Payments	(10)	(8)	(5)	(23)

Balance at March 31, 2018	$36	$47	$5	$88

(a)
Other includes relocation and moving expenses associated with facility consolidations, as well as employee retention costs which are accrued ratably over the period through which employees must work to qualify for a payment.

(b)	Represents reductions in cost of plans.

(c)	Excludes $10 million of charges, net, primarily associated with litigation-related matters, hurricane response costs, and non-cash compensation due at an acquired business.
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
Overview
The company develops, manufactures and sells a broad range of products that are sold worldwide. The company expands the product lines and services it offers by developing and commercializing its own technologies and by making strategic acquisitions of complementary businesses. The company’s continuing operations fall into four business segments (see Note 4): Life Sciences Solutions, Analytical Instruments, Specialty Diagnostics and Laboratory Products and Services.
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

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Overview of Results of Operations and Liquidity

	Three Months Ended
	March 31,		April 1,
(Dollars in millions)	2018		2017

Revenues
Life Sciences Solutions	$1,499	25.6%	$1,363	28.6%
Analytical Instruments	1,257	21.5%	1,052	22.1%
Specialty Diagnostics	947	16.2%	866	18.2%
Laboratory Products and Services	2,413	41.2%	1,699	35.7%
Eliminations	(263)	(4.5)%	(215)	(4.6)%

	$5,853	100%	$4,765	100%
Sales in the first quarter of 2018 were $5.85 billion, an increase of $1.09 billion from 2017. Sales increased $565 million due to acquisitions. The favorable effects of currency translation resulted in an increase in revenues of $209 million in the first quarter of 2018. Aside from the effects of acquisitions and currency translation, revenues increased $314 million (7%) primarily due to increased demand in the quarter compared to the 2017 quarter. Sales to customers in each of the company's primary end markets grew. Sales growth was moderate in North America, strong in Europe and particularly strong in Asia.
In the first quarter of 2018, total company operating income and operating income margin were $786 million and 13.4%, respectively, compared with $620 million and 13.0%, respectively, in 2017. The increase in operating income was primarily due to profit on higher sales in local currencies and, to a lesser extent, the effect of acquisitions and productivity improvements, net of inflationary cost increases, offset in part by an increase in amortization of acquisition-related intangible assets, due to recent acquisitions, and strategic growth investments. The company’s references to strategic growth investments generally refer to targeted spending for enhancing commercial capabilities, including expansion of geographic sales reach and e-commerce platforms, marketing initiatives, focused research projects and other expenditures to enhance the customer experience. The company’s references throughout this discussion to productivity improvements generally refer to improved cost efficiencies from its Practical Process Improvement (PPI) business system, reduced costs resulting from global sourcing initiatives, a lower cost structure following restructuring actions, including headcount reductions and consolidation of facilities, and low cost region manufacturing.
The company recorded a $55 million provision for income taxes in the first quarter of 2018. In the first quarter of 2018, the company recorded a net tax provision of $21 million to adjust the estimated initial impacts of U.S. tax reform recorded in 2017, consisting of an incremental provision of $70 million offset in part by a $49 million reduction of related unrecognized tax benefits established in 2017. The adjustment was required based on new U.S. Treasury guidance released in the first quarter of 2018. The company expects its effective tax rate for all of 2018 will be between 6% and 9% based on currently forecasted rates of profitability in the countries in which the company conducts business and expected generation of foreign tax credits. Due primarily to the non-deductibility of intangible asset amortization for tax purposes, the company’s cash payments for income taxes are higher than its income tax expense for financial reporting purposes and are expected to total $525 to $575 million in 2018.
The company recorded a $48 million benefit from income taxes in the first quarter of 2017 as a result of a $65 million favorable adjustment to deferred tax balances due to extension of a tax holiday agreement in Singapore. The effective rate in both periods was also affected by relatively significant earnings in lower tax jurisdictions.
Net income increased to $579 million in the first quarter of 2018 from $551 million in the first quarter of 2017, primarily due to the increase in operating income in the 2018 period (discussed above) offset in part by higher income taxes (discussed above) and, to a lesser extent, higher interest expense due to an increase in outstanding debt.
During the first three months of 2018, the company’s cash flow from operations totaled $78 million compared with $361 million for 2017. The decrease primarily resulted from higher investment in working capital in 2018, offset in part by higher income before amortization and depreciation in the 2018 period.
As of March 31, 2018, the company’s short-term debt totaled $2.81 billion including $1.17 billion of commercial paper obligations and $1.64 billion of senior notes due within the next twelve months. The company has a revolving credit facility with a bank group that provides up to $2.50 billion of unsecured multi-currency revolving credit. If the company borrows under

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Overview of Results of Operations and Liquidity (continued)

this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of March 31, 2018, no borrowings were outstanding under the company’s revolving credit facility, although available capacity was reduced by approximately $75 million as a result of outstanding letters of credit.
The company believes that its existing cash and cash equivalents of $950 million as of March 31, 2018 and its future cash flow from operations together with available borrowing capacity under its revolving credit agreement will be sufficient to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months.
Critical Accounting Policies and Estimates
The company’s discussion and analysis of its financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent liabilities. On an on-going basis, management evaluates its estimates, including those related to business combinations, intangible assets and goodwill, income taxes, contingencies and litigation, and pension costs. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management bases its estimates on historical experience, current market and economic conditions and other assumptions that management believes are reasonable. The results of these estimates form the basis for judgments about the carrying value of assets and liabilities where the values are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements of the company’s Form 10-K for 2017, describe the significant accounting estimates and policies used in preparation of the consolidated financial statements. While there have been no significant changes in the company's critical accounting policies during the first three months of 2018, as described in Note 1, the company changed the manner in which it accounts for revenue from contracts with customers under guidance that became effective January 1, 2018.
Results of Operations
First Quarter 2018 Compared With First Quarter 2017

	Three Months Ended
(In millions)	March 31, 2018	April 1, 2017	Total Change	Currency Translation	Acquisitions/ Divestitures	Operations

Revenues
Life Sciences Solutions	$1,499	$1,363	$136	$62	$—	$74
Analytical Instruments	1,257	1,052	205	54	12	139
Specialty Diagnostics	947	866	81	38	3	40
Laboratory Products and Services	2,413	1,699	714	62	554	98
Eliminations	(263)	(215)	(48)	(7)	(4)	(37)

Consolidated Revenues	$5,853	$4,765	$1,088	$209	$565	$314
Sales in the first quarter of 2018 were $5.85 billion, an increase of $1.09 billion from the first quarter of 2017. Sales increased $565 million due to acquisitions. The favorable effects of currency translation resulted in an increase in revenues of $209 million in 2018. Aside from the effects of acquisitions/divestitures and currency translation, revenues increased $314 million (7%) primarily due to increased demand in the quarter compared to the 2017 quarter. Sales to customers in each of the company's primary end markets grew. Sales growth was moderate in North America, strong in Europe and particularly strong in Asia.
In the first quarter of 2018, total company operating income and operating income margin were $786 million and 13.4%, respectively, compared with $620 million and 13.0%, respectively, in 2017. The increase in operating income was primarily due to profit on higher sales in local currencies and, to a lesser extent, the effect of acquisitions and productivity improvements, net of inflationary cost increases, offset in part by an increase in amortization of acquisition-related intangible assets, due to recent acquisitions, and strategic growth investments.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

In the first quarter of 2018, the company recorded restructuring and other costs, net, of $56 million, including $3 million of charges to cost of revenues primarily for the sale of inventories revalued at the date of acquisition. The company recorded $8 million of charges to selling, general and administrative expenses, primarily for third-party transaction/integration costs related to the acquisition of Patheon. The company recorded $35 million of cash restructuring costs, including severance and abandoned facilities costs associated with the closure and consolidation of facilities in the U.S. and Europe. The company also recorded $10 million of other charges, net, principally for litigation-related matters and hurricane response costs (see Note 13).
In the first quarter of 2017, the company recorded restructuring and other costs, net, of $86 million, including $31 million of charges to cost of revenues primarily for the sale of inventories revalued at the date of acquisition and $31 million of charges to selling, general and administrative expenses, primarily for changes in estimates of acquisition contingent consideration. In addition, the company recorded $18 million of cash restructuring costs, primarily to achieve acquisition synergies, including severance and abandoned facilities costs associated with the closure and consolidation of facilities in the U.S. The company’s other businesses incurred costs for continued headcount reductions and facility consolidations in an effort to streamline operations including severance at several businesses and abandoned facility expenses at businesses that have been or are being consolidated in the U.S., Europe and Asia. The company also recorded $5 million of other charges, net, principally associated with litigation-related matters.
As of May 4, 2018, the company has identified restructuring actions that will result in additional charges of approximately $105 million in 2018 and 2019, and expects to identify additional actions during 2018 which will be recorded when specified criteria are met, such as communication of benefit arrangements and abandonment of leased facilities.
Segment Results
The company’s management evaluates segment operating performance using operating income before certain charges/credits to cost of revenues and selling, general and administrative expenses, principally associated with acquisition-related activities; restructuring and other costs/income including costs arising from facility consolidations such as severance and abandoned lease expense and gains and losses from the sale of real estate and product lines; and amortization of acquisition-related intangible assets. The company uses this measure because it helps management understand and evaluate the segments’ core operating results and facilitate comparison of performance for determining compensation (Note 4). Accordingly, the following segment data is reported on this basis.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

	Three Months Ended
	March 31,	April 1,
(Dollars in millions)	2018	2017	Change

Revenues
Life Sciences Solutions	$1,499	$1,363	10%
Analytical Instruments	1,257	1,052	19%
Specialty Diagnostics	947	866	9%
Laboratory Products and Services	2,413	1,699	42%
Eliminations	(263)	(215)	22%

Consolidated Revenues	$5,853	$4,765	23%

Segment Income
Life Sciences Solutions	$517	$433	19%
Analytical Instruments	246	192	28%
Specialty Diagnostics	243	233	4%
Laboratory Products and Services	280	216	30%

Subtotal Reportable Segments	1,286	1,074	20%

Cost of Revenues Charges	(3)	(31)
Selling, General and Administrative Charges, Net	(8)	(31)
Restructuring and Other Costs, Net	(45)	(24)
Amortization of Acquisition-related Intangible Assets	(444)	(368)

Consolidated Operating Income	$786	$620	27%

Reportable Segments Operating Income Margin	22.0%	22.5%

Consolidated Operating Income Margin	13.4%	13.0%
Income from the company’s reportable segments increased 20% to $1.29 billion in the first quarter of 2018 due primarily to profit on higher sales in local currencies and, to a lesser extent, the effect of acquisitions, favorable foreign currency exchange and productivity improvements, net of inflationary cost increases, offset in part by strategic growth investments.
Life Sciences Solutions

	Three Months Ended
	March 31,	April 1,
(Dollars in millions)	2018	2017	Change

Revenues	$1,499	$1,363	10%

Operating Income Margin	34.5%	31.8%	2.7 pt
Sales in the Life Sciences Solutions segment increased $136 million to $1.50 billion in the first quarter of 2018. Sales increased $74 million (5%) due to higher revenues at existing businesses and $62 million due to the favorable effects of currency translation. The increase in revenue at existing businesses was primarily due to increased demand for biosciences products and bioprocess production products.
Operating income margin was 34.5% in the first quarter of 2018 compared to 31.8% in the first quarter of 2017. The increase resulted primarily from productivity improvements, net of inflationary cost increases, profit on higher sales in local currencies and favorable foreign currency exchange. These increases were offset in part by unfavorable sales mix.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

Analytical Instruments

	Three Months Ended
	March 31,	April 1,
(Dollars in millions)	2018	2017	Change

Revenues	$1,257	$1,052	19%

Operating Income Margin	19.6%	18.2%	1.4 pt
Sales in the Analytical Instruments segment increased $205 million to $1.26 billion in the first quarter of 2018. Sales increased $139 million (13%) due to higher revenues at existing businesses, $54 million due to the favorable effects of currency translation and $12 million due to acquisitions. The increase in revenue at existing businesses was due to increased demand at each of the segment's principal businesses, particularly for products sold by the segment's electron microscopy business and chromatography and mass spectrometry business.
Operating income margin was 19.6% in the first quarter of 2018 compared to 18.2% in the first quarter of 2017. The increase resulted primarily from profit on higher sales in local currencies and, to a lesser extent, productivity improvements, net of inflationary cost increases, offset in part by strategic growth investments and, to a lesser extent, unfavorable foreign currency exchange.
Specialty Diagnostics

	Three Months Ended
	March 31,	April 1,
(Dollars in millions)	2018	2017	Change

Revenues	$947	$866	9%

Operating Income Margin	25.6%	26.9%	-1.3 pt
Sales in the Specialty Diagnostics segment increased $81 million to $947 million in the first quarter of 2018. Sales increased $40 million (5%) due to higher revenues at existing businesses, $38 million due to the favorable effects of currency translation and $3 million due to an acquisition. The increase in revenue at existing businesses was due to higher demand with particular strength in sales of products sold through the segment’s healthcare market channel and, to a lesser extent, clinical diagnostic products.
Operating income margin was 25.6% in the first quarter of 2018 and 26.9% in the first quarter of 2017. The decrease resulted primarily from unfavorable sales mix and strategic growth investments, offset in part by profit on higher sales in local currencies and favorable foreign currency exchange.
Laboratory Products and Services

	Three Months Ended
	March 31,	April 1,
(Dollars in millions)	2018	2017	Change

Revenues	$2,413	$1,699	42%

Operating Income Margin	11.6%	12.7%	-1.1 pt
Sales in the Laboratory Products and Services segment increased $714 million to $2.41 billion in the first quarter of 2018. Sales increased $554 million due to an acquisition, $98 million (6%) due to higher revenues at existing businesses and $62 million due to the favorable effects of currency translation. The increase in revenue at existing businesses was primarily due to increased demand for products sold through the segment's channel business and, to a lesser extent, its clinical trials business.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

Operating income margin was 11.6% in the first quarter of 2018 and 12.7% in the first quarter of 2017. The decrease was primarily due to unfavorable sales mix and, to a lesser extent, strategic investments offset in part by profit on higher sales in local currencies.
Other Expense, Net
The company reported other expense, net, of $152 million and $117 million in the first quarter of 2018 and 2017, respectively (Note 5). Interest expense increased $28 million, primarily due to an increase in outstanding debt.
Provision for Income Taxes
The company recorded a $55 million provision for income taxes in the first quarter of 2018. In the first quarter of 2018, the company recorded a net tax provision of $21 million to adjust the estimated initial impacts of U.S. tax reform recorded in 2017, consisting of an incremental provision of $70 million offset in part by a $49 million reduction of related unrecognized tax benefits established in 2017. The adjustment was required based on new U.S. Treasury guidance released in the first quarter of 2018. The company expects its effective tax rate for all of 2018 will be between 6% and 9% based on currently forecasted rates of profitability in the countries in which the company conducts business and expected generation of foreign tax credits. Due primarily to the non-deductibility of intangible asset amortization for tax purposes, the company’s cash payments for income taxes are higher than its income tax expense for financial reporting purposes and are expected to total $525 to $575 million in 2018.
The company recorded a $48 million benefit from income taxes in the first quarter of 2017 as a result of a $65 million favorable adjustment to deferred tax balances due to extension of a tax holiday agreement in Singapore. The effective rate in both periods was also affected by relatively significant earnings in lower tax jurisdictions.
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
Liquidity and Capital Resources
Consolidated working capital was $2.52 billion at March 31, 2018, compared with $2.37 billion at December 31, 2017. Included in working capital were cash and cash equivalents of $950 million at March 31, 2018 and $1.34 billion at December 31, 2017.
First Three Months of 2018
Cash provided by operating activities was $78 million during the first three months of 2018. Cash provided by income was offset in part by investments in working capital. Increases in accounts receivable and inventories used cash of $71 million and $124 million, respectively, primarily to support growth in sales in local currencies. An increase in other assets used cash of $192 million primarily due to the timing of income tax refunds and customer billings. Other liabilities decreased by $520 million primarily due to the timing of payments for incentive compensation and income taxes. Cash payments for income taxes increased to $331 million during the first three months of 2018, compared with $215 million in the first three months of 2017. The company made cash contributions to its pension and postretirement benefit plans totaling $24 million during the first three months of 2018. Payments for restructuring actions, principally severance costs and lease and other expenses of real estate consolidation, used cash of $23 million during the first three months of 2018.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Liquidity and Capital Resources (continued)

During the first three months of 2018, the company’s investing activities used $179 million of cash. Acquisitions used cash of $57 million. The company’s investing activities also included the purchase of $118 million of property, plant and equipment.
The company’s financing activities used $342 million of cash during the first three months of 2018. Repayment of senior notes used cash of $453 million. A net increase in commercial paper obligations provided cash of $182 million. The company’s financing activities also included the payment of $60 million in cash dividends, offset in part by $39 million of net proceeds from employee stock option exercises. On July 7, 2016, the Board of Directors authorized the repurchase of up to $1.50 billion of the company’s common stock. At May 4, 2018, $500 million was available for future repurchases of the company’s common stock under this authorization. In May 2018, the company issued additional commercial paper obligations and used the proceeds and cash on hand to repay all of the $900 million principal balance of the 2.40% Senior Notes due 2019.
The company's commitments for purchases of property, plant and equipment, contractual obligations and other commercial commitments did not change materially between December 31, 2017 and March 31, 2018, except for changes in debt (discussed above). The company expects that for all of 2018, expenditures for property, plant and equipment, net of disposals, will approximate $700 to $730 million.
As of March 31, 2018, the company’s short-term debt totaled $2.81 billion including $1.17 billion of commercial paper obligations and $1.64 billion of senior notes due within the next twelve months. The company has a revolving credit facility with a bank group that provides up to $2.50 billion of unsecured multi-currency revolving credit. If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of March 31, 2018, no borrowings were outstanding under the company’s revolving credit facility, although available capacity was reduced by approximately $75 million as a result of outstanding letters of credit.
Approximately half of the company’s cash balances and cash flows from operations are from outside the U.S. The company uses its non-U.S. cash for needs outside of the U.S. including acquisitions and repayment of acquisition-related intercompany debt to the U.S. In addition, the company also transfers cash to the U.S. using non-taxable returns of capital as well as dividends where the related U.S. dividend received deduction or foreign tax credit equals any tax cost arising from the dividends. As a result of using such means of transferring cash to the U.S., the company does not expect any material adverse liquidity effects from its significant non-U.S. cash balances for the foreseeable future.
The company believes that its existing cash and cash equivalents of $950 million as of March 31, 2018 and its future cash flow from operations together with available borrowing capacity under its revolving credit agreement will be sufficient to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months.
First Three Months of 2017
Cash provided by operating activities was $361 million during the first three months of 2017. An increase in inventories used cash of $105 million primarily to support growth in sales in local currencies. An increase in other assets used cash of $134 million primarily due to the timing of payments. Other liabilities decreased by $303 million primarily due to the timing of payments for income taxes and incentive compensation. Cash payments for income taxes totaled $215 million. The company made cash contributions to its pension and postretirement benefit plans totaling $173 million during the first three months of 2017. Payments for restructuring actions, principally severance costs and lease and other expenses of real estate consolidation, used cash of $32 million during the first three months of 2017.
During the first three months of 2017, the company’s investing activities used $382 million of cash. Acquisitions used cash of $301 million. The company’s investing activities also included the purchase of $93 million of property, plant and equipment.
The company’s financing activities used $119 million of cash during the first three months of 2017. Issuance of debt provided cash of $519 million and an increase in commercial paper obligations provided cash of $566 million. Repayment of debt used cash of $703 million. The company’s financing activities also included the repurchase of $500 million of the company's common stock and the payment of $59 million in cash dividends, offset in part by $58 million of net proceeds from employee stock option exercises.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The company's exposure to market risk from changes in interest rates and currency exchange rates has not changed materially from its exposure at year-end 2017.

THERMO FISHER SCIENTIFIC INC.

Item 4.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
The company’s management, with the participation of the company’s chief executive officer and chief financial officer, evaluated the effectiveness of the company’s disclosure controls and procedures as of March 31, 2018. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the company’s disclosure controls and procedures as of March 31, 2018, the company’s chief executive officer and chief financial officer concluded that, as of such date, the company’s disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended March 31, 2018, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

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
As a multinational corporation, we are exposed to fluctuations in currency exchange rates, which could adversely affect our cash flows and results of operations. International markets contribute a substantial portion of our revenues, and we intend to continue expanding our presence in these regions. The exposure to fluctuations in currency exchange rates takes on different forms. International revenues and costs are subject to the risk that fluctuations in exchange rates could adversely affect our reported revenues and profitability when translated into U.S. dollars for financial reporting purposes. These fluctuations could also adversely affect the demand for products and services provided by us. As a multinational corporation, our businesses occasionally invoice third-party customers in currencies other than the one in which they primarily do business (the "functional currency"). Movements in the invoiced currency relative to the functional currency could adversely impact our cash flows and our results of operations. As our international sales grow, exposure to fluctuations in currency exchange rates could have a larger effect on our financial results. In the first three months of 2018, currency translation had a favorable effect of $209 million on revenues due to the weakening of the U.S. dollar relative to other currencies in which the company sells products and services.
Significant developments stemming from the U.S. administration or the U.K.’s referendum on membership in the EU could have an adverse effect on us. The U.S. administration has called for substantial changes to trade agreements, such as the North American Free Trade Agreement (NAFTA), and is imposing significant increases on tariffs on goods imported into the United States, particularly from China and Mexico. The administration has also indicated an intention to request Congress

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

to make significant changes, replacement or elimination of the Patient Protection and Affordable Care Act, and government negotiation/regulation of drug prices paid by government programs. Changes in U.S. social, political, regulatory and economic conditions or laws and policies governing the health care system and drug prices, foreign trade, manufacturing, and development and investment in the territories and countries where we or our customers operate could adversely affect our operating results and our business.
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
Third parties may assert claims against us to the effect that we are infringing on their intellectual property rights. Our Life Technologies subsidiary is party to certain lawsuits in which plaintiffs claim we infringe their intellectual property (Note 9). We could incur substantial costs and diversion of management resources in defending these claims, which could have a material adverse effect on our business, financial condition and results of operations. In addition, parties making these claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief, which could effectively block our ability to make, use, sell, distribute, or market our products and services in the United States or abroad. In the event that a claim relating to intellectual property is asserted against us, or third parties not affiliated with us hold pending or issued patents that relate to our products or technology, we may seek licenses to such intellectual property or challenge those patents. However, we may be unable to obtain these licenses on commercially reasonable terms, if at all, and our challenge of the patents may be unsuccessful. Our failure to obtain the necessary licenses or other rights could prevent the sale, manufacture, or distribution of our products and, therefore, could have a material adverse effect on our business, financial condition and results of operations.
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

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

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
Moreover, we have acquired many companies and businesses. As a result of these acquisitions, we recorded significant goodwill and indefinite-lived intangible assets (primarily tradenames) on our balance sheet, which amount to approximately $25.36 billion and $1.29 billion, respectively, as of March 31, 2018. In addition, we have definite-lived intangible assets totaling $15.11 billion as of March 31, 2018. We assess the realizability of goodwill and indefinite-lived intangible assets annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. We assess the realizability of definite-lived intangible assets whenever events or changes in circumstances indicate that these assets may be impaired. These events or circumstances would generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and intangible assets will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill and intangible assets, we may be required to incur material charges relating to the impairment of those assets.
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

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

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
We are also subject to a variety of federal, state, local and international laws and regulations that govern, among other things, the importation and exportation of products, the handling, transportation and manufacture of substances that could be classified as hazardous, and our business practices in the U.S. and abroad such as anti-corruption, anti-competition and privacy and data protection laws. Any noncompliance by us with applicable laws and regulations or the failure to maintain, renew or obtain necessary permits and licenses could result in criminal, civil and administrative penalties and could have an adverse effect on our results of operations.
Our business could be adversely affected by disruptions at our sites. We rely upon our manufacturing operations to produce many of the products we sell and our warehouse facilities to store products, pending sale. Any significant disruption of

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

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
Our debt may restrict our investment opportunities or limit our activities. As of March 31, 2018, we had approximately $20.94 billion in outstanding indebtedness. In addition, we have availability to borrow under a revolving credit facility that provides for up to $2.50 billion of unsecured multi-currency revolving credit. We may also obtain additional long-term debt and lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.
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
Additionally, the agreements governing our debt require that we maintain certain financial ratios, and contain affirmative and negative covenants that restrict our activities by, among other limitations, limiting our ability to incur additional

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

indebtedness, merge or consolidate with other entities, make investments, create liens, sell assets and enter into transactions with affiliates. The covenants in our revolving credit facility (the Facility) include a Consolidated Leverage Ratio (total debt-to-Consolidated EBITDA) and a Consolidated Interest Coverage Ratio (Consolidated EBITDA to Consolidated Interest Expense), as such terms are defined in the Facility. Specifically, the company has agreed that, so long as any lender has any commitment under the Facility, any letter of credit is outstanding under the Facility, or any loan or other obligation is outstanding under the Facility, it will maintain a maximum Consolidated Leverage Ratio of 4.0:1.0 through the second quarter of 2018 and then stepping down to 3.5:1.0 for the third quarter of 2018 and thereafter. The company has also agreed that so long as any lender has any commitment under the Facility or any letter of credit is outstanding under the Facility, or any loan or other obligation is outstanding under the Facility, it will maintain a minimum Consolidated Interest Coverage Ratio of 3.0:1.0 as of the last day of any fiscal quarter.
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
Issuer Purchases of Equity Securities
There was no share repurchase activity for the company's first quarter of 2018. On July 7, 2016, the Board of Directors authorized the repurchase of up to $1.50 billion of the company’s common stock. At March 31, 2018, $500 million was available for future repurchases of the company’s common stock under this authorization.

Item 6.	Exhibits

See Exhibit Index on page 46.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 4, 2018	THERMO FISHER SCIENTIFIC INC.

/s/ Stephen Williamson
Stephen Williamson
Senior Vice President and Chief Financial Officer

/s/ Peter E. Hornstra
Peter E. Hornstra
Vice President and Chief Accounting Officer

THERMO FISHER SCIENTIFIC INC.
EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1
Summary of 2018 Annual Cash Incentive Plan Matters (set forth in Item 5.02 to the Registrant’s Current Report on Form 8-K filed March 1, 2018 [File No.1-8002] under the heading "Compensatory Arrangements of Certain Officers" and incorporated in this document by reference).*

10.2	Form of Executive Change in Control Retention Agreement for Officers (other than Marc Casper).*
10.3	Amendment No. 2 to Executive Change in Control Retention Agreement, dated March 16, 2018, between Marc N. Casper and the Registrant.*
31.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(b) and 15d-14(b), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(b) and 15d-14(b), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.

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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet at March 31, 2018 and December 31, 2017, (ii) Consolidated Statement of Income for the three months ended March 31, 2018 and April 1, 2017, (iii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2018 and April 1, 2017, (iv) Consolidated Statement of Cash Flows for the three months ended March 31, 2018 and April 1, 2017, (v) Consolidated Statement of Shareholders’ Equity for the three months ended March 31, 2018 and April 1, 2017 and (vi) Notes to Consolidated Financial Statements.