Form 10-Q
period 2018-06-30
THERMO FISHER SCIENTIFIC INC.
filed 2018-08-03
CIK 97745

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended
June 30, 2018
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at June 30, 2018
Common Stock, $1.00 par value	402,796,251

THERMO FISHER SCIENTIFIC INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2018

THERMO FISHER SCIENTIFIC INC.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30,	December 31,
(In millions except share and per share amounts)	2018	2017

Assets
Current Assets:
Cash and cash equivalents	$937	$1,335
Accounts receivable, less allowances of $115 and $109	3,911	3,879
Inventories	2,866	2,971
Refundable income taxes	530	432
Other current assets	1,230	804

Total current assets	9,474	9,421

Property, Plant and Equipment, Net	3,952	4,047
Acquisition-related Intangible Assets, Net	15,680	16,684
Other Assets	1,177	1,227
Goodwill	25,120	25,290

Total Assets	$55,403	$56,669

Liabilities and Shareholders' Equity
Current Liabilities:
Short-term obligations and current maturities of long-term obligations	$1,711	$2,135
Accounts payable	1,359	1,428
Accrued payroll and employee benefits	755	918
Contract liabilities	816	—
Deferred revenue	—	719
Other accrued expenses	1,339	1,848

Total current liabilities	5,980	7,048

Deferred Income Taxes	2,599	2,766
Other Long-term Liabilities	2,670	2,569
Long-term Obligations	17,709	18,873

Shareholders' Equity:
Preferred stock, $100 par value, 50,000 shares authorized; none issued
Common stock, $1 par value, 1,200,000,000 shares authorized; 429,925,100 and 428,327,873 shares issued	430	428
Capital in excess of par value	14,408	14,177
Retained earnings	17,226	15,914
Treasury stock at cost, 27,128,849 and 27,013,311 shares	(3,128)	(3,103)
Accumulated other comprehensive items	(2,491)	(2,003)

Total shareholders' equity	26,445	25,413

Total Liabilities and Shareholders' Equity	$55,403	$56,669

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(In millions except per share amounts)	2018	2017	2018	2017

Revenues
Product revenues	$4,708	$4,298	$9,236	$8,400
Service revenues	1,370	692	2,695	1,355

Total revenues	6,078	4,990	11,931	9,755

Costs and Operating Expenses:
Cost of product revenues	2,390	2,244	4,715	4,373
Cost of service revenues	950	462	1,898	905
Selling, general and administrative expenses	1,542	1,291	3,057	2,625
Research and development expenses	242	222	476	437
Restructuring and other costs, net	17	22	62	46

Total costs and operating expenses	5,141	4,241	10,208	8,386

Operating Income	937	749	1,723	1,369
Other Expense, Net	(131)	(123)	(283)	(240)

Income from Continuing Operations Before Income Taxes	806	626	1,440	1,129
(Provision for) Benefit from Income Taxes	(54)	(13)	(109)	35

Income from Continuing Operations	752	613	1,331	1,164
Loss from Discontinued Operations (net of income tax benefit of $0, $0, $0 and $0)	—	(1)	—	(1)

Net Income	$752	$612	$1,331	$1,163

Earnings per Share from Continuing Operations
Basic	$1.87	$1.57	$3.31	$2.98
Diluted	$1.85	$1.56	$3.28	$2.96

Earnings per Share
Basic	$1.87	$1.57	$3.31	$2.98
Diluted	$1.85	$1.56	$3.28	$2.95

Weighted Average Shares
Basic	403	390	402	390
Diluted	406	393	406	394

Cash Dividends Declared per Common Share	$0.17	$0.15	$0.34	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(In millions)	2018	2017	2018	2017

Comprehensive Income
Net Income	$752	$612	$1,331	$1,163

Other Comprehensive Items:
Currency translation adjustment (net of tax provision of $94, $0, $47 and $0)	(462)	219	(415)	379
Unrealized gains and losses on available-for-sale investments:
Unrealized holding gains arising during the period (net of tax provision of $0, $1, $0 and $1)	—	1	—	2
Reclassification adjustment for (gains) losses included in net income (net of tax (provision) benefit of $0, ($1), $0 and ($1))	—	(1)	—	(1)
Unrealized gains and losses on hedging instruments:
Reclassification adjustment for losses included in net income (net of tax benefit of $1, $1, $2 and $2)	2	2	4	4
Pension and other postretirement benefit liability adjustments:
Pension and other postretirement benefit liability adjustments arising during the period (net of tax provision (benefit) of $2, ($2), $1 and ($3))	5	(7)	3	(9)
Amortization of net loss and prior service benefit included in net periodic pension cost (net of tax benefit of $2, $1, $3 and $2)	6	3	8	5

Total other comprehensive items	(449)	217	(400)	380

Comprehensive Income	$303	$829	$931	$1,543

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,	July 1,
(In millions)	2018	2017

Operating Activities
Net income	$1,331	$1,163
Loss from discontinued operations	—	1

Income from continuing operations	1,331	1,164

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,146	942
Change in deferred income taxes	(99)	(299)
Non-cash stock-based compensation	91	71
Non-cash charges for sale of inventories revalued at the date of acquisition	8	31
Other non-cash expenses, net	55	46
Changes in assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	(97)	(127)
Inventories	(195)	(146)
Other assets	(247)	(178)
Accounts payable	(20)	49
Other liabilities	(408)	(161)
Contributions to retirement plans	(43)	(181)

Net cash provided by continuing operations	1,522	1,211
Net cash used in discontinued operations	—	(1)

Net cash provided by operating activities	1,522	1,210

Investing Activities
Acquisitions, net of cash acquired	(59)	(307)
Purchase of property, plant and equipment	(301)	(181)
Proceeds from sale of property, plant and equipment	3	2
Other investing activities, net	(7)	9

Net cash used in investing activities	$(364)	$(477)

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(Unaudited)

	Six Months Ended
	June 30,	July 1,
(In millions)	2018	2017

Financing Activities
Net proceeds from issuance of debt	$—	$519
Repayment of debt	(1,353)	(1,329)
Proceeds from issuance of commercial paper	2,761	4,487
Repayments of commercial paper	(2,655)	(3,991)
Purchases of company common stock	—	(750)
Dividends paid	(129)	(118)
Net proceeds from issuance of company common stock under employee stock plans	78	99
Other financing activities	(50)	—

Net cash used in financing activities	(1,348)	(1,083)

Exchange Rate Effect on Cash	(215)	168

Decrease in Cash, Cash Equivalents and Restricted Cash	(405)	(182)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	1,361	811

Cash, Cash Equivalents and Restricted Cash at End of Period	$956	$629

See Note 12 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Total Shareholders' Equity
(In millions)	Shares	Amount			Shares	Amount

Balance at December 31, 2016	415	$415	$12,140	$13,927	22	$(2,306)	$(2,636)	$21,540
Issuance of shares under employees' and directors' stock plans	2	2	120	—	—	(14)	—	108
Stock-based compensation	—	—	71	—	—	—	—	71
Purchases of company common stock	—	—	—	—	5	(750)	—	(750)
Dividends declared	—	—	—	(118)	—	—	—	(118)
Net income	—	—	—	1,163	—	—	—	1,163
Other comprehensive items	—	—	—	—	—	—	380	380
Other	—	—	(3)	—	—	—	—	(3)

Balance at July 1, 2017	417	$417	$12,328	$14,972	27	$(3,070)	$(2,256)	$22,391

Balance at December 31, 2017	428	$428	$14,177	$15,914	27	$(3,103)	$(2,003)	$25,413
Cumulative effect of accounting changes	—	—	—	118	—	—	(88)	30
Issuance of shares under employees' and directors' stock plans	2	2	113	—	—	(25)	—	90
Stock-based compensation	—	—	91	—	—	—	—	91
Dividends declared	—	—	—	(137)	—	—	—	(137)
Net income	—	—	—	1,331	—	—	—	1,331
Other comprehensive items	—	—	—	—	—	—	(400)	(400)
Other	—	—	27	—	—	—	—	27

Balance at June 30, 2018	430	$430	$14,408	$17,226	27	$(3,128)	$(2,491)	$26,445

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
Interim Financial Statements
The interim consolidated financial statements presented herein have been prepared by the company, are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at June 30, 2018, the results of operations for the three- and six-month periods ended June 30, 2018 and July 1, 2017, and the cash flows for the six-month periods ended June 30, 2018 and July 1, 2017. Interim results are not necessarily indicative of results for a full year.
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
Note 1 to the consolidated financial statements for 2017 describes the significant accounting estimates and policies used in preparation of the consolidated financial statements. Except for the accounting for revenue arising from contracts with customers, as noted below, there have been no material changes in the company’s significant accounting policies during the six months ended June 30, 2018.
Revenue Recognition
The company recognizes revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.
Consumables revenues consist of single-use products and are recognized at a point in time following the transfer of control of such products to the customer, which generally occurs upon shipment. Instruments revenues typically consist of longer-lived assets that, for the substantial majority of sales, are recognized at a point in time in a manner similar to consumables. Service revenues (clinical trial logistics, pharmaceutical development and manufacturing services, asset management, diagnostic testing, training, service contracts, and field services including related time and materials) are recognized over time as customers receive and consume the benefits of such services. For revenues recognized over time, the company generally uses costs accumulated as inputs to measure progress. For contracts that contain multiple performance obligations, the company allocates the consideration to which it expects to be entitled to each performance obligation based on relative standalone selling prices and recognizes the related revenue when or as control of each individual performance obligation is transferred to customers. The company exercises judgment in determining the timing of revenue by analyzing the point in time or the period over which the customer has the ability to direct the use of and obtain substantially all of the remaining benefits of the asset. The company immediately expenses contract costs that would otherwise be capitalized and amortized over a period of less than one year.
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
Contract asset and liability balances are as follows:

	June 30,	January 1,
(In millions)	2018	2018

Current Contract Assets, Net	$471	$396
Current Contract Liabilities	816	805
Noncurrent Contract Liabilities	337	302
Noncurrent contract assets were immaterial in 2018. In the first six months of 2018, the company recognized revenue of $483 million that was included in the contract liabilities balance at January 1, 2018.
Warranty Obligations
The liability for warranties is included in other accrued expenses in the accompanying balance sheet. The changes in the carrying amount of standard product warranty obligations are as follows:

	Six Months Ended
	June 30,	July 1,
(In millions)	2018	2017

Beginning Balance	$87	$78
Provision charged to income	58	54
Usage	(53)	(51)
Acquisitions	—	1
Adjustments to previously provided warranties, net	(2)	(1)
Currency translation	(2)	2

Ending Balance	$88	$83
Inventories
The components of inventories are as follows:

	June 30,	December 31,
(In millions)	2018	2017

Raw Materials	$776	$708
Work in Process	415	505
Finished Goods	1,675	1,758

Inventories	$2,866	$2,971

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Property, Plant and Equipment
Property, plant and equipment consists of the following:

	June 30,	December 31,
(In millions)	2018	2017

Land	$398	$401
Buildings and Improvements	1,668	1,662
Machinery, Equipment and Leasehold Improvements	4,408	4,276

Property, Plant and Equipment, at Cost	6,474	6,339
Less: Accumulated Depreciation and Amortization	2,522	2,292

Property, Plant and Equipment, Net	$3,952	$4,047
Acquisition-related Intangible Assets
Acquisition-related intangible assets are as follows:

	Balance at June 30, 2018			Balance at December 31, 2017
(In millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Definite Lived:
Customer relationships	$17,129	$(6,336)	$10,793	$17,356	$(5,902)	$11,454
Product technology	6,012	(3,024)	2,988	6,046	(2,811)	3,235
Tradenames	1,516	(884)	632	1,538	(817)	721
Other	33	(33)	—	34	(34)	—

	24,690	(10,277)	14,413	24,974	(9,564)	15,410
Indefinite Lived:
Tradenames	1,235	N/A	1,235	1,235	N/A	1,235
In-process research and development	32	N/A	32	39	N/A	39

	1,267	N/A	1,267	1,274	N/A	1,274

Acquisition-related Intangible Assets	$25,957	$(10,277)	$15,680	$26,248	$(9,564)	$16,684
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
In December 2017, the SEC staff issued guidance to address the application of accounting guidance in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act enacted on December 22, 2017. The company reported provisional amounts in its 2017 financial statements for certain income tax effects of the Tax Act for which a reasonable estimate could be determined but for which the accounting impact may change. For example, these estimates may be impacted by the need for further analysis and future clarification and guidance regarding available tax accounting methods and elections, earnings and profits computations and state tax conformity to federal changes. Adjustments to provisional amounts identified during the measurement period, which may be up to December 22, 2018, will be included as adjustments to Provision for Income Taxes in the period the amounts are determined (Note 6).
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

	Three Months Ended	Six Months Ended
	July 1,	July 1,
(In millions)	2017	2017

Increase in Total Costs and Operating Expenses (principally Selling, General and Administrative Expenses)	$3	$5
Decrease in Operating Income	3	5
Increase in Other Income (Expense)	3	5
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
In February 2016, the FASB issued new guidance which requires lessees to record most leases on their balance sheets as lease liabilities, initially measured at the present value of the future lease payments, with corresponding right-of-use assets. The new guidance also sets forth new disclosure requirements related to leases. The company plans to adopt the guidance in 2019 using a modified retrospective method. The company is currently evaluating the impact of this guidance by considering which practical expedients to elect, deploying a software tool to assist in the accounting calculations, surveying functional groups that oversee vendor relationships, and developing processes and controls to manage the changes in the lease guidance and gather information for the required disclosures. The company expects that assets and liabilities will increase upon adoption for right-of-use assets and lease liabilities. The company’s future commitments under lease obligations are summarized in Note 10 to the consolidated financial statements for 2017 included in the company's Annual Report on Form 10-K, filed with the SEC.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
Had the company continued to use the revenue recognition guidance in effect prior to 2018, no material changes would have resulted to the consolidated statements of income, comprehensive income, or cash flows for the three and six months ended June 30, 2018, from amounts reported therein. However, inventories would have been $295 million higher and other current assets would have been $335 million lower as of June 30, 2018, primarily as a result of differences in the accounting for pharmaceutical development and manufacturing services under the new revenue guidance. Under the prior guidance, costs of these services were recorded in inventory while under the new guidance, costs are expensed as the manufacturing service is performed and the company's rights to consideration are recorded as contract assets and included in other current assets.

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
The company has entered into an agreement to acquire Gatan, Inc., a wholly owned subsidiary of Roper Technologies, Inc., for approximately $925 million in cash. Gatan is a leading manufacturer of instrumentation and software used to enhance and extend the operation and performance of electron microscopes. The transaction, which is expected to be completed by the end of 2018, is subject to customary closing conditions, including regulatory approvals.

Note 3.	Revenue
Disaggregated Revenue
Revenue by type is as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(In millions)	2018	2018

Revenues
Consumables	3,178	$6,289
Instruments	1,530	2,947
Services	1,370	2,695

Consolidated revenues	$6,078	$11,931
Revenue by geographic region is as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(In millions)	2018	2018

Revenues
North America	$3,042	$5,945
Europe	1,549	3,067
Asia-Pacific	1,294	2,558
Other regions	193	361

Consolidated revenues	$6,078	$11,931

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Each reportable segment earns revenues from consumables, instruments and services in North America, Europe, Asia-Pacific and other regions. See note 4 for revenue by reportable segment and other geographic data.
Remaining Performance Obligations
The aggregate amount of the transaction price allocated to the remaining performance obligations for all open customer contracts as of June 30, 2018 was $5.12 billion. The company will recognize revenue for these performance obligations as they are satisfied, approximately 90% of which is expected to occur within the next twelve months.

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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Business Segment Information

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(In millions)	2018	2017	2018	2017

Revenues
Life Sciences Solutions	$1,569	$1,405	$3,068	$2,768
Analytical Instruments	1,311	1,166	2,568	2,218
Specialty Diagnostics	932	862	1,879	1,728
Laboratory Products and Services	2,550	1,792	4,963	3,491
Eliminations	(284)	(235)	(547)	(450)

Consolidated revenues	6,078	4,990	11,931	9,755

Segment Income (a)
Life Sciences Solutions	522	448	1,039	881
Analytical Instruments	291	232	537	424
Specialty Diagnostics	253	234	496	467
Laboratory Products and Services	337	245	617	461

Subtotal reportable segments (a)	1,403	1,159	2,689	2,233

Cost of revenues charges	(5)	(1)	(8)	(32)
Selling, general and administrative charges, net	(3)	(7)	(11)	(38)
Restructuring and other costs, net	(17)	(22)	(62)	(46)
Amortization of acquisition-related intangible assets	(441)	(380)	(885)	(748)

Consolidated operating income	937	749	1,723	1,369
Other expense, net (b)	(131)	(123)	(283)	(240)

Income from continuing operations before income taxes	$806	$626	$1,440	$1,129

Depreciation
Life Sciences Solutions	$29	$32	$60	$65
Analytical Instruments	17	17	35	34
Specialty Diagnostics	18	18	37	35
Laboratory Products and Services	66	30	129	60

Consolidated depreciation	$130	$97	$261	$194

(a)
Represents operating income before certain charges to cost of revenues and selling, general and administrative expenses; restructuring and other costs, net; and amortization of acquisition-related intangibles.

(b)	The company does not allocate other expense, net to its segments.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Geographical Information

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(In millions)	2018	2017	2018	2017

Revenues (c)
United States	$2,914	$2,484	$5,670	$4,861
China	648	512	1,189	953
Other	2,516	1,994	5,072	3,941

Consolidated revenues	$6,078	$4,990	$11,931	$9,755

(c)	Revenues are attributed to countries based on customer location.

Note 5.	Other Expense, Net
The components of other expense, net, in the accompanying statement of income are as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(In millions)	2018	2017	2018	2017

Interest Income	$31	$18	$51	$36
Interest Expense	(170)	(134)	(333)	(269)
Other Items, Net	8	(7)	(1)	(7)

Other Expense, Net	$(131)	$(123)	$(283)	$(240)
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
The provision for income taxes in the accompanying statement of income differs from the provision calculated by applying the statutory federal income tax rate to income before provision for income taxes due to the following:

	Six Months Ended
	June 30,	July 1,
(In millions)	2018	2017

Statutory Federal Income Tax Rate	21%	35%

Provision for Income Taxes at Statutory Rate	$302	$395

Increases (Decreases) Resulting From:
Foreign rate differential	(116)	(190)
Income tax credits	(119)	(114)
Global intangible low-taxed income	81	—
Foreign-derived intangible income	(22)	—
Singapore tax holiday	(19)	(10)
Impact of change in tax laws and apportionment on deferred taxes	9	(63)
Transition tax and other initial impacts of U.S. tax reform	70	—
Reversal of tax reserves, net	(49)	—
Excess tax benefits from stock options and restricted stock units	(36)	(35)
Other, net	8	(18)

Provision for (benefit from) income taxes	$109	$(35)
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
The company has significant activities in Singapore and has received considerable tax incentives. The local taxing authority granted the company pioneer company status which provides an incentive encouraging companies to undertake activities that have the effect of promoting economic or technological development in Singapore. This incentive equates to a tax exemption on earnings associated with most of the company’s manufacturing activities in Singapore and continues through December 31, 2026. In 2018 and 2017, the impact of this tax holiday decreased the annual effective tax rates by 1.3 percentage points and 0.9 percentage point, respectively, and increased diluted earnings per share by approximately $0.05 and $0.03, respectively.
Unrecognized Tax Benefits
As of June 30, 2018, the company had $1.29 billion of unrecognized tax benefits substantially all of which, if recognized, would reduce the effective tax rate.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(In millions)	2018

Balance at beginning of year	$1,409
Reductions due to acquisitions	(9)
Additions for tax positions of current year	3
Additions for tax positions of prior years	5
Reductions for tax positions of prior years	(69)
Settlements	(52)

Balance at end of period	$1,287

Note 7.	Earnings per Share

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(In millions except per share amounts)	2018	2017	2018	2017

Income from Continuing Operations	$752	$613	$1,331	$1,164
Loss from Discontinued Operations	—	(1)	—	(1)

Net Income	$752	$612	$1,331	$1,163

Basic Weighted Average Shares	403	390	402	390
Plus Effect of:
Stock options and restricted units	3	3	4	4

Diluted Weighted Average Shares	406	393	406	394

Basic Earnings per Share:
Continuing operations	$1.87	$1.57	$3.31	$2.98
Discontinued operations	—	—	—	—

Basic Earnings per Share	$1.87	$1.57	$3.31	$2.98

Diluted Earnings per Share:
Continuing operations	$1.85	$1.56	$3.28	$2.96
Discontinued operations	—	—	—	—

Diluted Earnings per Share	$1.85	$1.56	$3.28	$2.95

Antidilutive Stock Options Excluded from Diluted Weighted Average Shares	2	2	2	2

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 8.	Debt and Other Financing Arrangements

	Effective Interest Rate at June 30,	June 30,	December 31,
(Dollars in millions)	2018	2018	2017

Commercial Paper	—%	$1,005	$960
Floating Rate 2-Year Senior Notes, Due 8/9/2018 (euro-denominated)	0.37%	701	721
2.15% 3-Year Senior Notes, Due 12/14/2018		—	450
2.40% 5-Year Senior Notes, Due 2/1/2019		—	900
Floating Rate 2-Year Senior Notes, Due 7/24/2019 (euro-denominated)	0.10%	584	600
6.00% 10-Year Senior Notes, Due 3/1/2020	2.97%	750	750
4.70% 10-Year Senior Notes, Due 5/1/2020	4.23%	300	300
1.50% 5-Year Senior Notes, Due 12/1/2020 (euro-denominated)	1.62%	497	510
5.00% 10-Year Senior Notes, Due 1/15/2021	3.25%	400	400
4.50% 10-Year Senior Notes, Due 3/1/2021	6.74%	1,000	1,000
3.60% 10-Year Senior Notes, Due 8/15/2021	6.55%	1,100	1,100
3.30% 7-Year Senior Notes, Due 2/15/2022	3.42%	800	800
2.15% 7-Year Senior Notes, Due 7/21/2022 (euro-denominated)	2.28%	584	600
3.15% 10-Year Senior Notes, Due 1/15/2023	3.31%	800	800
3.00% 7-Year Senior Notes, Due 4/15/2023	6.76%	1,000	1,000
4.15% 10-Year Senior Notes, Due 2/1/2024	4.16%	1,000	1,000
0.75% 8-Year Senior Notes, Due 9/12/2024 (euro-denominated)	0.94%	1,168	1,201
2.00% 10-Year Senior Notes, Due 4/15/2025 (euro-denominated)	2.10%	748	768
3.65% 10-Year Senior Notes, Due 12/15/2025	3.77%	350	350
1.40% 8.5-Year Senior Notes, Due 1/23/2026 (euro-denominated)	1.53%	818	840
2.95% 10-Year Senior Notes, Due 9/19/2026	3.19%	1,200	1,200
1.45% 10-Year Senior Notes, Due 3/16/2027 (euro-denominated)	1.66%	584	600
3.20% 10-Year Senior Notes, Due 8/15/2027	3.39%	750	750
1.375% 12-Year Senior Notes, Due 9/12/2028 (euro-denominated)	1.46%	701	721
1.95% 12-Year Senior Notes, Due 7/24/2029 (euro-denominated)	2.08%	818	840
2.875% 20-Year Senior Notes, Due 7/24/2037 (euro-denominated)	2.94%	818	840
5.30% 30-Year Senior Notes, Due 2/1/2044	5.37%	400	400
4.10% 30-Year Senior Notes, Due 8/15/2047	4.23%	750	750
Other		23	24

Total Borrowings at Par Value		19,649	21,175
Fair Value Hedge Accounting Adjustments		(132)	(70)
Unamortized Discount, Net		(11)	(2)
Unamortized Debt Issuance Costs		(86)	(95)

Total Borrowings at Carrying Value		19,420	21,008
Less: Short-term Obligations and Current Maturities		1,711	2,135

Long-term Obligations		$17,709	$18,873
The effective interest rates for the fixed-rate debt include the stated interest on the notes, the accretion of any discount or amortization of any premium, the amortization of any debt issuance costs and, if applicable, adjustments related to hedging.
See Note 11 for fair value information pertaining to the company’s long-term obligations.
Credit Facilities
The company has a revolving credit facility with a bank group that provides for up to $2.50 billion of unsecured multi-currency revolving credit. The facility expires in July 2021. The agreement calls for interest at either a LIBOR-based rate, a

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

EURIBOR-based rate (for funds drawn in Euro) or a rate based on the prime lending rate of the agent bank, at the company’s option. The agreement contains affirmative, negative and financial covenants, and events of default customary for facilities of this type. The covenants in our revolving credit facility (the Facility) include a Consolidated Leverage Ratio (total debt-to-Consolidated EBITDA) and a Consolidated Interest Coverage Ratio (Consolidated EBITDA to Consolidated Interest Expense), as such terms are defined in the Facility. Specifically, the company has agreed that, so long as any lender has any commitment under the Facility, any letter of credit is outstanding under the Facility, or any loan or other obligation is outstanding under the Facility, it will maintain a maximum Consolidated Leverage Ratio of 3.5:1.0 for the third quarter of 2018 and thereafter. The company has also agreed that so long as any lender has any commitment under the Facility or any letter of credit is outstanding under the Facility, or any loan or other obligation is outstanding under the Facility, it will maintain a minimum Consolidated Interest Coverage Ratio of 3.0:1.0 as of the last day of any fiscal quarter. As of June 30, 2018, no borrowings were outstanding under the Facility, although available capacity was reduced by approximately $83 million as a result of outstanding letters of credit.
Commercial Paper Programs
The company has commercial paper programs pursuant to which it may issue and sell unsecured, short-term promissory notes (CP Notes). Under the U.S. program, a) maturities may not exceed 397 days from the date of issue and b) the CP Notes are issued on a private placement basis under customary terms in the commercial paper market and are not redeemable prior to maturity nor subject to voluntary prepayment. Under the euro program, maturities may not exceed 183 days and may be denominated in euro, U.S. dollars, Japanese yen, British pounds sterling, Swiss franc, Canadian dollars or other currencies. Under both programs, the CP Notes are issued at a discount from par (or premium to par, in the case of negative interest rates), or, alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. As of June 30, 2018, outstanding borrowings under these programs were $1.01 billion, with a weighted average remaining period to maturity of 58 days and are classified as short-term obligations in the accompanying balance sheet.
Senior Notes
Interest on the floating rate senior notes is payable quarterly. Interest is payable annually on the other euro-denominated senior notes and semi-annually on all other senior notes. Each of the notes may be redeemed at a redemption price of 100% of the principal amount plus a specified make-whole premium and accrued interest. The company is subject to certain affirmative and negative covenants under the indentures governing the senior notes, the most restrictive of which limits the ability of the company to pledge principal properties as security under borrowing arrangements.
Thermo Fisher Scientific (Finance I) B.V., a wholly-owned finance subsidiary of the company, issued the Floating Rate Senior Notes due 2018 included in the table above. This subsidiary has no independent function other than financing activities. The Floating Rate Senior Notes due 2018 are fully and unconditionally guaranteed by the company and no other subsidiaries of the company have guaranteed the obligations.
Interest Rate Swap Arrangements and related Cross-currency Interest Rate Swap Arrangements
The company has entered into LIBOR-based interest rate swap arrangements with various banks on several of its outstanding senior notes. The aggregate amounts of the swaps are equal to the principal amounts of the notes and the payment dates of the swaps coincide with the interest payment dates of the notes. The swap contracts provide for the company to pay a variable interest rate and receive a fixed rate. The variable interest rates reset monthly. The swaps have been accounted for as fair value hedges of the notes. See Note 11 for additional information on the interest rate swap arrangements and related cross-currency interest rate swap arrangements. The following table summarizes the outstanding interest rate swap arrangements on the company's senior notes at June 30, 2018:

	Aggregate Notional Amount		Pay Rate as of
(Dollars in millions)		Pay Rate	June 30, 2018	Receive Rate

4.50% Senior Notes due 2021 (a)	1,000	1-month LIBOR + 3.4420%	5.4245%	4.50%
3.60% Senior Notes due 2021	1,100	1-month LIBOR + 2.5150%	4.5883%	3.60%
3.00% Senior Notes due 2023 (a)	1,000	1-month LIBOR + 1.7640%	3.8373%	3.00%

(a)
The payments on $1.2 billion notional value of these interest rate swaps are offset in part by cross-currency interest rate swaps which effectively reduced the pay rate as of June 30, 2018 from a weighted average of 4.63% to a weighted average of 1.96%.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In 2018, the company entered into $1.2 billion notional value of cross-currency interest rate swaps, which effectively convert a portion of the semi-annual payments related to the variable rate, U.S. dollar denominated, LIBOR-based interest rate swaps to payments on variable rate, euro denominated, EURIBOR-based cross-currency interest rate swaps.

Note 9.	Commitments and Contingencies
Environmental Matters
The company is currently involved in various stages of investigation and remediation related to environmental matters. The company cannot predict all potential costs related to environmental remediation matters and the possible impact on future operations given the uncertainties regarding the extent of the required cleanup, the complexity and interpretation of applicable laws and regulations, the varying costs of alternative cleanup methods and the extent of the company’s responsibility. Expenses for environmental remediation matters related to the costs of installing, operating and maintaining groundwater-treatment systems and other remedial activities related to historical environmental contamination at the company’s domestic and international facilities were not material in any period presented. The company records accruals for environmental remediation liabilities, based on current interpretations of environmental laws and regulations, when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. The company calculates estimates based upon several factors, including reports prepared by environmental specialists and management’s knowledge of and experience with these environmental matters. The company includes in these estimates potential costs for investigation, remediation and operation and maintenance of cleanup sites. At June 30, 2018, the company’s total environmental liability was approximately $52 million. While management believes the accruals for environmental remediation are adequate based on current estimates of remediation costs, the company may be subject to additional remedial or compliance costs due to future events such as changes in existing laws and regulations, changes in agency direction or enforcement policies, developments in remediation technologies or changes in the conduct of the company’s operations, which could have a material adverse effect on the company’s financial position, results of operations or cash flows.
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Intellectual Property Matters
On May 26, 2010, Promega Corp. & Max-Planck-Gesellschaft Zur Forderung Der Wissenschaften EV filed a complaint against Life Technologies in the United States District Court for the Western District of Wisconsin. The plaintiffs allege patent infringement by sales and uses of Applied Biosystems’ short tandem repeat DNA identification products outside the scope of a 2006 license agreement. The plaintiff sought damages for alleged willful infringement, attorneys’ fees, costs, prejudgment interest, and injunctive relief. Although a jury initially found willful infringement and assessed damages at $52 million the District Court subsequently overturned the verdict on the grounds that the plaintiff had failed to prove infringement. The District Court entered judgment in favor of Life Technologies; and plaintiffs and Life Technologies filed cross-appeals with the United States Court of Appeals for the Federal Circuit. The $52 million award was accrued by Life Technologies and the liability was assumed by the company as of the date of the acquisition. On December 15, 2014, the Court of Appeals issued a decision invalidating four of the plaintiffs’ patents, but finding infringement by Life Technologies of the remaining fifth patent. The Court of Appeals also ordered a new trial on damages in the District Court. Life Technologies' petition to the U.S. Supreme Court seeking review of the Court of Appeals’ judgment was granted on June 27, 2016, and the case was stayed in the District Court pending the outcome of the Supreme Court’s review. On February 22, 2017, the Supreme Court issued a decision reversing the Court of Appeals’ judgment and remanding the case to the Court of Appeals for further proceedings in view of the Supreme Court’s legal interpretation of the patent law statute in question. On November 13, 2017, the Court of Appeals issued a decision holding that Promega is not entitled to recover any damages and affirming the District Court’s grant of judgment in favor of Life Technologies and denial of Promega’s motion for a new trial. The Court of Appeals denied Promega’s petition for rehearing on February 14, 2018, and Promega filed a petition with the U.S. Supreme Court on June 14, 2018, seeking review of the Court of Appeals' decision. The company has maintained the $52 million accrual, pending conclusion of this matter.
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
Changes in each component of accumulated other comprehensive items, net of tax are as follows:

(In millions)	Currency Translation Adjustment	Unrealized Losses on Available-for- Sale Investments	Unrealized Losses on Hedging Instruments	Pension and Other Postretirement Benefit Liability Adjustment	Total

Balance at December 31, 2017	$(1,755)	$(1)	$(50)	$(197)	$(2,003)
Cumulative effect of accounting changes (Note 1)	(54)	1	(11)	(24)	(88)

Other comprehensive income (loss) before reclassifications	(415)	—	—	3	(412)
Amounts reclassified from accumulated other comprehensive items	—	—	4	8	12

Net other comprehensive items	(415)	—	4	11	(400)

Balance at June 30, 2018	$(2,224)	$—	$(57)	$(210)	$(2,491)

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 11.	Fair Value Measurements and Fair Value of Financial Instruments
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
The following tables present information about the company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017:

	June 30,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2018	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents	$52	$52	$—	$—
Bank time deposits	2	2	—	—
Investments in mutual funds and other similar instruments	13	13	—	—
Warrants	4	—	4	—
Insurance contracts	116	—	116	—
Derivative contracts	9	—	9	—

Total Assets	$196	$67	$129	$—

Liabilities
Derivative contracts	$176	$—	$176	$—
Contingent consideration	40	—	—	40

Total Liabilities	$216	$—	$176	$40

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2017	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents	$22	$22	$—	$—
Bank time deposits	2	2	—	—
Investments in mutual funds and other similar instruments	13	13	—	—
Warrants	2	—	2	—
Insurance contracts	116	—	116	—
Derivative contracts	10	—	10	—

Total Assets	$165	$37	$128	$—

Liabilities
Derivative contracts	$139	$—	$139	$—
Contingent consideration	35	—	—	35

Total Liabilities	$174	$—	$139	$35
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

	Six Months Ended
	June 30,	July 1,
(In millions)	2018	2017

Contingent Consideration
Beginning Balance	$35	$6
Acquisitions	11	9
Payments	(5)	—
Change in fair value included in earnings	(1)	26

Ending Balance	$40	$41
Derivative Contracts
The following table provides the aggregate notional value of outstanding derivative contracts.

	June 30,	December 31,
(In millions)	2018	2017

Notional Amount
Interest rate swaps (described in Note 8)	$3,100	$3,100
Cross-currency interest rate swaps - designated as net investment hedges	1,200	—
Currency exchange contracts	1,974	2,921

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

	Fair Value – Assets		Fair Value – Liabilities
	June 30,	December 31,	June 30,	December 31,
(In millions)	2018	2017	2018	2017

Derivatives Designated as Hedging Instruments
Interest rate swaps (a)	$—	$—	$172	$124
Cross-currency interest rate swaps (b)	6	—	—	—
Derivatives Not Designated as Hedging Instruments
Currency exchange contracts (c)	3	10	4	15

Total Derivatives	$9	$10	$176	$139

(a)	The fair value of the interest rate swaps is included in the consolidated balance sheet under the caption other long-term liabilities.

(b)	The fair value of the cross-currency interest rate swaps is included in the consolidated balance sheet under the caption other assets.

(c)	The fair value of the currency exchange contracts is included in the consolidated balance sheet under the captions other current assets or other accrued expenses.
The following amounts related to cumulative basis adjustments for fair value hedges were included in the consolidated balance sheet under the caption long-term obligations:

	Carrying Amount of the Hedged Liability		Cumulative Amount of Fair Value Hedging Adjustment - Increase (Decrease) Included in Carrying Amount of Liability (d)
	June 30,	December 31,	June 30,	December 31,
(In millions)	2018	2017	2018	2017

Long-term Obligations	$3,250	$3,309	$(132)	$(70)

(d)	Includes increases in the carrying amount of $37 million and $43 million at June 30, 2018 and December 31, 2017, respectively, on discontinued hedging relationships.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Gain (Loss) Recognized
	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(In millions)	2018	2017	2018	2017

Fair Value Hedging Relationships
Interest rate swaps
Hedged long-term obligations - included in other expense, net	$(11)	$16	$(49)	$10
Derivatives designated as hedging instruments - included in other expense, net	10	(14)	52	(5)
Derivatives Designated as Cash Flow Hedges
Interest rate swaps
Amount reclassified from accumulated other comprehensive items to other expense, net	(3)	(3)	(6)	(6)
Derivatives Designated as Net Investment Hedges
Foreign currency-denominated debt
Included in currency translation adjustment within other comprehensive items	400	(283)	200	(329)
Cross-currency interest rate swaps
Included in currency translation adjustment within other comprehensive items	3	—	3	—
Included in other expense, net	3	—	3	—
Derivatives Not Designated as Hedging Instruments
Currency exchange contracts
Included in cost of revenues	2	(1)	—	(2)
Included in other expense, net	35	52	27	71
Gains and losses recognized on currency exchange contracts and the interest rate swaps designated as fair value hedges are included in the consolidated statement of income together with the corresponding, offsetting losses and gains on the underlying hedged transactions.
The company uses foreign currency-denominated debt and cross-currency interest rate swaps to partially hedge its net investments in foreign operations against adverse movements in exchange rates. The company’s euro-denominated senior notes and cross-currency interest rate swaps have been designated as, and are effective as, economic hedges of part of the net investment in a foreign operation. Accordingly, foreign currency transaction gains or losses due to spot rate fluctuations on the euro-denominated debt instruments and contract fair value changes on the cross-currency interest rate swaps, excluding interest accruals, are included in currency translation adjustment within other comprehensive items and shareholders’ equity.
See Note 1 to the consolidated financial statements for 2017 included in the company's Annual Report on Form 10-K and Note 8 herein for additional information on the company's risk management objectives and strategies.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Fair Value of Other Financial Instruments
The carrying value and fair value of the company’s notes receivable and debt obligations are as follows:

	June 30, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
(In millions)	Value	Value	Value	Value

Notes Receivable	$97	$101	$89	$93

Debt Obligations:
Senior notes	$18,392	$18,603	$20,024	$20,639
Commercial paper	1,005	1,005	960	960
Other	23	23	24	24

	$19,420	$19,631	$21,008	$21,623
The fair value of debt obligations was determined based on quoted market prices and on borrowing rates available to the company at the respective period ends which represent level 2 measurements.

Note 12.	Supplemental Cash Flow Information

	Six Months Ended
	June 30,	July 1,
(In millions)	2018	2017

Non-cash Investing and Financing Activities
Declared but unpaid dividends	$70	$60
Issuance of stock upon vesting of restricted stock units	66	38
Cash, cash equivalents and restricted cash is included in the consolidated balance sheet as follows:

	June 30,	December 31,
(In millions)	2018	2017

Cash and Cash Equivalents	$937	$1,335
Restricted Cash Included in Other Current Assets	17	24
Restricted Cash Included in Other Assets	2	2

Cash, Cash Equivalents and Restricted Cash	$956	$1,361
Amounts included in restricted cash represent funds held as collateral for bank guarantees and incoming cash in China awaiting government administrative clearance.

Note 13.	Restructuring and Other Costs, Net
Restructuring and other costs in the first six months of 2018 included continuing charges for headcount reductions and facility consolidations in an effort to streamline operations, including the closure and consolidation of operations within several facilities in the U.S. and Europe; third-party transaction/integration costs related to the acquisition of Patheon; sales of inventories revalued at the date of acquisition; and net charges for litigation matters. In the first six months of 2018, severance actions associated with facility consolidations and cost reduction measures affected approximately 1% of the company’s workforce.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of August 3, 2018, the company has identified restructuring actions that will result in additional charges of approximately $100 million, primarily in 2018 and 2019, which will be recorded when specified criteria are met, such as communication of benefit arrangements and abandonment of leased facilities.
Second Quarter of 2018
During the second quarter of 2018, the company recorded net restructuring and other costs by segment as follows:

(In millions)	Cost of Revenues	Selling, General and Administrative Expenses	Restructuring and Other Costs, Net	Total

Life Sciences Solutions	$—	$—	$10	$10
Analytical Instruments	2	(1)	4	5
Specialty Diagnostics	—	—	—	—
Laboratory Products and Services	3	4	3	10
Corporate	—	—	—	—

	$5	$3	$17	$25
The principal components of net restructuring and other costs by segment are as follows:
Life Sciences Solutions
In the second quarter of 2018, the Life Sciences Solutions segment recorded $10 million of net restructuring and other charges, principally charges for severance and other costs associated with facility consolidations in the U.S.
Analytical Instruments
In the second quarter of 2018, the Analytical Instruments segment recorded $5 million of net restructuring and other charges. The segment recorded $2 million of charges to cost of revenues for sales of inventories revalued at the date of acquisition; $1 million of income to selling, general, and administrative expenses for contingent acquisition consideration; and $4 million of restructuring and other costs, primarily for employee severance and other costs associated with facility consolidations in the U.S. and Europe.
Laboratory Products and Services
In the second quarter of 2018, the Laboratory Products and Services segment recorded $10 million of net restructuring and other charges. The segment recorded $3 million of charges to cost of revenues for sales of inventories revalued at the date of acquisition, as well as $4 million of charges to selling, general, and administrative expenses for third-party transaction/integration costs related to the acquisition of Patheon. The segment also recorded $3 million of restructuring and other costs, primarily for employee severance and hurricane response costs.
First Six Months of 2018
During the first six months of 2018, the company recorded net restructuring and other costs by segment as follows:

(In millions)	Cost of Revenues	Selling, General and Administrative Expenses	Restructuring and Other Costs, Net	Total

Life Sciences Solutions	$—	$—	$23	$23
Analytical Instruments	2	(1)	21	22
Specialty Diagnostics	—	—	4	4
Laboratory Products and Services	6	11	13	30
Corporate	—	1	1	2

	$8	$11	$62	$81

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The principal components of net restructuring and other costs by segment are as follows:
Life Sciences Solutions
In the first six months of 2018, the Life Sciences Solutions segment recorded $23 million of net restructuring and other charges, principally for severance, litigation-related matters, and other costs associated with facility consolidations in the U.S.
Analytical Instruments
In the first six months of 2018, the Analytical Instruments segment recorded $22 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $2 million for the sales of inventory revalued at the date of acquisition; $1 million of income to selling, general, and administrative expense for contingent acquisition consideration; and $21 million of restructuring and other costs, primarily abandoned facilities costs associated with the remediation and closure of a manufacturing facility in the U.S.
Specialty Diagnostics
In the first six months of 2018, the Specialty Diagnostics segment recorded $4 million of net restructuring and other charges for severance and other costs associated with facility consolidations in the U.S. and Europe.
Laboratory Products and Services
In the first six months of 2018, the Laboratory Products and Services segment recorded $30 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $6 million for the sales of inventory revalued at the date of acquisition, as well as $11 million of charges to selling, general, and administrative expenses for third-party transaction/integration costs related to the acquisition of Patheon. The segment also recorded $13 million of restructuring and other costs, primarily for employee severance, as well as hurricane response costs.
Corporate
In the first six months of 2018, the company recorded $2 million of net restructuring and other charges primarily for severance.
The following table summarizes the cash components of the company’s restructuring plans. The non-cash components and other amounts reported as restructuring and other costs, net, in the accompanying statement of income have been summarized in the notes to the tables. Accrued restructuring costs are included in other accrued expenses in the accompanying balance sheet.

(In millions)	Severance	Abandonment of Excess Facilities	Other (a)	Total

Balance at December 31, 2017	$30	$40	$6	$76
Costs incurred in 2018 (c)	29	20	8	57
Reserves reversed (b)	(5)	(1)	—	(6)
Payments	(23)	(14)	(9)	(46)

Balance at June 30, 2018	$31	$45	$5	$81

(a)
Other includes relocation and moving expenses associated with facility consolidations, as well as employee retention costs which are accrued ratably over the period through which employees must work to qualify for a payment.

(b)	Represents reductions in cost of plans.

(c)	Excludes $11 million of charges, net, primarily associated with litigation-related matters, hurricane response costs, and non-cash compensation due at an acquired business.
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

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Overview of Results of Operations and Liquidity

	Three Months Ended				Six Months Ended
	June 30,		July 1,		June 30,		July 1,
(Dollars in millions)	2018		2017		2018		2017

Revenues
Life Sciences Solutions	$1,569	25.8%	$1,405	28.2%	$3,068	25.7%	$2,768	28.4%
Analytical Instruments	1,311	21.6%	1,166	23.4%	2,568	21.5%	2,218	22.7%
Specialty Diagnostics	932	15.3%	862	17.3%	1,879	15.7%	1,728	17.7%
Laboratory Products and Services	2,550	42.0%	1,792	35.9%	4,963	41.6%	3,491	35.8%
Eliminations	(284)	(4.7)%	(235)	(4.8)%	(547)	(4.5)%	(450)	(4.6)%

	$6,078	100%	$4,990	100%	$11,931	100%	$9,755	100%
Sales in the second quarter of 2018 were $6.08 billion, an increase of $1.09 billion from 2017. Sales increased $577 million due to acquisitions. The favorable effects of currency translation resulted in an increase in revenues of $107 million in the second quarter of 2018. Aside from the effects of acquisitions and currency translation, revenues increased $404 million (8%) primarily due to increased demand in the quarter compared to the 2017 quarter. Sales to customers in each of the company's primary end markets grew. Sales growth was strong in each of the company's primary geographic areas, particularly Asia.
In the second quarter of 2018, total company operating income and operating income margin were $937 million and 15.4%, respectively, compared with $749 million and 15.0%, respectively, in 2017. The increase in operating income was primarily due to profit on higher sales in local currencies and, to a lesser extent, the effect of acquisitions, offset in part by strategic growth investments and an increase in amortization of acquisition-related intangible assets, due to recent acquisitions. The company’s references to strategic growth investments generally refer to targeted spending for enhancing commercial capabilities, including expansion of geographic sales reach and e-commerce platforms, marketing initiatives, focused research projects and other expenditures to enhance the customer experience. The company’s references throughout this discussion to productivity improvements generally refer to improved cost efficiencies from its Practical Process Improvement (PPI) business system, reduced costs resulting from global sourcing initiatives, a lower cost structure following restructuring actions, including headcount reductions and consolidation of facilities, and low cost region manufacturing.
The company's effective tax rate was 6.5% for the second quarter of 2018. The company expects its effective tax rate for all of 2018 will be between 6% and 9% based on currently forecasted rates of profitability in the countries in which the company conducts business and expected generation of foreign tax credits. Due primarily to the non-deductibility of intangible asset amortization for tax purposes, the company’s cash payments for income taxes are higher than its income tax expense for financial reporting purposes and are expected to total $525 to $575 million in 2018.
The company's effective tax rate was 2.1% in the second quarter of 2017. In 2017, the company continued to implement tax planning initiatives related to non-U.S. subsidiaries. The company implemented foreign tax credit planning in Sweden which resulted in $20 million of U.S. foreign tax credits with no related incremental U.S. income tax expense. The effective rate in both periods was also affected by relatively significant earnings in lower tax jurisdictions.
Net income increased to $752 million in the second quarter of 2018 from $613 million in the second quarter of 2017, primarily due to the increase in operating income in the 2018 period (discussed above) offset in part by higher income taxes (discussed above) and higher interest expense due to an increase in outstanding debt.
During the first six months of 2018, the company’s cash flow from operations totaled $1.52 billion compared with $1.21 billion for 2017. The increase primarily resulted from higher income before amortization and depreciation in the 2018 period, offset in part by higher investment in working capital in 2018.
As of June 30, 2018, the company’s short-term debt totaled $1.71 billion including $1.01 billion of commercial paper obligations and $0.70 billion of senior notes due within the next twelve months. The company has a revolving credit facility with a bank group that provides up to $2.50 billion of unsecured multi-currency revolving credit. If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of June 30, 2018, no borrowings were outstanding under the company’s revolving credit facility, although available capacity was reduced by approximately $83 million as a result of outstanding letters of credit.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Overview of Results of Operations and Liquidity (continued)

The company expects to fund the acquisition of Gatan (Note 2) with a combination of new debt financing and cash. The company believes that its existing cash and cash equivalents of $937 million as of June 30, 2018 and its future cash flow from operations together with available borrowing capacity under its revolving credit agreement will be sufficient to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months.
Critical Accounting Policies and Estimates
The company’s discussion and analysis of its financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent liabilities. On an on-going basis, management evaluates its estimates, including those related to business combinations, intangible assets and goodwill, income taxes, contingencies and litigation, and pension costs. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management bases its estimates on historical experience, current market and economic conditions and other assumptions that management believes are reasonable. The results of these estimates form the basis for judgments about the carrying value of assets and liabilities where the values are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements of the company’s Form 10-K for 2017, describe the significant accounting estimates and policies used in preparation of the consolidated financial statements. While there have been no significant changes in the company's critical accounting policies during the first six months of 2018, as described in Note 1, the company changed the manner in which it accounts for revenue from contracts with customers under guidance that became effective January 1, 2018.
Results of Operations
Second Quarter 2018 Compared With Second Quarter 2017

	Three Months Ended
(In millions)	June 30, 2018	July 1, 2017	Total Change	Currency Translation	Acquisitions	Operations

Revenues
Life Sciences Solutions	$1,569	$1,405	$164	$31	$2	$131
Analytical Instruments	1,311	1,166	145	25	11	109
Specialty Diagnostics	932	862	70	20	4	46
Laboratory Products and Services	2,550	1,792	758	35	564	159
Eliminations	(284)	(235)	(49)	(4)	(4)	(41)

Consolidated Revenues	$6,078	$4,990	$1,088	$107	$577	$404
Sales in the second quarter of 2018 were $6.08 billion, an increase of $1.09 billion from the second quarter of 2017. Sales increased $577 million due to acquisitions. The favorable effects of currency translation resulted in an increase in revenues of $107 million in 2018. Aside from the effects of acquisitions/divestitures and currency translation, revenues increased $404 million (8%) primarily due to increased demand in the quarter compared to the 2017 quarter. Sales to customers in each of the company's primary end markets grew. Sales growth was strong in each of the company's primary geographic areas, particularly Asia.
In the second quarter of 2018, total company operating income and operating income margin were $937 million and 15.4%, respectively, compared with $749 million and 15.0%, respectively, in 2017. The increase in operating income was primarily due to profit on higher sales in local currencies and, to a lesser extent, the effect of acquisitions, offset in part by strategic growth investments and an increase in amortization of acquisition-related intangible assets, due to recent acquisitions.
In the second quarter of 2018, the company recorded restructuring and other costs, net, of $25 million, including $5 million of charges to cost of revenues primarily for the sale of inventories revalued at the date of acquisition. The company recorded $3 million of charges to selling, general and administrative expenses, primarily third-party transaction/integration costs related to the acquisition of Patheon. The company recorded $16 million of cash restructuring costs, including severance

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

and abandoned facilities costs associated with the closure and consolidation of facilities in the U.S. and Europe. The company also recorded $1 million of other charges, net, principally for hurricane response costs (see Note 13).
In the second quarter of 2017, the company recorded restructuring and other costs, net, of $30 million, including $7 million of charges to selling, general and administrative expenses, primarily for third-party transaction costs related to the acquisition of Patheon. In addition, the company recorded $21 million of cash restructuring costs, primarily to achieve acquisition synergies, including severance and abandoned facilities costs associated with the closure and consolidation of facilities in the U.S. and Europe. The company’s other businesses incurred costs for continued headcount reductions and facility consolidations in an effort to streamline operations including severance at several businesses and abandoned facility expenses at businesses that have been or are being consolidated in the U.S., Europe and Asia.
As of August 3, 2018, the company has identified restructuring actions that will result in additional charges of approximately $100 million in 2018 and 2019, and expects to identify additional actions during 2018 which will be recorded when specified criteria are met, such as communication of benefit arrangements and abandonment of leased facilities.
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

	Three Months Ended
	June 30,	July 1,
(Dollars in millions)	2018	2017	Change

Revenues
Life Sciences Solutions	$1,569	$1,405	12%
Analytical Instruments	1,311	1,166	12%
Specialty Diagnostics	932	862	8%
Laboratory Products and Services	2,550	1,792	42%
Eliminations	(284)	(235)	21%

Consolidated Revenues	$6,078	$4,990	22%

Segment Income
Life Sciences Solutions	$522	$448	17%
Analytical Instruments	291	232	25%
Specialty Diagnostics	253	234	8%
Laboratory Products and Services	337	245	38%

Subtotal Reportable Segments	1,403	1,159	21%

Cost of Revenues Charges	(5)	(1)
Selling, General and Administrative Charges, Net	(3)	(7)
Restructuring and Other Costs, Net	(17)	(22)
Amortization of Acquisition-related Intangible Assets	(441)	(380)

Consolidated Operating Income	$937	$749	25%

Reportable Segments Operating Income Margin	23.1%	23.2%

Consolidated Operating Income Margin	15.4%	15.0%

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

Income from the company’s reportable segments increased 21% to $1.40 billion in the second quarter of 2018 due primarily to profit on higher sales in local currencies and, to a lesser extent, the effect of acquisitions, offset in part by strategic growth investments.
Life Sciences Solutions

	Three Months Ended
	June 30,	July 1,
(Dollars in millions)	2018	2017	Change

Revenues	$1,569	$1,405	12%

Operating Income Margin	33.3%	31.9%	1.4 pt
Sales in the Life Sciences Solutions segment increased $164 million to $1.57 billion in the second quarter of 2018. Sales increased $131 million (9%) due to higher revenues at existing businesses, $31 million due to the favorable effects of currency translation and $2 million due to an acquisition. The increase in revenue at existing businesses was primarily due to increased demand in each of the segment's principal businesses, particularly for biosciences products, bioprocess production products and, to a lesser extent, genetic sciences products and clinical next-generation sequencing products.
Operating income margin was 33.3% in the second quarter of 2018 compared to 31.9% in the second quarter of 2017. The increase resulted primarily from profit on higher sales in local currencies and, to a lesser extent, favorable foreign currency exchange. These increases were offset in part by strategic growth investments.
Analytical Instruments

	Three Months Ended
	June 30,	July 1,
(Dollars in millions)	2018	2017	Change

Revenues	$1,311	$1,166	12%

Operating Income Margin	22.2%	19.9%	2.3 pt
Sales in the Analytical Instruments segment increased $145 million to $1.31 billion in the second quarter of 2018. Sales increased $109 million (9%) due to higher revenues at existing businesses, $25 million due to the favorable effects of currency translation and $11 million due to acquisitions. The increase in revenue at existing businesses was due to increased demand for products sold by the segment's chromatography and mass spectrometry business, electron microscopy business and, to a lesser extent, chemical analysis business.
Operating income margin was 22.2% in the second quarter of 2018 compared to 19.9% in the second quarter of 2017. The increase resulted primarily from profit on higher sales in local currencies and, to a lesser extent, productivity improvements, net of inflationary cost increases, offset in part by strategic growth investments.
Specialty Diagnostics

	Three Months Ended
	June 30,	July 1,
(Dollars in millions)	2018	2017	Change

Revenues	$932	$862	8%

Operating Income Margin	27.2%	27.2%	0.0 pt
Sales in the Specialty Diagnostics segment increased $70 million to $932 million in the second quarter of 2018. Sales increased $46 million (5%) due to higher revenues at existing businesses, $20 million due to the favorable effects of currency translation and $4 million due to an acquisition. The increase in revenue at existing businesses was due to higher demand with particular strength in sales of products sold through the segment’s healthcare market channel and clinical diagnostic products.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

Operating income margin was 27.2% in the second quarter of 2018 and 27.2% in the second quarter of 2017. Margin increases due to profit on higher sales in local currencies and favorable foreign currency exchange were offset by strategic growth investments.
Laboratory Products and Services

	Three Months Ended
	June 30,	July 1,
(Dollars in millions)	2018	2017	Change

Revenues	$2,550	$1,792	42%

Operating Income Margin	13.2%	13.7%	-0.5 pt
Sales in the Laboratory Products and Services segment increased $758 million to $2.55 billion in the second quarter of 2018. Sales increased $564 million due to an acquisition, $159 million (9%) due to higher revenues at existing businesses and $35 million due to the favorable effects of currency translation. The increase in revenue at existing businesses was primarily due to increased demand for products sold through the segment's research and safety market channel business and, to a lesser extent, service offerings of its clinical trials business.
Operating income margin was 13.2% in the second quarter of 2018 and 13.7% in the second quarter of 2017. The decrease was primarily due to unfavorable sales mix and, to a lesser extent, strategic investments offset in part by profit on higher sales in local currencies.
Other Expense, Net
The company reported other expense, net, of $131 million and $123 million in the second quarter of 2018 and 2017, respectively (Note 5). Interest expense increased $36 million, primarily due to an increase in outstanding debt. This increase was offset in part by higher interest income and other income in 2018.
Provision for Income Taxes
The company's effective tax rate was 6.5% for the second quarter of 2018. The company expects its effective tax rate for all of 2018 will be between 6% and 9% based on currently forecasted rates of profitability in the countries in which the company conducts business and expected generation of foreign tax credits. Due primarily to the non-deductibility of intangible asset amortization for tax purposes, the company’s cash payments for income taxes are higher than its income tax expense for financial reporting purposes and are expected to total $525 to $575 million in 2018.
The company's effective tax rate was 2.1% in the second quarter of 2017. In 2017, the company continued to implement tax planning initiatives related to non-U.S. subsidiaries. The company implemented foreign tax credit planning in Sweden which resulted in $20 million of U.S. foreign tax credits with no related incremental U.S. income tax expense. The effective rate in both periods was also affected by relatively significant earnings in lower tax jurisdictions.
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

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

First Six Months of 2018 Compared With First Six Months of 2017

	Six Months Ended
(In millions)	June 30, 2018	July 1, 2017	Total Change	Currency Translation	Acquisitions	Operations

Revenues
Life Sciences Solutions	$3,068	$2,768	$300	$92	$2	$206
Analytical Instruments	2,568	2,218	350	79	23	248
Specialty Diagnostics	1,879	1,728	151	59	7	85
Laboratory Products and Services	4,963	3,491	1,472	97	1,118	257
Eliminations	(547)	(450)	(97)	(11)	(8)	(78)

Consolidated Revenues	$11,931	$9,755	$2,176	$316	$1,142	$718
Sales in the first six months of 2018 were $11.93 billion, an increase of $2.18 billion from the first six months of 2017. Sales increased $1.14 billion due to acquisitions. The favorable effects of currency translation resulted in an increase in revenues of $316 million in 2018. Aside from the effects of currency translation and acquisitions, revenues increased $718 million (7%) primarily due to increased demand. Sales to customers in each of the company's primary end markets grew. Sales growth was moderate in North America, strong in Europe and particularly strong in Asia.
In the first six months of 2018, total company operating income and operating income margin were $1.72 billion and 14.4%, respectively, compared with $1.37 billion and 14.0%, respectively, in the first six months of 2017. The increase in operating income was primarily due to profit on higher sales in local currencies and, to a lesser extent, the effects of acquisitions and favorable foreign currency exchange, offset in part by an increase in amortization of acquisition-related intangible assets, due to recent acquisitions and strategic growth investments.
In the first six months of 2018, the company recorded restructuring and other costs, net, of $81 million, including $8 million of charges to cost of revenues primarily for the sale of inventories revalued at the date of acquisition. The company recorded $11 million of charges to selling, general and administrative expenses, primarily for third-party transaction and integration costs associated with recent acquisitions and changes in estimates of acquisition contingent consideration. In addition, the company recorded $51 million of cash restructuring costs in its continuing effort to streamline operations, including severance at several businesses and abandoned facility expenses at businesses that have been or are being consolidated in the U.S., Europe and Asia. The company also recorded $11 million of other costs, net, principally charges for litigation-related matters, and hurricane response costs (see Note 13).
In the first six months of 2017, the company recorded restructuring and other costs, net, of $116 million, including $32 million of charges to cost of revenues primarily for the sale of inventories revalued at the date of acquisition and $38 million of charges to selling, general and administrative expenses primarily for changes in estimates of acquisition contingent consideration and third-party transaction costs associated with acquisitions. In addition, the company recorded $39 million of cash restructuring costs, primarily to achieve acquisition synergies, including severance and abandoned facilities costs associated with the closure and consolidation of facilities in the U.S. The company’s other businesses incurred costs for continued headcount reductions and facility consolidations in an effort to streamline operations including severance at several businesses and abandoned facility expenses at businesses that have been or are being consolidated in the U.S., Europe and Asia. The company also recorded $7 million of other costs, net, principally charges for litigation-related matters and the settlement of pension plans.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

Segment Results

	Six Months Ended
	June 30,	July 1,
(Dollars in millions)	2018	2017	Change

Revenues
Life Sciences Solutions	$3,068	$2,768	11%
Analytical Instruments	2,568	2,218	16%
Specialty Diagnostics	1,879	1,728	9%
Laboratory Products and Services	4,963	3,491	42%
Eliminations	(547)	(450)	22%

Consolidated Revenues	$11,931	$9,755	22%

Segment Income
Life Sciences Solutions	$1,039	$881	18%
Analytical Instruments	537	424	27%
Specialty Diagnostics	496	467	6%
Laboratory Products and Services	617	461	34%

Subtotal Reportable Segments	2,689	2,233	20%

Cost of Revenues Charges	(8)	(32)
Selling, General and Administrative Charges, Net	(11)	(38)
Restructuring and Other Costs, Net	(62)	(46)
Amortization of Acquisition-related Intangible Assets	(885)	(748)

Consolidated Operating Income	$1,723	$1,369	26%

Reportable Segments Operating Income Margin	22.5%	22.9%

Consolidated Operating Income Margin	14.4%	14.0%
Income from the company’s reportable segments increased 20% to $2.69 billion in the first six months of 2018 due primarily to profit on higher sales in local currencies and, to a lesser extent, the effects of acquisitions and favorable foreign currency exchange, offset in part by strategic growth investments.
Life Sciences Solutions

	Six Months Ended
	June 30,	July 1,
(Dollars in millions)	2018	2017	Change

Revenues	$3,068	$2,768	11%

Operating Income Margin	33.9%	31.8%	2.1 pt
Sales in the Life Sciences Solutions segment increased $300 million to $3.07 billion in the first six months of 2018. Sales increased $206 million (7%) due to higher revenues at existing businesses, $92 million due to the favorable effects of currency translation and $2 million due to an acquisition. The increase in revenue at existing businesses was primarily due to increased demand at each of the segment's primary businesses, with particular strength from sales of biosciences products and bioprocess production products.
Operating income margin was 33.9% in the first six months of 2018 compared to 31.8% in the first six months of 2017. The increase resulted primarily from profit on higher sales in local currencies and, to a lesser extent, productivity

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

improvements, net of inflationary cost increase and favorable foreign currency exchange. These increases were offset in part by strategic growth investments and unfavorable sales mix.
Analytical Instruments

	Six Months Ended
	June 30,	July 1,
(Dollars in millions)	2018	2017	Change

Revenues	$2,568	$2,218	16%

Operating Income Margin	20.9%	19.1%	1.8 pt
Sales in the Analytical Instruments segment increased $350 million to $2.57 billion in the first six months of 2018. Sales increased $248 million (11%) due to higher revenues at existing businesses, $79 million due to the favorable effects of currency translation and $23 million due to acquisitions. The increase in revenue at existing businesses was primarily due to increased demand at each of the segment's businesses, particularly for products sold by the segment's electron microscopy business and chromatography and mass spectrometry business.
Operating income margin was 20.9% in the first six months of 2018 compared to 19.1% in the first six months of 2017. The increase resulted primarily from profit on higher sales in local currencies and, to a lesser extent, productivity improvements, net of inflationary cost increases, offset in part by strategic growth investments, and, to a lesser extent, unfavorable foreign currency exchange.
Specialty Diagnostics

	Six Months Ended
	June 30,	July 1,
(Dollars in millions)	2018	2017	Change

Revenues	$1,879	$1,728	9%

Operating Income Margin	26.4%	27.0%	-0.6 pt
Sales in the Specialty Diagnostics segment increased $151 million to $1.88 billion in the first six months of 2018. Sales increased $85 million (5%) due to higher revenues at existing businesses, $59 million due to the favorable effects of currency translation and $7 million due to an acquisition. The increase in revenue at existing businesses was due to broad based higher demand with particular strength in sales of products sold through the segment’s healthcare market channel.
Operating income margin was 26.4% in the first six months of 2018 compared to 27.0% in the first six months of 2017. The decrease resulted primarily from strategic growth investments and unfavorable sales mix offset in part by profit on higher sales in local currencies and, to a lesser extent, favorable foreign currency exchange.
Laboratory Products and Services

	Six Months Ended
	June 30,	July 1,
(Dollars in millions)	2018	2017	Change

Revenues	$4,963	$3,491	42%

Operating Income Margin	12.4%	13.2%	-0.8 pt
Sales in the Laboratory Products and Services segment increased $1.47 billion to $4.96 billion in 2018. Sales increased $1.12 billion due to an acquisition, $257 million (7%) due to higher revenues at existing businesses and $97 million due to the favorable effects of currency translation. The increase in revenue at existing businesses was primarily due to increased demand for products sold through the segment's research and safety market channel business and, to a lesser extent, its clinical trials business.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

Operating income margin was 12.4% in the first six months of 2018 compared to 13.2% in the first six months of 2017. The decrease was primarily due to unfavorable sales mix and, to a lesser extent, strategic growth investments, offset in part by profit on higher sales in local currencies.
Other Expense, Net
The company reported other expense, net, of $283 million and $240 million in the first six months of 2018 and 2017, respectively (Note 5). Interest expense increased $64 million primarily due to an increase in outstanding debt. This increase was offset in part by higher interest income in 2018.
Provision for Income Taxes
The company recorded a $109 million provision for income taxes in the first six months of 2018. In the first quarter of 2018, the company recorded a net tax provision of $21 million to adjust the estimated initial impacts of U.S. tax reform recorded in 2017, consisting of an incremental provision of $70 million offset in part by a $49 million reduction of related unrecognized tax benefits established in 2017. The adjustment was required based on new U.S. Treasury guidance released in the first quarter of 2018.
The company recorded a benefit from income taxes in the first six months of 2017 as a result of a $65 million favorable adjustment to deferred tax balances due to extension of a tax holiday agreement in Singapore. The company implemented foreign tax credit planning in Sweden which resulted in $20 million of U.S. foreign tax credits with no related incremental U.S. income tax expense.
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
Liquidity and Capital Resources
Consolidated working capital was $3.49 billion at June 30, 2018, compared with $2.37 billion at December 31, 2017. Included in working capital were cash and cash equivalents of $937 million at June 30, 2018 and $1.34 billion at December 31, 2017.
First Six Months of 2018
Cash provided by operating activities was $1.52 billion during the first six months of 2018. Cash provided by income was offset in part by investments in working capital. Increases in accounts receivable and inventories used cash of $97 million and $195 million, respectively, primarily to support growth in sales. An increase in other assets used cash of $247 million primarily due to the timing of customer billings and income tax refunds. Other liabilities decreased by $408 million primarily due to the timing of payments for incentive compensation and income taxes. Cash payments for income taxes increased to $458 million during the first six months of 2018, compared with $369 million in the first six months of 2017. The company made cash contributions to its pension and postretirement benefit plans totaling $43 million during the first six months of 2018. Payments for restructuring actions, principally severance costs and lease and other expenses of real estate consolidation, used cash of $46 million during the first six months of 2018.
During the first six months of 2018, the company’s investing activities used $364 million of cash. Acquisitions used cash of $59 million. The company’s investing activities also included the purchase of $301 million of property, plant and equipment. The company expects to fund the acquisition of Gatan (Note 2) with a combination of new debt financing and cash.
The company’s financing activities used $1.35 billion of cash during the first six months of 2018. Repayment of senior notes used cash of $1.35 billion. A net increase in commercial paper obligations provided cash of $106 million. The company’s financing activities also included the payment of $129 million in cash dividends, offset in part by $78 million of net proceeds from employee stock option exercises. On July 7, 2016, the Board of Directors authorized the repurchase of up to $1.50 billion

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Liquidity and Capital Resources (continued)

of the company’s common stock. In July 2018, the company repurchased $250 million of the company's common stock. At August 3, 2018, $250 million was available for future repurchases of the company’s common stock under this authorization.
The company's commitments for purchases of property, plant and equipment, contractual obligations and other commercial commitments did not change materially between December 31, 2017 and June 30, 2018, except for changes in debt (discussed above) and the agreement to acquire Gatan (Note 2). The company expects that for all of 2018, expenditures for property, plant and equipment, net of disposals, will approximate $700 to $730 million.
As of June 30, 2018, the company’s short-term debt totaled $1.71 billion including $1.01 billion of commercial paper obligations and $0.70 billion of senior notes due within the next twelve months. The company has a revolving credit facility with a bank group that provides up to $2.50 billion of unsecured multi-currency revolving credit. If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of June 30, 2018, no borrowings were outstanding under the company’s revolving credit facility, although available capacity was reduced by approximately $83 million as a result of outstanding letters of credit.
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
The company believes that its existing cash and cash equivalents of $937 million as of June 30, 2018 and its future cash flow from operations together with available borrowing capacity under its revolving credit agreement will be sufficient to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months.
First Six Months of 2017
Cash provided by operating activities was $1.21 billion during the first six months of 2017. Increases in accounts receivable and inventories used cash of $127 million and $146 million, respectively, primarily to support growth in sales. An increase in other assets used cash of $178 million primarily due to the timing of payments. Other liabilities decreased by $161 million primarily due to the timing of payments for incentive compensation and income taxes. Cash payments for income taxes totaled $369 million. The company made cash contributions to its pension and postretirement benefit plans totaling $181 million during the first six months of 2017. Payments for restructuring actions, principally severance costs and lease and other expenses of real estate consolidation, used cash of $48 million during the first six months of 2017.
During the first six months of 2017, the company’s investing activities used $477 million of cash. Acquisitions used cash of $307 million. The company’s investing activities also included the purchase of $181 million of property, plant and equipment.
The company’s financing activities used $1.08 billion of cash during the first six months of 2017. Issuance of debt provided cash of $519 million and an increase in commercial paper obligations provided cash of $496 million. Repayment of debt used cash of $1.33 billion. The company’s financing activities also included the repurchase of $750 million of the company's common stock and the payment of $118 million in cash dividends, offset in part by $99 million of net proceeds from employee stock option exercises.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The company's exposure to market risk from changes in interest rates and currency exchange rates has not changed materially from its exposure at year-end 2017.

Item 4.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
The company’s management, with the participation of the company’s chief executive officer and chief financial officer, evaluated the effectiveness of the company’s disclosure controls and procedures as of June 30, 2018. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other

THERMO FISHER SCIENTIFIC INC.

procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the company’s disclosure controls and procedures as of June 30, 2018, the company’s chief executive officer and chief financial officer concluded that, as of such date, the company’s disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended June 30, 2018, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

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
As a multinational corporation, we are exposed to fluctuations in currency exchange rates, which could adversely affect our cash flows and results of operations. International markets contribute a substantial portion of our revenues, and we intend to continue expanding our presence in these regions. The exposure to fluctuations in currency exchange rates takes on different forms. International revenues and costs are subject to the risk that fluctuations in exchange rates could adversely affect our reported revenues and profitability when translated into U.S. dollars for financial reporting purposes. These fluctuations could also adversely affect the demand for products and services provided by us. As a multinational corporation, our businesses occasionally invoice third-party customers in currencies other than the one in which they primarily do business (the "functional currency"). Movements in the invoiced currency relative to the functional currency could adversely impact our cash flows and our results of operations. As our international sales grow, exposure to fluctuations in currency exchange rates could have a larger effect on our financial results. In the first six months of 2018, currency translation had a favorable effect of $316 million on revenues due to the weakening of the U.S. dollar relative to other currencies in which the company sells products and services.
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

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

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

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

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
Moreover, we have acquired many companies and businesses. As a result of these acquisitions, we recorded significant goodwill and indefinite-lived intangible assets (primarily tradenames) on our balance sheet, which amount to approximately $25.12 billion and $1.27 billion, respectively, as of June 30, 2018. In addition, we have definite-lived intangible assets totaling $14.41 billion as of June 30, 2018. We assess the realizability of goodwill and indefinite-lived intangible assets annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. We assess the realizability of definite-lived intangible assets whenever events or changes in circumstances indicate that these assets may be impaired. These events or circumstances would generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and intangible assets will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill and intangible assets, we may be required to incur material charges relating to the impairment of those assets.
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

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

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

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

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
Our debt may restrict our investment opportunities or limit our activities. As of June 30, 2018, we had approximately $19.42 billion in outstanding indebtedness. In addition, we have availability to borrow under a revolving credit facility that provides for up to $2.50 billion of unsecured multi-currency revolving credit. We may also obtain additional long-term debt and lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.
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
Additionally, the agreements governing our debt require that we maintain certain financial ratios, and contain affirmative and negative covenants that restrict our activities by, among other limitations, limiting our ability to incur additional indebtedness, merge or consolidate with other entities, make investments, create liens, sell assets and enter into transactions with affiliates. The covenants in our revolving credit facility (the Facility) include a Consolidated Leverage Ratio (total debt-to-Consolidated EBITDA) and a Consolidated Interest Coverage Ratio (Consolidated EBITDA to Consolidated Interest Expense), as such terms are defined in the Facility. Specifically, the company has agreed that, so long as any lender has any commitment under the Facility, any letter of credit is outstanding under the Facility, or any loan or other obligation is outstanding under the Facility, it will maintain a maximum Consolidated Leverage Ratio of 3.5:1.0 for the third quarter of 2018 and thereafter. The company has also agreed that so long as any lender has any commitment under the Facility or any letter of credit is outstanding under the Facility, or any loan or other obligation is outstanding under the Facility, it will maintain a minimum Consolidated Interest Coverage Ratio of 3.0:1.0 as of the last day of any fiscal quarter.

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
Issuer Purchases of Equity Securities
There was no share repurchase activity for the company's second quarter of 2018. On July 7, 2016, the Board of Directors authorized the repurchase of up to $1.50 billion of the company’s common stock. At June 30, 2018, $500 million was available for future repurchases of the company’s common stock under this authorization. In July 2018, the company repurchased $250 million of the company's common stock under this authorization.

Item 6.	Exhibits

See Exhibit Index on page 50.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 3, 2018	THERMO FISHER SCIENTIFIC INC.

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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet at June 30, 2018 and December 31, 2017, (ii) Consolidated Statement of Income for the three and six months ended June 30, 2018 and July 1, 2017, (iii) Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2018 and July 1, 2017, (iv) Consolidated Statement of Cash Flows for the six months ended June 30, 2018 and July 1, 2017, (v) Consolidated Statement of Shareholders’ Equity for the six months ended June 30, 2018 and July 1, 2017 and (vi) Notes to Consolidated Financial Statements.