Form 10-Q
period 2018-09-29
THERMO FISHER SCIENTIFIC INC.
filed 2018-11-02
CIK 97745

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended
September 29, 2018
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at September 29, 2018
Common Stock, $1.00 par value	402,576,382

THERMO FISHER SCIENTIFIC INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 29, 2018

THERMO FISHER SCIENTIFIC INC.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 29,	December 31,
(In millions except share and per share amounts)	2018	2017

Assets
Current Assets:
Cash and cash equivalents	$1,098	$1,335
Accounts receivable, less allowances of $116 and $109	3,852	3,879
Inventories	2,982	2,971
Refundable income taxes	405	432
Other current assets	1,229	804

Total current assets	9,566	9,421

Property, Plant and Equipment, Net	3,978	4,047
Acquisition-related Intangible Assets, Net	15,219	16,684
Other Assets	1,173	1,227
Goodwill	25,142	25,290

Total Assets	$55,078	$56,669

Liabilities and Shareholders' Equity
Current Liabilities:
Short-term obligations and current maturities of long-term obligations	$1,014	$2,135
Accounts payable	1,344	1,428
Accrued payroll and employee benefits	817	918
Contract liabilities	797	—
Deferred revenue	—	719
Other accrued expenses	1,224	1,848

Total current liabilities	5,196	7,048

Deferred Income Taxes	2,550	2,766
Other Long-term Liabilities	2,682	2,569
Long-term Obligations	17,760	18,873

Shareholders' Equity:
Preferred stock, $100 par value, 50,000 shares authorized; none issued
Common stock, $1 par value, 1,200,000,000 shares authorized; 431,007,744 and 428,327,873 shares issued	431	428
Capital in excess of par value	14,526	14,177
Retained earnings	17,866	15,914
Treasury stock at cost, 28,431,362 and 27,013,311 shares	(3,414)	(3,103)
Accumulated other comprehensive items	(2,519)	(2,003)

Total shareholders' equity	26,890	25,413

Total Liabilities and Shareholders' Equity	$55,078	$56,669

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(In millions except per share amounts)	2018	2017	2018	2017

Revenues
Product revenues	$4,571	$4,232	$13,807	$12,632
Service revenues	1,349	884	4,044	2,239

Total revenues	5,920	5,116	17,851	14,871

Costs and Operating Expenses:
Cost of product revenues	2,357	2,174	7,072	6,547
Cost of service revenues	948	642	2,846	1,547
Selling, general and administrative expenses	1,490	1,400	4,547	4,025
Research and development expenses	240	217	716	654
Restructuring and other (income) costs, net	(27)	49	35	95

Total costs and operating expenses	5,008	4,482	15,216	12,868

Operating Income	912	634	2,635	2,003
Other Expense, Net	(102)	(154)	(385)	(394)

Income from Continuing Operations Before Income Taxes	810	480	2,250	1,609
(Provision for) Benefit from Income Taxes	(101)	54	(210)	89

Income from Continuing Operations	709	534	2,040	1,698
Loss from Discontinued Operations (net of income tax benefit of $0, $0, $0 and $0)	—	—	—	(1)

Net Income	$709	$534	$2,040	$1,697

Earnings per Share from Continuing Operations
Basic	$1.76	$1.35	$5.07	$4.33
Diluted	$1.75	$1.34	$5.03	$4.29

Earnings per Share
Basic	$1.76	$1.35	$5.07	$4.32
Diluted	$1.75	$1.34	$5.03	$4.29

Weighted Average Shares
Basic	402	396	402	392
Diluted	406	400	406	396

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(In millions)	2018	2017	2018	2017

Comprehensive Income
Net Income	$709	$534	$2,040	$1,697

Other Comprehensive Items:
Currency translation adjustment (net of tax provision of $13, $0, $60 and $0)	(32)	73	(447)	452
Unrealized gains and losses on available-for-sale investments:
Unrealized holding gains arising during the period (net of tax provision of $0, ($1), $0 and $0)	—	(2)	—	—
Reclassification adjustment for (gains) losses included in net income (net of tax (provision) benefit of $0, $0, $0 and ($1))	—	—	—	(1)
Unrealized gains and losses on hedging instruments:
Reclassification adjustment for losses included in net income (net of tax benefit of $1, $1, $3 and $3)	2	2	6	6
Pension and other postretirement benefit liability adjustments:
Pension and other postretirement benefit liability adjustments arising during the period (net of tax provision (benefit) of $0, ($2), $1 and ($5))	—	(2)	3	(11)
Amortization of net loss and prior service benefit included in net periodic pension cost (net of tax benefit of $0, $1, $3 and $3)	2	2	10	7

Total other comprehensive items	(28)	73	(428)	453

Comprehensive Income	$681	$607	$1,612	$2,150

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 29,	September 30,
(In millions)	2018	2017

Operating Activities
Net income	$2,040	$1,697
Loss from discontinued operations	—	1

Income from continuing operations	2,040	1,698

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,709	1,459
Change in deferred income taxes	(317)	(484)
Non-cash stock-based compensation	137	116
Non-cash charges for sale of inventories revalued at the date of acquisition	10	47
Other non-cash expenses, net	67	67
Changes in assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	(64)	(161)
Inventories	(333)	(208)
Other assets	(137)	(233)
Accounts payable	(45)	—
Other liabilities	(247)	24
Contributions to retirement plans	(78)	(184)

Net cash provided by continuing operations	2,742	2,141
Net cash used in discontinued operations	—	(2)

Net cash provided by operating activities	2,742	2,139

Investing Activities
Acquisitions, net of cash acquired	(59)	(7,160)
Purchase of property, plant and equipment	(474)	(293)
Proceeds from sale of property, plant and equipment	6	4
Other investing activities, net	(5)	3

Net cash used in investing activities	$(532)	$(7,446)

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(Unaudited)

	Nine Months Ended
	September 29,	September 30,
(In millions)	2018	2017

Financing Activities
Net proceeds from issuance of debt	$690	$6,459
Repayment of debt	(2,048)	(2,552)
Proceeds from issuance of commercial paper	3,378	6,030
Repayments of commercial paper	(3,842)	(5,809)
Purchases of company common stock	(250)	(750)
Dividends paid	(198)	(177)
Net proceeds from issuance of company common stock	—	1,690
Net proceeds from issuance of company common stock under employee stock plans	97	108
Other financing activities	(51)	(1)

Net cash (used in) provided by financing activities	(2,224)	4,998

Exchange Rate Effect on Cash	(236)	256

Decrease in Cash, Cash Equivalents and Restricted Cash	(250)	(53)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	1,361	811

Cash, Cash Equivalents and Restricted Cash at End of Period	$1,111	$758

See Note 12 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Total Shareholders' Equity
(In millions)	Shares	Amount			Shares	Amount

	Three Months Ended September 29, 2018
Balance at June 30, 2018	430	$430	$14,408	$17,226	27	$(3,128)	$(2,491)	$26,445
Issuance of shares under employees' and directors' stock plans	1	1	72	—	—	(36)	—	37
Stock-based compensation	—	—	46	—	—	—	—	46
Purchases of company common stock	—	—	—	—	1	(250)	—	(250)
Dividends declared ($0.17 per share)	—	—	—	(69)	—	—	—	(69)
Net income	—	—	—	709	—	—	—	709
Other comprehensive items	—	—	—	—	—	—	(28)	(28)
Balance at September 29, 2018	431	$431	$14,526	$17,866	28	$(3,414)	$(2,519)	$26,890

	Three Months Ended September 30, 2017
Balance at July 1, 2017	417	$417	$12,328	$14,972	27	$(3,070)	$(2,256)	$22,391
Issuance of shares under employees' and directors' stock plans	1	1	53	—	—	(31)	—	23
Issuance of shares	10	10	1,680	—	—	—	—	1,690
Stock-based compensation	—	—	45	—	—	—	—	45
Dividends declared ($0.15 per share)	—	—	—	(60)	—	—	—	(60)
Net income	—	—	—	534	—	—	—	534
Other comprehensive items	—	—	—	—	—	—	73	73
Other	—	—	6	—	—	—	—	6
Balance at September 30, 2017	428	$428	$14,112	$15,446	27	$(3,101)	$(2,183)	$24,702

	Nine Months Ended September 29, 2018
Balance at December 31, 2017	428	$428	$14,177	$15,914	27	$(3,103)	$(2,003)	$25,413
Cumulative effect of accounting changes	—	—	—	118	—	—	(88)	30
Issuance of shares under employees' and directors' stock plans	3	3	185	—	—	(61)	—	127
Stock-based compensation	—	—	137	—	—	—	—	137
Purchases of company common stock	—	—	—	—	1	(250)	—	(250)
Dividends declared ($0.51 per share)	—	—	—	(206)	—	—	—	(206)
Net income	—	—	—	2,040	—	—	—	2,040
Other comprehensive items	—	—	—	—	—	—	(428)	(428)
Other	—	—	27	—	—	—	—	27
Balance at September 29, 2018	431	$431	$14,526	$17,866	28	$(3,414)	$(2,519)	$26,890

	Nine Months Ended September 30, 2017
Balance at December 31, 2016	415	$415	$12,140	$13,927	22	$(2,306)	$(2,636)	$21,540
Issuance of shares under employees' and directors' stock plans	3	3	173	—	—	(45)	—	131
Issuance of shares	10	10	1,680	—	—	—	—	1,690
Stock-based compensation	—	—	116	—	—	—	—	116
Purchases of company common stock	—	—	—	—	5	(750)	—	(750)
Dividends declared ($0.45 per share)	—	—	—	(178)	—	—	—	(178)
Net income	—	—	—	1,697	—	—	—	1,697
Other comprehensive items	—	—	—	—	—	—	453	453
Other	—	—	3	—	—	—	—	3
Balance at September 30, 2017	428	$428	$14,112	$15,446	27	$(3,101)	$(2,183)	$24,702
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
Interim Financial Statements
The interim consolidated financial statements presented herein have been prepared by the company, are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at September 29, 2018, the results of operations for the three- and nine-month periods ended September 29, 2018 and September 30, 2017, and the cash flows for the nine-month periods ended September 29, 2018 and September 30, 2017. Interim results are not necessarily indicative of results for a full year.
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
Note 1 to the consolidated financial statements for 2017 describes the significant accounting estimates and policies used in preparation of the consolidated financial statements. Except for the accounting for revenue arising from contracts with customers, as noted below, there have been no material changes in the company’s significant accounting policies during the nine months ended September 29, 2018.
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
Contract asset and liability balances are as follows:

	September 29,	January 1,
(In millions)	2018	2018

Current Contract Assets, Net	$462	$396
Current Contract Liabilities	797	805
Noncurrent Contract Liabilities	349	302
Noncurrent contract assets were immaterial in 2018. In the first nine months of 2018, the company recognized revenue of $591 million that was included in the contract liabilities balance at January 1, 2018.
Warranty Obligations
The liability for warranties is included in other accrued expenses in the accompanying balance sheet. The changes in the carrying amount of standard product warranty obligations are as follows:

	Nine Months Ended
	September 29,	September 30,
(In millions)	2018	2017

Beginning Balance	$87	$78
Provision charged to income	89	76
Usage	(80)	(75)
Acquisitions	—	1
Adjustments to previously provided warranties, net	(3)	(2)
Currency translation	(2)	3

Ending Balance	$91	$81
Inventories
The components of inventories are as follows:

	September 29,	December 31,
(In millions)	2018	2017

Raw Materials	$807	$708
Work in Process	433	505
Finished Goods	1,742	1,758

Inventories	$2,982	$2,971

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Property, Plant and Equipment
Property, plant and equipment consists of the following:

	September 29,	December 31,
(In millions)	2018	2017

Land	$392	$401
Buildings and Improvements	1,677	1,662
Machinery, Equipment and Leasehold Improvements	4,536	4,276

Property, Plant and Equipment, at Cost	6,605	6,339
Less: Accumulated Depreciation and Amortization	2,627	2,292

Property, Plant and Equipment, Net	$3,978	$4,047
Acquisition-related Intangible Assets
Acquisition-related intangible assets are as follows:

	Balance at September 29, 2018			Balance at December 31, 2017
(In millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Definite Lived:
Customer relationships	$17,092	$(6,592)	$10,500	$17,356	$(5,902)	$11,454
Product technology	6,003	(3,143)	2,860	6,046	(2,811)	3,235
Tradenames	1,512	(920)	592	1,538	(817)	721
Other	33	(33)	—	34	(34)	—

	24,640	(10,688)	13,952	24,974	(9,564)	15,410
Indefinite Lived:
Tradenames	1,235	N/A	1,235	1,235	N/A	1,235
In-process research and development	32	N/A	32	39	N/A	39

	1,267	N/A	1,267	1,274	N/A	1,274

Acquisition-related Intangible Assets	$25,907	$(10,688)	$15,219	$26,248	$(9,564)	$16,684
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
Recent Accounting Pronouncements
In August 2018, the FASB issued new guidance to align the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. Under the new guidance, certain implementation costs that previously were required to be expensed will be capitalized and amortized over the term of the hosting arrangement. The company plans to adopt the guidance in the fourth quarter of 2018 prospectively to all

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

implementation costs incurred after the date of adoption. The adoption of this guidance is not expected to have a material impact on the company’s consolidated financial statements.
In August 2018, the FASB issued new guidance to modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The company expects to adopt the guidance when it is effective in 2020 using a retrospective method. The adoption of this guidance is not expected to have a material impact on the company’s disclosures.
In August 2018, the FASB issued new guidance to modify the disclosure requirements on fair value measurements. The company expects to adopt the guidance when it is effective in 2020 with some items requiring a prospective method and others requiring a retrospective method. The adoption of this guidance is not expected to have a material impact on the company’s disclosures.
In August 2018, the SEC adopted amendments to certain disclosure requirements effective November 5, 2018, including those relating to an interim presentation of the statement of shareholders’ equity. The adoption of this guidance is not expected to have a material impact on the company’s disclosures.
In February 2018, the FASB issued new guidance to allow reclassifications from accumulated other comprehensive items (AOCI) to retained earnings for certain tax effects on items within AOCI resulting from the Tax Cuts and Jobs Act of 2017 (the Tax Act). The company adopted this guidance in January 2018 and recorded the reclassifications in the period of adoption. The balance sheet impact of adopting this guidance is included in the table below. This guidance only relates to the effects of the Tax Act. For all other tax law changes that have occurred or may occur in the future, the company reclassifies the tax effects to the consolidated statement of income on an item-by-item basis when the pre-tax item in AOCI is reclassified to income.
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

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(In millions)	2017	2017

Increase in Total Costs and Operating Expenses (principally Selling, General and Administrative Expenses)	$2	$7
Decrease in Operating Income	2	7
Increase in Other Income (Expense)	2	7
In January 2017, the FASB issued new guidance clarifying the definition of a business and providing criteria to determine when an integrated set of assets and activities is not defined as a business. The new guidance requires such integrated sets to be

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
In June 2016, the FASB issued new guidance to require a financial asset measured at amortized cost basis, such as accounts receivable, to be presented at the net amount expected to be collected based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The guidance is effective for the company in 2020 using a modified retrospective method and early adoption is permitted. The company is currently evaluating the timing of adoption. The adoption of this guidance is not expected to have a material impact on the company’s consolidated financial statements.
In February 2016, the FASB issued new guidance which requires lessees to record most leases on their balance sheets as lease liabilities, initially measured at the present value of the future lease payments, with corresponding right-of-use assets. The new guidance also sets forth new disclosure requirements related to leases. During 2017 and 2018, the FASB issued additional guidance and clarification. The company plans to adopt the guidance on January 1, 2019, using a modified retrospective method, by applying the transition approach as of the beginning of the period of adoption. Comparative periods will not be restated. The company is currently evaluating the impact of this guidance by considering which practical expedients to elect, deploying a software tool to assist in the accounting calculations, surveying functional groups that oversee vendor relationships, and developing processes and controls to manage the changes in the lease guidance and gather information for the required disclosures. The company expects that assets and liabilities will increase upon adoption for right-of-use assets and lease liabilities; however, the adoption of this guidance is not expected to have a material impact on the company’s results of operations or cash flows. The company’s future commitments under lease obligations are summarized in Note 10 to the consolidated financial statements for 2017 included in the company's Annual Report on Form 10-K, filed with the SEC.
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
In May 2014, the FASB issued new revenue recognition guidance which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most previous revenue recognition guidance. The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity's nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. During 2016 and 2017, the FASB issued additional guidance and clarification, including the elimination of certain SEC Staff Guidance. The guidance is effective for the company in 2018. The company elected to adopt this guidance through application of the modified retrospective method by applying it to contracts that were not completed as of December 31, 2017 (in addition to new contracts in 2018).
Adoption of new guidance that became effective on January 1, 2018, impacted the company's Consolidated Balance Sheet as follows:

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
Had the company continued to use the revenue recognition guidance in effect prior to 2018, no material changes would have resulted to the consolidated statements of income, comprehensive income, or cash flows for the three and nine months ended September 29, 2018, from amounts reported therein. However, inventories would have been $329 million higher and other current assets would have been $339 million lower as of September 29, 2018, primarily as a result of differences in the accounting for pharmaceutical development and manufacturing services under the new revenue guidance. Under the prior guidance, costs of these services were recorded in inventory while under the new guidance, costs are expensed as the manufacturing service is performed and the company's rights to consideration are recorded as contract assets and included in other current assets.

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
On October 25, 2018, the company acquired, within the Life Sciences Solutions segment, Becton Dickinson and Company's Advanced Bioprocessing business for $477 million in cash, subject to post-closing adjustment. This North America-based business adds complementary cell culture products that expand the segment's bioproduction offerings to help customers increase yield during production of biologic drugs. Revenues of the Advanced Bioprocessing business were $100 million in 2017. The company expects to determine the preliminary purchase price allocation prior to the end of the fourth quarter of 2018.

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
Unaudited Pro Forma Information
The following unaudited pro forma information provides the effect of the company's acquisition of Patheon as if the acquisition had occurred on January 1, 2016:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(In millions except per share amounts)	2017	2017

Revenues	$5,393	$16,076

Net Income	$522	$1,671
The historical consolidated financial information of the company and Patheon has been adjusted in the pro forma information to give effect to pro forma events that are directly attributable to the acquisition and related financing arrangements, are expected to have a continuing impact on the company, and are factually supportable.
To reflect the acquisition of Patheon as if it had occurred on January 1, 2016, the unaudited pro forma results include adjustments to reflect, among other things, the incremental intangible asset amortization to be incurred based on the values of each identifiable intangible asset and the interest expense from debt financing obtained to partially fund the cash consideration transferred. Pro forma adjustments were tax effected at the company's historical statutory rates in effect for the respective periods. The unaudited pro forma amounts are not necessarily indicative of the combined results of operations that would have been realized had the acquisition of Patheon and related financing occurred on January 1, 2016, nor are they meant to be indicative of any anticipated combined results of operations that the company will experience after the transaction. In addition, the amounts do not include any adjustments for actions that may be taken following the completion of the transaction, such as expected cost savings, operating synergies, or revenue enhancements that may be realized subsequent to the transaction.
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
The company’s results would not have been materially different from its pro forma results had the company’s other 2018 or 2017 acquisitions occurred at the beginning of 2017 or 2016, respectively.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3.	Revenue
Disaggregated Revenue
Revenue by type is as follows:

	Three Months Ended	Nine Months Ended
	September 29,	September 29,
(In millions)	2018	2018

Revenues
Consumables	3,056	$9,345
Instruments	1,515	4,462
Services	1,349	4,044

Consolidated revenues	$5,920	$17,851
Revenue by geographic region is as follows:

	Three Months Ended	Nine Months Ended
	September 29,	September 29,
(In millions)	2018	2018

Revenues
North America	$3,030	$8,975
Europe	1,454	4,521
Asia-Pacific	1,251	3,809
Other regions	185	546

Consolidated revenues	$5,920	$17,851
Each reportable segment earns revenues from consumables, instruments and services in North America, Europe, Asia-Pacific and other regions. See note 4 for revenue by reportable segment and other geographic data.
Remaining Performance Obligations
The aggregate amount of the transaction price allocated to the remaining performance obligations for all open customer contracts as of September 29, 2018 was $5.12 billion. The company will recognize revenue for these performance obligations as they are satisfied, approximately 90% of which is expected to occur within the next twelve months.

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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Business Segment Information

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(In millions)	2018	2017	2018	2017

Revenues
Life Sciences Solutions	$1,504	$1,382	$4,572	$4,150
Analytical Instruments	1,333	1,189	3,901	3,407
Specialty Diagnostics	894	844	2,773	2,572
Laboratory Products and Services	2,470	1,933	7,433	5,424
Eliminations	(281)	(232)	(828)	(682)

Consolidated revenues	5,920	5,116	17,851	14,871

Segment Income (a)
Life Sciences Solutions	495	452	1,534	1,333
Analytical Instruments	294	257	831	681
Specialty Diagnostics	223	218	719	685
Laboratory Products and Services	299	243	916	704

Subtotal reportable segments (a)	1,311	1,170	4,000	3,403

Cost of revenues credits (charges), net	1	(45)	(7)	(77)
Selling, general and administrative credits (charges), net	4	(37)	(7)	(75)
Restructuring and other income (costs), net	27	(49)	(35)	(95)
Amortization of acquisition-related intangible assets	(431)	(405)	(1,316)	(1,153)

Consolidated operating income	912	634	2,635	2,003
Other expense, net (b)	(102)	(154)	(385)	(394)

Income from continuing operations before income taxes	$810	$480	$2,250	$1,609

Depreciation
Life Sciences Solutions	$29	$32	$89	$97
Analytical Instruments	18	17	53	51
Specialty Diagnostics	19	19	56	54
Laboratory Products and Services	66	44	195	104

Consolidated depreciation	$132	$112	$393	$306

(a)
Represents operating income before certain charges to cost of revenues and selling, general and administrative expenses; restructuring and other costs, net; and amortization of acquisition-related intangibles.

(b)	The company does not allocate other expense, net to its segments.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Geographical Information

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(In millions)	2018	2017	2018	2017

Revenues (c)
United States	$2,918	$2,454	$8,588	$7,315
China	629	523	1,818	1,476
Other	2,373	2,139	7,445	6,080

Consolidated revenues	$5,920	$5,116	$17,851	$14,871

(c)	Revenues are attributed to countries based on customer location.

Note 5.	Other Expense, Net
The components of other expense, net, in the accompanying statement of income are as follows:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(In millions)	2018	2017	2018	2017

Interest Income	$41	$25	$92	$61
Interest Expense	(162)	(157)	(495)	(426)
Other Items, Net	19	(22)	18	(29)

Other Expense, Net	$(102)	$(154)	$(385)	$(394)
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
The provision for income taxes in the accompanying statement of income differs from the provision calculated by applying the statutory federal income tax rate to income before provision for income taxes due to the following:

	Nine Months Ended
	September 29,	September 30,
(In millions)	2018	2017

Statutory Federal Income Tax Rate	21%	35%

Provision for Income Taxes at Statutory Rate	$473	$563

Increases (Decreases) Resulting From:
Foreign rate differential	(177)	(287)
Foreign exchange loss on inter-company debt refinancing	—	(237)
Income tax credits	(183)	(101)
Global intangible low-taxed income	124	—
Foreign-derived intangible income	(34)	—
Withholding taxes	—	49
Singapore tax holiday	(29)	(17)
Impact of change in tax laws and apportionment on deferred taxes	14	(60)
Transition tax and other initial impacts of U.S. tax reform	117	—
(Reversal of) provision for tax reserves, net	(49)	13
Excess tax benefits from stock options and restricted stock units	(59)	(51)
Valuation allowance	—	50
Other, net	13	(11)

Provision for (benefit from) income taxes	$210	$(89)
The company has operations and a taxable presence in approximately 50 countries outside the U.S. Some of these countries have lower tax rates than the U.S. The company’s ability to obtain a benefit from lower tax rates outside the U.S. is dependent on its relative levels of income in countries outside the U.S. and on the statutory tax rates in those countries.
In the first quarter of 2018, the company recorded a net tax provision of $21 million to adjust the estimated initial impacts of U.S. tax reform recorded in 2017, consisting of an incremental provision of $70 million offset in part by a $49 million reduction of related unrecognized tax benefits established in 2017. In the third quarter of 2018, the company recorded an incremental provision of $47 million to adjust the estimated initial impacts of U.S. tax reform recorded in 2017. These adjustments were required based on new U.S. Treasury guidance and further analysis of available tax accounting methods and elections, legislative updates, regulations, earnings and profits computations and taxpools.
The company has significant activities in Singapore and has received considerable tax incentives. The local taxing authority granted the company pioneer company status which provides an incentive encouraging companies to undertake activities that have the effect of promoting economic or technological development in Singapore. This incentive equates to a tax exemption on earnings associated with most of the company’s manufacturing activities in Singapore and continues through December 31, 2026. In 2018 and 2017, the impact of this tax holiday decreased the annual effective tax rates by 1.3 percentage points and 1.1 percentage point, respectively, and increased diluted earnings per share by approximately $0.07 and $0.04, respectively.
Unrecognized Tax Benefits
As of September 29, 2018, the company had $1.37 billion of unrecognized tax benefits substantially all of which, if recognized, would reduce the effective tax rate.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(In millions)	2018

Balance at beginning of year	$1,409
Reductions due to acquisitions	(9)
Additions for tax positions of current year	5
Additions for tax positions of prior years	88
Reductions for tax positions of prior years	(69)
Settlements	(52)

Balance at end of period	$1,372

Note 7.	Earnings per Share

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(In millions except per share amounts)	2018	2017	2018	2017

Income from Continuing Operations	$709	$534	$2,040	$1,698
Loss from Discontinued Operations	—	—	—	(1)

Net Income	$709	$534	$2,040	$1,697

Basic Weighted Average Shares	402	396	402	392
Plus Effect of:
Stock options and restricted units	4	4	4	4

Diluted Weighted Average Shares	406	400	406	396

Basic Earnings per Share:
Continuing operations	$1.76	$1.35	$5.07	$4.33
Discontinued operations	—	—	—	—

Basic Earnings per Share	$1.76	$1.35	$5.07	$4.32

Diluted Earnings per Share:
Continuing operations	$1.75	$1.34	$5.03	$4.29
Discontinued operations	—	—	—	—

Diluted Earnings per Share	$1.75	$1.34	$5.03	$4.29

Antidilutive Stock Options Excluded from Diluted Weighted Average Shares	2	2	2	2

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 8.	Debt and Other Financing Arrangements

	Effective Interest Rate at September 29,	September 29,	December 31,
(Dollars in millions)	2018	2018	2017

Commercial Paper	—%	$429	$960
Floating Rate 2-Year Senior Notes, Due 8/9/2018 (euro-denominated)		—	721
2.15% 3-Year Senior Notes, Due 12/14/2018		—	450
2.40% 5-Year Senior Notes, Due 2/1/2019		—	900
Floating Rate 2-Year Senior Notes, Due 7/24/2019 (euro-denominated)	0.10%	581	600
6.00% 10-Year Senior Notes, Due 3/1/2020	2.98%	750	750
4.70% 10-Year Senior Notes, Due 5/1/2020	4.23%	300	300
Floating Rate 2-Year Senior Notes, Due 8/7/2020 (euro-denominated)	0.16%	696	—
1.50% 5-Year Senior Notes, Due 12/1/2020 (euro-denominated)	1.62%	493	510
5.00% 10-Year Senior Notes, Due 1/15/2021	3.25%	400	400
4.50% 10-Year Senior Notes, Due 3/1/2021	7.06%	1,000	1,000
3.60% 10-Year Senior Notes, Due 8/15/2021	6.83%	1,100	1,100
3.30% 7-Year Senior Notes, Due 2/15/2022	3.42%	800	800
2.15% 7-Year Senior Notes, Due 7/21/2022 (euro-denominated)	2.28%	581	600
3.15% 10-Year Senior Notes, Due 1/15/2023	3.30%	800	800
3.00% 7-Year Senior Notes, Due 4/15/2023	7.11%	1,000	1,000
4.15% 10-Year Senior Notes, Due 2/1/2024	4.16%	1,000	1,000
0.75% 8-Year Senior Notes, Due 9/12/2024 (euro-denominated)	0.94%	1,160	1,201
2.00% 10-Year Senior Notes, Due 4/15/2025 (euro-denominated)	2.10%	743	768
3.65% 10-Year Senior Notes, Due 12/15/2025	3.77%	350	350
1.40% 8.5-Year Senior Notes, Due 1/23/2026 (euro-denominated)	1.53%	812	840
2.95% 10-Year Senior Notes, Due 9/19/2026	3.19%	1,200	1,200
1.45% 10-Year Senior Notes, Due 3/16/2027 (euro-denominated)	1.66%	581	600
3.20% 10-Year Senior Notes, Due 8/15/2027	3.39%	750	750
1.375% 12-Year Senior Notes, Due 9/12/2028 (euro-denominated)	1.46%	696	721
1.95% 12-Year Senior Notes, Due 7/24/2029 (euro-denominated)	2.08%	812	840
2.875% 20-Year Senior Notes, Due 7/24/2037 (euro-denominated)	2.94%	812	840
5.30% 30-Year Senior Notes, Due 2/1/2044	5.37%	400	400
4.10% 30-Year Senior Notes, Due 8/15/2047	4.23%	750	750
Other		22	24

Total Borrowings at Par Value		19,018	21,175
Fair Value Hedge Accounting Adjustments		(143)	(70)
Unamortized Discount, Net		(16)	(2)
Unamortized Debt Issuance Costs		(85)	(95)

Total Borrowings at Carrying Value		18,774	21,008
Less: Short-term Obligations and Current Maturities		1,014	2,135

Long-term Obligations		$17,760	$18,873
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Credit Facilities
The company has a revolving credit facility with a bank group that provides for up to $2.50 billion of unsecured multi-currency revolving credit. The facility expires in July 2021. The agreement calls for interest at either a LIBOR-based rate, a EURIBOR-based rate (for funds drawn in Euro) or a rate based on the prime lending rate of the agent bank, at the company’s option. The agreement contains affirmative, negative and financial covenants, and events of default customary for facilities of this type. The covenants in our revolving credit facility (the Facility) include a Consolidated Leverage Ratio (total debt-to-Consolidated EBITDA) and a Consolidated Interest Coverage Ratio (Consolidated EBITDA to Consolidated Interest Expense), as such terms are defined in the Facility. Specifically, the company has agreed that, so long as any lender has any commitment under the Facility, any letter of credit is outstanding under the Facility, or any loan or other obligation is outstanding under the Facility, it will maintain a maximum Consolidated Leverage Ratio of 3.5:1.0. The company has also agreed that so long as any lender has any commitment under the Facility or any letter of credit is outstanding under the Facility, or any loan or other obligation is outstanding under the Facility, it will maintain a minimum Consolidated Interest Coverage Ratio of 3.0:1.0 as of the last day of any fiscal quarter. As of September 29, 2018, no borrowings were outstanding under the Facility, although available capacity was reduced by approximately $83 million as a result of outstanding letters of credit.
Commercial Paper Programs
The company has commercial paper programs pursuant to which it may issue and sell unsecured, short-term promissory notes (CP Notes). Under the U.S. program, a) maturities may not exceed 397 days from the date of issue and b) the CP Notes are issued on a private placement basis under customary terms in the commercial paper market and are not redeemable prior to maturity nor subject to voluntary prepayment. Under the euro program, maturities may not exceed 183 days and may be denominated in euro, U.S. dollars, Japanese yen, British pounds sterling, Swiss franc, Canadian dollars or other currencies. Under both programs, the CP Notes are issued at a discount from par (or premium to par, in the case of negative interest rates), or, alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. As of September 29, 2018, outstanding borrowings under these programs were $429 million, with a weighted average remaining period to maturity of 8 days and are classified as short-term obligations in the accompanying balance sheet.
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
Thermo Fisher Scientific (Finance I) B.V., a wholly-owned finance subsidiary of the company, issued the Floating Rate Senior Notes due 2020 included in the table above. This subsidiary has no independent function other than financing activities. The Floating Rate Senior Notes due 2020 are fully and unconditionally guaranteed by the company and no other subsidiaries of the company have guaranteed the obligations.
Interest Rate Swap Arrangements and related Cross-currency Interest Rate Swap Arrangements
The company has entered into LIBOR-based interest rate swap arrangements with various banks on several of its outstanding senior notes. The aggregate amounts of the swaps are equal to the principal amounts of the notes and the payment dates of the swaps coincide with the interest payment dates of the notes. The swap contracts provide for the company to pay a variable interest rate and receive a fixed rate. The variable interest rates reset monthly. The swaps have been accounted for as fair value hedges of the notes. See Note 11 for additional information on the interest rate swap arrangements and related cross-currency interest rate swap arrangements. The following table summarizes the outstanding interest rate swap arrangements on the company's senior notes at September 29, 2018:

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Aggregate Notional Amount		Pay Rate as of
(Dollars in millions)		Pay Rate	September 29, 2018	Receive Rate

4.50% Senior Notes due 2021 (a)	1,000	1-month LIBOR + 3.4420%	5.5458%	4.50%
3.60% Senior Notes due 2021	1,100	1-month LIBOR + 2.5150%	4.6734%	3.60%
3.00% Senior Notes due 2023 (a)	1,000	1-month LIBOR + 1.7640%	3.9224%	3.00%

(a)
The payments on $1.2 billion notional value of these interest rate swaps are offset in part by cross-currency interest rate swaps which effectively reduced the pay rate as of September 29, 2018 from a weighted average of 4.73% to a weighted average of 1.97%.

In 2018, the company entered into $1.2 billion notional value of cross-currency interest rate swaps, which effectively convert a portion of the semi-annual payments related to the variable rate, U.S. dollar denominated, LIBOR-based interest rate swaps to payments on variable rate, euro denominated, EURIBOR-based cross-currency interest rate swaps.

Note 9.	Commitments and Contingencies
Environmental Matters
The company is currently involved in various stages of investigation and remediation related to environmental matters. The company cannot predict all potential costs related to environmental remediation matters and the possible impact on future operations given the uncertainties regarding the extent of the required cleanup, the complexity and interpretation of applicable laws and regulations, the varying costs of alternative cleanup methods and the extent of the company’s responsibility. Expenses for environmental remediation matters related to the costs of installing, operating and maintaining groundwater-treatment systems and other remedial activities related to historical environmental contamination at the company’s domestic and international facilities were not material in any period presented. The company records accruals for environmental remediation liabilities, based on current interpretations of environmental laws and regulations, when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. The company calculates estimates based upon several factors, including reports prepared by environmental specialists and management’s knowledge of and experience with these environmental matters. The company includes in these estimates potential costs for investigation, remediation and operation and maintenance of cleanup sites. At September 29, 2018, the company’s total environmental liability was approximately $50 million. While management believes the accruals for environmental remediation are adequate based on current estimates of remediation costs, the company may be subject to additional remedial or compliance costs due to future events such as changes in existing laws and regulations, changes in agency direction or enforcement policies, developments in remediation technologies or changes in the conduct of the company’s operations, which could have a material adverse effect on the company’s financial position, results of operations or cash flows.
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
Intellectual Property Matters
On May 26, 2010, Promega Corp. & Max-Planck-Gesellschaft Zur Forderung Der Wissenschaften EV filed a complaint against Life Technologies in the United States District Court for the Western District of Wisconsin. The plaintiffs allege patent infringement by sales and uses of Applied Biosystems’ short tandem repeat DNA identification products outside the scope of a 2006 license agreement. The plaintiff sought damages for alleged willful infringement, attorneys’ fees, costs, prejudgment interest, and injunctive relief. Although a jury initially found willful infringement and assessed damages at $52 million the District Court subsequently overturned the verdict on the grounds that the plaintiff had failed to prove infringement. The District Court entered judgment in favor of Life Technologies; and plaintiffs and Life Technologies filed cross-appeals with the United States Court of Appeals for the Federal Circuit. The $52 million award was accrued by Life Technologies and the liability was assumed by the company as of the date of the acquisition. On December 15, 2014, the Court of Appeals issued a decision invalidating four of the plaintiffs’ patents, but finding infringement by Life Technologies of the remaining fifth patent. The Court of Appeals also ordered a new trial on damages in the District Court. Life Technologies' petition to the U.S. Supreme Court seeking review of the Court of Appeals’ judgment was granted on June 27, 2016, and the case was stayed in the District Court pending the outcome of the Supreme Court’s review. On February 22, 2017, the Supreme Court issued a decision reversing the Court of Appeals’ judgment and remanding the case to the Court of Appeals for further proceedings in view of the Supreme Court’s legal interpretation of the patent law statute in question. On November 13, 2017, the Court of Appeals issued a decision holding that Promega is not entitled to recover any damages and affirming the District Court’s grant of judgment in favor of Life Technologies and denial of Promega’s motion for a new trial. The Court of Appeals denied Promega’s petition for rehearing on February 14, 2018, and Promega filed a petition with the U.S. Supreme Court on June 14, 2018, seeking review of the Court of Appeals' decision. On October 1, 2018, the U.S. Supreme Court denied Promega's petition. As a result, the company reversed the $52 million accrual in the third quarter of 2018, and recorded the gain in restructuring and other costs (income), net, in the accompanying statement of income.
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
Changes in each component of accumulated other comprehensive items, net of tax are as follows:

(In millions)	Currency Translation Adjustment	Unrealized Losses on Available-for- Sale Investments	Unrealized Losses on Hedging Instruments	Pension and Other Postretirement Benefit Liability Adjustment	Total

Balance at December 31, 2017	$(1,755)	$(1)	$(50)	$(197)	$(2,003)
Cumulative effect of accounting changes (Note 1)	(54)	1	(11)	(24)	(88)

Other comprehensive income (loss) before reclassifications	(447)	—	—	3	(444)
Amounts reclassified from accumulated other comprehensive items	—	—	6	10	16

Net other comprehensive items	(447)	—	6	13	(428)

Balance at September 29, 2018	$(2,256)	$—	$(55)	$(208)	$(2,519)

Note 11.	Fair Value Measurements and Fair Value of Financial Instruments
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present information about the company’s financial assets and liabilities measured at fair value on a recurring basis as of September 29, 2018 and December 31, 2017:

	September 29,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2018	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents	$49	$49	$—	$—
Bank time deposits	2	2	—	—
Investments in mutual funds and other similar instruments	12	12	—	—
Warrants	11	—	11	—
Insurance contracts	122	—	122	—
Derivative contracts	22	—	22	—

Total Assets	$218	$63	$155	$—

Liabilities
Derivative contracts	$185	$—	$185	$—
Contingent consideration	34	—	—	34

Total Liabilities	$219	$—	$185	$34

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2017	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents	$22	$22	$—	$—
Bank time deposits	2	2	—	—
Investments in mutual funds and other similar instruments	13	13	—	—
Warrants	2	—	2	—
Insurance contracts	116	—	116	—
Derivative contracts	10	—	10	—

Total Assets	$165	$37	$128	$—

Liabilities
Derivative contracts	$139	$—	$139	$—
Contingent consideration	35	—	—	35

Total Liabilities	$174	$—	$139	$35
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended
	September 29,	September 30,
(In millions)	2018	2017

Contingent Consideration
Beginning Balance	$35	$6
Acquisitions	11	12
Payments	(8)	(1)
Change in fair value included in earnings	(4)	26

Ending Balance	$34	$43
Derivative Contracts
The following table provides the aggregate notional value of outstanding derivative contracts.

	September 29,	December 31,
(In millions)	2018	2017

Notional Amount
Interest rate swaps (described in Note 8)	$3,100	$3,100
Cross-currency interest rate swaps - designated as net investment hedges	1,200	—
Currency exchange contracts	2,991	2,921
While certain derivatives are subject to netting arrangements with counterparties, the company does not offset derivative assets and liabilities within the consolidated balance sheet. The following tables present the fair value of derivative instruments in the consolidated balance sheet and statement of income.

	Fair Value – Assets		Fair Value – Liabilities
	September 29,	December 31,	September 29,	December 31,
(In millions)	2018	2017	2018	2017

Derivatives Designated as Hedging Instruments
Interest rate swaps (a)	$—	$—	$180	$124
Cross-currency interest rate swaps (b)	8	—	—	—
Derivatives Not Designated as Hedging Instruments
Currency exchange contracts (c)	14	10	5	15

Total Derivatives	$22	$10	$185	$139

(a)	The fair value of the interest rate swaps is included in the consolidated balance sheet under the caption other long-term liabilities.

(b)	The fair value of the cross-currency interest rate swaps is included in the consolidated balance sheet under the caption other assets.

(c)	The fair value of the currency exchange contracts is included in the consolidated balance sheet under the captions other current assets or other accrued expenses.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following amounts related to cumulative basis adjustments for fair value hedges were included in the consolidated balance sheet under the caption long-term obligations:

	Carrying Amount of the Hedged Liability		Cumulative Amount of Fair Value Hedging Adjustment - Increase (Decrease) Included in Carrying Amount of Liability (d)
	September 29,	December 31,	September 29,	December 31,
(In millions)	2018	2017	2018	2017

Long-term Obligations	$3,240	$3,309	$(143)	$(70)

(d)	Includes increases in the carrying amount of $34 million and $43 million at September 29, 2018 and December 31, 2017, respectively, on discontinued hedging relationships.

	Gain (Loss) Recognized
	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(In millions)	2018	2017	2018	2017

Fair Value Hedging Relationships
Interest rate swaps
Hedged long-term obligations - included in other expense, net	$(8)	$2	$(57)	$12
Derivatives designated as hedging instruments - included in other expense, net	8	(4)	60	(9)
Derivatives Designated as Cash Flow Hedges
Interest rate swaps
Amount reclassified from accumulated other comprehensive items to other expense, net	(3)	(3)	(9)	(9)
Derivatives Designated as Net Investment Hedges
Foreign currency-denominated debt
Included in currency translation adjustment within other comprehensive items	50	(216)	250	(545)
Cross-currency interest rate swaps
Included in currency translation adjustment within other comprehensive items	5	—	8	—
Included in other expense, net	9	—	12	—
Derivatives Not Designated as Hedging Instruments
Currency exchange contracts
Included in cost of revenues	1	4	1	2
Included in other expense, net	(2)	33	25	104
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Fair Value of Other Financial Instruments
The carrying value and fair value of the company’s notes receivable and debt obligations are as follows:

	September 29, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
(In millions)	Value	Value	Value	Value

Notes Receivable	$92	$97	$89	$93

Debt Obligations:
Senior notes	$18,323	$18,487	$20,024	$20,639
Commercial paper	429	429	960	960
Other	22	22	24	24

	$18,774	$18,938	$21,008	$21,623
The fair value of debt obligations was determined based on quoted market prices and on borrowing rates available to the company at the respective period ends which represent level 2 measurements.

Note 12.	Supplemental Cash Flow Information

	Nine Months Ended
	September 29,	September 30,
(In millions)	2018	2017

Non-cash Investing and Financing Activities
Declared but unpaid dividends	$69	$61
Issuance of stock upon vesting of restricted stock units	167	120
Cash, cash equivalents and restricted cash is included in the consolidated balance sheet as follows:

	September 29,	December 31,
(In millions)	2018	2017

Cash and Cash Equivalents	$1,098	$1,335
Restricted Cash Included in Other Current Assets	11	24
Restricted Cash Included in Other Assets	2	2

Cash, Cash Equivalents and Restricted Cash	$1,111	$1,361
Amounts included in restricted cash represent funds held as collateral for bank guarantees and incoming cash in China awaiting government administrative clearance.

Note 13.	Restructuring and Other Costs (Income), Net
Restructuring and other costs, net, in the first nine months of 2018 included continuing charges for headcount reductions and facility consolidations in an effort to streamline operations, including the closure and consolidation of operations within several facilities in the U.S. and Europe; third-party transaction/integration costs related to the acquisitions of Patheon and Gatan; sales of inventories revalued at the date of acquisition; and gains from the favorable results of litigation. In the first nine months of 2018, severance actions associated with facility consolidations and cost reduction measures affected approximately 1% of the company’s workforce.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of November 2, 2018, the company has identified restructuring actions that will result in additional charges of approximately $95 million, primarily in 2018 and 2019, which will be recorded when specified criteria are met, such as communication of benefit arrangements and abandonment of leased facilities.
Third Quarter of 2018
During the third quarter of 2018, the company recorded net restructuring and other income by segment as follows:

(In millions)	Cost of Revenues (Credits) Charges, Net	Selling, General and Administrative (Credits) Charges, Net	Restructuring and Other (Income) Costs, Net	Total

Life Sciences Solutions	$—	$(2)	$(47)	$(49)
Analytical Instruments	—	4	18	22
Specialty Diagnostics	—	—	1	1
Laboratory Products and Services	(1)	5	1	5
Corporate	—	(11)	—	(11)

	$(1)	$(4)	$(27)	$(32)
The principal components of net restructuring and other costs by segment are as follows:
Life Sciences Solutions
In the third quarter of 2018, the Life Sciences Solutions segment recorded $49 million of net restructuring and other income, principally for a gain on the resolution of litigation, partially offset by cash restructuring charges for employee severance and other costs associated with facility consolidations in the U.S.
Analytical Instruments
In the third quarter of 2018, the Analytical Instruments segment recorded $22 million of net restructuring and other charges. The segment recorded $4 million of charges to selling, general, and administrative expenses for third-party transaction costs related to the acquisition of Gatan. The segment also recorded $18 million of restructuring and other costs, primarily for employee severance and other costs associated with facility consolidations in the U.S. and Europe.
Laboratory Products and Services
In the third quarter of 2018, the Laboratory Products and Services segment recorded $5 million of net restructuring and other charges, principally charges to selling, general, and administrative expenses for third-party transaction/integration costs related to the acquisition of Patheon.
Corporate
In the third quarter of 2018, the company recorded $11 million of net restructuring and other income from favorable results of product liability litigation.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

First Nine Months of 2018
During the first nine months of 2018, the company recorded net restructuring and other costs by segment as follows:

(In millions)	Cost of Revenues	Selling, General and Administrative Expenses	Restructuring and Other Costs, Net	Total

Life Sciences Solutions	$—	$(2)	$(24)	$(26)
Analytical Instruments	2	3	39	44
Specialty Diagnostics	—	—	5	5
Laboratory Products and Services	5	16	14	35
Corporate	—	(10)	1	(9)

	$7	$7	$35	$49
The principal components of net restructuring and other costs by segment are as follows:
Life Sciences Solutions
In the first nine months of 2018, the Life Sciences Solutions segment recorded $26 million of net restructuring and other income, principally for a gain on the resolution of litigation, partially offset by charges for severance other costs associated with facility consolidations in the U.S.
Analytical Instruments
In the first nine months of 2018, the Analytical Instruments segment recorded $44 million of net restructuring and other charges. The segment recorded net charges to cost of revenues of $2 million for the sales of inventory revalued at the date of acquisition; $3 million of net charges to selling, general, and administrative expense, principally third-party transaction costs related to the acquisition of Gatan; and $39 million of restructuring and other costs, primarily for employee severance and other costs associated with facility consolidations in the U.S. and Europe, as well as abandoned facilities costs associated with the remediation and closure of a manufacturing facility in the U.S.
Specialty Diagnostics
In the first nine months of 2018, the Specialty Diagnostics segment recorded $5 million of net restructuring and other charges for severance and other costs associated with facility consolidations in the U.S. and Europe.
Laboratory Products and Services
In the first nine months of 2018, the Laboratory Products and Services segment recorded $35 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $5 million for the sales of inventory revalued at the date of acquisition, as well as $16 million of charges to selling, general, and administrative expenses for third-party transaction/integration costs related to the acquisition of Patheon. The segment also recorded $14 million of restructuring and other costs, primarily for employee severance, as well as hurricane response costs.
Corporate
In the first nine months of 2018, the company recorded $9 million of net restructuring and other income, principally income from favorable results of product liability litigation, partially offset by charges for severance at its corporate operations.

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

(In millions)	Severance	Abandonment of Excess Facilities	Other (a)	Total

Balance at December 31, 2017	$30	$40	$6	$76
Costs incurred in 2018 (c)	47	29	13	89
Reserves reversed (b)	(7)	(6)	(1)	(14)
Payments	(29)	(20)	(13)	(62)
Currency translation	(1)	—	—	(1)

Balance at September 29, 2018	$40	$43	$5	$88

(a)
Other includes relocation and moving expenses associated with facility consolidations, as well as employee retention costs which are accrued ratably over the period through which employees must work to qualify for a payment.

(b)	Represents reductions in cost of plans.

(c)	Excludes $40 million of income, net, primarily associated with litigation-related matters, hurricane response costs, and non-cash compensation due at an acquired business.
The company expects to pay accrued restructuring costs as follows: severance, employee-retention obligations and other costs, primarily through 2019; and abandoned-facility payments, over lease terms expiring through 2027.

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

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Overview of Results of Operations and Liquidity

	Three Months Ended				Nine Months Ended
	September 29,		September 30,		September 29,		September 30,
(Dollars in millions)	2018		2017		2018		2017

Revenues
Life Sciences Solutions	$1,504	25.4%	$1,382	27.0%	$4,572	25.6%	$4,150	27.9%
Analytical Instruments	1,333	22.5%	1,189	23.2%	3,901	21.9%	3,407	22.9%
Specialty Diagnostics	894	15.1%	844	16.5%	2,773	15.5%	2,572	17.3%
Laboratory Products and Services	2,470	41.7%	1,933	37.8%	7,433	41.6%	5,424	36.5%
Eliminations	(281)	(4.7)%	(232)	(4.5)%	(828)	(4.6)%	(682)	(4.6)%

	$5,920	100%	$5,116	100%	$17,851	100%	$14,871	100%
Sales in the third quarter of 2018 were $5.92 billion, an increase of $804 million from 2017. Sales increased $348 million due to acquisitions. The unfavorable effects of currency translation resulted in a decrease in revenues of $49 million in the third quarter of 2018. Aside from the effects of acquisitions and currency translation, revenues increased $505 million (10%) primarily due to increased demand in the quarter compared to the 2017 quarter. Sales to customers in each of the company's primary end markets grew. Sales growth was strong in each of the company's primary geographic areas, particularly Asia.
In the third quarter of 2018, total company operating income and operating income margin were $912 million and 15.4%, respectively, compared with $634 million and 12.4%, respectively, in 2017. The increase in operating income was primarily due to profit on higher sales and, to a lesser extent, the effect of acquisitions, offset in part by strategic growth investments and unfavorable sales mix. The company’s references to strategic growth investments generally refer to targeted spending for enhancing commercial capabilities, including expansion of geographic sales reach and e-commerce platforms, marketing initiatives, focused research projects and other expenditures to enhance the customer experience. The company’s references throughout this discussion to productivity improvements generally refer to improved cost efficiencies from its Practical Process Improvement (PPI) business system, reduced costs resulting from global sourcing initiatives, a lower cost structure following restructuring actions, including headcount reductions and consolidation of facilities, and low cost region manufacturing.
The company's effective tax rate was 12.5% for the third quarter of 2018. In the third quarter of 2018, the company recorded a net tax provision of $47 million to adjust the estimated initial impacts of U.S. tax reform recorded in 2017. This adjustment was required based on further analysis of available tax accounting methods and elections, legislative updates, regulations, earnings and profits computations and taxpools. The company expects its effective tax rate for all of 2018 will be between 7% and 10% based on currently forecasted rates of profitability in the countries in which the company conducts business and expected generation of foreign tax credits. Due primarily to the non-deductibility of intangible asset amortization for tax purposes, the company’s cash payments for income taxes are higher than its income tax expense for financial reporting purposes and are expected to total $525 to $575 million in 2018.
The company recorded a $54 million benefit from income taxes in the third quarter of 2017. In the third quarter of 2017, the company refinanced certain long term inter-company debt which resulted in an income tax benefit of $237 million related to a foreign exchange loss recognized for income tax purposes. As a result of this foreign exchange loss, the company reduced its forecasted benefit from foreign tax credits by $100 million as this loss reduced expected U.S. taxes that these credits would have offset for 2017.
Net income increased to $709 million in the third quarter of 2018 from $534 million in the third quarter of 2017, primarily due to the increase in operating income in the 2018 period (discussed above) offset in part by higher income taxes (discussed above).
During the first nine months of 2018, the company’s cash flow from operations totaled $2.74 billion compared with $2.14 billion for 2017. The increase primarily resulted from higher income before amortization and depreciation in the 2018 period, offset in part by higher investment in working capital in 2018.
As of September 29, 2018, the company’s short-term debt totaled $1.01 billion including $0.43 billion of commercial paper obligations and $0.58 billion of senior notes due within the next twelve months. The company has a revolving credit facility with a bank group that provides up to $2.50 billion of unsecured multi-currency revolving credit. If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Overview of Results of Operations and Liquidity (continued)

the event that commercial paper markets are not available. As of September 29, 2018, no borrowings were outstanding under the company’s revolving credit facility, although available capacity was reduced by approximately $83 million as a result of outstanding letters of credit.
In October 2018, the company completed the acquisition of the Advanced Bioprocessing business for $477 million in cash (Note 2). The company expects to fund the acquisition of Gatan (Note 2) with a combination of new debt financing and cash. The company believes that its existing cash and cash equivalents of $1.10 billion as of September 29, 2018 and its future cash flow from operations together with available borrowing capacity under its revolving credit agreement will be sufficient to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months.
Critical Accounting Policies and Estimates
The company’s discussion and analysis of its financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent liabilities. On an on-going basis, management evaluates its estimates, including those related to business combinations, intangible assets and goodwill, income taxes, contingencies and litigation, and pension costs. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management bases its estimates on historical experience, current market and economic conditions and other assumptions that management believes are reasonable. The results of these estimates form the basis for judgments about the carrying value of assets and liabilities where the values are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements of the company’s Form 10-K for 2017, describe the significant accounting estimates and policies used in preparation of the consolidated financial statements. While there have been no significant changes in the company's critical accounting policies during the first nine months of 2018, as described in Note 1, the company changed the manner in which it accounts for revenue from contracts with customers under guidance that became effective January 1, 2018.
Results of Operations
Third Quarter 2018 Compared With Third Quarter 2017

	Three Months Ended
(In millions)	September 29, 2018	September 30, 2017	Total Change	Currency Translation	Acquisitions	Operations

Revenues
Life Sciences Solutions	$1,504	$1,382	$122	$(15)	$3	$134
Analytical Instruments	1,333	1,189	144	(13)	10	147
Specialty Diagnostics	894	844	50	(6)	—	56
Laboratory Products and Services	2,470	1,933	537	(16)	339	214
Eliminations	(281)	(232)	(49)	1	(4)	(46)

Consolidated Revenues	$5,920	$5,116	$804	$(49)	$348	$505
Sales in the third quarter of 2018 were $5.92 billion, an increase of $804 million from the third quarter of 2017. Sales increased $348 million due to acquisitions. The unfavorable effects of currency translation resulted in a decrease in revenues of $49 million in 2018. Aside from the effects of acquisitions/divestitures and currency translation, revenues increased $505 million (10%) primarily due to increased demand in the quarter compared to the 2017 quarter. Sales to customers in each of the company's primary end markets grew. Sales growth was strong in each of the company's primary geographic areas, particularly Asia.
In the third quarter of 2018, total company operating income and operating income margin were $912 million and 15.4%, respectively, compared with $634 million and 12.4%, respectively, in 2017. The increase in operating income was primarily due to profit on higher sales and, to a lesser extent, the effect of acquisitions, offset in part by strategic growth investments and unfavorable sales mix.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

In the third quarter of 2018, the company recorded restructuring and other income, net, of $32 million, including $4 million of net credits to selling, general and administrative expenses, primarily income from favorable results of product liability litigation, offset in part by third-party transaction/integration costs related to recent and pending acquisitions. The company recorded $24 million of cash restructuring costs, including severance and abandoned facilities costs associated with the closure and consolidation of facilities in the U.S. and Europe. The company also recorded $51 million of other income, net, principally for the favorable resolution of a litigation matter (see Notes 9 and 13).
In the third quarter of 2017, the company recorded restructuring and other costs, net, of $131 million, including $45 million of charges to cost of revenues primarily to conform the accounting policies of Patheon to the company's accounting policies and for the sale of inventories revalued at the date of acquisition. The company recorded $37 million of charges to selling, general and administrative expenses, primarily for third-party transaction costs related to the acquisition of Patheon and charges to confirm the accounting policies of Patheon to the company's accounting policies, offset in part by income associated with favorable results of product liability litigation. The company recorded $26 million of cash restructuring costs, primarily to achieve acquisition synergies, including severance and abandoned facilities costs associated with the closure and consolidation of facilities in the U.S. and Europe. The company’s other businesses incurred costs for continued headcount reductions and facility consolidations in an effort to streamline operations including severance at several businesses and abandoned facility expenses at businesses that have been or are being consolidated in the U.S., Europe and Asia. The company also recorded $23 million of other charges, net, principally for litigation-related matters, and compensation due at Patheon on the date of acquisition.
As of November 2, 2018, the company has identified restructuring actions that will result in additional charges of approximately $95 million in 2018 and 2019, and expects to identify additional actions during 2018 which will be recorded when specified criteria are met, such as communication of benefit arrangements and abandonment of leased facilities.
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

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

	Three Months Ended
	September 29,	September 30,
(Dollars in millions)	2018	2017	Change

Revenues
Life Sciences Solutions	$1,504	$1,382	9%
Analytical Instruments	1,333	1,189	12%
Specialty Diagnostics	894	844	6%
Laboratory Products and Services	2,470	1,933	28%
Eliminations	(281)	(232)	21%

Consolidated Revenues	$5,920	$5,116	16%

Segment Income
Life Sciences Solutions	$495	$452	10%
Analytical Instruments	294	257	14%
Specialty Diagnostics	223	218	2%
Laboratory Products and Services	299	243	23%

Subtotal Reportable Segments	1,311	1,170	12%

Cost of Revenues (Credits) Charges, Net	1	(45)
Selling, General and Administrative (Credits) Charges, Net	4	(37)
Restructuring and Other (Income) Costs, Net	27	(49)
Amortization of Acquisition-related Intangible Assets	(431)	(405)

Consolidated Operating Income	$912	$634	44%

Reportable Segments Operating Income Margin	22.1%	22.9%

Consolidated Operating Income Margin	15.4%	12.4%
Income from the company’s reportable segments increased 12% to $1.31 billion in the third quarter of 2018 due primarily to profit on higher sales offset in part by strategic growth investments and unfavorable sales mix. The reportable segments' operating income margin decreased due to the dilutive effect of the Patheon acquisition offset in part by operational improvements.
Life Sciences Solutions

	Three Months Ended
	September 29,	September 30,
(Dollars in millions)	2018	2017	Change

Revenues	$1,504	$1,382	9%

Operating Income Margin	32.9%	32.7%	0.2 pt
Sales in the Life Sciences Solutions segment increased $122 million to $1.50 billion in the third quarter of 2018. Sales increased $134 million (10%) due to higher revenues at existing businesses and $3 million due to an acquisition. The unfavorable effects of currency translation resulted in a decrease in revenues of $15 million. The increase in revenue at existing businesses was primarily due to increased demand in each of the segment's principal businesses, particularly for bioprocess production products, biosciences products and, to a lesser extent, clinical next-generation sequencing products and genetic sciences products.
Operating income margin was 32.9% in the third quarter of 2018 compared to 32.7% in the third quarter of 2017. The increase resulted primarily from profit on higher sales offset in part by unfavorable sales mix and strategic growth investments.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

Analytical Instruments

	Three Months Ended
	September 29,	September 30,
(Dollars in millions)	2018	2017	Change

Revenues	$1,333	$1,189	12%

Operating Income Margin	22.0%	21.6%	0.4 pt
Sales in the Analytical Instruments segment increased $144 million to $1.33 billion in the third quarter of 2018. Sales increased $147 million (12%) due to higher revenues at existing businesses and $10 million due to acquisitions. The unfavorable effects of currency translation resulted in a decrease in revenues of $13 million. The increase in revenue at existing businesses was due to increased demand for products sold by each of the segment's primary businesses.
Operating income margin was 22.0% in the third quarter of 2018 compared to 21.6% in the third quarter of 2017. The increase resulted primarily from profit on higher sales offset in part by strategic growth investments and unfavorable sales mix.
Specialty Diagnostics

	Three Months Ended
	September 29,	September 30,
(Dollars in millions)	2018	2017	Change

Revenues	$894	$844	6%

Operating Income Margin	25.0%	25.9%	-0.9 pt
Sales in the Specialty Diagnostics segment increased $50 million to $894 million in the third quarter of 2018. Sales increased $56 million (7%) due to higher revenues at existing businesses. The unfavorable effects of currency translation resulted in a decrease in revenues of $6 million. The increase in revenue at existing businesses was due to higher demand in each of the segment's principal businesses with particular strength in sales of products sold through the segment’s healthcare market channel and, to a lesser extent, clinical diagnostic products and immunodiagnostic products.
Operating income margin was 25.0% in the third quarter of 2018 and 25.9% in the third quarter of 2017. The decrease was primarily due to strategic growth investments and, to a lesser extent, unfavorable sales mix. These decreases were offset in part by profit on higher sales.
Laboratory Products and Services

	Three Months Ended
	September 29,	September 30,
(Dollars in millions)	2018	2017	Change

Revenues	$2,470	$1,933	28%

Operating Income Margin	12.1%	12.6%	-0.5 pt
Sales in the Laboratory Products and Services segment increased $537 million to $2.47 billion in the third quarter of 2018. Sales increased $339 million due to an acquisition and $214 million (11%) due to higher revenues at existing businesses. The unfavorable effects of currency translation resulted in a decrease in revenues of $16 million. The increase in revenue at existing businesses was primarily due to increased demand in each of the segment's principal businesses with particular strength in products sold through its research and safety market channel business and service offerings of its clinical trials business.
Operating income margin was 12.1% in the third quarter of 2018 and 12.6% in the third quarter of 2017. The decrease was primarily due to unfavorable sales mix and, to a lesser extent, strategic investments offset in part by profit on higher sales and, to a lesser extent, productivity improvements, net of inflationary cost increases.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

Other Expense, Net
The company reported other expense, net, of $102 million and $154 million in the third quarter of 2018 and 2017, respectively (Note 5). In the third quarter of 2017, other expense, net included $29 million of charges related to the amortization of fees paid to obtain bridge financing commitments related to the acquisition of Patheon.
Provision for Income Taxes
The company's effective tax rate was 12.5% for the third quarter of 2018. In the third quarter of 2018, the company recorded a net tax provision of $47 million to adjust the estimated initial impacts of U.S. tax reform recorded in 2017. This adjustment was required based on further analysis of available tax accounting methods and elections, legislative updates, regulations, earnings and profits computations and taxpools. The company expects its effective tax rate for all of 2018 will be between 7% and 10% based on currently forecasted rates of profitability in the countries in which the company conducts business and expected generation of foreign tax credits. Due primarily to the non-deductibility of intangible asset amortization for tax purposes, the company’s cash payments for income taxes are higher than its income tax expense for financial reporting purposes and are expected to total $525 to $575 million in 2018.
The company recorded a $54 million benefit from income taxes in the third quarter of 2017. In the third quarter of 2017, the company refinanced certain long term inter-company debt which resulted in an income tax benefit of $237 million related to a foreign exchange loss recognized for income tax purposes. As a result of this foreign exchange loss, the company reduced its forecasted benefit from foreign tax credits by $100 million as this loss reduced expected U.S. taxes that these credits would have offset for 2017.
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
First Nine Months of 2018 Compared With First Nine Months of 2017

	Nine Months Ended
(In millions)	September 29, 2018	September 30, 2017	Total Change	Currency Translation	Acquisitions	Operations

Revenues
Life Sciences Solutions	$4,572	$4,150	$422	$77	$6	$339
Analytical Instruments	3,901	3,407	494	66	32	396
Specialty Diagnostics	2,773	2,572	201	53	8	140
Laboratory Products and Services	7,433	5,424	2,009	81	1,457	471
Eliminations	(828)	(682)	(146)	(10)	(13)	(123)

Consolidated Revenues	$17,851	$14,871	$2,980	$267	$1,490	$1,223
Sales in the first nine months of 2018 were $17.85 billion, an increase of $2.98 billion from the first nine months of 2017. Sales increased $1.49 billion due to acquisitions. The favorable effects of currency translation resulted in an increase in revenues of $267 million in 2018. Aside from the effects of currency translation and acquisitions, revenues increased $1.22 billion (8%) primarily due to increased demand. Sales to customers in each of the company's primary end markets grew. Sales growth was strong in each of the company's primary geographic areas, particularly Asia.
In the first nine months of 2018, total company operating income and operating income margin were $2.64 billion and 14.8%, respectively, compared with $2.00 billion and 13.5%, respectively, in the first nine months of 2017. The increase in operating income was primarily due to profit on higher sales, the effects of acquisitions and, to a lesser extent, favorable foreign currency exchange and productivity improvements, net of inflationary cost increases, offset in part by an increase in strategic growth investments, amortization of acquisition-related intangible assets, due to recent acquisitions, and unfavorable sales mix.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

In the first nine months of 2018, the company recorded restructuring and other costs, net, of $49 million, including $7 million of charges to cost of revenues primarily for the sale of inventories revalued at the date of acquisition. The company recorded $7 million of net charges to selling, general and administrative expenses, primarily for third-party transaction and integration costs associated with recent and pending acquisitions, offset in part by income from the favorable results of product liability litigation. In addition, the company recorded $75 million of cash restructuring costs in its continuing effort to streamline operations, including severance at several businesses and abandoned facility expenses at businesses that have been or are being consolidated in the U.S., Europe and Asia. The company also recorded $40 million of other income, net, principally for resolution of a litigation matter (see Notes 9 and 13).
In the first nine months of 2017, the company recorded restructuring and other costs, net, of $247 million, including $77 million of charges to cost of revenues primarily for the sale of inventories revalued at the date of acquisition, and, to a lesser extent, to conform the accounting policies of Patheon to the company's accounting policies. The company recorded $75 million of charges to selling, general and administrative expenses, primarily for third-party transaction and integration costs associated with recent acquisitions and changes in estimates of acquisition contingent consideration. In addition, the company recorded $66 million of cash restructuring costs, primarily to achieve acquisition synergies, including severance and abandoned facilities costs associated with the closure and consolidation of facilities in the U.S and Europe. The company’s other businesses incurred costs for continued headcount reductions and facility consolidations in an effort to streamline operations including severance at several businesses and abandoned facility expenses at businesses that have been or are being consolidated in the U.S., Europe and Asia. The company also recorded $30 million of other costs, net, principally charges for litigation-related matters, and compensation due at Patheon on the date of the acquisition.

Segment Results

	Nine Months Ended
	September 29,	September 30,
(Dollars in millions)	2018	2017	Change

Revenues
Life Sciences Solutions	$4,572	$4,150	10%
Analytical Instruments	3,901	3,407	14%
Specialty Diagnostics	2,773	2,572	8%
Laboratory Products and Services	7,433	5,424	37%
Eliminations	(828)	(682)	21%

Consolidated Revenues	$17,851	$14,871	20%

Segment Income
Life Sciences Solutions	$1,534	$1,333	15%
Analytical Instruments	831	681	22%
Specialty Diagnostics	719	685	5%
Laboratory Products and Services	916	704	30%

Subtotal Reportable Segments	4,000	3,403	18%

Cost of Revenues Charges	(7)	(77)
Selling, General and Administrative Charges, Net	(7)	(75)
Restructuring and Other Costs, Net	(35)	(95)
Amortization of Acquisition-related Intangible Assets	(1,316)	(1,153)

Consolidated Operating Income	$2,635	$2,003	32%

Reportable Segments Operating Income Margin	22.4%	22.9%

Consolidated Operating Income Margin	14.8%	13.5%

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

Income from the company’s reportable segments increased 18% to $4.00 billion in the first nine months of 2018 due primarily to profit on higher sales and, to a lesser extent, the effects of acquisitions, favorable foreign currency exchange and productivity improvements, net of inflationary cost increases, offset in part by strategic growth investments and unfavorable sales mix.
Life Sciences Solutions

	Nine Months Ended
	September 29,	September 30,
(Dollars in millions)	2018	2017	Change

Revenues	$4,572	$4,150	10%

Operating Income Margin	33.5%	32.1%	1.4 pt
Sales in the Life Sciences Solutions segment increased $422 million to $4.57 billion in the first nine months of 2018. Sales increased $339 million (8%) due to higher revenues at existing businesses, $77 million due to the favorable effects of currency translation and $6 million due to an acquisition. The increase in revenue at existing businesses was primarily due to increased demand at each of the segment's primary businesses, with particular strength from sales of biosciences products and bioprocess production products.
Operating income margin was 33.5% in the first nine months of 2018 compared to 32.1% in the first nine months of 2017. The increase resulted primarily from profit on higher sales and, to a lesser extent, productivity improvements, net of inflationary cost increases. These increases were offset in part by strategic growth investments and unfavorable sales mix.
Analytical Instruments

	Nine Months Ended
	September 29,	September 30,
(Dollars in millions)	2018	2017	Change

Revenues	$3,901	$3,407	14%

Operating Income Margin	21.3%	20.0%	1.3 pt
Sales in the Analytical Instruments segment increased $494 million to $3.90 billion in the first nine months of 2018. Sales increased $396 million (12%) due to higher revenues at existing businesses, $66 million due to the favorable effects of currency translation and $32 million due to acquisitions. The increase in revenue at existing businesses was primarily due to increased demand at each of the segment's businesses, particularly for products sold by the segment's chromatography and mass spectrometry business and electron microscopy business.
Operating income margin was 21.3% in the first nine months of 2018 compared to 20.0% in the first nine months of 2017. The increase resulted primarily from profit on higher sales offset in part by strategic growth investments.
Specialty Diagnostics

	Nine Months Ended
	September 29,	September 30,
(Dollars in millions)	2018	2017	Change

Revenues	$2,773	$2,572	8%

Operating Income Margin	25.9%	26.7%	-0.8 pt
Sales in the Specialty Diagnostics segment increased $201 million to $2.77 billion in the first nine months of 2018. Sales increased $140 million (5%) due to higher revenues at existing businesses, $53 million due to the favorable effects of currency translation and $8 million due to an acquisition. The increase in revenue at existing businesses was due to broad based higher

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

demand in each of the segment's primary businesses with particular strength in sales of products sold through the segment’s healthcare market channel.
Operating income margin was 25.9% in the first nine months of 2018 compared to 26.7% in the first nine months of 2017. The decrease resulted primarily from strategic growth investments and, to a lesser extent, unfavorable sales mix, offset in part by profit on higher sales and, to a lesser extent, favorable foreign currency exchange.
Laboratory Products and Services

	Nine Months Ended
	September 29,	September 30,
(Dollars in millions)	2018	2017	Change

Revenues	$7,433	$5,424	37%

Operating Income Margin	12.3%	13.0%	-0.7 pt
Sales in the Laboratory Products and Services segment increased $2.01 billion to $7.43 billion in 2018. Sales increased $1.46 billion due to an acquisition, $471 million (9%) due to higher revenues at existing businesses and $81 million due to the favorable effects of currency translation. The increase in revenue at existing businesses was primarily due to increased demand in each of the segment's principal businesses with particular strength in its research and safety market channel business and, to a lesser extent, its clinical trials business.
Operating income margin was 12.3% in the first nine months of 2018 compared to 13.0% in the first nine months of 2017. The decrease was primarily due to unfavorable sales mix and, to a lesser extent, strategic growth investments, offset in part by profit on higher sales.
Other Expense, Net
The company reported other expense, net, of $385 million and $394 million in the first nine months of 2018 and 2017, respectively (Note 5). Interest expense increased $69 million primarily due to an increase in outstanding debt. This increase was offset in part by higher interest income in 2018. In 2017, other expense, net included $32 million of charges related to the amortization of fees paid to obtain bridge financing commitments related to the acquisition of Patheon.
Provision for Income Taxes
The company recorded a $210 million provision for income taxes in the first nine months of 2018. In 2018, the company recorded a net tax provision of $68 million to adjust the estimated initial impacts of U.S. tax reform recorded in 2017, consisting of an incremental provision of $117 million offset in part by a $49 million reduction of related unrecognized tax benefits established in 2017. These adjustments were required based on new U.S. Treasury guidance and further analysis of available tax accounting methods and elections, legislative updates, regulations, earnings and profits computations and taxpools.
The company recorded a benefit from income taxes in the first nine months of 2017. In 2017, the company refinanced certain long term inter-company debt which resulted in an income tax benefit of $237 million related to a foreign exchange loss recognized for income tax purposes. As a result of this foreign exchange loss, the company reduced its forecasted benefit from foreign tax credits by $100 million as this loss reduced expected U.S. taxes that these credits would have offset for 2017. In addition, in 2017 the company recorded a $65 million favorable adjustment to deferred tax balances due to extension of a tax holiday agreement in Singapore. The company implemented foreign tax credit planning in Sweden which resulted in $20 million of foreign tax credits, with no related incremental U.S. income tax expense.
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
Liquidity and Capital Resources
Consolidated working capital was $4.37 billion at September 29, 2018, compared with $2.37 billion at December 31, 2017. Included in working capital were cash and cash equivalents of $1.10 billion at September 29, 2018 and $1.34 billion at December 31, 2017.
First Nine Months of 2018
Cash provided by operating activities was $2.74 billion during the first nine months of 2018. Cash provided by income was offset in part by investments in working capital. Increases in accounts receivable and inventories used cash of $64 million and $333 million, respectively, primarily to support growth in sales. An increase in other assets used cash of $137 million primarily due to the timing of customer billings and income tax refunds. Other liabilities decreased by $247 million primarily due to the timing of payments for income taxes and, to a lesser extent, incentive compensation. Cash payments for income taxes decreased to $449 million during the first nine months of 2018, compared with $504 million in the first nine months of 2017. The company made cash contributions to its pension and postretirement benefit plans totaling $78 million during the first nine months of 2018. Payments for restructuring actions, principally severance costs and lease and other expenses of real estate consolidation, used cash of $62 million during the first nine months of 2018.
During the first nine months of 2018, the company’s investing activities used $532 million of cash. Acquisitions used cash of $59 million. The company’s investing activities also included the purchase of $474 million of property, plant and equipment. In October 2018, the company completed the acquisition of the Advanced Bioprocessing business for $477 million in cash (Note 2). The company expects to fund the acquisition of Gatan (Note 2) with a combination of new debt financing and cash.
The company’s financing activities used $2.22 billion of cash during the first nine months of 2018. Repayment of senior notes used cash of $2.05 billion. New long-term borrowings provided cash of $690 million. A net decrease in commercial paper obligations used cash of $464 million. The company’s financing activities also included the payment of $198 million in cash dividends, offset in part by $97 million of net proceeds from employee stock option exercises. On July 7, 2016, the Board of Directors authorized the repurchase of up to $1.50 billion of the company’s common stock. In October 2018, the company repurchased $250 million of the company's common stock, depleting the 2016 authorization. On September 7, 2018, the Board of Directors authorized the repurchase of up to $2.00 billion of the company’s common stock. At November 2, 2018, $2.00 billion was available for future repurchases of the company’s common stock.
The company's commitments for purchases of property, plant and equipment, contractual obligations and other commercial commitments did not change materially between December 31, 2017 and September 29, 2018, except for changes in debt (discussed above) and the agreement to acquire Gatan (Note 2). The company expects that for all of 2018, expenditures for property, plant and equipment, net of disposals, will approximate $700 to $730 million.
As of September 29, 2018, the company’s short-term debt totaled $1.01 billion including $0.43 billion of commercial paper obligations and $0.58 billion of senior notes due within the next twelve months. The company has a revolving credit facility with a bank group that provides up to $2.50 billion of unsecured multi-currency revolving credit. If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of September 29, 2018, no borrowings were outstanding under the company’s revolving credit facility, although available capacity was reduced by approximately $83 million as a result of outstanding letters of credit.
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
The company believes that its existing cash and cash equivalents of $1.10 billion as of September 29, 2018 and its future cash flow from operations together with available borrowing capacity under its revolving credit agreement will be sufficient to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Liquidity and Capital Resources (continued)

First Nine Months of 2017
Cash provided by operating activities was $2.14 billion during the first nine months of 2017. Increases in accounts receivable and inventories used cash of $161 million and $208 million, respectively, primarily to support growth in sales. An increase in other assets used cash of $233 million primarily due to the timing of income tax refunds. Cash payments for income taxes totaled $504 million. The company made cash contributions to its pension and postretirement benefit plans totaling $184 million during the first nine months of 2017. Payments for restructuring actions, principally severance costs and lease and other expenses of real estate consolidation, used cash of $71 million during the first nine months of 2017.
During the first nine months of 2017, the company’s investing activities used $7.45 billion of cash. Acquisitions used cash of $7.16 billion. The company’s investing activities also included the purchase of $293 million of property, plant and equipment.
The company’s financing activities provided $5.00 billion of cash during the first nine months of 2017. Issuance of debt provided cash of $6.46 billion and an increase in commercial paper obligations provided cash of $221 million. The company also issued 10 million shares of its common stock for net proceeds of $1.69 billion. Repayment of debt used cash of $2.55 billion. The company’s financing activities also included the repurchase of $750 million of the company's common stock and the payment of $177 million in cash dividends, offset in part by $108 million of net proceeds from employee stock option exercises.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The company's exposure to market risk from changes in interest rates and currency exchange rates has not changed materially from its exposure at year-end 2017.

Item 4.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
The company’s management, with the participation of the company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the company’s chief executive officer and chief financial officer concluded that, as of the end of such period, the company’s disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended September 29, 2018, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings
There are various lawsuits and claims against the company involving product liability, intellectual property, employment and commercial issues. See "Note 9 to our Consolidated Financial Statements – Commitments and Contingencies."

Item 1A.	Risk Factors

Set forth below are the risks that we believe are material to our investors. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 34.

We must develop new products, adapt to rapid and significant technological change and respond to introductions of new products by competitors to remain competitive. Our growth strategy includes significant investment in and expenditures

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

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
As a multinational corporation, we are exposed to fluctuations in currency exchange rates, which could adversely affect our cash flows and results of operations. International markets contribute a substantial portion of our revenues, and we

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

intend to continue expanding our presence in these regions. The exposure to fluctuations in currency exchange rates takes on different forms. International revenues and costs are subject to the risk that fluctuations in exchange rates could adversely affect our reported revenues and profitability when translated into U.S. dollars for financial reporting purposes. These fluctuations could also adversely affect the demand for products and services provided by us. As a multinational corporation, our businesses occasionally invoice third-party customers in currencies other than the one in which they primarily do business (the "functional currency"). Movements in the invoiced currency relative to the functional currency could adversely impact our cash flows and our results of operations. As our international sales grow, exposure to fluctuations in currency exchange rates could have a larger effect on our financial results. In the first nine months of 2018, currency translation had a favorable effect of $267 million on revenues due to the weakening of the U.S. dollar relative to other currencies in which the company sells products and services.
Significant developments stemming from the U.S. administration or the U.K.’s referendum on membership in the EU could have an adverse effect on us. The U.S. administration has called for substantial changes to trade agreements and is imposing significant increases on tariffs on goods imported into the United States. The administration has also indicated an intention to request Congress to make significant changes, replacement or elimination of the Patient Protection and Affordable Care Act, and government negotiation/regulation of drug prices paid by government programs. Changes in U.S. social, political, regulatory and economic conditions or laws and policies governing the health care system and drug prices, foreign trade, manufacturing, and development and investment in the territories and countries where we or our customers operate could adversely affect our operating results and our business.
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

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

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
Moreover, we have acquired many companies and businesses. As a result of these acquisitions, we recorded significant goodwill and indefinite-lived intangible assets (primarily tradenames) on our balance sheet, which amount to approximately $25.14 billion and $1.27 billion, respectively, as of September 29, 2018. In addition, we have definite-lived intangible assets

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

totaling $13.95 billion as of September 29, 2018. We assess the realizability of goodwill and indefinite-lived intangible assets annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. We assess the realizability of definite-lived intangible assets whenever events or changes in circumstances indicate that these assets may be impaired. These events or circumstances would generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and intangible assets will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill and intangible assets, we may be required to incur material charges relating to the impairment of those assets.
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

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

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
Our debt may restrict our investment opportunities or limit our activities. As of September 29, 2018, we had approximately $18.77 billion in outstanding indebtedness. In addition, we have availability to borrow under a revolving credit facility that provides for up to $2.50 billion of unsecured multi-currency revolving credit. We may also obtain additional long-term debt and lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.

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
Additionally, the agreements governing our debt require that we maintain certain financial ratios, and contain affirmative and negative covenants that restrict our activities by, among other limitations, limiting our ability to incur additional indebtedness, merge or consolidate with other entities, make investments, create liens, sell assets and enter into transactions with affiliates. The covenants in our revolving credit facility (the Facility) include a Consolidated Leverage Ratio (total debt-to-Consolidated EBITDA) and a Consolidated Interest Coverage Ratio (Consolidated EBITDA to Consolidated Interest Expense), as such terms are defined in the Facility. Specifically, the company has agreed that, so long as any lender has any commitment under the Facility, any letter of credit is outstanding under the Facility, or any loan or other obligation is outstanding under the Facility, it will maintain a maximum Consolidated Leverage Ratio of 3.5:1.0. The company has also agreed that so long as any lender has any commitment under the Facility or any letter of credit is outstanding under the Facility, or any loan or other obligation is outstanding under the Facility, it will maintain a minimum Consolidated Interest Coverage Ratio of 3.0:1.0 as of the last day of any fiscal quarter.
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

THERMO FISHER SCIENTIFIC INC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
A summary of the share repurchase activity for the company's third quarter of 2018 follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plans or Programs (1) (in millions)

Fiscal July (Jul. 1 - Aug. 4)	1,147,558	$217.85	1,147,558	$250.0
Fiscal August (Aug. 5 - Sep. 1)	—		—	250.0
Fiscal September (Sep. 2 - Sep. 29)	—		—	2,250.0

Total Third Quarter	1,147,558	$217.85	1,147,558	$2,250.0

(1)
On July 7, 2016, the Board of Directors authorized the repurchase of up to $1.50 billion of the company’s common stock. All of the shares of common stock repurchased by the company during the third quarter of 2018 were purchased under this program. In addition, in October 2018, the company repurchased $250 million of the company's common stock, depleting the 2016 authorization. On September 7, 2018, the Board of Directors authorized the repurchase of up to $2.00 billion of the company’s common stock.

Item 6.	Exhibits

See Exhibit Index on page 54.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 2, 2018	THERMO FISHER SCIENTIFIC INC.

/s/ Stephen Williamson
Stephen Williamson
Senior Vice President and Chief Financial Officer

/s/ Peter E. Hornstra
Peter E. Hornstra
Vice President and Chief Accounting Officer

THERMO FISHER SCIENTIFIC INC.
EXHIBIT INDEX

Exhibit Number	Description of Exhibit
4.1
Second Supplemental Indenture, dated as of August 8, 2018, among Thermo Fisher Scientific (Finance I) B.V., as issuer, the Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed August 8, 2018 [File No. 1-8002] and incorporated in this document by reference).

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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet at September 29, 2018 and December 31, 2017, (ii) Consolidated Statement of Income for the three and nine months ended September 29, 2018 and September 30, 2017, (iii) Consolidated Statement of Comprehensive Income for the three and nine months ended September 29, 2018 and September 30, 2017, (iv) Consolidated Statement of Cash Flows for the nine months ended September 29, 2018 and September 30, 2017, (v) Consolidated Statement of Shareholders’ Equity for the three and nine months ended September 29, 2018 and September 30, 2017 and (vi) Notes to Consolidated Financial Statements.