Form 10-K
period 2018-12-31
THERMO FISHER SCIENTIFIC INC.
filed 2019-02-27
CIK 97745

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
December 31, 2018 or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number 1-8002
THERMO FISHER SCIENTIFIC INC.
(Exact name of Registrant as specified in its charter)

Delaware	04-2209186
(State of incorporation or organization)	(I.R.S. Employer Identification No.)
168 Third Avenue
Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (781) 622-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered	Title of each class	Name of each exchange on which registered
Common Stock, $1.00 par value	New York Stock Exchange	2.000% Notes due 2025	New York Stock Exchange
Floating Rate Notes due 2019	New York Stock Exchange	1.400% Notes due 2026	New York Stock Exchange
Floating Rate Notes due 2020	New York Stock Exchange	1.450% Notes due 2027	New York Stock Exchange
1.500% Notes due 2020	New York Stock Exchange	1.375% Notes due 2028	New York Stock Exchange
2.150% Notes due 2022	New York Stock Exchange	1.950% Notes due 2029	New York Stock Exchange
0.750% Notes due 2024	New York Stock Exchange	2.875% Notes due 2037	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one)      Large accelerated filer ☒ Accelerated filer ☐        Non-accelerated filer ☐        Smaller reporting company ☐        Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of June 29, 2018, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $83,322,432,000 (based on the last reported sale of common stock on the New York Stock Exchange Composite Tape reporting system on June 29, 2018).
As of February 2, 2019, the Registrant had 399,003,681 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Sections of Thermo Fisher’s definitive Proxy Statement for the 2019 Annual Meeting of Shareholders are incorporated by reference into Parts II and III of this report.

THERMO FISHER SCIENTIFIC INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

THERMO FISHER SCIENTIFIC INC.

PART I

Item 1.	Business
General Development of Business
Thermo Fisher Scientific Inc. (also referred to in this document as "Thermo Fisher," "we," the "company," or the "registrant") is the world leader in serving science. Our mission is to enable our customers to make the world healthier, cleaner and safer. We help our customers accelerate life sciences research, solve complex analytical challenges, improve patient diagnostics, deliver medicines to market and increase laboratory productivity.
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

We continuously increase our depth of capabilities in technologies, software and services, and leverage our extensive global channels to address our customers’ emerging needs. For example, in October 2018, we acquired, within the Life Sciences Solutions segment, Becton Dickinson and Company's Advanced Bioprocessing business, expanding our bioproduction offerings. Our goal is to make our customers more productive in an increasingly competitive business environment, and to allow them to solve their challenges, from complex research to improved patient care, environmental and process monitoring, and consumer safety.
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

THERMO FISHER SCIENTIFIC INC.
Business (continued)

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
Our offerings include real-time PCR technology used to identify changes in gene expression, genotyping or proteins on an individual gene-by-gene basis; capillary electrophoresis (CE) sequencing, a core technology used in DNA sequencing and fragment analysis and forensic analysis applications; and microarray technology, used in gene expression, genotyping and reproductive health.

THERMO FISHER SCIENTIFIC INC.
Business (continued)

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

THERMO FISHER SCIENTIFIC INC.
Business (continued)

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

THERMO FISHER SCIENTIFIC INC.
Business (continued)

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

•
Laboratory Elemental Analysis Instruments and analyzers use X-ray fluorescence (XRF), X-ray diffraction (XRD), and arc spark optical emission (OES) techniques for accurate and precise analysis of bulk materials in the metals, cement, minerals, and petrochemicals industries.

The company has entered into an agreement to acquire Gatan, Inc., a wholly owned subsidiary of Roper Technologies, Inc., for approximately $925 million in cash. Gatan is a leading manufacturer of instrumentation and software used to enhance and extend the operation and performance of electron microscopes. The transaction is subject to customary closing conditions, including regulatory approvals.
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

THERMO FISHER SCIENTIFIC INC.
Business (continued)

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

THERMO FISHER SCIENTIFIC INC.
Business (continued)

On January 28, 2019, the company entered into an agreement to sell its Anatomical Pathology business to PHC Holdings Corporation for approximately $1.14 billion. The sale is subject to customary closing conditions and applicable regulatory approvals.
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

THERMO FISHER SCIENTIFIC INC.
Business (continued)

containers, plastic transfer pipettes, general purpose clinical laboratory consumables and containers for breast milk collection, storage and feeding primarily used in neo-natal units and by lactation specialists. We also provide OEM and custom kit assembly services for clinical and drugs-of-abuse test kits.
Laboratory Chemicals
Our laboratory chemicals offering comprises a broad range of chemicals, solvents and reagents supporting virtually every laboratory application – from research to drug discovery and development and manufacturing. This portfolio includes organic chemicals used to synthesize new materials; essential laboratory chemicals used by scientists to purify, extract, separate, identify and manufacture products; high-purity analytical reagents, bioreagents used in many different applications, from cell growth to detailed protein analysis; novel chemical building blocks, reactive intermediates and screening libraries used to accelerate drug discovery; and precious metals, salts and solutions used in a broad range of applications where highly specific reactions are desired. We provide bulk volumes of many products for scale-up from research to development and customized services for chemical procurement, processing, production, testing, and packaging.
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

•
Drug Substance Services - Our service offerings address small molecules, produced through chemical synthesis, and large molecules such as antibodies and proteins produced through mammalian cell culture. We provide development and manufacturing services for small molecule APIs and the biologically active component of pharmaceutical products under current good manufacturing practice (cGMP) conditions from early development through commercial production.

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

THERMO FISHER SCIENTIFIC INC.
Business (continued)

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

THERMO FISHER SCIENTIFIC INC.
Business (continued)

Backlog
Our backlog of firm orders at year-end 2018 and 2017 was as follows:

(In millions)	2018	2017

Life Sciences Solutions	$647	$581
Analytical Instruments	2,243	2,050
Specialty Diagnostics	187	158
Laboratory Products and Services	2,055	1,679
Eliminations	(45)	(20)

	$5,087	$4,448
We believe that approximately 90% of our backlog at the end of 2018 will be filled during 2019.
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

THERMO FISHER SCIENTIFIC INC.
Business (continued)

Our Fair Lawn and Somerville, New Jersey facilities entered into administrative consent orders with the New Jersey Department of Environmental Protection in 1984 to maintain groundwater-remediation activities at these sites, and are currently under the State’s Licensed Site Remediation Professional Program. As the owner of the Fair Lawn facility, we are listed as a potentially responsible party for remediation within an area called the Fair Lawn Wellfields Superfund Site, and, in 2008, the company and certain other parties entered into a consent order with the U.S. Environmental Protection Agency (USEPA) to complete a Remedial Investigation/Feasibility Study. In 2018, the USEPA issued a Record of Decision, including the scope of required remediation work based on findings of this study. The company has indicated its willingness to finance and perform the required remediation work together with the other responsible parties. In 2011, our Life Technologies subsidiary entered into a consent decree with the USEPA and other responsible parties to implement a groundwater remedy at the former Davis Landfill Superfund site in Smithfield, Rhode Island.
We record accruals for environmental liabilities based on current interpretations of environmental laws and regulations when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. We calculate estimates based upon several factors, including reports prepared by environmental specialists and management’s knowledge and experience with these environmental matters. We include in these estimates potential costs for investigation, remediation and operation and maintenance of cleanup sites. Accrued liabilities for environmental matters totaled $69 million at December 31, 2018.
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

THERMO FISHER SCIENTIFIC INC.
Business (continued)

Executive Officers of the Registrant

Name	Age	Present Title (Fiscal Year First Became Executive Officer)	Other Positions Held

Marc N. Casper	50	President and Chief Executive Officer (2001)	Chief Operating Officer (2008-2009) Executive Vice President (2006-2009) Senior Vice President (2003-2006)
Mark P. Stevenson	56	Executive Vice President and Chief Operating Officer (2014)	Executive Vice President and President, Life Sciences Solutions (2014-2017) President and Chief Operating Officer, Life Technologies Corporation (2008-2014)
Michael A. Boxer	57	Senior Vice President and General Counsel (2018)	Executive Vice President and Group General Counsel, Luxottica Group S.p.A. (2011-2017)
Patrick M. Durbin	52	Senior Vice President and President, Specialty Diagnostics (2015)	President, BioPharma Services (2010-2015)
Gregory J. Herrema	53	Senior Vice President and President, Customer Channels (2017)	President, Biosciences (2012-2014)
Michel Lagarde	45	Senior Vice President and President, Pharma Services (2017)	President and Chief Operating Officer, Patheon N.V. (2016-2017) Managing Director, JLL Partners* (2008-2016)
Stephen Williamson	52	Senior Vice President and Chief Financial Officer (2015)	Vice President, Financial Operations (2008-2015)
Peter E. Hornstra	59	Vice President and Chief Accounting Officer (2001)	Corporate Controller (1996-2007)
*JLL Partners is a private equity firm focused on healthcare.

Item 1A.	Risk Factors
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
It may be difficult for us to implement our strategies for improving internal growth. Our growth depends in part on the growth of the markets which we serve. Any decline or lower than expected growth in our served markets could diminish demand for our products and services, which would adversely affect our results of operations and financial condition. To address this issue, we are pursuing a number of strategies to improve our internal growth, including:

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

•	reducing demand for some of our products;

•	increasing the rate of order cancellations or delays;

•	increasing the risk of excess and obsolete inventories;

•	increasing pressure on the prices for our products and services;

•	causing supply interruptions which could disrupt our ability to produce our products; and

•	creating longer sales cycles and greater difficulty in collecting sales proceeds.
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
Economic, political, foreign currency and other risks associated with international sales and operations could adversely affect our results of operations. International markets contribute a substantial portion of our revenues, and we intend to continue expanding our presence in these regions. The exposure to fluctuations in currency exchange rates takes on different forms. International revenues and costs are subject to the risk that fluctuations in exchange rates could adversely affect our reported revenues and profitability when translated into U.S. dollars for financial reporting purposes. These fluctuations could also adversely affect the demand for products and services provided by us. As a multinational corporation, our businesses occasionally invoice third-party customers in currencies other than the one in which they primarily do business (the "functional currency"). Movements in the invoiced currency relative to the functional currency could adversely impact our cash flows and our results of operations. As our international sales grow, exposure to fluctuations in currency exchange rates could have a larger effect on our financial results. In 2018, currency translation had a favorable effect of $173 million on revenues due to the weakening of the U.S. dollar relative to other currencies in which the company sells products and services.
In addition, many of our employees, contract manufacturers, suppliers, job functions, outsourcing activities and manufacturing facilities are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

•	interruption to transportation flows for delivery of parts to us and finished goods to our customers;

•	changes in a specific country's or region's political, economic or other conditions;

•	changes in diplomatic and trade relationships, including new tariffs, trade protection measures, import or export licensing requirements, trade embargoes and sanctions and other trade barriers;

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

•
tariffs imposed by the U.S. on goods from other countries and tariffs imposed by other countries on U.S. goods, including the tariffs recently adopted by the U.S. government on various imports from China and by the Chinese government on certain U.S. goods;

•	negative consequences from changes in tax laws;

•	difficulty in staffing and managing widespread operations;

•	differing labor regulations;

•	differing protection of intellectual property;

•	unexpected changes in regulatory requirements; and

•	geopolitical uncertainty or turmoil, including terrorism and war.
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
Moreover, we have acquired many companies and businesses. As a result of these acquisitions, we recorded significant goodwill and indefinite-lived intangible assets (primarily tradenames) on our balance sheet, which amount to approximately $25.35 billion and $1.27 billion, respectively, as of December 31, 2018. In addition, we have definite-lived intangible assets totaling $13.71 billion as of December 31, 2018. We assess the realizability of goodwill and indefinite-lived intangible assets annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. We assess the

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

realizability of definite-lived intangible assets whenever events or changes in circumstances indicate that these assets may be impaired. These events or circumstances would generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and intangible assets will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill and intangible assets, we may be required to incur material charges relating to the impairment of those assets.
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

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

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
A significant disruption in, or breach in security of, our information technology systems or violation of data privacy laws could adversely affect our business. As a part of our ongoing effort to upgrade our current information systems, we periodically implement new enterprise resource planning software and other software applications to manage certain of our business operations. As we implement and add functionality, problems could arise that we have not foreseen. Such problems could disrupt our ability to provide quotes, take customer orders and otherwise run our business in a timely manner. When we upgrade or change systems, we may suffer interruptions in service, loss of data or reduced functionality. In addition, if our new systems fail to provide accurate pricing and cost data our results of operations and cash flows could be adversely affected.
We also rely on our information technology systems to process, transmit and store electronic information (including sensitive data such as confidential business information and personally identifiable data relating to employees, customers and other business partners) and to manage or support a variety of critical business processes and activities (such as interacting with suppliers, selling our products and services, fulfilling orders and billing, collecting and making payments, shipping products, providing services and support to customers, tracking customer activity, fulfilling contractual obligations and otherwise conducting business). Our systems may be vulnerable to damage or interruption from natural disasters, power loss, telecommunication failures, terrorist attacks, computer hackers, computer viruses, ransomware, phishing, computer denial-of-service attacks, unauthorized access to customer or employee data or company trade secrets, and other attempts to harm our systems. Certain of our systems are not redundant, and our disaster recovery planning is not sufficient for every eventuality. Despite any precautions we may take, such problems could result in, among other consequences, interruptions in our services, which could harm our reputation and financial results. Any of the cyber-attacks, breaches or other disruptions or damage described above, if significant, could materially interrupt our operations, delay production and shipments, result in theft of our and our customers’ intellectual property and trade secrets, damage customer, business partner and employee relationships and our reputation or result in defective products or services, legal claims and proceedings, liability and penalties under privacy laws and increased cost for security and remediation, each of which could adversely affect our business and financial results.
If we are unable to maintain reliable information technology systems and appropriate controls with respect to global data privacy and security requirements and prevent data breaches, we may suffer regulatory consequences in addition to business

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

consequences. As a global organization, we are subject to data privacy and security laws, regulations, and customer-imposed controls in numerous jurisdictions as a result of having access to and processing confidential, personal and/or sensitive data in the course of our business. For example, in the United States, individual states regulate data breach and security requirements and multiple governmental bodies assert authority over aspects of the protection of personal privacy. European laws require us to have an approved legal mechanism to transfer personal data out of Europe, and the recently-enacted EU General Data Protection Regulation, which took effect in May 2018, imposes significantly stricter requirements in how we collect and process personal data. Several countries, such as China and Russia, have passed laws that require personal data relating to their citizens to be maintained on local servers and impose additional data transfer restrictions. Government enforcement actions can be costly and interrupt the regular operation of our business, and data breaches or violations of data privacy laws can result in fines, reputational damage and civil lawsuits, any of which may adversely affect our business, reputation and financial statements.
Our debt may restrict our investment opportunities or limit our activities. As of December 31, 2018, we had approximately $18.99 billion in outstanding indebtedness. In addition, we have availability to borrow under a revolving credit facility that provides for up to $2.50 billion of unsecured multi-currency revolving credit. We may also obtain additional long-term debt and lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.
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
The location and general character of our principal properties by segment are as follows:
Life Sciences Solutions
We own approximately 2.9 million square feet of office, engineering, laboratory and production space, principally in California, New York, Florida, Michigan, Maryland, Illinois, Oregon, Wisconsin and Pennsylvania, within the U.S., and in Lithuania, the U.K. and New Zealand. We lease approximately 3.1 million square feet of office, engineering, laboratory and production space, principally in California, Maryland, Utah, Massachusetts and Texas, within the U.S., and in Singapore, China, Netherlands, Germany, India, South Korea, Norway, Japan and Brazil under various leases that expire between 2019 and 2033.
Analytical Instruments
We own approximately 2.2 million square feet of office, engineering, laboratory and production space, principally in California, Massachusetts, Wisconsin, Oregon and Minnesota, within the U.S., and in Germany, Netherlands and Italy. We lease approximately 2.5 million square feet of office, engineering, laboratory and production space, principally in California, Texas, Tennessee, Illinois, Oregon, Pennsylvania, Colorado and Florida, within the U.S., and in Czech Republic, China, Germany, Switzerland, Netherlands, the U.K., Japan, Australia and India, under various leases that expire between 2019 and 2034.
Specialty Diagnostics
We own approximately 2.0 million square feet of office, engineering, laboratory and production space, principally in Virginia, Kansas, New Hampshire and California, within the U.S., and in Sweden, Germany, the U.K. and Switzerland. We lease approximately 1.6 million square feet of office, engineering, laboratory and production space, principally in California, Kansas and Michigan, within the U.S., and in Finland, China, the U.K., France, Canada and Japan under various leases that expire between 2019 and 2034.
Laboratory Products and Services
We own approximately 12.8 million square feet of office, engineering, laboratory, warehouse and production space, principally in North Carolina, Pennsylvania, Ohio, Puerto Rico, New York, New Jersey, South Carolina, Illinois and California, within the U.S., and in the U.K., Austria, Italy, Canada, France, Germany and China. We lease approximately 4.7 million square feet of office, engineering, laboratory, warehouse and production space, principally in California, Pennsylvania, New York, Maryland, Ohio, North Carolina, Massachusetts, Tennessee and Texas, within the U.S., and in Australia, Germany, China, the U.K., Mexico, India, Singapore, New Zealand and Sweden under various leases that expire between 2019 and 2038.
Corporate Headquarters
We own approximately 127,000 square feet of office space in Massachusetts.
We believe that all of the facilities that we are currently using are in good condition and are suitable and adequate to meet our current needs. If we are unable to renew any of the leases that are due to expire in 2019 or 2020, we believe that suitable replacement properties are available on commercially reasonable terms.

Item 3.	Legal Proceedings
There are various lawsuits and claims against the company involving product liability, intellectual property, employment and commercial issues. See "Note 11 to our Consolidated Financial Statements – Commitments and Contingencies."

Item 4.	Mine Safety Disclosures
Not applicable.

THERMO FISHER SCIENTIFIC INC.

PART II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Price of Common Stock
Our common stock is traded on the New York Stock Exchange under the symbol TMO.
Holders of Common Stock
As of February 2, 2019, the company had 3,344 holders of record of its common stock. This does not include holdings in street or nominee names.
Issuer Purchases of Equity Securities
A summary of the share repurchase activity for the company's fourth quarter of 2018 follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plans or Programs (1) (in millions)

Fiscal October (Sep. 30 - Nov. 3)	1,008,466	$247.90	1,008,466	$2,000.0
Fiscal November (Nov. 4 - Dec. 1)	—		—	2,000.0
Fiscal December (Dec. 2 - Dec. 31)	—		—	2,000.0

Total Fourth Quarter	1,008,466	$247.90	1,008,466	$2,000.0

(1)
On July 7, 2016, the Board of Directors authorized the repurchase of up to $1.50 billion of the company’s common stock. All of the shares of common stock repurchased by the company during the fourth quarter of 2018 were purchased under this program. On September 7, 2018, the Board of Directors authorized the repurchase of up to $2.00 billion of the company’s common stock. In January 2019, the company repurchased $750 million of the company's common stock under the 2018 authorization.

THERMO FISHER SCIENTIFIC INC.

Item 6.	Selected Financial Data

(In millions except per share amounts)	2018 (a)	2017 (b)	2016 (c)	2015 (d)	2014 (e)

Statement of Income Data
Revenues	$24,358	$20,918	$18,274	$16,965	$16,890
Income from Continuing Operations	2,938	2,228	2,025	1,980	1,895
Net Income	2,938	2,225	2,022	1,975	1,894
Earnings per Share from Continuing Operations:
Basic	7.31	5.65	5.13	4.97	4.76
Diluted	7.24	5.60	5.10	4.93	4.71
Earnings per Share:
Basic	7.31	5.64	5.12	4.96	4.76
Diluted	7.24	5.59	5.09	4.92	4.71

Balance Sheet Data
Total Assets	56,232	56,669	45,908	40,834	42,852
Long-term Obligations	17,719	18,873	15,372	11,420	12,352
The caption "restructuring and other costs/income" in the notes below includes amounts charged to cost of revenues, primarily for the sale of inventories revalued at the date of acquisition, and charges/credits to selling, general and administrative expense primarily for significant acquisition transaction costs.

(a)	Reflects $91 million of pre-tax charges for restructuring and other costs.

(b)	Reflects $298 million of pre-tax charges for restructuring and other costs. Also reflects the acquisition of Patheon N.V. in August 2017.

(c)	Reflects $395 million of pre-tax charges for restructuring and other costs. Also reflects the acquisitions of Affymetrix, Inc. in March 2016 and FEI Company in September 2016.

(d)	Reflects $171 million of pre-tax charges for restructuring and other costs.

(e)	Reflects $140 million of pre-tax income from gains on sale of businesses, net of restructuring and other costs. Also reflects the acquisition of Life Technologies Corporation in February 2014.

THERMO FISHER SCIENTIFIC INC.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
On August 29, 2017, the company acquired, within the Laboratory Products and Services segment, Patheon N.V., a leading global provider of high-quality drug development and delivery solutions to the pharmaceutical and biopharma sectors, for $35.00 per share in cash, or $7.36 billion, including the assumption of net debt. The company financed the purchase price, including the repayment of indebtedness of Patheon, with issuances of debt and equity.
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
On October 25, 2018, the company acquired, within the Life Sciences Solutions segment, Becton Dickinson and Company's Advanced Bioprocessing business for $477 million in cash. This North America-based business adds complementary cell culture products that expand the segment's bioproduction offerings to help customers increase yield during production of biologic drugs. Revenues of the Advanced Bioprocessing business were $100 million in 2017.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Overview of Results of Operations and Liquidity

(Dollars in millions)	2018		2017

Revenues
Life Sciences Solutions	$6,269	25.7%	$5,728	27.4%
Analytical Instruments	5,469	22.5%	4,821	23.0%
Specialty Diagnostics	3,724	15.3%	3,486	16.7%
Laboratory Products and Services	10,035	41.2%	7,825	37.4%
Eliminations	(1,139)	(4.7)%	(942)	(4.5)%

	$24,358	100%	$20,918	100%
Sales in 2018 were $24.36 billion, an increase of $3.44 billion from 2017. Sales increased $1.53 billion due to acquisitions. The favorable effects of currency translation resulted in an increase in revenues of $173 million in 2018. Aside from the effects of acquisitions and currency translation, revenues increased $1.74 billion (8%) primarily due to increased demand. Sales to customers in each of the company's primary end markets grew. Sales growth was strong in each of the company's primary geographic areas, particularly Asia.
In 2018, total company operating income and operating income margin were $3.78 billion and 15.5%, respectively, compared with $2.96 billion and 14.2%, respectively, in 2017. The increase in operating income was primarily due to profit on higher sales and, to a lesser extent, the effects of acquisitions and productivity improvements, net of inflationary cost increases, offset in part by an increase in strategic growth investments, unfavorable sales mix and amortization of acquisition-related intangible assets, due to recent acquisitions. The company’s references to strategic growth investments generally refer to targeted spending for enhancing commercial capabilities, including expansion of geographic sales reach and e-commerce platforms, marketing initiatives, expanded service and operational infrastructure, focused research projects and other expenditures to enhance the customer experience. The company’s references throughout this discussion to productivity improvements generally refer to improved cost efficiencies from its Practical Process Improvement (PPI) business system, reduced costs resulting from global sourcing initiatives, a lower cost structure following restructuring actions, including headcount reductions and consolidation of facilities, and low cost region manufacturing.
The company recorded a provision for income taxes in 2018 including a net provision of $68 million to adjust the estimated initial effects of the Tax Cuts and Jobs Act of 2017 (the Tax Act) recorded in 2017, consisting of an incremental provision of $117 million offset in part by a $49 million reduction of related unrecognized tax benefits established in 2017. These adjustments were required based on new U.S. Treasury guidance and further analysis of available tax accounting methods and elections, legislative updates, regulations, earnings and profit computations and foreign taxes. In 2018, the provision for income taxes also included a $71 million charge to establish a valuation allowance against net operating losses that will not be utilized as a result of the planned sale of the Anatomical Pathology business (Note 2).
The company recorded a provision for income taxes in 2017 principally due to a net provision of $204 million from the effects of the Tax Act consisting primarily of a one-time transition tax on deemed repatriated earnings and profits of foreign subsidiaries, net of a benefit from adjusting the deferred tax balances for the U.S. statutory tax rate reduction. In 2017, the company refinanced certain long term inter-company debt which resulted in an income tax benefit of $237 million related to a foreign exchange loss recognized for income tax purposes. In addition, in 2017 the company recorded a $65 million favorable adjustment to deferred tax balances due to extension of a tax holiday agreement in Singapore. The company continued to implement tax planning initiatives related to non-U.S. subsidiaries in 2017. These non-U.S. subsidiaries incurred foreign tax obligations, and made cash and deemed distributions to the company’s U.S. operations which resulted in no net tax cost. As a result of these distributions, the company benefitted from U.S. foreign tax credits of $86 million, offset in part by additional U.S. income taxes of $53 million on the related foreign income (which reduced the benefit from the foreign rate differential in 2017) for a net benefit of $33 million. The foreign tax credits are the result of foreign earnings and profits remitted or deemed remitted to the U.S. during the reporting year and the U.S. treatment of taxes paid in the foreign jurisdictions in the years those profits were originally earned. The company also implemented foreign tax credit planning in Sweden which resulted in $20 million of foreign tax credits, with no related incremental U.S. income tax expense.,
The effective tax rate in both 2018 and 2017 was also affected by relatively significant earnings in lower tax jurisdictions. Due primarily to the non-deductibility of intangible asset amortization for tax purposes, the company’s cash payments for

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Overview of Results of Operations and Liquidity (continued)

income taxes were higher than its income tax expense for financial reporting purposes and totaled $591 million and $479 million in 2018 and 2017, respectively.
The company expects its effective tax rate in 2019 will be between 7% and 10% based on currently forecasted rates of profitability in the countries in which the company conducts business and expected generation of foreign tax credits. The effective tax rate can vary significantly from period to period as a result of discrete income tax factors and events.
Income from continuing operations increased to $2.94 billion in 2018, from $2.23 billion in 2017 principally due to increase in operating income in 2018 (discussed above).
During 2018, the company’s cash flow from operations totaled $4.54 billion compared with $4.01 billion for 2017. The increase primarily resulted from higher income before amortization and depreciation in the 2018 period, offset in part by higher investment in working capital to support sales growth.
As of December 31, 2018, the company’s short-term debt totaled $1.27 billion, including $693 million of commercial paper obligations and $573 million of senior notes due within the next twelve months. The company has a revolving credit facility with a bank group that provides up to $2.50 billion of unsecured multi-currency revolving credit. If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of December 31, 2018, no borrowings were outstanding under the company’s revolving credit facility, although available capacity was reduced by approximately $82 million as a result of outstanding letters of credit.
The company expects to fund the acquisition of Gatan Inc. with a combination of existing cash balances and short-term borrowings. The company believes that its existing cash and cash equivalents of $2.10 billion as of December 31, 2018 and its future cash flow from operations together with available borrowing capacity under its revolving credit agreement will be sufficient to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months.
Critical Accounting Policies and Estimates
The company’s discussion and analysis of its financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent liabilities. On an on-going basis, management evaluates its estimates, including those related to intangible assets and goodwill, income taxes, contingencies and litigation, and pension costs. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management bases its estimates on historical experience, current market and economic conditions and other assumptions that management believes are reasonable. The results of these estimates form the basis for judgments about the carrying value of assets and liabilities where the values are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
The company believes the following represent its critical accounting policies and estimates used in the preparation of its financial statements:

(a)	Intangible Assets and Goodwill
The company uses assumptions and estimates in determining the fair value of assets acquired and liabilities assumed in a business combination. The determination of the fair value of intangible assets, which represent a significant portion of the purchase price in many of the company’s acquisitions, requires the use of significant judgment with regard to (i) the fair value; and (ii) whether such intangibles are amortizable or non-amortizable and, if the former, the period and the method by which the intangible asset will be amortized. The company estimates the fair value of acquisition-related intangible assets principally based on projections of cash flows that will arise from identifiable intangible assets of acquired businesses. The projected cash flows are discounted to determine the present value of the assets at the dates of acquisition. Definite-lived intangible assets totaled $13.71 billion at December 31, 2018. The company reviews definite-lived intangible assets for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Actual cash flows arising from a particular intangible asset could vary from projected cash flows which could imply different carrying values from those established at the dates of acquisition and which could result in impairment of such asset.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Critical Accounting Policies and Estimates (continued)

The company evaluates goodwill and indefinite-lived intangible assets for impairment annually and when events occur or circumstances change that would more-likely-than-not reduce the fair value of the asset below its carrying amount. Events or circumstances that might require an interim evaluation include unexpected adverse business conditions, economic factors, unanticipated technological changes or competitive activities, loss of key personnel and acts by governments and courts. Goodwill and indefinite-lived intangible assets totaled $25.35 billion and $1.27 billion, respectively, at December 31, 2018. Estimates of discounted future cash flows require assumptions related to revenue and operating income growth, discount rates and other factors. For the goodwill impairment tests, the company considers peer revenues and earnings trading multiples from companies that have operational and financial characteristics that are similar to the respective reporting units and estimated weighted average costs of capital. Different assumptions from those made in the company’s analysis could materially affect projected cash flows and the company’s evaluation of goodwill and indefinite-lived intangible assets for impairment.
For reporting units where the company performed the quantitative goodwill impairment test, indications of fair value based on projections of profitability for 2019 and thereafter and on peer revenues and earnings trading multiples were sufficient to conclude that no impairment of goodwill or indefinite-lived intangible assets existed at the end of the tenth fiscal month of 2018, the date of the company’s impairment testing. There can be no assurance, however, that an economic downturn will not materially adversely affect peer trading multiples and the company’s businesses such that they do not achieve their forecasted profitability and these assets become impaired. Should the fair value of the company’s goodwill or indefinite-lived intangible assets decline because of reduced operating performance, market declines, or other indicators of impairment, or as a result of changes in the discount rate, charges for impairment may be necessary.
With the completion of the Patheon acquisition in August 2017, the company established a new reporting unit, called Pharma Services, which solely consists of the legacy Patheon business, the book carrying value of which equaled its fair value as of the acquisition date. During its annual 2018 goodwill impairment assessment, the company determined that the Pharma Services reporting unit's cushion of fair value over book value had increased to 5%. Despite this favorable increase, given that the fair value of the reporting unit was not substantially in excess of its carrying value, relatively small decreases in future cash flows from anticipated results could result in impairment of goodwill. The key variables that drive the valuation of the reporting unit are revenue and operating income growth rate assumptions, peer revenue and earnings trading multiples, as well as the weighted average cost of capital rate applied. The estimates used for these assumptions represent management's best estimates, which the company believes are reasonable. These assumptions, however are subject to variability and uncertainty, including the degree to which the reporting unit will grow revenue and profitability levels. The Pharma Services reporting unit had $3.37 billion of goodwill, and an overall carrying value of $7.70 billion as of December 31, 2018.

(b)	Income Taxes
In the ordinary course of business there is inherent uncertainty in quantifying the company’s income tax positions. The company assesses income tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the company has recorded the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Should tax return positions that the company expects are sustainable not be sustained upon audit, the company could be required to record an incremental tax provision for such taxes. The company’s liability for these unrecognized tax benefits totaled $1.44 billion at December 31, 2018.
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

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Critical Accounting Policies and Estimates (continued)

The company estimates the degree to which tax assets and loss carryforwards will result in a benefit, after consideration of all positive and negative evidence, and provides a valuation allowance for tax assets and loss carryforwards that it believes will more likely than not go unused. In situations in which the company has been able to conclude that its deferred tax assets will be realized, it has generally relied on future reversals of taxable temporary differences, expected future taxable income where such estimates have historically been reliable, and other factors. If it becomes more likely than not that a tax asset or loss carryforward will be used, the company reverses the related valuation allowance. Any such reversals are recorded as a reduction of the company’s tax provision. The company’s tax valuation allowance totaled $471 million at December 31, 2018. Should the company’s actual future taxable income by tax jurisdiction vary from estimates, additional allowances or reversals thereof may be necessary.
The company has not provided state income or foreign withholding taxes on certain of its non-U.S. subsidiaries’ undistributed earnings, as such amounts are intended to be reinvested outside the United States indefinitely in the respective jurisdictions based on specific business plans and tax strategies. These business plans and tax strategies consider: short-term and long-term forecasts and budgets of the U.S. parent and non-U.S. subsidiaries; working capital and other needs in locations where earnings are generated; the company’s past practices regarding non-U.S. subsidiary dividends; sources of financing by the U.S. parent, such as issuing debt or equity; and uses of cash by the U.S. parent that are more discretionary in nature, such as business combinations and share repurchase programs. However, should the company change its business plans and tax strategies in the future and decide to repatriate a portion of these earnings to one of its U.S. subsidiaries, including cash maintained by these non-U.S. subsidiaries, the company would recognize additional tax liabilities. It is not practicable to estimate the amount of additional state and foreign withholding tax liabilities that the company would incur. The company’s intent is to only make distributions from non-U.S. subsidiaries in the future when they can be made at no net tax costs.

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
Several of the company’s U.S. and non-U.S. subsidiaries sponsor defined benefit pension and other retiree benefit plans. The cost and obligations of these arrangements are calculated using many assumptions to estimate the benefits that the employee earns while working, the amount of which cannot be completely determined until the benefit payments cease. Major assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on plan assets and rate of increase in employee compensation levels. Assumptions are determined based on company data and appropriate market indicators in consultation with third-party actuaries, and are evaluated each year as of the plans’ measurement date. Net periodic pension costs for the company’s pension and other postretirement benefit plans totaled $22 million in 2018. The company’s unfunded benefit obligation totaled $391 million at year-end 2018 compared with $486 million at year-end 2017. Should any of these assumptions change, they would have an effect on net periodic pension costs and the unfunded benefit obligation. For example, a 10% decrease in the discount rate would result in an annual increase in pension and other postretirement benefit expense of approximately $2 million and an increase in the benefit obligation of approximately $93 million.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations
2018 Compared With 2017

(In millions)	2018	2017	Total Change	Currency Translation	Acquisitions	Operations

Revenues
Life Sciences Solutions	$6,269	$5,728	$541	$49	$28	$464
Analytical Instruments	5,469	4,821	648	41	45	562
Specialty Diagnostics	3,724	3,486	238	41	8	189
Laboratory Products and Services	10,035	7,825	2,210	50	1,466	694
Eliminations	(1,139)	(942)	(197)	(8)	(18)	(171)

Consolidated Revenues	$24,358	$20,918	$3,440	$173	$1,529	$1,738
Sales in 2018 were $24.36 billion, an increase of $3.44 billion from 2017. Sales increased $1.53 billion due to acquisitions. The favorable effects of currency translation resulted in an increase in revenues of $173 million in 2018. Aside from the effects of acquisitions and currency translation, revenues increased $1.74 billion (8%) primarily due to increased demand. Sales to customers in each of the company's primary end markets grew. Sales growth was strong in each of the company's primary geographic areas, particularly Asia.
In 2018, total company operating income and operating income margin were $3.78 billion and 15.5%, respectively, compared with $2.96 billion and 14.2%, respectively, in 2017. The increase in operating income was primarily due to profit on higher sales and, to a lesser extent, the effects of acquisitions and productivity improvements, net of inflationary cost increases, offset in part by an increase in strategic growth investments, unfavorable sales mix and amortization of acquisition-related intangible assets, due to recent acquisitions.
In 2018, the company recorded restructuring and other costs, net, of $91 million, including $12 million of charges to cost of revenues primarily for the sale of inventories revalued at the date of acquisition. The company recorded $29 million of net charges to selling, general and administrative expenses, principally third-party transaction and integration costs associated with recent and pending acquisitions, offset in part by income from the favorable results of product liability litigation. In addition, the company recorded $88 million of cash restructuring costs in its continuing effort to streamline operations, including severance at several businesses and abandoned facility expenses at businesses that have been or are being consolidated in the U.S. and Europe. The company also recorded $38 million of other income, net, principally for resolution of a litigation matter (see Note 15).
In 2017, the company recorded restructuring and other costs, net, of $298 million, including $123 million of charges to cost of revenues primarily for the sale of inventories revalued at the date of acquisition and, to a lesser extent, to conform the accounting policies of Patheon to the company's accounting policies; $78 million of charges to selling, general and administrative expenses primarily for third-party transaction and integration costs associated with recent acquisitions and changes in estimates of acquisition contingent consideration. In addition, the company recorded $97 million of cash restructuring costs, primarily to achieve acquisition synergies, including severance and abandoned facilities costs associated with the closure and consolidation of facilities in the U.S. and Europe. The company’s other businesses incurred costs for continued headcount reductions and facility consolidations in an effort to streamline operations, including severance at several businesses and abandoned facility expenses at businesses that have been or are being consolidated in the U.S., Europe and Asia. The company also recorded $27 million of net credits for litigation-related matters, which were mostly offset by compensation due at Patheon on the date of acquisition, hurricane response/impairment costs, and net charges for the settlement/curtailment of retirement plans.
As of February 27, 2019, the company has identified restructuring actions that will result in additional charges of approximately $65 million, primarily in 2019, and expects to identify additional actions during 2019 which will be recorded when specified criteria are met, such as communication of benefit arrangements and abandonment of leased facilities. Approximately 40% of the additional charges will be incurred in the Life Sciences Solutions segment, 25% in the Analytical Instruments segment, 30% in the Laboratory Products and Services segment, and 5% in the Specialty Diagnostics segment. The restructuring projects for which charges were incurred in 2018 are expected to result in annual cost savings of approximately

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

$65 million beginning in part in 2018 and, to a greater extent, in 2019, including $20 million in the Life Sciences Solutions segment, $10 million in the Analytical Instruments segment, $5 million in the Specialty Diagnostics segment and $30 million in the Laboratory Products and Services segment. The restructuring actions for which charges were incurred in 2017 resulted in annual cost savings of approximately $90 million beginning in part in 2017 and to a greater extent in 2018, including $50 million in the Life Sciences Solutions segment, $20 million in the Analytical Instruments segment, $10 million in the Specialty Diagnostics segment and $10 million in the Laboratory Products and Services segment.
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

(Dollars in millions)	2018	2017	Change

Revenues
Life Sciences Solutions	$6,269	$5,728	9%
Analytical Instruments	5,469	4,821	13%
Specialty Diagnostics	3,724	3,486	7%
Laboratory Products and Services	10,035	7,825	28%
Eliminations	(1,139)	(942)	21%

Consolidated Revenues	$24,358	$20,918	16%

Segment Income
Life Sciences Solutions	$2,158	$1,894	14%
Analytical Instruments	1,247	1,027	21%
Specialty Diagnostics	952	927	3%
Laboratory Products and Services	1,258	1,004	25%

Subtotal Reportable Segments	5,615	4,852	16%

Cost of Revenues Charges	(12)	(123)
Selling, General and Administrative Charges, Net	(29)	(78)
Restructuring and Other (Costs) Income, Net	(50)	(97)
Amortization of Acquisition-related Intangible Assets	(1,741)	(1,594)

Consolidated Operating Income	$3,783	$2,960	28%

Reportable Segments Operating Income Margin	23.1%	23.2%

Consolidated Operating Income Margin	15.5%	14.2%
Income from the company’s reportable segments increased 16% to $5.62 billion in 2018 due primarily to profit on higher sales and, to a lesser extent, the effects of acquisitions, and productivity improvements, net of inflationary cost increases, offset in part by strategic growth investments and unfavorable sales mix.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

Life Sciences Solutions

(Dollars in millions)	2018	2017	Change

Revenues	$6,269	$5,728	9%

Operating Income Margin	34.4%	33.1%	1.3 pt
Sales in the Life Sciences Solutions segment increased $541 million to $6.27 billion in 2018. Sales increased $464 million (8%) due to higher revenues at existing businesses, $49 million due to the favorable effects of currency translation and $28 million due to acquisitions. The increase in revenue at existing businesses was primarily due to increased demand at each of the segment's primary businesses, with particular strength from sales of biosciences products and bioprocess production products.
Operating income margin was 34.4% in 2018 compared to 33.1% in 2017. The increase in operating margin resulted primarily from profit on higher sales and productivity improvements, net of inflationary cost increases. These increases were offset in part by unfavorable sales mix, and strategic growth investments.
Analytical Instruments

(Dollars in millions)	2018	2017	Change

Revenues	$5,469	$4,821	13%

Operating Income Margin	22.8%	21.3%	1.5 pt
Sales in the Analytical Instruments segment increased $648 million to $5.47 billion in 2018. Sales increased $562 million (12%) due to higher revenues at existing businesses, $45 million due to acquisitions and $41 million due to the favorable effects of currency translation. The increase in revenue at existing businesses was primarily due to increased demand at each of the segment's primary businesses.
Operating income margin was 22.8% in 2018 compared to 21.3% in 2017. The increase resulted primarily from profit on higher sales and, to a lesser extent, productivity improvements, net of inflationary cost increases, offset in part by strategic growth investments.
Specialty Diagnostics

(Dollars in millions)	2018	2017	Change

Revenues	$3,724	$3,486	7%

Operating Income Margin	25.6%	26.6%	-1.0 pt
Sales in the Specialty Diagnostics segment increased $238 million to $3.72 billion in 2018. Sales increased $189 million (5%) due to higher revenues at existing businesses, $41 million due to the favorable effects of currency translation and $8 million due to an acquisition. The increase in revenue at existing businesses was due to broad based higher demand in each of the segment's primary businesses with particular strength in sales of products sold through the segment’s healthcare market channel.
Operating income margin was 25.6% in 2018 and 26.6% in 2017. The decrease resulted primarily from strategic growth investments and, to a lesser extent, unfavorable sales mix, offset in part by profit on higher sales and, to a lesser extent, favorable foreign currency exchange.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

Laboratory Products and Services

(Dollars in millions)	2018	2017	Change

Revenues	$10,035	$7,825	28%

Operating Income Margin	12.5%	12.8%	-0.3 pt
Sales in the Laboratory Products and Services segment increased $2.21 billion to $10.04 billion in 2018. Sales increased $1.47 billion due to an acquisition, $694 million (9%) due to higher revenues at existing businesses and $50 million due to the favorable effects of currency translation. The increase in revenue at existing businesses was primarily due to increased demand in each of the segment's principal businesses with particular strength in its research and safety market channel business and its clinical trials business.
Operating income margin was 12.5% in 2018 compared to 12.8% in 2017. The decrease was primarily due to unfavorable sales mix and, to a lesser extent, strategic growth investments, offset in part by profit on higher sales.
Other Expense, Net
The company reported other expense, net, of $521 million and $531 million in 2018 and 2017, respectively (Note 5). An increase in interest expense of $75 million was offset in part by an increase in interest income of $56 million in 2018. In 2017, other expense, net included $32 million of charges related to the amortization of fees paid to obtain bridge financing commitments related to the acquisition of Patheon.
Provision for Income Taxes
The company recorded a provision for income taxes in 2018 including a net provision of $68 million to adjust the estimated initial effects of the Tax Cuts and Jobs Act of 2017 recorded in 2017, consisting of an incremental provision of $117 million offset in part by a $49 million reduction of related unrecognized tax benefits established in 2017. These adjustments were required based on new U.S. Treasury guidance and further analysis of available tax accounting methods and elections, legislative updates, regulations, earnings and profit computations and foreign taxes. In 2018, the provision for income taxes also included a $71 million charge to establish a valuation allowance against net operating losses that will not be utilized as a result of the planned sale of the Anatomical Pathology business (Note 2).
The company recorded a provision for income taxes in 2017 principally due to a net provision of $204 million from the effects of the Tax Act consisting primarily of a one-time transition tax on deemed repatriated earnings and profits of foreign subsidiaries, net of a benefit from adjusting the deferred tax balances for the U.S. statutory tax rate reduction. In 2017, the company refinanced certain long term inter-company debt which resulted in an income tax benefit of $237 million related to a foreign exchange loss recognized for income tax purposes. In addition, in 2017 the company recorded a $65 million favorable adjustment to deferred tax balances due to extension of a tax holiday agreement in Singapore. The company continued to implement tax planning initiatives related to non-U.S. subsidiaries in 2017. These non-U.S. subsidiaries incurred foreign tax obligations, and made cash and deemed distributions to the company’s U.S. operations which resulted in no net tax cost. As a result of these distributions, the company benefitted from U.S. foreign tax credits of $86 million, offset in part by additional U.S. income taxes of $53 million on the related foreign income (which reduced the benefit from the foreign rate differential in 2017) for a net benefit of $33 million. The foreign tax credits are the result of foreign earnings and profits remitted or deemed remitted to the U.S. during the reporting year and the U.S. treatment of taxes paid in the foreign jurisdictions in the years those profits were originally earned. The company also implemented foreign tax credit planning in Sweden which resulted in $20 million of foreign tax credits, with no related incremental U.S. income tax expense.
The effective tax rate in both 2018 and 2017 was also affected by relatively significant earnings in lower tax jurisdictions. Due primarily to the non-deductibility of intangible asset amortization for tax purposes, the company’s cash payments for income taxes were higher than its income tax expense for financial reporting purposes and totaled $591 million and $479 million in 2018 and 2017, respectively.
The company expects its effective tax rate in 2019 will be between 7% and 10% based on currently forecasted rates of profitability in the countries in which the company conducts business and expected generation of foreign tax credits. The effective tax rate can vary significantly from period to period as a result of discrete income tax factors and events.

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
Contingent Liabilities
The company is contingently liable with respect to certain legal proceedings and related matters. An unfavorable outcome that differs materially from current accrual estimates, if any, for one or more of the matters described under the headings "Product Liability, Workers Compensation and Other Personal Injury Matters," and "Intellectual Property Matters" in Note 11 could have a material adverse effect on the company’s financial position as well as its results of operations and cash flows.
2017 Compared With 2016

(In millions)	2017	2016	Total Change	Currency Translation	Acquisitions	Operations

Revenues
Life Sciences Solutions	$5,728	$5,317	$411	$12	$99	$300
Analytical Instruments	4,821	3,668	1,153	29	794	330
Specialty Diagnostics	3,486	3,339	147	12	9	126
Laboratory Products and Services	7,825	6,724	1,101	13	727	361
Eliminations	(942)	(774)	(168)	4	(4)	(168)

Consolidated Revenues	$20,918	$18,274	$2,644	$70	$1,625	$949
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
In 2017, total company operating income and operating income margin were $2.96 billion and 14.2%, respectively, compared with $2.46 billion and 13.5%, respectively, in 2016. The increase in operating income was primarily due to profit on higher sales in local currencies, the effects of acquisitions and productivity improvements, net of inflationary cost increases, offset in part by an increase in amortization of acquisition-related intangible assets, due to recent acquisitions, and strategic growth investments.
In 2017, the company recorded restructuring and other costs, net, of $298 million, including $123 million of charges to cost of revenues primarily for the sale of inventories revalued at the date of acquisition, and, to a lesser extent, to conform the accounting policies of Patheon to the company's accounting policies. The company recorded $78 million of charges to selling, general and administrative expenses, primarily for third-party transaction and integration costs associated with recent acquisitions and changes in estimates of acquisition contingent consideration. In addition, the company recorded $97 million of cash restructuring costs, primarily to achieve acquisition synergies, including severance and abandoned facilities costs associated with the closure and consolidation of facilities in the U.S and Europe. The company’s other businesses incurred costs for continued headcount reductions and facility consolidations in an effort to streamline operations including severance at several businesses and abandoned facility expenses at businesses that have been or are being consolidated in the U.S., Europe and Asia. The company also recorded $27 million of net credits for litigation-related matters, which were mostly offset by compensation due at Patheon on the date of the acquisition, hurricane response/impairment costs, and net charges for the settlement/curtailment of retirement plans (see Note 15).

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
Segment Results

(Dollars in millions)	2017	2016	Change

Revenues
Life Sciences Solutions	$5,728	$5,317	8%
Analytical Instruments	4,821	3,668	31%
Specialty Diagnostics	3,486	3,339	4%
Laboratory Products and Services	7,825	6,724	16%
Eliminations	(942)	(774)	22%

Consolidated Revenues	$20,918	$18,274	14%

Segment Income
Life Sciences Solutions	$1,894	$1,598	19%
Analytical Instruments	1,027	749	37%
Specialty Diagnostics	927	910	2%
Laboratory Products and Services	1,004	974	3%

Subtotal Reportable Segments	4,852	4,231	15%

Cost of Revenues Charges	(123)	(102)
Selling, General and Administrative Costs, Net	(78)	(104)
Restructuring and Other Income (Costs), Net	(97)	(189)
Amortization of Acquisition-related Intangible Assets	(1,594)	(1,378)

Consolidated Operating Income	$2,960	$2,458	20%

Reportable Segments Operating Income Margin	23.2%	23.2%

Consolidated Operating Income Margin	14.2%	13.5%
Income from the company’s reportable segments increased 15% to $4.85 billion in 2017 due primarily to profit on higher sales in local currencies, the effects of acquisitions and productivity improvements, net of inflationary cost increases, offset in part by strategic growth investments.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

Life Sciences Solutions

(Dollars in millions)	2017	2016	Change

Revenues	$5,728	$5,317	8%

Operating Income Margin	33.1%	30.1%	3.0 pt
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
Operating income margin was 33.1% in 2017 compared to 30.1% in 2016. The increase in operating margin resulted primarily from productivity improvements, net of inflationary cost increases, and, to a lesser extent, profit on higher sales in local currencies and price increases. These increases were offset in part by strategic growth investments and acquisition dilution.
Analytical Instruments

(Dollars in millions)	2017	2016	Change

Revenues	$4,821	$3,668	31%

Operating Income Margin	21.3%	20.4%	0.9 pt
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
Operating income margin was 21.3% in 2017 compared to 20.4% in 2016. The increase resulted primarily from profit on higher sales in local currencies, productivity improvements, net of inflationary cost increases and, to a lesser extent, the effect of acquisitions, offset in part by strategic growth investments and, to a lesser extent, unfavorable foreign currency exchange and unfavorable sales mix.
Specialty Diagnostics

(Dollars in millions)	2017	2016	Change

Revenues	$3,486	$3,339	4%

Operating Income Margin	26.6%	27.3%	-0.7 pt
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
Operating income margin was 26.6% in 2017 and 27.3% in 2016. The decrease resulted primarily from strategic growth investments and, to a lesser extent, unfavorable sales mix, offset in part by profit on higher sales in local currencies and productivity improvements, net of inflationary cost increases.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

Laboratory Products and Services

(Dollars in millions)	2017	2016	Change

Revenues	$7,825	$6,724	16%

Operating Income Margin	12.8%	14.5%	-1.7 pt
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
Operating income margin was 12.8% in 2017 compared to 14.5% in 2016. The decrease was primarily due to unfavorable sales mix and strategic growth investments offset in part by profit on higher sales in local currencies and, to a lesser extent, the effect of acquisitions.
Other Expense, Net
The company reported other expense, net, of $531 million and $434 million in 2017 and 2016, respectively (Note 5). Interest expense increased $123 million, primarily due to an increase in outstanding debt.
Provision for Income Taxes
The company recorded a provision for income taxes in 2017 principally due to a net provision of $204 million from the effects of the Tax Act consisting primarily of a one-time transition tax on deemed repatriated earnings and profits of foreign subsidiaries, net of a benefit from adjusting the deferred tax balances for the U.S. statutory tax rate reduction. In 2017, the company refinanced certain long term inter-company debt which resulted in an income tax benefit of $237 million related to a foreign exchange loss recognized for income tax purposes. In addition, in 2017 the company recorded a $65 million favorable adjustment to deferred tax balances due to extension of a tax holiday agreement in Singapore. The company continued to implement tax planning initiatives related to non-U.S. subsidiaries in 2017. These non-U.S. subsidiaries incurred foreign tax obligations, and made cash and deemed distributions to the company’s U.S. operations which resulted in no net tax cost. As a result of these distributions, the company benefitted from U.S. foreign tax credits of $86 million, offset in part by additional U.S. income taxes of $53 million on the related foreign income (which reduced the benefit from the foreign rate differential in 2017) for a net benefit of $33 million. The foreign tax credits are the result of foreign earnings and profits remitted or deemed remitted to the U.S. during the reporting year and the U.S. treatment of taxes paid in the foreign jurisdictions in the years those profits were originally earned. The company also implemented foreign tax credit planning in Sweden which resulted in $20 million of foreign tax credits, with no related incremental U.S. income tax expense.
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
Liquidity and Capital Resources
Consolidated working capital was $4.48 billion at December 31, 2018, compared with $2.37 billion at December 31, 2017, primarily due to higher cash and lower short-term debt. Included in working capital were cash and cash equivalents of $2.10 billion at December 31, 2018 and $1.34 billion at December 31, 2017.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Liquidity and Capital Resources (continued)

2018
Cash provided by operating activities was $4.54 billion during 2018. Cash provided by income was offset in part by investments in working capital. Increases in accounts receivable and inventories used cash of $366 million and $324 million, respectively, primarily to support growth in sales. Cash payments for income taxes increased to $591 million during 2018, compared with $479 million in 2017. The company made cash contributions to its pension and postretirement benefit plans totaling $93 million during 2018. Payments for restructuring actions, principally severance costs and lease and other expenses of real estate consolidation, used cash of $83 million during 2018.
During 2018, the company’s investing activities used $1.25 billion of cash. Acquisitions used cash of $536 million. The company’s investing activities also included the purchase of $758 million of property, plant and equipment. On January 28, 2019, the company entered into an agreement to sell its Anatomical Pathology business to PHC Holdings Corporation for approximately $1.14 billion. The sale is subject to customary closing conditions and applicable regulatory approvals.
The company’s financing activities used $2.24 billion of cash during 2018. Repayment of senior notes used cash of $2.05 billion. New long-term borrowings provided cash of $690 million. A net decrease in commercial paper obligations used cash of $194 million. The company’s financing activities also included the repurchase of $500 million of the company’s common stock and the payment of $266 million in cash dividends, offset in part by $136 million of net proceeds from employee stock option exercises. On July 7, 2016, the Board of Directors authorized the repurchase of up to $1.50 billion of the company’s common stock. In 2018, the company repurchased $500 million of the company's common stock, depleting the 2016 authorization. On September 7, 2018, the Board of Directors authorized the repurchase of up to $2.00 billion of the company’s common stock. In January 2019, the company repurchased $750 million of the company's common stock. At February 27, 2019, authorization remained for $1.25 billion of future repurchases of the company’s common stock.
As of December 31, 2018, the company’s short-term debt totaled $1.27 billion, including $693 million of commercial paper obligations and $573 million of senior notes due within the next twelve months. The company has a revolving credit facility with a bank group that provides up to $2.50 billion of unsecured multi-currency revolving credit. If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of December 31, 2018, no borrowings were outstanding under the company’s revolving credit facility, although available capacity was reduced by approximately $82 million as a result of outstanding letters of credit.
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
The company expects to fund the acquisition of Gatan Inc. with a combination of existing cash balances and short-term borrowings. The company believes that its existing cash and cash equivalents of $2.10 billion as of December 31, 2018 and its future cash flow from operations together with available borrowing capacity under its revolving credit agreement will be sufficient to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months.
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
Off-Balance Sheet Arrangements
The company did not use special purpose entities or other off-balance-sheet financing arrangements in 2016, 2017 or 2018, except for letters of credit, bank guarantees, residual value guarantees under three lease agreements, surety bonds and other guarantees disclosed in the table or discussed below. The amounts disclosed in the table below for letters of credit, bank guarantees, surety bonds and other guarantees relate to guarantees of the company’s performance, primarily in the ordinary course of business.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Liquidity and Capital Resources (continued)

Contractual Obligations and Other Commercial Commitments
The table below summarizes, by period due or expiration of commitment, the company’s contractual obligations and other commercial commitments as of December 31, 2018.

	Payments due by Period or Expiration of Commitment
(In millions)	2019	2020 and 2021	2022 and 2023	2024 and Thereafter	Total

Contractual Obligations and Other Commercial Commitments
Debt principal, including short-term debt (a)	$1,268	$4,727	$3,175	$10,004	$19,174
Interest	522	915	621	1,990	4,048
Capital lease obligations	3	6	3	—	12
Operating lease obligations	192	276	144	177	789
Unconditional purchase obligations (b)	673	46	21	5	745
Letters of credit and bank guarantees	183	19	13	3	218
Surety bonds and other guarantees	27	1	—	—	28
Pension obligations on balance sheet	43	91	97	274	505
Asset retirement obligations accrued on balance sheet	6	15	11	13	45
Acquisition-related contingent consideration accrued on balance sheet	3	13	5	16	37

	$2,920	$6,109	$4,090	$12,482	$25,601

(a)	Amounts represent the expected cash payments for debt and do not include any deferred issuance costs.

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

The contractual obligation at December 31, 2018 to acquire Gatan Inc. for approximately $925 million has been omitted from the above table. The transaction is subject to customary closing conditions, including regulatory approvals.
Reserves for unrecognized tax benefits of $1.44 billion have not been included in the above table due to the inability to predict the timing of tax audit resolutions.
The company has no material commitments for purchases of property, plant and equipment, other than those included in the above table, but expects that for 2019, such expenditures will be between $800 and $850 million.
Guarantees of residual value under lease arrangements for three facilities have not been included in the above table due to the inability to predict if and when the guarantees may require payment (see Note 11). The residual value guarantees become operative at the end of the leases for up to a maximum of $147 million. The initial terms of these leases end in 2019, 2020 and 2023, although renewal options exist for each.
A guarantee of pension plan obligations of a divested business has not been included in the preceding table due to the inability to predict if and when the guarantee may require payment. The purchaser of the divested business has agreed to pay for the pension benefits, however the company was required to guarantee payment of these pension benefits should the purchaser fail to do so. The amount of the guarantee at December 31, 2018 was $38 million.
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
The company is exposed to market risk from changes in interest rates and currency exchange rates, which could affect its future results of operations and financial condition. The company manages its exposure to these risks through its regular operating and financing activities. The company has periodically hedged interest rate risks of fixed-rate instruments with offsetting interest rate swaps. Additionally, the company uses short-term forward and option contracts primarily to hedge certain balance sheet and operational exposures resulting from changes in currency exchange rates. Such exposures result from purchases, sales, cash and intercompany loans that are denominated in currencies other than the functional currencies of the respective operations. The currency-exchange contracts principally hedge transactions denominated in euro, British pounds sterling, Swiss franc, Norwegian kroner, Canadian dollars, Japanese yen and Swedish kronor. Income and losses arising from these derivative contracts are recognized as offsets to losses and income resulting from the underlying exposure being hedged. The company does not enter into speculative derivative agreements.
Interest Rates
The company is exposed to changes in interest rates while conducting normal business operations as a result of ongoing investing and financing activities, which affect the company’s debt as well as cash and cash equivalents. As of December 31, 2018, the company’s debt portfolio was comprised primarily of fixed rate borrowings. The fair market value of the company’s fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The total estimated fair value of the company’s debt at December 31, 2018 was $19.04 billion (see Note 13). Fair values were determined from available market prices using current interest rates and terms to maturity. If interest rates were to decrease by 100 basis points, the fair value of the company’s debt at December 31, 2018 would increase by approximately $1.06 billion. If interest rates were to increase by 100 basis points, the fair value of the company’s debt at December 31, 2018 would decrease by approximately $0.98 billion.
In addition, interest rate changes would result in a change in the company’s interest expense due to variable-rate debt instruments including swap arrangements. In 2018, a 100 basis point increase in interest rates on the swap arrangements and variable-rate debt would have increased the company’s annual pre-tax interest expense by approximately $43 million.
Currency Exchange Rates
The company views its investment in international subsidiaries with a functional currency other than the U.S. dollar as permanent. The company’s investment in international subsidiaries is sensitive to fluctuations in currency exchange rates. The functional currencies of the company’s international subsidiaries are principally denominated in British pounds sterling, Swedish kronor, euro, Canadian dollars, Swiss franc, Norwegian kroner and Danish kroner. The effect of a change in the period ending currency exchange rates on the company’s net investment in international subsidiaries is reflected in the "accumulated other comprehensive items" component of shareholders’ equity. The company also uses foreign currency-denominated debt to partially hedge its net investments in foreign operations against adverse movements in exchange rates. A 10% depreciation in year-end 2018 functional currencies, relative to the U.S. dollar, would result in a reduction of shareholders’ equity of $0.84 billion.
The fair value of forward currency-exchange contracts is sensitive to changes in currency exchange rates. The fair value of forward currency-exchange contracts is the estimated amount that the company would pay or receive upon termination of the contract, taking into account the change in currency exchange rates. A 10% depreciation in year-end 2018 non-functional currency exchange rates related to the company’s contracts would result in an additional unrealized loss on forward currency-exchange contracts of $145 million. A 10% appreciation in year-end 2018 non-functional currency exchange rates related to the company’s contracts would result in an unrealized gain on forward currency-exchange contracts of $138 million. The unrealized gains or losses on forward currency-exchange contracts resulting from changes in currency exchange rates are expected to approximately offset losses or gains on the exposures being hedged.
Certain of the company’s cash and cash equivalents are denominated in currencies other than the functional currency of the depositor and are sensitive to changes in currency exchange rates. A 10% depreciation in the related year-end 2018 non-functional currency exchange rates applied to such cash balances would result in a negative impact of $25 million on the company’s net income.

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
Changes in Internal Control over Financial Reporting
There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended December 31, 2018, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
The company’s management, including the company’s chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The company’s management conducted an assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2018 based on criteria established in "Internal Control - Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the company’s management concluded that, as of December 31, 2018, the company’s internal control over financial reporting was effective.
The company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the company’s internal control over financial reporting as of December 31, 2018, as stated in their report that appears on page F-2 of this Annual Report on Form 10-K.

Item 9B.	Other Information
Not applicable.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information with respect to directors required by this Item will be contained in our definitive proxy statement to be filed with the SEC not later than 120 days after the close of business of the fiscal year (2019 Definitive Proxy Statement) and is incorporated in this report by reference.
The information with respect to executive officers required by this Item is included in Item 1 of Part I of this report.
The other information required by this Item will be contained in our 2019 Definitive Proxy Statement and is incorporated in this report by reference.

THERMO FISHER SCIENTIFIC INC.

Item 11.	Executive Compensation
The information required by this Item will be contained in our 2019 Definitive Proxy Statement and is incorporated in this report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be contained in our 2019 Definitive Proxy Statement and is incorporated in this report by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be contained in our 2019 Definitive Proxy Statement and is incorporated in this report by reference.

Item 14.	Principal Accountant Fees and Services
The information required by this Item will be contained in our 2019 Definitive Proxy Statement and is incorporated in this report by reference.

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

Date:	February 27, 2019	THERMO FISHER SCIENTIFIC INC.

		By:	/s/ Marc N. Casper
Marc N. Casper
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of February 27, 2019.

By:	/s/ Marc N. Casper	By:	/s/ Judy C. Lewent
	Marc N. Casper		Judy C. Lewent
	President, Chief Executive Officer and Director		Director
(Principal Executive Officer)

By:	/s/ Jim P. Manzi	By:	/s/ Thomas J. Lynch
	Jim P. Manzi		Thomas J. Lynch
	Chairman of the Board and Director		Director

By:	/s/ Stephen Williamson	By:	/s/ James C. Mullen
	Stephen Williamson		James C. Mullen
	Senior Vice President and Chief Financial Officer		Director
(Principal Financial Officer)

By:	/s/ Peter E. Hornstra	By:	/s/ Lars R. Sørensen
	Peter E. Hornstra		Lars R. Sørensen
	Vice President and Chief Accounting Officer		Director
(Principal Accounting Officer)

By:	/s/ Nelson J. Chai	By:	/s/ Scott M. Sperling
	Nelson J. Chai		Scott M. Sperling
	Director		Director

By:	/s/ C. Martin Harris	By:	/s/ Elaine S. Ullian
	C. Martin Harris		Elaine S. Ullian
	Director		Director

By:	/s/ Tyler E. Jacks	By:	/s/ Dion J. Weisler
	Tyler E. Jacks		Dion J. Weisler
	Director		Director

THERMO FISHER SCIENTIFIC INC.
EXHIBIT INDEX

Exhibit Number	Description of Exhibit
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

4.21
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

4.23
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

10.8
Form of Noncompetition Agreement between the Registrant and certain key employees and executive officers (filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.9
Retirement Plan for Non-Employee Directors of Fisher Scientific International Inc. (filed as Exhibit 10.12 to Fisher Scientific International Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992 [File No. 1-10920] and incorporated in this document by reference).*

10.10
First Amendment to the Fisher Scientific International Inc. Retirement Plan for Non-Employee Directors (filed as Exhibit 10.04 to Fisher Scientific International Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 [File No. 1-10920] and incorporated in this document by reference).*

THERMO FISHER SCIENTIFIC INC.
EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.11
Amendment to Retirement Plan for Non-Employee Directors of Fisher Scientific International Inc. (filed as Exhibit 10.02 to Fisher Scientific International Inc.’s Current Report on Form 8-K filed March 7, 2006 [File No. 1-10920] and incorporated in this document by reference).*

10.12
Thermo Fisher Scientific Inc. Amended and Restated 2005 Deferred Compensation Plan, effective January 1, 2009 (filed as Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 [File No. 1-8002] and incorporated in this document by reference).*

10.13
Thermo Fisher Scientific Inc. 2008 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 22, 2008 [File No. 1-8002] and incorporated in this document by reference).*

10.14
Amendment No. 1 to Thermo Fisher Scientific Inc. Amended and Restated 2005 Deferred Compensation Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.15
2009 Restatement of Executive Severance Agreement, between Marc Casper and the Registrant, dated November 21, 2009 (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed November 25, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.16
Executive Change In Control Retention Agreement, between Marc Casper and the Registrant, dated November 21, 2009 (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed November 25, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.17
Noncompetition Agreement, between Marc Casper and the Registrant, dated November 21, 2009 (filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed November 25, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.18
Amendment No. 1 to Executive Severance Policy, dated February 25, 2010 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 25, 2010 [File No. 1-8002] and incorporated in this document by reference).*

10.19
Amendment No. 1 to 2009 Restatement of Executive Severance Agreement, dated February 25, 2010, between the Registrant and Marc N. Casper (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 25, 2010 [File No. 1-8002] and incorporated in this document by reference).*

10.20
Amendment No. 2 to Executive Severance Policy, dated November 10, 2010 (filed as Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 [File No. 1-8002] and incorporated in this document by reference).*

10.21
Amendment No. 2 to 2009 Restatement of Executive Severance Agreement, dated November 10, 2010, between the Registrant and Marc N. Casper (filed as Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 [File No. 1-8002] and incorporated in this document by reference).*

10.22
Amendment No. 1 to Executive Change In Control Retention Agreement, dated November 10, 2010, between Marc N. Casper and the Registrant (filed as Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 [File No. 1-8002] and incorporated in this document by reference).*

10.23
Amendment No. 2 to Executive Change in Control Retention Agreement, dated March 16, 2018, between Marc N. Casper and the Registrant (filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 [File No. 1-8002] and incorporated in this document by reference).*

10.24
Form of Executive Change in Control Retention Agreement for Officers (other than Marc Casper) (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 [File No. 1-8002] and incorporated in this document by reference).*

10.25
Amendment to 2008 Stock Incentive Plan dated November 10, 2010 (filed as Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 [File No. 1-8002] and incorporated in this document by reference).*

10.26
Form of Thermo Fisher Scientific Inc.’s Restricted Stock Unit Agreement for Directors (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2011 [File No. 1-8002] and incorporated in this document by reference).*

10.27
Form of Thermo Fisher Scientific Inc.’s Performance Restricted Stock Unit Agreement (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed February 27, 2013 [File No. 1-8002] and incorporated in this document by reference).*

10.28
Form of Thermo Fisher Scientific Inc.’s Restricted Stock Unit Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 27, 2013 [File No. 1-8002] and incorporated in this document by reference).*

10.29
Form of Thermo Fisher Scientific Inc.’s Stock Option Agreement (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed February 27, 2013 [File No. 1-8002] and incorporated in this document by reference).*

10.30
Form of Performance Restricted Stock Unit Agreement between Thermo Fisher Scientific Inc. and Marc Casper (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed February 27, 2013 [File No. 1-8002] and incorporated in this document by reference).*

10.31
Form of Restricted Stock Unit Agreement between Thermo Fisher Scientific Inc. and Marc Casper (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 27, 2013 [File No. 1-8002] and incorporated in this document by reference).*

10.32
Form of Stock Option Agreement between Thermo Fisher Scientific Inc. and Marc Casper (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed February 27, 2013 [File No. 1-8002] and incorporated in this document by reference).*

THERMO FISHER SCIENTIFIC INC.
EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.33
Thermo Fisher Scientific Inc. 2013 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 23, 2013 [File No. 1-8002] and incorporated in this document by reference).*

10.34
Supplemental Executive Retirement Plan effective as of December 31, 2005, as amended and restated as of August 28, 2006 (filed as Exhibit 10.3 to Applera Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 [File No. 1-04389] and incorporated in this document by reference).*

10.35
Amendment to Supplemental Executive Retirement Plan, effective as of January 1, 2010 (filed as Exhibit 10.1 to Life Technologies Corporation’s Current Report on Form 8-K filed December 18, 2009 [File No. 000-25317] and incorporated in this document by reference).*

10.36
Noncompetition Agreement between the Registrant and Mark Stevenson, dated September 10, 2015 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2015 [File No. 1-8002] and incorporated in this document by reference).*

10.37
Form of Thermo Fisher Scientific Inc.’s Stock Option Agreement for Officers (filed as Exhibit 10.44 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016 [File No. 1-8002] and incorporated in this document by reference).*

10.38
Patheon N.V. 2016 Omnibus Incentive Plan (filed as Exhibit 10.2 to the Current Report on Form 8-K filed by Patheon N.V. on July 26, 2016 [File No. 001-37837] and incorporated in this document by reference).*

10.39
Amendment to Patheon N.V. 2016 Omnibus Incentive Plan, dated March 7, 2017 (filed as exhibit 4.5 to the Registrant's Registration Statement on Form S-8 filed August 29, 2017 [File No. 1-8002] and incorporated in this document by reference).*

10.40
Amendment to Patheon N.V. 2016 Omnibus Incentive Plan, dated August 23, 2017 (filed as exhibit 4.6 to the Registrant's Registration Statement on Form S-8 filed August 29, 2017 [File No. 1-8002] and incorporated in this document by reference).*

10.41
Credit Agreement, dated July 1, 2016, among the Company, certain Subsidiaries of the Company from time to time party thereto, each lender from time to time party thereto, and Bank of America, N.A. (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed July 1, 2016 [File No. 1-8002] and incorporated in this document by reference).

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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheet at December 31, 2018, and 2017, (ii) Consolidated Statement of Income for the years ended December 31, 2018, 2017 and 2016, (iii) Consolidated Statement of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016 (iv) Consolidated Statement of Cash Flows for the years ended December 31, 2018, 2017 and 2016, (v) Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2018, 2017 and 2016 and (vi) Notes to Consolidated Financial Statements.

THERMO FISHER SCIENTIFIC INC.

INDEX OF CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

The following Consolidated Financial Statements of the Registrant and its subsidiaries are required to be included in Item 15:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Thermo Fisher Scientific Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Thermo Fisher Scientific Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and December 31, 2017, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 27, 2019

We have served as the Company’s auditor since 2002.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
(In millions except share and per share amounts)	2018	2017

Assets
Current Assets:
Cash and cash equivalents	$2,103	$1,335
Accounts receivable, less allowances of $117 and $109	4,136	3,879
Inventories	3,005	2,971
Other current assets	1,381	1,236

Total current assets	10,625	9,421

Property, Plant and Equipment, Net	4,165	4,047
Acquisition-related Intangible Assets, Net	14,978	16,684
Other Assets	1,117	1,227
Goodwill	25,347	25,290

Total Assets	$56,232	$56,669

Liabilities and Shareholders' Equity
Current Liabilities:
Short-term obligations and current maturities of long-term obligations	$1,271	$2,135
Accounts payable	1,615	1,428
Accrued payroll and employee benefits	982	918
Contract liabilities	809	—
Deferred revenue	—	719
Other accrued expenses	1,470	1,848

Total current liabilities	6,147	7,048

Deferred Income Taxes	2,265	2,766
Other Long-term Liabilities	2,515	2,569
Long-term Obligations	17,719	18,873

Commitments and Contingencies (Note 11)

Shareholders' Equity:
Preferred stock, $100 par value, 50,000 shares authorized; none issued
Common stock, $1 par value, 1,200,000,000 shares authorized; 431,566,561 and 428,327,873 shares issued	432	428
Capital in excess of par value	14,621	14,177
Retained earnings	18,696	15,914
Treasury stock at cost, 29,444,882 and 27,013,311 shares	(3,665)	(3,103)
Accumulated other comprehensive items	(2,498)	(2,003)

Total shareholders' equity	27,586	25,413

Total Liabilities and Shareholders' Equity	$56,232	$56,669
The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF INCOME

	Year Ended
	December 31,	December 31,	December 31,
(In millions except per share amounts)	2018	2017	2016

Revenues
Product revenues	$18,868	$17,374	$15,712
Service revenues	5,490	3,544	2,562

Total revenues	24,358	20,918	18,274

Costs and Operating Expenses:
Cost of product revenues	9,682	8,975	8,212
Cost of service revenues	3,819	2,495	1,690
Selling, general and administrative expenses	6,057	5,504	4,971
Research and development expenses	967	887	754
Restructuring and other costs, net	50	97	189

Total costs and operating expenses	20,575	17,958	15,816

Operating Income	3,783	2,960	2,458
Other Expense, Net	(521)	(531)	(434)

Income from Continuing Operations Before Income Taxes	3,262	2,429	2,024
(Provision for) Benefit from Income Taxes	(324)	(201)	1

Income from Continuing Operations	2,938	2,228	2,025
Loss from Discontinued Operations (net of income tax benefit of $0, $2 and $2)	—	(3)	(3)

Net Income	$2,938	$2,225	$2,022

Earnings per Share from Continuing Operations
Basic	$7.31	$5.65	$5.13
Diluted	$7.24	$5.60	$5.10

Earnings per Share
Basic	$7.31	$5.64	$5.12
Diluted	$7.24	$5.59	$5.09

Weighted Average Shares
Basic	402	395	395
Diluted	406	398	397

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended
	December 31,	December 31,	December 31,
(In millions)	2018	2017	2016

Comprehensive Income
Net Income	$2,938	$2,225	$2,022

Other Comprehensive Items:
Currency translation adjustment (net of tax provision (benefit) of $84, ($145) and $0)	(434)	588	(566)
Unrealized gains and losses on available-for-sale investments:
Unrealized holding losses arising during the period (net of tax benefit of $0, $0 and $0)	—	(1)	(2)
Reclassification adjustment for (gains) losses included in net income (net of tax (provision) benefit of $0, ($1) and $0)	—	(1)	1
Unrealized gains and losses on hedging instruments:
Unrealized losses on hedging instruments (net of tax benefit of $0, $0 and $22)	—	—	(37)
Reclassification adjustment for losses included in net income (net of tax benefit of $3, $5 and $4)	9	7	6
Pension and other postretirement benefit liability adjustments:
Pension and other postretirement benefit liability adjustments arising during the period (net of tax provision (benefit) of $2, $7 and ($17))	3	23	(47)
Amortization of net loss and prior service benefit included in net periodic pension cost (net of tax benefit of $5, $5 and $2)	15	17	6

Total other comprehensive items	(407)	633	(639)

Comprehensive Income	$2,531	$2,858	$1,383

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended
	December 31,	December 31,	December 31,
(In millions)	2018	2017	2016

Operating Activities
Net income	$2,938	$2,225	$2,022
Loss from discontinued operations	—	3	3

Income from continuing operations	2,938	2,228	2,025

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,267	2,033	1,758
Change in deferred income taxes	(379)	(1,098)	(620)
Non-cash stock-based compensation	181	159	133
Other non-cash expenses, net	106	190	142
Changes in assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(366)	(362)	(352)
Inventories	(324)	(81)	98
Other assets	54	(153)	(153)
Accounts payable	201	274	56
Other liabilities	(42)	1,016	216
Contributions to retirement plans	(93)	(200)	(43)

Net cash provided by continuing operations	4,543	4,006	3,260
Net cash used in discontinued operations	—	(1)	(2)

Net cash provided by operating activities	4,543	4,005	3,258

Investing Activities
Acquisitions, net of cash acquired	(536)	(7,226)	(5,178)
Purchase of property, plant and equipment	(758)	(508)	(444)
Proceeds from sale of property, plant and equipment	50	7	26
Other investing activities, net	(9)	(2)	76

Net cash used in investing activities	(1,253)	(7,729)	(5,520)

Financing Activities
Net proceeds from issuance of debt	690	6,459	7,604
Repayment of debt	(2,052)	(3,299)	(4,334)
Proceeds from issuance of commercial paper	5,060	8,380	9,182
Repayments of commercial paper	(5,254)	(8,514)	(8,278)
Purchases of company common stock	(500)	(750)	(1,250)
Dividends paid	(266)	(237)	(238)
Net proceeds from issuance of company common stock	—	1,690	—
Net proceeds from issuance of company common stock under employee stock plans	136	128	87
Other financing activities	(51)	(3)	(14)

Net cash (used in) provided by financing activities	(2,237)	3,854	2,759

Exchange Rate Effect on Cash	(297)	420	(152)

Increase in Cash, Cash Equivalents and Restricted Cash	756	550	345
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	1,361	811	466

Cash, Cash Equivalents and Restricted Cash at End of Period	$2,117	$1,361	$811

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Total Shareholders' Equity
(In millions)	Shares	Amount			Shares	Amount

Balance at December 31, 2015	412	$412	$11,801	$12,142	12	$(1,008)	$(1,997)	$21,350

Issuance of shares under employees' and directors' stock plans	3	3	153	—	1	(48)	—	108
Stock-based compensation	—	—	133	—	—	—	—	133
Tax benefit related to employees' and directors' stock plans	—	—	53	—	—	—	—	53
Purchases of company common stock	—	—	—	—	9	(1,250)	—	(1,250)
Dividends declared ($0.60 per share)	—	—	—	(237)	—	—	—	(237)
Net income	—	—	—	2,022	—	—	—	2,022
Other comprehensive items	—	—	—	—	—	—	(639)	(639)

Balance at December 31, 2016	415	415	12,140	13,927	22	(2,306)	(2,636)	21,540

Issuance of shares under employees' and directors' stock plans	3	3	196	—	—	(47)	—	152
Issuance of shares	10	10	1,680	—	—	—	—	1,690
Stock-based compensation	—	—	159	—	—	—	—	159
Purchases of company common stock	—	—	—	—	5	(750)	—	(750)
Dividends declared ($0.60 per share)	—	—	—	(238)	—	—	—	(238)
Net income	—	—	—	2,225	—	—	—	2,225
Other comprehensive items	—	—	—	—	—	—	633	633
Other	—	—	2	—	—	—	—	2

Balance at December 31, 2017	428	428	14,177	15,914	27	(3,103)	(2,003)	25,413
Cumulative effect of accounting changes	—	—	—	118	—	—	(88)	30
Issuance of shares under employees' and directors' stock plans	4	4	236	—	—	(62)	—	178
Stock-based compensation	—	—	181	—	—	—	—	181
Purchases of company common stock	—	—	—	—	2	(500)	—	(500)
Dividends declared ($0.68 per share)	—	—	—	(274)	—	—	—	(274)
Net income	—	—	—	2,938	—	—	—	2,938
Other comprehensive items	—	—	—	—	—	—	(407)	(407)
Other	—	—	27	—	—	—	—	27

Balance at December 31, 2018	432	$432	$14,621	$18,696	29	$(3,665)	$(2,498)	$27,586

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations
Thermo Fisher Scientific Inc. (the company or Thermo Fisher) enables customers to make the world healthier, cleaner and safer by helping them accelerate life sciences research, solve complex analytical challenges, improve patient diagnostics, deliver medicines to market and increase laboratory productivity. Markets served include pharmaceutical and biotech, academic and government, industrial and applied, as well as healthcare and diagnostics.
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
Revenue Recognition
Prior to 2018, the company recognized revenue after all significant obligations had been met, collectability was probable and title had passed, which typically occurred upon shipment, delivery, completion of services, or ratably over the contract period. Beginning in 2018, the company recognizes revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. See recent accounting pronouncements below for a discussion of the change in revenue recognition accounting that became effective in 2018.
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
Contract-related Balances
Accounts receivable include amounts that have been billed and are currently due from customers. They are recorded at the invoiced amount and do not bear interest. The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to pay amounts due. The allowance for doubtful accounts is the company’s best estimate of the amount of probable credit losses in existing accounts receivable. The company determines the allowance based on the age of the receivable, the creditworthiness of the customer and any other information that is relevant to the judgment. Account balances are charged off against the allowance when the company believes it is probable the receivable will not be recovered. The company does not have any off-balance-sheet credit exposure related to customers.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in the allowance for doubtful accounts are as follows:

	Year Ended December 31,
(In millions)	2018	2017	2016

Beginning Balance	$109	$77	$70
Provision charged to expense	18	32	16
Accounts written off	(12)	(10)	(9)
Acquisitions, currency translation and other	2	10	—

Ending Balance	$117	$109	$77
Contract assets include revenues recognized in advance of billings and are recorded net of estimated losses resulting from the inability to invoice customers. Contract assets are classified as current or noncurrent based on the amount of time expected to lapse until the company's right to consideration becomes unconditional. Current contract assets and noncurrent contract assets are included within other current assets and other assets, respectively, in the accompanying balance sheet.
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
Contract asset and liability balances are as follows:

	December 31,	January 1,
(In millions)	2018	2018

Current Contract Assets, Net	$459	$329
Noncurrent Contract Assets, Net	15	18
Current Contract Liabilities	809	736
Noncurrent Contract Liabilities	355	322
Substantially all of the current contract liabilities balance at January 1, 2018 was recognized in revenue during 2018.
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

	Year Ended
	December 31,	December 31,
(In millions)	2018	2017

Beginning Balance	$87	$78
Provision charged to income	121	110
Usage	(109)	(101)
Adjustments to previously provided warranties, net	(4)	(4)
Currency translation	(3)	4

Ending Balance	$92	$87

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
The financial statements reflect expected future tax consequences of uncertain tax positions that the company has taken or expects to take on a tax return presuming the taxing authorities’ full knowledge of the positions and all relevant facts, but without discounting for the time value of money (Note 8).
Earnings per Share
Basic earnings per share has been computed by dividing net income by the weighted average number of shares outstanding during the year. Except where the result would be antidilutive to income from continuing operations, diluted earnings per share has been computed using the treasury stock method for outstanding stock options and restricted units (Note 9).
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

	December 31,	December 31,
(In millions)	2018	2017

Raw Materials	$812	$708
Work in Process	430	505
Finished Goods	1,763	1,758

Inventories	$3,005	$2,971

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The value of inventories maintained using the LIFO method was $244 million and $219 million at December 31, 2018 and 2017, respectively, which was below estimated replacement cost by $34 million and $31 million, respectively. Reductions to cost of revenues as a result of the liquidation of LIFO inventories were nominal during the three years ended December 31, 2018.
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

	December 31,	December 31,
(In millions)	2018	2017

Land	$397	$401
Buildings and Improvements	1,729	1,662
Machinery, Equipment and Leasehold Improvements	4,694	4,276

Property, Plant and Equipment, at Cost	6,820	6,339
Less: Accumulated Depreciation and Amortization	2,655	2,292

Property, Plant and Equipment, Net	$4,165	$4,047
Depreciation and amortization expense of property, plant and equipment was $526 million, $439 million and $380 million in 2018, 2017 and 2016, respectively.
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Balance at December 31, 2018			Balance at December 31, 2017
(In millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Definite Lived:
Customer relationships	$17,120	$(6,833)	$10,287	$17,356	$(5,902)	$11,454
Product technology	6,036	(3,178)	2,858	6,046	(2,811)	3,235
Tradenames	1,495	(929)	566	1,538	(817)	721
Other	33	(33)	—	34	(34)	—

	24,684	(10,973)	13,711	24,974	(9,564)	15,410
Indefinite Lived:
Tradenames	1,235	N/A	1,235	1,235	N/A	1,235
In-process research and development	32	N/A	32	39	N/A	39

	1,267	N/A	1,267	1,274	N/A	1,274

Acquisition-related Intangible Assets	$25,951	$(10,973)	$14,978	$26,248	$(9,564)	$16,684
The estimated future amortization expense of acquisition-related intangible assets with definite lives is as follows:

(In millions)

2019	$1,691
2020	1,610
2021	1,496
2022	1,348
2023	1,273
2024 and Thereafter	6,293

Estimated Future Amortization Expense of Definite-lived Intangible Assets	$13,711
Amortization of acquisition-related intangible assets was $1.74 billion, $1.59 billion and $1.38 billion in 2018, 2017 and 2016, respectively.
Other Assets
Other assets in the accompanying balance sheet include deferred tax assets, cash surrender value of life insurance, insurance recovery receivables related to product liability matters, pension assets, investments, notes receivable, restricted cash and other assets.
Prior to January 1, 2018, investments for which there are not readily determinable market values were accounted for under the cost method of accounting. The company periodically evaluated the carrying value of its investments accounted for under the cost method of accounting, which provided that they are recorded at the lower of cost or estimated net realizable value. Effective January 1, 2018, equity investments that do not have readily determinable fair values are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investments of the same issuer. The company performs qualitative assessments to identify impairments of these investments. At December 31, 2018 and 2017, the company had such investments with carrying amounts of $36 million and $32 million, respectively, which are included in other assets.
Goodwill
The company assesses goodwill for impairment at the reporting unit level annually and whenever events occur or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. Such events or circumstances generally include the occurrence of operating losses or a significant decline in earnings associated with one or more of the company’s reporting units. The company is permitted to first assess qualitative factors to determine whether the goodwill impairment test is necessary. If the qualitative assessment results in a determination that the fair value of a

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

reporting unit is more-likely-than-not less than its carrying amount, the company performs the goodwill impairment test. The company may bypass the qualitative assessment for the reporting unit in any period and proceed directly to the goodwill impairment test. The company estimates the fair value of its reporting units by using forecasts of discounted future cash flows and peer market multiples. The company would record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The company determined that no impairments existed in 2018, 2017 or 2016.
The changes in the carrying amount of goodwill by segment are as follows:

(In millions)	Life Sciences Solutions	Analytical Instruments	Specialty Diagnostics	Laboratory Products and Services	Total

Balance at December 31, 2016	$8,246	$4,686	$3,659	$4,737	$21,328
Acquisitions	136	99	27	3,256	3,518
Finalization of purchase price allocations for 2016 acquisitions	(4)	68	—	(1)	63
Currency translation	14	174	171	25	384
Other	(1)	—	(1)	(1)	(3)

Balance at December 31, 2017	8,391	5,027	3,856	8,016	25,290
Acquisitions	161	—	—	—	161
Finalization of purchase price allocations for 2017 acquisitions	—	1	—	20	21
Currency translation	(5)	(77)	(121)	79	(124)
Other	1	(1)	—	(1)	(1)

Balance at December 31, 2018	$8,548	$4,950	$3,735	$8,114	$25,347
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
Currency Translation
All assets and liabilities of the company’s non-U.S. subsidiaries are translated at year-end exchange rates. Resulting translation adjustments are reflected in the "accumulated other comprehensive items" component of shareholders’ equity. Revenues and expenses are translated at average exchange rates for the year. Currency transaction (losses) gains are included in the accompanying statement of income and in aggregate were $19 million, $(31) million and $19 million in 2018, 2017 and 2016, respectively.
Derivative Contracts
The company is exposed to certain risks relating to its ongoing business operations including changes to interest rates and currency exchange rates. The company uses derivative instruments primarily to manage currency exchange and interest rate risks. The company recognizes derivative instruments as either assets or liabilities and measures those instruments at fair value. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive items until the hedged item is recognized in earnings. Derivatives that are not designated as hedges are recorded at fair value through earnings.
The company uses short-term forward and option currency exchange contracts primarily to hedge certain balance sheet and operational exposures resulting from changes in currency exchange rates, predominantly intercompany loans and cash balances that are denominated in currencies other than the functional currencies of the respective operations. The currency-exchange contracts principally hedge transactions denominated in euro, British pounds sterling, Swiss franc, Norwegian kroner, Canadian

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

dollars, Japanese yen and Swedish kronor. The company does not hold or engage in transactions involving derivative instruments for purposes other than risk management.
Cash flow hedges. For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative is reported as a component of other comprehensive items and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item.
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
Net investment hedges. The company also uses foreign currency-denominated debt and cross-currency interest rate swaps to partially hedge its net investments in foreign operations against adverse movements in exchange rates. The majority of the company’s euro-denominated senior notes and cross-currency interest rate swaps have been designated as, and are effective as, economic hedges of part of the net investment in a foreign operation. Accordingly, foreign currency transaction gains or losses due to spot rate fluctuations on the euro-denominated debt instruments and contract fair value changes on the cross-currency interest rate swaps, excluding interest accruals, are included in currency translation adjustment within other comprehensive items and shareholders’ equity.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In addition, significant estimates were made in estimating future cash flows to assess potential impairment of assets and in determining the fair value of acquired intangible assets (Note 2) and the ultimate loss from abandoning leases at facilities being exited (Note 15). Actual results could differ from those estimates.
Recent Accounting Pronouncements
In August 2018, the FASB issued new guidance to align the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. Under the new guidance, certain implementation costs that previously were required to be expensed will be capitalized and amortized over the term of the hosting arrangement. The company adopted the guidance in the fourth quarter of 2018, prospectively to all implementation costs incurred after the date of adoption. The adoption of this guidance did not have a material impact on the company’s consolidated financial statements.
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
In December 2017, the SEC staff issued guidance to address the application of accounting guidance in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act enacted on December 22, 2017. The company reported provisional amounts in its 2017 financial statements for certain income tax effects of the Tax Act for which a

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

reasonable estimate could be determined. Adjustments to provisional amounts identified during the measurement period, which ended December 22, 2018, are included as adjustments to Provision for Income Taxes in 2018 (Note 8).
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
In March 2017, the FASB issued new guidance intended to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The new guidance requires the service cost component of net periodic cost be reported in the same line item(s) as other employee compensation costs and all other components of the net periodic cost be reported in the income statement below operating income. The company adopted this guidance on January 1, 2018 and applied the changes to the statement of income retrospectively. As a result of adoption of this guidance, the accompanying 2017 and 2016 statements of income reflect the following changes from previously reported amounts:

(In millions)	2017	2016

Increase (Decrease) in Total Costs and Operating Expenses (principally Selling, General and Administrative Expenses)	$8	$(9)
(Decrease) Increase in Operating Income	(8)	9
Increase (Decrease) in Other Income (Expense)	8	(9)
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
In June 2016, the FASB issued new guidance to require a financial asset measured at amortized cost basis, such as accounts receivable, to be presented at the net amount expected to be collected based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. During 2018, the FASB issued additional guidance and clarification. The company expects to adopt the guidance when it is effective in 2020 using a modified retrospective method. The adoption of this guidance is not expected to have a material impact on the company’s consolidated financial statements.
In February 2016, the FASB issued new guidance which requires lessees to record most leases on their balance sheets as lease liabilities, initially measured at the present value of the future lease payments, with corresponding right-of-use assets. The new guidance also sets forth new disclosure requirements related to leases. During 2017 and 2018, the FASB issued additional guidance and clarification. The guidance is effective for the company in 2019. The company has elected to adopt the guidance using a modified retrospective method, by applying the transition approach as of the beginning of the period of adoption. Comparative periods will not be restated. The company has substantially completed its analysis of the new guidance by considering which practical expedients and policies to elect, deploying a software tool to assist in the accounting calculations, surveying functional groups that oversee vendor relationships, and developing processes and controls to manage the new lease accounting guidance and gather information for the required disclosures. The company expects the impact to the balance sheet of recording right-of-use assets and lease liabilities will be less than 2% of total assets and less than 3% of total liabilities. The company also expects that the impact of adoption of the guidance to its results of operations and cash flows will be nominal. The company’s future commitments under lease obligations are summarized in Note 11.
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Adoption of new guidance that became effective on January 1, 2018, impacted the company's Consolidated Balance Sheet as follows:

(In millions)	December 31, 2017 as Reported	Impact of Adopting New Revenue Guidance	Impact of Adopting New Equity Investment Guidance	Impact of Adopting New Intra-entity Tax Guidance	Impact of Adopting New Hedge Accounting Guidance	Impact of Adopting New Tax Effects on Items in AOCI Guidance	January 1, 2018 as Adopted

Accounts Receivable, Less Allowances	$3,879	$(8)	$—	$—	$—	$—	$3,871
Inventories	2,971	(252)	—	—	—	—	2,719
Other Current Assets	1,236	229	—	—	—	—	1,465
Other Assets	1,227	18	—	(77)	—	—	1,168
Deferred Revenue	719	(719)	—	—	—	—	—
Contract Liabilities	—	736	—	—	—	—	736
Other Accrued Expenses	1,848	(153)	—	—	—	—	1,695
Deferred Income Taxes	2,766	—	—	(57)	—	2	2,711
Other Long-term Liabilities	2,569	74	—	—	—	—	2,643
Long-term Obligations	18,873	—	—	—	(3)	—	18,870
Retained Earnings	15,914	49	(1)	(20)	3	87	16,032
Accumulated Other Comprehensive Items	(2,003)	—	1	—	—	(89)	(2,091)
Had the company continued to use the revenue recognition guidance in effect prior to 2018, no material changes would have resulted to the consolidated statements of income, comprehensive income, or cash flows for the year ended December 31, 2018, from amounts reported therein. However, inventories would have been $357 million higher and other current assets would have been $359 million lower as of December 31, 2018, primarily as a result of differences in the accounting for pharmaceutical development and manufacturing services under the new revenue guidance. Under the prior guidance, costs of these services were recorded in inventory and revenues were recognized generally when the products were delivered to customers. Under the new guidance, costs are expensed and revenues are recognized as the manufacturing service is performed and the company's rights to consideration are recorded as contract assets and included in other current assets.

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
2018
The company has entered into an agreement to acquire Gatan, Inc., a wholly owned subsidiary of Roper Technologies, Inc., for approximately $925 million in cash. Gatan is a leading manufacturer of instrumentation and software used to enhance and extend the operation and performance of electron microscopes. The transaction is subject to customary closing conditions, including regulatory approvals.
On October 25, 2018, the company acquired, within the Life Sciences Solutions segment, Becton Dickinson and Company's Advanced Bioprocessing business for $477 million in cash. This North America-based business adds complementary cell culture products that expand the segment's bioproduction offerings to help customers increase yield during production of biologic drugs. Revenues of the Advanced Bioprocessing business were $100 million in 2017. The purchase price exceeded the fair value of the identifiable net assets and, accordingly, $146 million was allocated to goodwill, all of which is tax deductible.
In 2018, the company acquired, within the Life Sciences Solutions segment, IntegenX Inc., a North America-based provider of a rapid DNA platform for use in forensics and law enforcement applications, for an aggregate purchase price of $65 million.
The components of the purchase price and net assets acquired for 2018 acquisitions are as follows:

(In millions)	Advanced Bioprocessing business	IntegenX	Total

Purchase Price
Cash paid	$476	$55	$531
Fair value of contingent consideration	—	11	11
Purchase price payable	1	—	1
Cash acquired	—	(1)	(1)

	$477	$65	$542

Net Assets Acquired
Current assets	$53	$4	$57
Property, plant and equipment	42	—	42
Definite-lived intangible assets:
Customer relationships	108	—	108
Product technology	132	31	163
Tradenames and other	8	—	8
Indefinite-lived intangible assets:
In-process research and development	—	10	10
Goodwill	146	15	161
Other assets	—	14	14
Deferred tax liabilities	(7)	—	(7)
Other liabilities assumed	(5)	(9)	(14)

	$477	$65	$542
The weighted-average amortization periods for definite-lived intangible assets acquired in 2018 are 14 years for customer relationships, 13 years for product technology and 6 years for tradenames and other. The weighted average amortization period for all definite-lived intangible assets acquired in 2018 is 13 years.
2017
On August 29, 2017, the company acquired, within the Laboratory Products and Services segment, Patheon N.V., a leading global provider of high-quality drug development and delivery solutions to the pharmaceutical and biopharma sectors, for

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$35.00 per share in cash, or $7.36 billion, including the assumption of net debt. The company financed the purchase price, including the repayment of indebtedness of Patheon, with issuances of debt and equity.
Patheon provides comprehensive, integrated and highly customizable solutions as well as the expertise to help biopharmaceutical companies of all sizes satisfy complex development and manufacturing needs. The acquisition provided entry into the pharmaceutical contract development and manufacturing organization market and added a complementary service to the company's existing pharmaceutical services portfolio. Patheon's revenues totaled $1.87 billion for the year ended October 31, 2016. The purchase price exceeded the fair market value of the identifiable net assets and, accordingly, $3.28 billion was allocated to goodwill, $125 million of which is tax deductible.
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
The components of the purchase price and net assets acquired for 2017 acquisitions are as follows:

(In millions)	Patheon	Core Informatics	Finesse Solutions	Other	Total

Purchase Price
Cash paid	$6,911	$95	$223	$103	$7,332
Debt assumed	488	—	—	—	488
Fair value of contingent consideration	—	9	—	8	17
Fair value of equity awards exchanged	6	—	—	—	6
Fair value of previously held interest	—	—	—	11	11
Purchase price payable	—	—	—	1	1
Cash acquired	(47)	(10)	(2)	(13)	(72)

	$7,358	$94	$221	$110	$7,783

Net Assets Acquired
Current assets	$1,062	$2	$17	$20	$1,101
Property, plant and equipment	1,242	—	1	3	1,246
Definite-lived intangible assets:
Customer relationships	3,641	6	68	16	3,731
Product technology	—	29	32	35	96
Tradenames and other	112	3	2	—	117
Indefinite-lived intangible assets:
In-process research and development	—	—	2	—	2
Goodwill	3,276	63	136	64	3,539
Other assets	54	—	—	—	54
Deferred tax liabilities	(1,093)	(4)	(22)	(14)	(1,133)
Other liabilities assumed	(936)	(5)	(15)	(14)	(970)

	$7,358	$94	$221	$110	$7,783

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The components of the purchase price and net assets acquired for 2016 acquisitions are as follows:

(In millions)	FEI	Affymetrix	Other	Total

Purchase Price
Cash paid	$4,451	$1,166	$32	$5,649
Debt assumed	—	254	1	255
Cash acquired	(369)	(78)	—	(447)

	$4,082	$1,342	$33	$5,457

Net Assets Acquired
Current assets	$619	$161	$3	$783
Property, plant and equipment	153	19	—	172
Definite-lived intangible assets:
Customer relationships	1,051	501	9	1,561
Product technology	740	253	7	1,000
Tradenames and other	42	46	—	88
Indefinite-lived intangible assets:
In-process research and development	105	14	—	119
Goodwill	2,125	615	16	2,756
Other assets	72	8	—	80
Liabilities assumed	(825)	(275)	(2)	(1,102)

	$4,082	$1,342	$33	$5,457
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

(In millions)	2017	2016

Revenues	$22,144	$20,807

Net Income	$2,258	$1,791
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
Pro forma net income for the year ended December 31, 2017, excludes certain items associated with the Patheon acquisition that were included in the determination of net income for that period. These items have been included in the determination of pro forma net income for the year ended December 31, 2016, and are as follows: $54 million of direct transaction costs, $39 million of accounting policy conformity adjustments, $21 million of initial restructuring costs, $40 million reduction of revenues for revaluing the deferred revenue obligations to fair value, and $55 million of expense related to the fair value adjustment to acquisition-date inventories.
Pro forma net income for the year ended December 31, 2016, excludes certain items associated with the FEI and Affymetrix acquisitions that were included in the determination of net income for that period. These items have been included in the determination of pro forma net income for the year ended December 31, 2015 (not presented), and are as follows: $102 million of direct transaction costs, $33 million of accounting policy conformity adjustments, $46 million of initial restructuring costs, $6 million reduction of revenues for revaluing the deferred revenue obligations to fair value, and $99 million of expense related to the fair value adjustment to acquisition-date inventories.
The company’s results would not have been materially different from its pro forma results had the company’s other 2018, 2017 or 2016 acquisitions occurred at the beginning of 2017, 2016 or 2015, respectively.
Disposition
On January 28, 2019, the company entered into an agreement to sell its Anatomical Pathology business to PHC Holdings Corporation for approximately $1.14 billion. The business is part of the Specialty Diagnostics segment. Revenues in 2018 of the business to be sold were approximately $344 million. The sale is subject to customary closing conditions and applicable regulatory approvals. The assets and liabilities of the Anatomical Pathology business were as follows on December 31, 2018:

(In millions)	December 31, 2018

Current Assets	$81
Long-term Assets	528
Current Liabilities	34
Long-term Liabilities	24

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3.	Revenue
Disaggregated Revenue
Revenue by type is as follows:

(In millions)	2018

Revenues
Consumables	$12,576
Instruments	6,292
Services	5,490

Consolidated revenues	$24,358
Revenue by geographic region is as follows:

(In millions)	2018

Revenues (a)
North America	$12,143
Europe	6,215
Asia-Pacific	5,250
Other regions	750

Consolidated revenues	$24,358

(a)	Revenues are attributed to regions based on customer location.
Each reportable segment earns revenues from consumables, instruments and services in North America, Europe, Asia-Pacific and other regions. See note 4 for revenue by reportable segment and other geographic data.
Remaining Performance Obligations
The aggregate amount of the transaction price allocated to the remaining performance obligations for all open customer contracts as of December 31, 2018 was $5.09 billion. The company will recognize revenue for these performance obligations as they are satisfied, approximately 90% of which is expected to occur within the next twelve months.

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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Business Segment Information

(In millions)	2018	2017	2016

Revenues
Life Sciences Solutions	$6,269	$5,728	$5,317
Analytical Instruments	5,469	4,821	3,668
Specialty Diagnostics	3,724	3,486	3,339
Laboratory Products and Services	10,035	7,825	6,724
Eliminations	(1,139)	(942)	(774)

Consolidated revenues	24,358	20,918	18,274

Segment Income (a)
Life Sciences Solutions	2,158	1,894	1,598
Analytical Instruments	1,247	1,027	749
Specialty Diagnostics	952	927	910
Laboratory Products and Services	1,258	1,004	974

Subtotal reportable segments (a)	5,615	4,852	4,231

Cost of revenues charges, net	(12)	(123)	(102)
Selling, general and administrative charges, net	(29)	(78)	(104)
Restructuring and other costs, net	(50)	(97)	(189)
Amortization of acquisition-related intangible assets	(1,741)	(1,594)	(1,378)

Consolidated operating income	3,783	2,960	2,458
Other expense, net (b)	(521)	(531)	(434)

Income from continuing operations before income taxes	$3,262	$2,429	$2,024

Depreciation
Life Sciences Solutions	$119	$129	$142
Analytical Instruments	73	71	50
Specialty Diagnostics	76	72	70
Laboratory Products and Services	258	167	118

Consolidated depreciation	$526	$439	$380

(a)
Represents operating income before certain charges to cost of revenues and selling, general and administrative expenses; restructuring and other costs, net; and amortization of acquisition-related intangibles.

(b)	The company does not allocate other expense, net to its segments.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions)	2018	2017	2016

Total Assets
Life Sciences Solutions	$18,774	$19,063	$19,065
Analytical Instruments	9,907	9,960	9,520
Specialty Diagnostics	6,663	7,095	6,802
Laboratory Products and Services	19,051	19,181	9,405
Corporate/Other (c)	1,837	1,370	1,116

Consolidated total assets	$56,232	$56,669	$45,908

Capital Expenditures
Life Sciences Solutions	$107	$118	$122
Analytical Instruments	85	56	34
Specialty Diagnostics	103	87	72
Laboratory Products and Services	374	178	111
Corporate/Other	89	69	105

Consolidated capital expenditures	$758	$508	$444

(c)	Corporate assets consist primarily of cash and cash equivalents, short-term investments, property and equipment at the company's corporate offices.
Geographical Information

(In millions)	2018	2017	2016

Revenues (d)
United States	$11,629	$10,129	$9,086
China	2,504	2,060	1,730
Other	10,225	8,729	7,458

Consolidated revenues	$24,358	$20,918	$18,274

Long-lived Assets (e)
United States	$2,444	$2,349	$1,630
Other	1,721	1,698	948

Consolidated long-lived assets	$4,165	$4,047	$2,578

(d)	Revenues are attributed to countries based on customer location.

(e)	Includes property, plant and equipment, net.

Note 5.	Other Expense, Net
The components of other expense, net, in the accompanying statement of income are as follows:

(In millions)	2018	2017	2016

Interest Income	$137	$81	$48
Interest Expense	(667)	(592)	(469)
Other Items, Net	9	(20)	(13)

Other Expense, Net	$(521)	$(531)	$(434)

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Items, Net
In all periods, other items, net includes currency transaction gains and losses on monetary assets and liabilities and net periodic pension benefit cost/income, excluding the service cost component which is included in operating expenses on the accompanying statement of income. In 2018, other items, net also includes $15 million of net losses on investments.
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

Note 6.	Stock-based Compensation Expense
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
The components of stock-based compensation expense are primarily included in selling, general and administrative expenses and are as follows:

(In millions)	2018	2017	2016

Stock Option Awards	$57	$53	$41
Restricted Unit Awards	124	106	92

Total Stock-based Compensation Expense	$181	$159	$133
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted average assumptions used in the Black-Scholes option pricing model are as follows:

	2018	2017	2016

Expected Stock Price Volatility	20%	20%	21%
Risk Free Interest Rate	2.6%	1.9%	1.2%
Expected Life of Options (years)	4.3	4.3	4.3
Expected Annual Dividend	0.3%	0.4%	0.5%
The weighted average per share grant-date fair values of options granted during 2018, 2017 and 2016 were $43.45, $30.73 and $24.54, respectively. The total intrinsic value of options exercised during the same periods was $312 million, $199 million and $176 million, respectively. The intrinsic value is the difference between the market value of the shares on the exercise date and the exercise price of the option.
A summary of the company’s option activity for the year ended December 31, 2018 is presented below:

	Shares (in millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (a) (in millions)

Outstanding at December 31, 2017	9.0	$121.78
Granted	1.6	211.38
Exercised	(2.3)	86.88
Canceled/Expired	(0.3)	164.58

Outstanding at December 31, 2018	8.0	$148.09	4.2

Vested and Unvested Expected to Vest at December 31, 2018	7.7	$146.24	4.2	$595

Exercisable at December 31, 2018	3.5	$114.93	2.8	$382

(a)	Market price per share on December 31, 2018 was $223.79. The intrinsic value is zero for options with exercise prices above the market price.
As of December 31, 2018, there was $101 million of total unrecognized compensation cost related to unvested stock options granted. The cost is expected to be recognized through 2022 with a weighted average amortization period of 2.4 years.
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the company’s restricted unit activity for the year ended December 31, 2018 is presented below:

	Units (in millions)	Weighted Average Grant-Date Fair Value

Unvested at December 31, 2017	1.4	$150.23
Granted	0.6	204.72
Vested	(0.7)	150.28
Forfeited	(0.1)	166.95

Unvested at December 31, 2018	1.2	$177.04
The total fair value of shares vested during 2018, 2017 and 2016 was $114 million, $97 million and $91 million, respectively.
As of December 31, 2018, there was $144 million of total unrecognized compensation cost related to unvested restricted stock unit awards. The cost is expected to be recognized through 2022 with a weighted average amortization period of 1.9 years.
Employee Stock Purchase Plans
Qualifying employees are eligible to participate in an employee stock purchase plan sponsored by the company. Shares may be purchased under the program at 95% of the fair market value at the end of the purchase period and the shares purchased are not subject to a holding period. Shares are purchased through payroll deductions of up to 10% of each participating employee’s qualifying gross wages. The company issued 0.1 million, 0.1 million and 0.2 million shares, respectively, of its common stock in 2018, 2017 and 2016 under the employee stock purchase plan.

Note 7.	Pension and Other Postretirement Benefit Plans
401(k) Savings Plan and Other Defined Contribution Plans
The company’s 401(k) savings and other defined contribution plans cover the majority of the company’s eligible U.S. and certain non-U.S. employees. Contributions to the plans are made by both the employee and the company. Company contributions are based on the level of employee contributions. Company contributions to these plans are based on formulas determined by the company. In 2018, 2017 and 2016, the company charged to expense $204 million, $161 million and $140 million, respectively, related to its defined contribution plans.
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
The company recognizes the funded status of defined benefit pension and other postretirement benefit plans as an asset or liability. This amount is defined as the difference between the fair value of plan assets and the benefit obligation. The company is required to recognize as a component of other comprehensive items, net of tax, the actuarial gains/losses and prior service costs/credits that arise but were not previously required to be recognized as components of net periodic benefit cost. Other comprehensive items is adjusted as these amounts are later recognized in income as components of net periodic benefit cost.
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
The company funds annually, at a minimum, the statutorily required minimum amount as actuarially determined. During 2018, 2017 and 2016, the company made cash contributions of approximately $93 million, $200 million and $43 million, respectively. Additionally, in 2016, the company contributed insurance contracts valued at $16 million to two of its German

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

defined benefit plans. Contributions to the plans included in the following table are estimated at between $35 and $65 million for 2019.
The following table provides a reconciliation of benefit obligations and plan assets of the company’s domestic and non-U.S. pension plans and postretirement benefit plans:

	Domestic Pension Benefits		Non-U.S. Pension Benefits		Postretirement Benefits
(In millions)	2018	2017	2018	2017	2018	2017

Change in Projected Benefit Obligations
Benefit Obligation at Beginning of Year	$1,300	$1,249	$1,324	$1,116	$63	$50
Business combinations	8	—	—	185	1	6
Service costs	—	—	26	26	1	1
Interest costs	41	43	23	21	2	2
Settlements	—	—	(33)	(60)	—	—
Plan participants' contributions	—	—	5	5	—	1
Actuarial (gains) losses	(87)	92	(48)	(34)	(8)	6
Benefits paid	(83)	(84)	(34)	(37)	(2)	(4)
Currency translation and other	—	—	(70)	102	(7)	1

Benefit Obligation at End of Year	$1,179	$1,300	$1,193	$1,324	$50	$63

Change in Fair Value of Plan Assets
Fair Value of Plan Assets at Beginning of Year	$1,181	$944	$1,011	$853	$9	$8
Business combinations	7	—	—	101	—	—
Actual return on plan assets	(49)	161	(21)	32	(1)	1
Employer contribution	35	160	56	37	2	3
Settlements	—	—	(33)	(60)	—	—
Plan participants' contributions	—	—	5	5	—	1
Benefits paid	(83)	(84)	(34)	(37)	(2)	(4)
Currency translation and other	—	—	(52)	80	—	—

Fair Value of Plan Assets at End of Year	$1,091	$1,181	$932	$1,011	$8	$9

Funded Status	$(88)	$(119)	$(261)	$(313)	$(42)	$(54)

Accumulated Benefit Obligation	$1,179	$1,300	$1,136	$1,256

Amounts Recognized in Balance Sheet
Non-current asset	$—	$—	$106	$100	$8	$6
Current liability	(6)	(7)	(8)	(10)	(3)	(3)
Non-current liability	(82)	(112)	(359)	(403)	(47)	(57)

Net amount recognized	$(88)	$(119)	$(261)	$(313)	$(42)	$(54)

Amounts Recognized in Accumulated Other Comprehensive Items
Net actuarial loss	$168	$156	$106	$126	$4	$11
Prior service credits	—	—	5	10	(5)	—

Net amount recognized	$168	$156	$111	$136	$(1)	$11

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The actuarial assumptions used to compute the funded status for the plans are based upon information available as of December 31, 2018 and 2017 and are as follows:

	Domestic Pension Benefits		Non-U.S. Pension Benefits		Postretirement Benefits
	2018	2017	2018	2017	2018	2017

Weighted Average Assumptions Used to Determine Projected Benefit Obligations
Discount rate	4.21%	3.55%	2.34%	2.10%	3.81%	3.43%
Average rate of increase in employee compensation	N/A	N/A	2.47%	2.59%	N/A	N/A
Initial healthcare cost trend rate					6.35%	6.73%
Ultimate healthcare cost trend rate					4.89%	5.04%
The actuarial assumptions used to compute the net periodic pension benefit cost (income) are based upon information available as of the beginning of the year, as presented in the following table:

	Domestic Pension Benefits			Non-U.S. Pension Benefits
	2018	2017	2016	2018	2017	2016

Weighted Average Assumptions Used to Determine Net Benefit Cost (Income)
Discount rate	3.54%	4.06%	4.25%	2.10%	1.95%	2.83%
Average rate of increase in employee compensation	N/A	N/A	N/A	2.59%	3.10%	3.06%
Expected long-term rate of return on assets	5.75%	6.50%	7.00%	3.31%	3.11%	3.74%
The ultimate healthcare cost trend rates for the postretirement benefit plans are expected to be reached between 2019 and 2040.
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
The amounts in accumulated other comprehensive items expected to be recognized as components of net periodic benefit cost in 2019 are not material.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The projected benefit obligation and fair value of plan assets for the company’s qualified and non-qualified pension plans with projected benefit obligations in excess of plan assets are as follows:

	Pension Plans
(In millions)	2018	2017

Pension Plans with Projected Benefit Obligations in Excess of Plan Assets
Projected benefit obligation	$1,876	$2,059
Fair value of plan assets	1,421	1,527
The accumulated benefit obligation and fair value of plan assets for the company's qualified and non-qualified pension plans with accumulated benefit obligations in excess of plan assets are as follows:

	Pension Plans
(In millions)	2018	2017

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets
Accumulated benefit obligation	$1,792	$1,962
Fair value of plan assets	1,393	1,495
The measurement date used to determine benefit information is December 31 for all plan assets and benefit obligations.
The net periodic pension benefit cost (income) includes the following components:

	Domestic Pension Benefits			Non-U.S. Pension Benefits
(In millions)	2018	2017	2016	2018	2017	2016

Components of Net Benefit Cost (Income)
Service cost-benefits earned	$—	$—	$—	$26	$26	$24
Interest cost on benefit obligation	41	43	51	23	21	27
Expected return on plan assets	(55)	(56)	(49)	(32)	(29)	(28)
Amortization of actuarial net loss	3	2	—	7	9	7
Settlement/curtailment loss	—	1	—	7	5	—

Net periodic benefit cost (income)	$(11)	$(10)	$2	$31	$32	$30
The net periodic postretirement benefit cost was not material in 2018, 2017 and 2016.
Expected benefit payments are estimated using the same assumptions used in determining the company’s benefit obligation at December 31, 2018. Benefit payments will depend on future employment and compensation levels, average years employed and average life spans, among other factors, and changes in any of these factors could significantly affect these estimated future benefit payments. Estimated future benefit payments during the next five years and in the aggregate for the five fiscal years thereafter, are as follows:

(In millions)	Domestic Pension Benefits	Non-U.S. Pension Benefits	Post- retirement Benefits

Expected Benefit Payments
2019	$92	$34	$3
2020	85	36	3
2021	86	37	3
2022	84	39	3
2023	83	42	3
2024-2028	393	244	12

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A change in the assumed healthcare cost trend rate by one percentage point effective January 2018 would not have caused a material change in the accumulated postretirement benefit obligation as of December 31, 2018 and the 2018 aggregate of service and interest costs.
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
Non-U.S. Pension Plan Assets
The company maintains specific plan assets for many of the individual pension plans outside the U.S. The investment strategy of each plan has been uniquely established based on the country specific standards and characteristics of the plans. Several of the plans have contracts with insurance companies whereby the market risks of the benefit obligations are borne by the insurance companies. When assets are held directly in investments, generally the objective is to invest in a portfolio of diversified assets with a variety of fund managers. The investments may include hedge funds, multi-asset funds, alternative investments and derivative funds with the target asset allocations ranging from approximately 0% - 25% for equities, 0% - 55% for fixed income, 0% - 20% for hedge funds, 0% - 100% for multi-asset funds, 0% to 15% for alternative investments and 0% - 22% for funds holding derivatives. The derivatives held by the funds are primarily interest rate swaps intended to match the movements in the plan liabilities as well as equity futures in a synthetic equity fund which provide targeted exposure to equity markets without the fund holding individual equity positions. Each plan maintains enough liquidity at all times to meet the near-term benefit payments.
The fair values of the company’s plan assets at December 31, 2018 and 2017, by asset category are as follows:

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Not Subject to Leveling (1)
(In millions)	2018	(Level 1)	(Level 2)	(Level 3)

Domestic Pension Plan Assets
U.S. equity funds	$104	$—	$—	$—	$104
International equity funds	103	—	—	—	103
Fixed income funds	868	—	—	—	868
Money market funds	16	—	—	—	16

Total Domestic Pension Plans	$1,091	$—	$—	$—	$1,091

Non-U.S. Pension Plan Assets
Equity funds	$43	$—	$—	$—	$43
Fixed income funds	299	—	—	—	299
Hedge funds	61	—	—	—	61
Multi-asset funds	97	—	—	—	97
Derivative funds	169	—	—	—	169
Alternative investments	20	—	—	—	20
Insurance contracts	237	—	237	—	—
Cash / money market funds	6	5	—	—	1

Total Non-U.S. Pension Plans	$932	$5	$237	$—	$690
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
The tables above present the fair value of the company’s plan assets in accordance with the fair value hierarchy (Note 13). Certain investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The fair value amounts of these investments presented in the above tables are intended to permit reconciliation of the fair value hierarchy to the amounts presented for the total pension plan assets. These investments were also redeemable at the balance sheet date or within limited time restrictions.

Note 8.	Income Taxes
The components of income from continuing operations before provision for income taxes are as follows:

(In millions)	2018	2017	2016

U.S.	$1,329	$655	$493
Non-U.S.	1,933	1,774	1,531

Income from Continuing Operations	$3,262	$2,429	$2,024

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the provision for income taxes of continuing operations are as follows:

(In millions)	2018	2017	2016

Current Income Tax Provision
Federal	$165	$1,259	$280
Non-U.S.	574	576	349
State	59	62	9

	798	1,897	638

Deferred Income Tax Provision (Benefit)
Federal	$(258)	$(1,437)	$(510)
Non-U.S.	(187)	(271)	(104)
State	(29)	12	(25)

	(474)	(1,696)	(639)

Provision for (benefit from) income taxes	$324	$201	$(1)
The provision for income taxes in the accompanying statement of income differs from the provision calculated by applying the statutory federal income tax rate to income from continuing operations before provision for income taxes due to the following:

(In millions)	2018	2017	2016

Statutory Federal Income Tax Rate	21%	35%	35%

Provision for Income Taxes at Statutory Rate	$685	$850	$708

Increases (Decreases) Resulting From:
Foreign rate differential	(375)	(380)	(322)
Foreign exchange loss on inter-company debt refinancing	—	(237)	—
Income tax credits	(349)	(273)	(318)
Manufacturing deduction	—	(42)	(38)
Withholding taxes	31	55	—
Global intangible low-taxed income	167	—	—
Foreign-derived intangible income	(47)	—	—
Singapore tax holiday	(28)	(25)	(23)
Impact of change in tax laws and apportionment on deferred taxes	(12)	(1,121)	2
Transition tax and other initial impacts of U.S. tax reform	117	1,250	—
(Reversal of) provision for tax reserves, net	(49)	99	12
Excess tax benefits from stock options and restricted stock units	(77)	(65)	—
Tax return reassessments and settlements	(26)	8	(41)
Valuation allowance	260	7	—
Other, net	27	75	19

Provision for (benefit from) income taxes	$324	$201	$(1)
The company has operations and a taxable presence in approximately 50 countries outside the U.S. The company's effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate.
U.S. Tax Reform Impacts
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was enacted. The Tax Act includes significant changes to existing U.S. tax laws that affect the company, including a reduction of the U.S. corporate income tax rate from 35% to 21% beginning in 2018 and creation of a territorial tax system with a one-time transition tax on deemed repatriated earnings and

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

profits of foreign subsidiaries (transition tax). As detailed below, the company recognized a net charge of $204 million for certain aspects of the Tax Act in its 2017 financial statements for which the accounting was provisional, but a reasonable estimate could be determined. During 2018, the company completed its accounting for the income tax effects of the Tax Act and recognized net adjustments (detailed below) to the provisional amounts, totaling a net charge of $68 million, as a component of income tax expense.
The transition tax is based on the company's total post-1986 earnings and profits, the tax on which was previously deferred from U.S. income taxes under U.S. law. The company recorded a provisional amount for the transition tax liability for each of the foreign subsidiaries, resulting in a total transition liability of $1.25 billion at December 31, 2017. After further analysis of new U.S. Treasury guidance, available tax accounting methods and elections, legislative updates, regulations, earnings and profits computations and foreign taxes, the company finalized the calculations of the transition tax liability during 2018. The increase in the liability for the transition tax in 2018 consisted of an incremental provision of $117 million offset in part by a $49 million reduction of related unrecognized tax benefits established in 2017.
In 2017, as a result of the Tax Act, the company remeasured certain deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future (which was generally 21%), by recording a provisional tax benefit of $1.06 billion. During 2018, no material changes to this provisional amount were made.
The Tax Act included a provision for global intangible low-taxed income. The company has adopted a policy to account for this provision as a period cost.
Other Tax Impacts
In 2018, the provision for income taxes also included a $71 million charge to establish a valuation allowance against net operating losses that will not be utilized as a result of the planned sale of the Anatomical Pathology business (Note 2).
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
The company generally receives a tax deduction upon the exercise of non-qualified stock options by employees, or the vesting of restricted stock units held by employees, for the difference between the exercise price and the market price of the underlying common stock on the date of exercise. The company uses the incremental tax benefit approach for utilization of tax attributes. Prior to 2017, the amount of the tax deduction in excess of compensation cost recognized was allocated to capital in excess of par value. Beginning in 2017, these excess tax benefits reduce the tax provision. In 2018 and 2017, the company's tax provision was reduced by $77 million and $65 million, respectively, of such benefits. In 2016, $53 million of such benefits were allocated to capital in excess of par value.
The company has significant activities in Singapore and has received considerable tax incentives. The local taxing authority granted the company pioneer company status which provides an incentive encouraging companies to undertake activities that have the effect of promoting economic or technological development in Singapore. This incentive equates to a tax exemption on earnings associated with most of the company’s manufacturing activities in Singapore and continues through December 31, 2026. In 2018, 2017 and 2016, the impact of this tax holiday decreased the annual effective tax rates by 0.9 percentage points, 1.0 percentage points and 1.1 percentage points, respectively, and increased diluted earnings per share by approximately $0.07, $0.06 and $0.06, respectively. In connection with the March 2017 extension of this agreement until 2026,

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the company recorded a benefit in the first quarter of 2017 of approximately $65 million ($0.16 per diluted share) for the effect on deferred tax balances of the extended tax holiday.
Net deferred tax asset (liability) in the accompanying balance sheet consists of the following:

(In millions)	2018	2017

Deferred Tax Asset (Liability)
Depreciation and amortization	$(3,444)	$(3,957)
Net operating loss and credit carryforwards	1,311	1,150
Reserves and accruals	148	139
Accrued compensation	250	265
Inventory basis difference	105	81
Other capitalized costs	103	61
Unrealized losses on hedging instruments	23	125
Other, net	143	126

Deferred tax assets (liabilities), net before valuation allowance	(1,361)	(2,010)
Less: Valuation allowance	471	256

Deferred tax assets (liabilities), net	$(1,832)	$(2,266)
The company estimates the degree to which tax assets and loss and credit carryforwards will result in a benefit based on expected profitability by tax jurisdiction and provides a valuation allowance for tax assets and loss and credit carryforwards that it believes will more likely than not expire unutilized. At December 31, 2018, all of the company’s valuation allowance relates to deferred tax assets, primarily net operating losses, for which any subsequently recognized tax benefits will reduce income tax expense.
The changes in the valuation allowance are as follows:

	Year Ended December 31,
(In millions)	2018	2017	2016

Beginning Balance	$256	$113	$109
Additions charged to income tax provision	223	28	—
Additions due to acquisitions	17	108	25
Deductions	(15)	—	—
Currency translation and other	(10)	7	(21)

Ending Balance	$471	$256	$113
At December 31, 2018, the company had federal, state and non-U.S. net operating loss carryforwards of $412 million, $1.69 billion and $4.41 billion, respectively. Use of the carryforwards is limited based on the future income of certain subsidiaries. The federal and state net operating loss carryforwards expire in the years 2019 through 2038. Of the non-U.S. net operating loss carryforwards, $2.15 billion expire in the years 2019 through 2038, and the remainder do not expire.
The company operates in various jurisdictions around the world. A provision has not been made for certain U.S. state income taxes or additional non-U.S. taxes on $14.4 billion of undistributed earnings of international subsidiaries that could be subject to taxation if remitted to the U.S. because such amounts are intended to be reinvested outside the United States indefinitely. It is not practicable to estimate the unrecognized tax liability due to i) the extent of uncertainty as to which remittance structure would be used (among several possibilities) should a decision be made to repatriate; and ii) the implications of indirect taxes, including withholding taxes that could potentially be required depending on the repatriation structure. The company’s intent is to only make distributions from non-U.S. subsidiaries in the future when they can be made at no net tax costs.
Unrecognized Tax Benefits
As of December 31, 2018, the company had $1.44 billion of unrecognized tax benefits which, if recognized, would reduce the effective tax rate.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(In millions)	2018	2017	2016

Balance at beginning of year	$1,409	$802	$350
Additions due to acquisitions	—	31	54
Reductions due to acquisitions	(5)	—	—
Additions for tax positions of current year	48	565	342
Additions for tax positions of prior years	82	51	94
Closure of tax years	(5)	—	(28)
Settlements	(87)	(40)	(10)

Balance at end of year	$1,442	$1,409	$802
During 2018, the company's unrecognized tax benefits increased $85 million as a result of uncertain tax positions relating to foreign tax positions and $45 million relating to U.S. federal and state tax positions. All of the total $1.44 billion liability is classified as a long-term liability. The company does not expect its unrecognized tax benefits to change significantly over the next twelve months.
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
The company classified interest and penalties related to unrecognized tax benefits as income tax expense. The total amount of interest and penalties related to uncertain tax positions and recognized in the balance sheet as of December 31, 2018 and 2017 was $59 million and $31 million, respectively.
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9.	Earnings per Share

(In millions except per share amounts)	2018	2017	2016

Income from Continuing Operations	$2,938	$2,228	$2,025
Loss from Discontinued Operations	—	(3)	(3)

Net Income	$2,938	$2,225	$2,022

Basic Weighted Average Shares	402	395	395
Plus Effect of:
Stock options and restricted units	4	3	2

Diluted Weighted Average Shares	406	398	397

Basic Earnings per Share:
Continuing operations	$7.31	$5.65	$5.13
Discontinued operations	—	(0.01)	(0.01)

Basic Earnings per Share	$7.31	$5.64	$5.12

Diluted Earnings per Share:
Continuing operations	$7.24	$5.60	$5.10
Discontinued operations	—	(0.01)	(0.01)

Diluted Earnings per Share	$7.24	$5.59	$5.09

Antidilutive Stock Options Excluded from Diluted Weighted Average Shares	2	2	2

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10.	Debt and Other Financing Arrangements

	Effective Interest Rate at December 31,	December 31,	December 31,
(Dollars in millions)	2018	2018	2017

Commercial Paper	0.74%	$693	$960
Floating Rate 2-Year Senior Notes, Due 8/9/2018 (euro-denominated)		—	721
2.15% 3-Year Senior Notes, Due 12/14/2018		—	450
2.40% 5-Year Senior Notes, Due 2/1/2019		—	900
Floating Rate 2-Year Senior Notes, Due 7/24/2019 (euro-denominated)	0.10%	574	600
6.00% 10-Year Senior Notes, Due 3/1/2020	2.96%	750	750
4.70% 10-Year Senior Notes, Due 5/1/2020	4.23%	300	300
Floating Rate 2-Year Senior Notes, Due 8/7/2020 (euro-denominated)	0.17%	688	—
1.50% 5-Year Senior Notes, Due 12/1/2020 (euro-denominated)	1.62%	487	510
5.00% 10-Year Senior Notes, Due 1/15/2021	3.24%	400	400
4.50% 10-Year Senior Notes, Due 3/1/2021	6.89%	1,000	1,000
3.60% 10-Year Senior Notes, Due 8/15/2021	6.66%	1,100	1,100
3.30% 7-Year Senior Notes, Due 2/15/2022	3.42%	800	800
2.15% 7-Year Senior Notes, Due 7/21/2022 (euro-denominated)	2.28%	574	600
3.15% 10-Year Senior Notes, Due 1/15/2023	3.31%	800	800
3.00% 7-Year Senior Notes, Due 4/15/2023	6.84%	1,000	1,000
4.15% 10-Year Senior Notes, Due 2/1/2024	4.16%	1,000	1,000
0.75% 8-Year Senior Notes, Due 9/12/2024 (euro-denominated)	0.94%	1,147	1,201
2.00% 10-Year Senior Notes, Due 4/15/2025 (euro-denominated)	2.10%	734	768
3.65% 10-Year Senior Notes, Due 12/15/2025	3.77%	350	350
1.40% 8.5-Year Senior Notes, Due 1/23/2026 (euro-denominated)	1.53%	802	840
2.95% 10-Year Senior Notes, Due 9/19/2026	3.19%	1,200	1,200
1.45% 10-Year Senior Notes, Due 3/16/2027 (euro-denominated)	1.66%	574	600
3.20% 10-Year Senior Notes, Due 8/15/2027	3.39%	750	750
1.375% 12-Year Senior Notes, Due 9/12/2028 (euro-denominated)	1.46%	688	721
1.95% 12-Year Senior Notes, Due 7/24/2029 (euro-denominated)	2.08%	802	840
2.875% 20-Year Senior Notes, Due 7/24/2037 (euro-denominated)	2.94%	802	840
5.30% 30-Year Senior Notes, Due 2/1/2044	5.37%	400	400
4.10% 30-Year Senior Notes, Due 8/15/2047	4.23%	750	750
Other		21	24

Total Borrowings at Par Value		19,186	21,175
Fair Value Hedge Accounting Adjustments		(93)	(70)
Unamortized Discount, Net		(21)	(2)
Unamortized Debt Issuance Costs		(82)	(95)

Total Borrowings at Carrying Value		18,990	21,008
Less: Short-term Obligations and Current Maturities		1,271	2,135

Long-term Obligations		$17,719	$18,873
The effective interest rates for the fixed-rate debt include the stated interest on the notes, the accretion of any discount or amortization of any premium, the amortization of any debt issuance costs and, if applicable, adjustments related to hedging.
See Note 13 for fair value information pertaining to the company’s long-term obligations.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2018, the annual repayment requirements for debt obligations are as follows:

(In millions)

2019	$1,271
2020	2,229
2021	2,504
2022	1,377
2023	1,801
2024 and Thereafter	10,004

$19,186
As of December 31, 2018 and 2017, short-term obligations and current maturities of long-term obligations in the accompanying balance sheet included $693 million and $960 million, respectively, of commercial paper, short-term bank borrowings and borrowings under lines of credit of certain of the company’s subsidiaries. The weighted average interest rate for short-term borrowings was 0.74% and slightly below 0% at December 31, 2018 and 2017, respectively. In addition to available borrowings under the company’s revolving credit agreements, discussed below, the company had unused lines of credit of $68 million as of December 31, 2018. These unused lines of credit generally provide for short-term unsecured borrowings at various interest rates.
Credit Facilities
The company has a revolving credit facility with a bank group that provides for up to $2.50 billion of unsecured multi-currency revolving credit. The facility expires in July 2021. The agreement calls for interest at either a LIBOR-based rate, a EURIBOR-based rate (for funds drawn in Euro) or a rate based on the prime lending rate of the agent bank, at the company’s option. The agreement contains affirmative, negative and financial covenants, and events of default customary for facilities of this type. The covenants in our revolving credit facility (the Facility) include a Consolidated Leverage Ratio (total debt-to-Consolidated EBITDA) and a Consolidated Interest Coverage Ratio (Consolidated EBITDA to Consolidated Interest Expense), as such terms are defined in the Facility. Specifically, the company has agreed that, so long as any lender has any commitment under the Facility, any letter of credit is outstanding under the Facility, or any loan or other obligation is outstanding under the Facility, it will maintain a maximum Consolidated Leverage Ratio of 3.5:1.0. The company has also agreed that so long as any lender has any commitment under the Facility or any letter of credit is outstanding under the Facility, or any loan or other obligation is outstanding under the Facility, it will maintain a minimum Consolidated Interest Coverage Ratio of 3.0:1.0 as of the last day of any fiscal quarter. As of December 31, 2018, no borrowings were outstanding under the Facility, although available capacity was reduced by approximately $82 million as a result of outstanding letters of credit.
Commercial Paper Programs
The company has commercial paper programs pursuant to which it may issue and sell unsecured, short-term promissory notes (CP Notes). Under the U.S. program, a) maturities may not exceed 397 days from the date of issue and b) the CP Notes are issued on a private placement basis under customary terms in the commercial paper market and are not redeemable prior to maturity nor subject to voluntary prepayment. Under the euro program, maturities may not exceed 183 days and may be denominated in euro, U.S. dollars, Japanese yen, British pounds sterling, Swiss franc, Canadian dollars or other currencies. Under both programs, the CP Notes are issued at a discount from par (or premium to par, in the case of negative interest rates), or, alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. As of December 31, 2018, outstanding borrowings under these programs were $693 million, with a weighted average remaining period to maturity of 51 days and are classified as short-term obligations in the accompanying balance sheet.
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
In 2018, Thermo Fisher Scientific (Finance I) B.V., a wholly-owned finance subsidiary of the company, issued the Floating Rate Senior Notes due 2020 included in the table above. This subsidiary has no independent function other than financing

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

activities. The Floating Rate Senior Notes due 2020 are fully and unconditionally guaranteed by the company and no other subsidiaries of the company have guaranteed the obligations.
Prior to issuing the 3.00% Senior Notes due 2023, the company had entered into an agreement to hedge its exposure related to the interest rate on the anticipated borrowings (described under the heading "Cash Flow Hedge Arrangements" in Note 13) that was terminated in April 2016. The company had a cash outlay of $75 million in 2016 associated with termination of the arrangement, included in other financing activities, net, in the accompanying statement of cash flows.
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
The company has entered into LIBOR-based interest rate swap arrangements with various banks on several of its outstanding senior notes. The aggregate amounts of the swaps are equal to the principal amounts of the notes and the payment dates of the swaps coincide with the interest payment dates of the notes. The swap contracts provide for the company to pay a variable interest rate and receive a fixed rate. The variable interest rates reset monthly. The swaps have been accounted for as fair value hedges of the notes. See Note 13 for additional information on the interest rate swap arrangements and related cross-currency interest rate swap arrangements. The following table summarizes the outstanding interest rate swap arrangements on the company's senior notes at December 31, 2018:

	Aggregate Notional Amount		Pay Rate as of
(Dollars in millions)		Pay Rate	December 31, 2018	Receive Rate

4.50% Senior Notes due 2021 (a)	1,000	1-month LIBOR + 3.4420%	5.7913%	4.50%
3.60% Senior Notes due 2021	1,100	1-month LIBOR + 2.5150%	4.9701%	3.60%
3.00% Senior Notes due 2023 (a)	1,000	1-month LIBOR + 1.7640%	4.2191%	3.00%

(a)
The payments on $1.5 billion notional value of these interest rate swaps are offset in part by cross-currency interest rate swaps which effectively reduced the pay rate as of December 31, 2018 from a weighted average of 5.00% to a weighted average of 1.96%.

In 2018, the company entered into $1.5 billion notional value of cross-currency interest rate swaps, which effectively convert a portion of the semi-annual payments related to the variable rate, U.S. dollar denominated, LIBOR-based interest rate swaps to payments on variable rate, euro denominated, EURIBOR-based cross-currency interest rate swaps.

Note 11.	Commitments and Contingencies
Operating Leases
The company leases certain logistics, office, and manufacturing facilities. Income from continuing operations includes expense from operating leases of $211 million, $198 million and $182 million in 2018, 2017 and 2016, respectively. The following is a summary of annual future minimum lease and rental commitments under noncancelable operating leases as of December 31, 2018:

(In millions)

2019	$192
2020	158
2021	118
2022	86
2023	58
2024 and Thereafter	177

$789

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Purchase Obligations
The company has entered into unconditional purchase obligations, in the ordinary course of business, that include agreements to purchase goods, services or fixed assets and to pay royalties that are enforceable and legally binding and that specify all significant terms including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable at any time without penalty. The aggregate amount of the company’s unconditional purchase obligations totaled $745 million at December 31, 2018 and the majority of these obligations are expected to be settled during 2019.
Letters of Credit, Guarantees and Other Commitments
Outstanding letters of credit and bank guarantees totaled $218 million at December 31, 2018. Substantially all of these letters of credit and guarantees expire before 2025.
Outstanding surety bonds and other guarantees totaled $28 million at December 31, 2018. The expiration of these bonds and guarantees ranges through 2020.
The letters of credit, bank guarantees and surety bonds principally secure performance obligations, and allow the holder to draw funds up to the face amount of the letter of credit, bank guarantee or surety bond if the applicable business unit does not perform as contractually required.
The company is a guarantor of pension plan obligations of a divested business. The purchaser of the divested business has agreed to pay for the pension benefits, however the company was required to guarantee payment of these pension benefits should the purchaser fail to do so. The amount of the guarantee at December 31, 2018 was $38 million.
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
The company has guaranteed the residual value of three leased operating facilities with initial lease terms ending in 2019, 2020 and 2023. The company has agreed with the lessor to comply with certain financial covenants consistent with its other debt arrangements (Note 10). The aggregate maximum guarantee under these three lease arrangements is $147 million.
Indemnifications
In conjunction with certain transactions, primarily divestitures, the company has agreed to indemnify the other parties with respect to certain liabilities related to the businesses that were sold or leased properties that were abandoned (e.g., retention of certain environmental, tax, employee and product liabilities). The scope and duration of such indemnity obligations vary from transaction to transaction. Where probable, an obligation for such indemnifications is recorded as a liability. Generally, a maximum obligation cannot be reasonably estimated. Other than obligations recorded as liabilities at the time of divestiture, historically the company has not made significant payments for these indemnifications.
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
Environmental Matters
The company is currently involved in various stages of investigation and remediation related to environmental matters. The company cannot predict all potential costs related to environmental remediation matters and the possible impact on future operations given the uncertainties regarding the extent of the required cleanup, the complexity and interpretation of applicable laws and regulations, the varying costs of alternative cleanup methods and the extent of the company’s responsibility. Expenses for environmental remediation matters related to the costs of installing, operating and maintaining groundwater-treatment

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

systems and other remedial activities related to historical environmental contamination at the company’s domestic and international facilities were not material in any period presented. The company records accruals for environmental remediation liabilities, based on current interpretations of environmental laws and regulations, when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. The company calculates estimates based upon several factors, including reports prepared by environmental specialists and management’s knowledge of and experience with these environmental matters. The company includes in these estimates potential costs for investigation, remediation and operation and maintenance of cleanup sites. At December 31, 2018, the company’s total environmental liability was approximately $69 million. While management believes the accruals for environmental remediation are adequate based on current estimates of remediation costs, the company may be subject to additional remedial or compliance costs due to future events such as changes in existing laws and regulations, changes in agency direction or enforcement policies, developments in remediation technologies or changes in the conduct of the company’s operations, which could have a material adverse effect on the company’s financial position, results of operations or cash flows.
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
Product Liability, Workers Compensation and Other Personal Injury Matters
The range of probable loss for product liability, workers compensation and other personal injury matters of the company’s continuing operations at December 31, 2018, was approximately $215 million to $349 million on an undiscounted basis. The portion of these liabilities assumed in the 2006 merger with Fisher was recorded at its fair (present) value at the date of merger. The company’s accrual for all such matters in total, including the discounted liabilities, was $204 million at December 31, 2018 (or $221 million undiscounted). The accrual includes estimated defense costs and is gross of estimated amounts due from insurers of $86 million at December 31, 2018 (or $97 million undiscounted) that are included in other assets in the accompanying balance sheet. The portion of these insurance assets assumed in the merger with Fisher was also recorded at its fair value at the date of merger. In addition to the above accrual, as of December 31, 2018, the company had a product liability accrual of $10 million (undiscounted) relating to divested businesses.
The assets and liabilities assumed at the Fisher merger date were ascribed a fair value based on the present value of expected future cash flows, using a discount rate equivalent to the risk free rate of interest for monetary assets with comparable maturities (weighted average discount rate of 4.67%). The discount on the liabilities of approximately $17 million and the discount on the assets of approximately $11 million (net discount $6 million) are being accreted to interest expense over the expected settlement period.
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intellectual Property Matters
On June 3, 2013, Unisone Strategic IP filed a complaint against Life Technologies in the United States District Court for the Southern District of California alleging patent infringement by Life Technologies’ supply chain management system software, which operates with product "supply centers" installed at customer sites. Plaintiff seeks damages for alleged willful infringement, attorneys’ fees, costs, and injunctive relief. On August 24, 2017, Unisone filed an appeal from a decision by the Patent Trial and Appeal Board that found the challenged patent claims invalid. The United States Court of Appeals for the Federal Circuit upheld the Patent Trial and Appeal Board’s ruling finding the challenged claims in the Unisone patent invalid. Unisone has until March 11, 2019 to file an appeal with the United States Supreme Court.

Note 12.	Comprehensive Income and Shareholders' Equity
Comprehensive Income (Loss)
Comprehensive income (loss) combines net income and other comprehensive items. Other comprehensive items represent certain amounts that are reported as components of shareholders’ equity in the accompanying balance sheet.
In the fourth quarter of 2017, the company recorded an out of period adjustment to correct an error in the accounting for income taxes associated with the partial hedge of its net investment in a foreign operation in 2014 through the third quarter of 2017.  The adjustment affected deferred income taxes and other comprehensive income and, in the aggregate, increased comprehensive income by $101 million for the year ended December 31, 2017.  The adjustment does not have any impact on the company’s statements of income or cash flows.  The company determined that the adjustment was not material to the consolidated financial statements for any previously reported annual or interim periods.
Changes in each component of accumulated other comprehensive items, net of tax are as follows:

(In millions)	Currency Translation Adjustment	Unrealized Losses on Available-for- Sale Investments	Unrealized Losses on Hedging Instruments	Pension and Other Postretirement Benefit Liability Adjustment	Total

Balance at December 31, 2017	(1,755)	(1)	(50)	(197)	(2,003)
Cumulative effect of accounting changes (Note 1)	(54)	1	(11)	(24)	(88)

Other comprehensive income (loss) before reclassifications	(434)	—	—	3	(431)
Amounts reclassified from accumulated other comprehensive items	—	—	9	15	24

Net other comprehensive items	(434)	—	9	18	(407)

Balance at December 31, 2018	(2,243)	—	(52)	(203)	(2,498)
Shareholders’ Equity
At December 31, 2018, the company had reserved 30 million unissued shares of its common stock for possible issuance under stock-based compensation plans.

Note 13.	Fair Value Measurements and Fair Value of Financial Instruments
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The following tables present information about the company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and December 31, 2017:

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2018	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents	$769	$769	$—	$—
Bank time deposits	2	2	—	—
Investments in mutual funds and other similar instruments	10	10	—	—
Warrants	8	—	8	—
Insurance contracts	113	—	113	—
Derivative contracts	31	—	31	—

Total Assets	$933	$781	$152	$—

Liabilities
Derivative contracts	$145	$—	$145	$—
Contingent consideration	37	—	—	37

Total Liabilities	$182	$—	$145	$37

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2017	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents	$22	$22	$—	$—
Bank time deposits	2	2	—	—
Investments in mutual funds and other similar instruments	13	13	—	—
Warrants	2	—	2	—
Insurance contracts	116	—	116	—
Derivative contracts	10	—	10	—

Total Assets	$165	$37	$128	$—

Liabilities
Derivative contracts	$139	$—	$139	$—
Contingent consideration	35	—	—	35

Total Liabilities	$174	$—	$139	$35

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The company uses the Black-Scholes model to value its warrants. The company determines the fair value of its insurance contracts by obtaining the cash surrender value of the contracts from the issuer. The fair value of derivative contracts is the estimated amount that the company would receive/pay upon liquidation of the contracts, taking into account the change in interest rates and currency exchange rates. The company determines the fair value of acquisition-related contingent consideration based on the probability-weighted discounted cash flows associated with such future payments. Changes to the fair value of contingent consideration are recorded in selling, general and administrative expense. The following table provides a rollforward of the fair value, as determined by level 3 inputs, of the contingent consideration.

(In millions)	2018	2017

Contingent Consideration
Beginning Balance	$35	$6
Acquisitions	11	17
Payments	(8)	(3)
Change in fair value included in earnings	(1)	15

Ending Balance	$37	$35
Derivative Contracts
The following table provides the aggregate notional value of outstanding derivative contracts.

	December 31,	December 31,
(In millions)	2018	2017

Notional Amount
Interest rate swaps (described in Note 10)	$3,100	$3,100
Cross-currency interest rate swaps - designated as net investment hedges	1,500	—
Currency exchange contracts	3,424	2,921
While certain derivatives are subject to netting arrangements with counterparties, the company does not offset derivative assets and liabilities within the consolidated balance sheet. The following tables present the fair value of derivative instruments in the consolidated balance sheet and statement of income.

	Fair Value – Assets		Fair Value – Liabilities
	December 31,	December 31,	December 31,	December 31,
(In millions)	2018	2017	2018	2017

Derivatives Designated as Hedging Instruments
Interest rate swaps (a)	$—	$—	$129	$124
Cross-currency interest rate swaps (b)	28	—	—	—
Derivatives Not Designated as Hedging Instruments
Currency exchange contracts (c)	3	10	16	15

Total Derivatives	$31	$10	$145	$139

(a)	The fair value of the interest rate swaps is included in the consolidated balance sheet under the caption other long-term liabilities.

(b)	The fair value of the cross-currency interest rate swaps is included in the consolidated balance sheet under the caption other assets.

(c)	The fair value of the currency exchange contracts is included in the consolidated balance sheet under the captions other current assets or other accrued expenses.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following amounts related to cumulative basis adjustments for fair value hedges were included in the consolidated balance sheet under the caption long-term obligations:

	Carrying Amount of the Hedged Liability		Cumulative Amount of Fair Value Hedging Adjustment - Increase (Decrease) Included in Carrying Amount of Liability (d)
	December 31,	December 31,	December 31,	December 31,
(In millions)	2018	2017	2018	2017

Long-term Obligations	$3,291	$3,309	$(93)	$(70)

(d)	Includes increases in the carrying amount of $30 million and $43 million at December 31, 2018 and December 31, 2017, respectively, on discontinued hedging relationships.

	Gain (Loss) Recognized
(In millions)	2018	2017

Fair Value Hedging Relationships
Interest rate swaps
Hedged long-term obligations - included in other expense, net	$(5)	$(14)
Derivatives designated as hedging instruments - included in other expense, net	7	19
Derivatives Designated as Cash Flow Hedges
Interest rate swaps
Amount reclassified from accumulated other comprehensive items to other expense, net	(12)	(12)
Derivatives Designated as Net Investment Hedges
Foreign currency-denominated debt
Included in currency translation adjustment within other comprehensive items	336	(664)
Cross-currency interest rate swaps
Included in currency translation adjustment within other comprehensive items	28	—
Included in other expense, net	21	—
Derivatives Not Designated as Hedging Instruments
Currency exchange contracts
Included in cost of revenues	2	(1)
Included in other expense, net	37	92
Gains and losses recognized on currency exchange contracts and the interest rate swaps designated as fair value hedges are included in the consolidated statement of income together with the corresponding, offsetting losses and gains on the underlying hedged transactions.
The company also uses foreign currency-denominated debt and cross-currency interest rate swaps to partially hedge its net investments in foreign operations against adverse movements in exchange rates. The majority of the company’s euro-denominated senior notes and cross-currency interest rate swaps have been designated as, and are effective as, economic hedges of part of the net investment in a foreign operation. Accordingly, foreign currency transaction gains or losses due to spot rate fluctuations on the euro-denominated debt instruments and contract fair value changes on the cross-currency interest rate swaps, excluding interest accruals, are included in currency translation adjustment within other comprehensive items and shareholders’ equity.
See Note 1 and Note 10 for additional information on the company's risk management objectives and strategies.
Cash Flow Hedge Arrangements
In 2015, the company entered into interest rate swap arrangements to mitigate the risk of interest rates rising prior to completion of a debt offering in 2016. Based on the company’s conclusion that a debt offering was probable as a result of debt maturing in 2016 and that such debt would carry semi-annual interest payments over a 10-year term, the swaps hedged the cash flow risk for each of the semi-annual fixed-rate interest payments on $1.00 billion of principal amount of the planned fixed-rate debt issue. The hedge was terminated in advance of completing a debt offering in April 2016 (Note 10). The fair value of the hedge at that time, $46 million, net of tax, was classified as a reduction to accumulated other comprehensive items and is being amortized to interest expense over the term of the debt.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Other Financial Instruments
The carrying value and fair value of the company’s notes receivable and debt obligations are as follows:

	December 31, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
(In millions)	Value	Value	Value	Value

Notes Receivable	$92	$92	$89	$93

Debt Obligations:
Senior notes	$18,276	$18,322	$20,024	$20,639
Commercial paper	693	693	960	960
Other	21	21	24	24

	$18,990	$19,036	$21,008	$21,623
The fair value of debt obligations was determined based on quoted market prices and on borrowing rates available to the company at the respective period ends which represent level 2 measurements.

Note 14.	Supplemental Cash Flow Information

(In millions)	2018	2017	2016

Cash Paid For:
Interest	$687	$533	$458
Income Taxes	591	479	663

Non-cash Investing and Financing Activities
Declared but unpaid dividends	69	61	60
Issuance of stock upon vesting of restricted stock units	170	125	127
Fair value of investments contributed to defined benefit plans	—	—	16
Cash, cash equivalents and restricted cash is included in the consolidated balance sheet as follows:

	December 31,	December 31,
(In millions)	2018	2017

Cash and Cash Equivalents	$2,103	$1,335
Restricted Cash Included in Other Current Assets	12	24
Restricted Cash Included in Other Assets	2	2

Cash, Cash Equivalents and Restricted Cash	$2,117	$1,361
Amounts included in restricted cash represent funds held as collateral for bank guarantees and incoming cash in China awaiting government administrative clearance.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15.	Restructuring and Other Costs, Net
Restructuring and other costs in 2018 included continuing charges for headcount reductions and facility consolidations in an effort to streamline operations, including the closure and consolidation of operations within several facilities in the U.S. and Europe; third-party transaction/integration costs primarily related to recent acquisitions; sales of inventories revalued at the date of acquisition; and environmental remediation charges. These charges were partially offset by gains on sales of real estate and favorable results of litigation. In 2018, severance actions associated with facility consolidations and cost reduction measures affected approximately 1% of the company’s workforce.
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
As of February 27, 2019, the company has identified restructuring actions that will result in additional charges of approximately $65 million, primarily in 2019, which will be recorded when specified criteria are met, such as communication of benefit arrangements and abandonment of leased facilities.
2018
During 2018, the company recorded net restructuring and other costs by segment as follows:

(In millions)	Cost of Revenues	Selling, General and Administrative Expenses	Restructuring and Other Costs, Net	Total

Life Sciences Solutions	$4	$12	$(17)	$(1)
Analytical Instruments	3	8	28	39
Specialty Diagnostics	—	3	(1)	2
Laboratory Products and Services	5	16	31	52
Corporate	—	(10)	9	(1)

	$12	$29	$50	$91
The principal components of net restructuring and other costs by segment are as follows:
Life Sciences Solutions
In 2018, the Life Sciences Solutions segment recorded $1 million of net restructuring and other income. The segment recorded charges to cost of revenues of $4 million for the sales of inventory revalued at the date of acquisition, as well as $12 million of charges to selling, general, and administrative expenses, primarily third-party transaction/integration costs related to recent acquisitions. The segment also recorded $17 million of net restructuring and other income, principally for a $46 million net gain on the resolution of litigation, partially offset by charges for severance other costs associated with facility consolidations in the U.S.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Analytical Instruments
In 2018, the Analytical Instruments segment recorded $39 million of net restructuring and other charges. The segment recorded net charges to cost of revenues of $3 million for the sales of inventory revalued at the date of acquisition; $8 million of net charges to selling, general, and administrative expense, principally third-party transaction costs related to the acquisition of Gatan; and $28 million of restructuring and other costs, primarily for employee severance and other costs associated with facility consolidations in the U.S. and Europe, as well as abandoned facilities costs associated with the remediation and closure of a manufacturing facility in the U.S.
Specialty Diagnostics
In 2018, the Specialty Diagnostics segment recorded $2 million of net restructuring and other charges, including $3 million of net charges to selling, general, and administrative expense, principally third-party transaction costs in connection with the planned sale of the Anatomical Pathology business. The segment also recorded $1 million of net restructuring and other income, including a $6 million gain on the sale of real estate, mostly offset by cash charges for severance and other costs associated with facility consolidations in the U.S. and Europe.
Laboratory Products and Services
In 2018, the Laboratory Products and Services segment recorded $52 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $5 million, principally for the sales of inventory revalued at the date of acquisition, and $16 million of charges to selling, general, and administrative expenses for third-party transaction/integration costs related to the acquisition of Patheon. The segment also recorded $31 million of restructuring and other costs, primarily charges for environmental remediation associated with a Superfund site in the U.S., employee severance, and, to a lesser extent, hurricane response costs.
Corporate
In 2018, the company recorded $1 million of net restructuring and other income, principally income from favorable results of product liability litigation, mostly offset by charges for environmental remediation at an abandoned facility and, to a lesser extent, severance at its corporate operations.
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

(In millions)	Severance	Abandonment of Excess Facilities	Other (a)	Total

Balance at December 31, 2015	$15	$13	$3	$31
Costs incurred in 2016 (c)	109	46	12	167
Reserves reversed (b)	(2)	—	(1)	(3)
Payments	(83)	(27)	(12)	(122)
Currency translation	(1)	—	—	(1)

Balance at December 31, 2016	38	32	2	72
Costs incurred in 2017 (d)	62	27	17	106
Reserves reversed (b)	(9)	—	—	(9)
Payments	(62)	(19)	(12)	(93)
Currency translation	1	—	(1)	—

Balance at December 31, 2017	30	40	6	76
Costs incurred in 2018 (e)	51	33	18	102
Reserves reversed (b)	(7)	(4)	(3)	(14)
Payments	(39)	(27)	(17)	(83)
Currency translation	(1)	—	—	(1)

Balance at December 31, 2018	$34	$42	$4	$80

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

(d)
Excludes $27 million of net credits associated with litigation-related matters, and $27 million of other restructuring charges, net, primarily for hurricane response/impairment, charges associated with the settlement/curtailment of retirement plans, and non-cash compensation due at an acquired business.

(e)	Excludes $38 million of income, net, primarily associated with litigation-related matters, gains on sales of real estate, charges for environmental remediation, and hurricane response costs.
The company expects to pay accrued restructuring costs as follows: severance, employee-retention obligations and other costs, primarily through 2019; and abandoned-facility payments, over lease terms expiring through 2027.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16.	Unaudited Quarterly Information

	2018
(In millions except per share amounts)	First (a)	Second (b)	Third (c)	Fourth (d)

Revenues	$5,853	$6,078	$5,920	$6,507
Gross Profit	2,580	2,738	2,615	2,924
Net Income	579	752	709	898
Earnings per Share:
Basic	1.44	1.87	1.76	2.23
Diluted	1.43	1.85	1.75	2.22
Cash Dividend Declared per Common Share	0.17	0.17	0.17	0.17
Amounts reflect aggregate restructuring and other items, net, as follows:

(a)	Costs of $56 million.

(b)	Costs of $25 million.

(c)	Income of $32 million.

(d)	Costs of $42 million.

	2017
(In millions except per share amounts)	First (a)	Second (b)	Third (c)	Fourth (d)

Revenues	$4,765	$4,990	$5,116	$6,047
Gross Profit	2,193	2,284	2,300	2,671
Net Income	551	612	534	528
Earnings per Share:
Basic	1.41	1.57	1.35	1.32
Diluted	1.40	1.56	1.34	1.30
Cash Dividend Declared per Common Share	0.15	0.15	0.15	0.15
Amounts reflect aggregate restructuring and other items, net, as follows:

(a)	Costs of $86 million.

(b)	Costs of $30 million.

(c)	Costs of $131 million.

(d)	Costs of $51 million.