Form 10-Q
period 2019-06-29
THERMO FISHER SCIENTIFIC INC.
filed 2019-08-02
CIK 97745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended June 29, 2019 or
☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-8002
THERMO FISHER SCIENTIFIC INC.
(Exact name of Registrant as specified in its charter)

Delaware	04-2209186
(State of incorporation)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months. Yes ☒  No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒                                               Accelerated filer ☐                                       Non-accelerated filer ☐
Smaller reporting company ☐                                      Emerging growth company  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of June 29, 2019, the Registrant had 400,475,744 shares of Common Stock outstanding.

THERMO FISHER SCIENTIFIC INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 29, 2019

THERMO FISHER SCIENTIFIC INC.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 29,	December 31,
(In millions except share and per share amounts)	2019	2018

Assets
Current Assets:
Cash and cash equivalents	$2,288	$2,103
Accounts receivable, less allowances of $113 and $117	4,129	4,136
Inventories	3,209	3,005
Other current assets	1,597	1,381

Total current assets	11,223	10,625

Property, Plant and Equipment, Net	4,394	4,165
Acquisition-related Intangible Assets, Net	14,863	14,978
Other Assets	1,733	1,117
Goodwill	25,757	25,347

Total Assets	$57,970	$56,232

Liabilities and Shareholders' Equity
Current Liabilities:
Short-term obligations and current maturities of long-term obligations	$2,377	$1,271
Accounts payable	1,391	1,615
Accrued payroll and employee benefits	809	982
Contract liabilities	1,062	809
Other accrued expenses	1,870	1,470

Total current liabilities	7,509	6,147

Deferred Income Taxes	1,936	2,265
Other Long-term Liabilities	3,133	2,515
Long-term Obligations	16,663	17,719

Shareholders' Equity:
Preferred stock, $100 par value, 50,000 shares authorized; none issued
Common stock, $1 par value, 1,200,000,000 shares authorized; 433,358,204 and 431,566,561 shares issued	433	432
Capital in excess of par value	14,887	14,621
Retained earnings	20,482	18,696
Treasury stock at cost, 32,882,460 and 29,444,882 shares	(4,443)	(3,665)
Accumulated other comprehensive items	(2,630)	(2,498)

Total shareholders' equity	28,729	27,586

Total Liabilities and Shareholders' Equity	$57,970	$56,232

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(In millions except per share amounts)	2019	2018	2019	2018

Revenues
Product revenues	$4,827	$4,708	$9,547	$9,236
Service revenues	1,489	1,370	2,894	2,695

Total revenues	6,316	6,078	12,441	11,931

Costs and Operating Expenses:
Cost of product revenues	2,478	2,390	4,892	4,715
Cost of service revenues	1,015	950	2,019	1,898
Selling, general and administrative expenses	1,565	1,542	3,093	3,057
Research and development expenses	246	242	494	476
Restructuring and other (income) costs, net	(484)	17	(473)	62

Total costs and operating expenses	4,820	5,141	10,025	10,208

Operating Income	1,496	937	2,416	1,723
Other Expense, Net	(103)	(131)	(206)	(283)

Income Before Income Taxes	1,393	806	2,210	1,440
Provision for Income Taxes	(274)	(54)	(276)	(109)

Net Income	$1,119	$752	$1,934	$1,331

Earnings per Share
Basic	$2.80	$1.87	$4.84	$3.31
Diluted	$2.77	$1.85	$4.80	$3.28

Weighted Average Shares
Basic	400	403	400	402
Diluted	403	406	403	406

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(In millions)	2019	2018	2019	2018

Comprehensive Income
Net Income	$1,119	$752	$1,934	$1,331

Other Comprehensive Items:
Currency translation adjustment (net of tax provision (benefit) of ($30), $94, $15 and $47)	(116)	(462)	(131)	(415)
Unrealized gains and losses on hedging instruments:
Reclassification adjustment for losses included in net income (net of tax benefit of $1, $1, $2 and $2)	3	2	5	4
Pension and other postretirement benefit liability adjustments:
Pension and other postretirement benefit liability adjustments arising during the period (net of tax provision (benefit) of ($4), $2, ($4) and $1)	(12)	5	(11)	3
Amortization of net loss included in net periodic pension cost (net of tax benefit of $1, $2, $2 and $3)	4	6	5	8

Total other comprehensive items	(121)	(449)	(132)	(400)

Comprehensive Income	$998	$303	$1,802	$931

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 29,	June 30,
(In millions)	2019	2018

Operating Activities
Net income	$1,934	$1,331

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	275	261
Amortization of acquisition-related intangible assets	851	885
Change in deferred income taxes	(392)	(99)
Gain on sale of business	(505)	—
Non-cash stock-based compensation	96	91
Other non-cash expenses, net	48	63
Changes in assets and liabilities, excluding the effects of acquisitions and disposition:
Accounts receivable	5	(97)
Inventories	(273)	(195)
Other assets	(179)	(296)
Accounts payable	(202)	(20)
Other liabilities	319	(359)
Contributions to retirement plans	(34)	(43)

Net cash provided by operating activities	1,943	1,522

Investing Activities
Acquisitions, net of cash acquired	(1,686)	(59)
Proceeds from sale of business, net of cash divested	1,126	—
Purchase of property, plant and equipment	(421)	(301)
Proceeds from sale of property, plant and equipment	12	3
Other investing activities, net	19	(7)

Net cash used in investing activities	(950)	(364)

Financing Activities
Repayment of debt	(3)	(1,353)
Proceeds from issuance of commercial paper	1,895	2,761
Repayments of commercial paper	(1,855)	(2,655)
Purchases of company common stock	(750)	—
Dividends paid	(144)	(129)
Net proceeds from issuance of company common stock under employee stock plans	122	78
Other financing activities	—	(50)

Net cash used in financing activities	(735)	(1,348)

Exchange Rate Effect on Cash	(61)	(215)

Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	197	(405)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	2,117	1,361

Cash, Cash Equivalents and Restricted Cash at End of Period	$2,314	$956
The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Total Shareholders' Equity
(In millions)	Shares	Amount			Shares	Amount

	Three Months Ended June 29, 2019
Balance at March 30, 2019	433	$433	$14,771	$19,439	33	$(4,441)	$(2,509)	$27,693
Issuance of shares under employees' and directors' stock plans	—	—	64	—	—	(2)	—	62
Stock-based compensation	—	—	52	—	—	—	—	52
Dividends declared ($0.19 per share)	—	—	—	(76)	—	—	—	(76)
Net income	—	—	—	1,119	—	—	—	1,119
Other comprehensive items	—	—	—	—	—	—	(121)	(121)
Balance at June 29, 2019	433	$433	$14,887	$20,482	33	$(4,443)	$(2,630)	$28,729

	Three Months Ended June 30, 2018
Balance at March 31, 2018	429	$429	$14,319	$16,542	27	$(3,125)	$(2,042)	$26,123
Issuance of shares under employees' and directors' stock plans	1	1	41	—	—	(3)	—	39
Stock-based compensation	—	—	48	—	—	—	—	48
Dividends declared ($0.17 per share)	—	—	—	(68)	—	—	—	(68)
Net income	—	—	—	752	—	—	—	752
Other comprehensive items	—	—	—	—	—	—	(449)	(449)
Balance at June 30, 2018	430	$430	$14,408	$17,226	27	$(3,128)	$(2,491)	$26,445

	Six Months Ended June 29, 2019
Balance at December 31, 2018	432	$432	$14,621	$18,696	29	$(3,665)	$(2,498)	$27,586
Cumulative effect of accounting change	—	—	—	4	—	—	—	4
Issuance of shares under employees' and directors' stock plans	1	1	170	—	1	(28)	—	143
Stock-based compensation	—	—	96	—	—	—	—	96
Purchases of company common stock	—	—	—	—	3	(750)	—	(750)
Dividends declared ($0.38 per share)	—	—	—	(152)	—	—	—	(152)
Net income	—	—	—	1,934	—	—	—	1,934
Other comprehensive items	—	—	—	—	—	—	(132)	(132)
Balance at June 29, 2019	433	$433	$14,887	$20,482	33	$(4,443)	$(2,630)	$28,729

	Six Months Ended June 30, 2018
Balance at December 31, 2017	428	$428	$14,177	$15,914	27	$(3,103)	$(2,003)	$25,413
Cumulative effect of accounting changes	—	—	—	118	—	—	(88)	30
Issuance of shares under employees' and directors' stock plans	2	2	113	—	—	(25)	—	90
Stock-based compensation	—	—	91	—	—	—	—	91
Dividends declared ($0.34 per share)	—	—	—	(137)	—	—	—	(137)
Net income	—	—	—	1,331	—	—	—	1,331
Other comprehensive items	—	—	—	—	—	—	(400)	(400)
Other	—	—	27	—	—	—	—	27
Balance at June 30, 2018	430	$430	$14,408	$17,226	27	$(3,128)	$(2,491)	$26,445
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
Interim Financial Statements
The interim consolidated financial statements presented herein have been prepared by the company, are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at June 29, 2019, the results of operations for the three- and six-month periods ended June 29, 2019 and June 30, 2018, and the cash flows for the six-month periods ended June 29, 2019 and June 30, 2018. Interim results are not necessarily indicative of results for a full year.
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
Note 1 to the consolidated financial statements for 2018 describes the significant accounting estimates and policies used in preparation of the consolidated financial statements. Except for the accounting for leases, as noted below, there have been no material changes in the company’s significant accounting policies during the six months ended June 29, 2019.
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
Contract-related Balances
Current contract assets and noncurrent contract assets are included within other current assets and other assets, respectively, in the accompanying balance sheet. Noncurrent contract liabilities are included within other long-term liabilities in the accompanying balance sheet. Contract asset and liability balances are as follows:

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	June 29,	December 31,
(In millions)	2019	2018

Current Contract Assets, Net	$646	$459
Noncurrent Contract Assets, Net	13	15
Current Contract Liabilities	1,062	809
Noncurrent Contract Liabilities	532	355

In the first six months of 2019, the company recognized revenue of $532 million that was included in the contract liabilities balance at December 31, 2018. Contract assets increased in the first six months of 2019 due to the timing of billing. Contract liabilities increased during the first six months of 2019 primarily due to an advance payment from a customer and an acquisition.
Warranty Obligations
The liability for warranties is included in other accrued expenses in the accompanying balance sheet. The changes in the carrying amount of standard product warranty obligations are as follows:

	Six Months Ended
	June 29,	June 30,
(In millions)	2019	2018

Beginning Balance	$92	$87
Provision charged to income	53	58
Usage	(55)	(53)
Adjustments to previously provided warranties, net	(1)	(2)
Currency translation	—	(2)

Ending Balance	$89	$88

Inventories
The components of inventories are as follows:

	June 29,	December 31,
(In millions)	2019	2018

Raw Materials	$923	$812
Work in Process	495	430
Finished Goods	1,791	1,763

Inventories	$3,209	$3,005

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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

requiring a retrospective method. The adoption of this guidance is not expected to have a material impact on the company’s disclosures.
In June 2016, the FASB issued new guidance to require a financial asset measured at amortized cost basis, such as accounts receivable, to be presented at the net amount expected to be collected based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. During 2018 and 2019, the FASB issued additional guidance and clarification. The company expects to adopt the guidance when it is effective in 2020 using a modified retrospective method. The adoption of this guidance is not expected to have a material impact on the company’s consolidated financial statements.
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
Acquisitions have been accounted for using the acquisition method of accounting, and the acquired companies’ results have been included in the accompanying financial statements from their respective dates of acquisition. Acquisition transaction costs are recorded in selling, general and administrative expenses as incurred.
On April 30, 2019, the company acquired, within the Laboratory Products and Services segment, Brammer Bio for approximately $1.67 billion in cash. Brammer Bio is a leading viral vector contract development and manufacturing organization for gene and cell therapies. The acquisition expands the segment's contract manufacturing capabilities. Revenues of Brammer Bio were approximately $140 million in 2018. The purchase price exceeded the fair value of the identifiable net assets and, accordingly, $952 million was allocated to goodwill, $411 million of which is tax deductible.
In addition, in 2019 the company acquired, within the Analytical Instruments segment, a Slovakia-based provider of mass spectrometry software used for identification of compounds, for an aggregate purchase price of $14 million.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The components of the purchase price and net assets acquired for Brammer Bio are as follows:

(In millions)	Brammer Bio

Purchase Price
Cash paid	$1,709
Cash acquired	(36)

$1,673

Net Assets Acquired
Current assets	$52
Property, plant and equipment	148
Definite-lived intangible assets:
Customer relationships	744
Product technology	44
Tradenames	7
Goodwill	952
Other assets	49
Contract liabilities	(110)
Deferred tax liabilities	(105)
Other liabilities assumed	(108)

$1,673

The weighted-average amortization periods for definite-lived intangible assets acquired in 2019 are 14 years for customer relationships, 13 years for product technology and 2 years for tradenames. The weighted average amortization period for all definite-lived intangible assets acquired in 2019 is 14 years.
The preliminary allocation of the purchase price for Brammer Bio was based on estimates of the fair value of the net assets acquired and is subject to adjustment upon finalization of the valuation of the acquired intangible assets and the related deferred taxes. Measurements of these items inherently require significant estimates and assumptions. The company expects to complete the valuation in the third quarter of 2019.
In 2018, the company entered into an agreement to acquire Gatan, Inc., a wholly owned subsidiary of Roper Technologies, Inc. In June 2019, as publicly announced, Roper Technologies and the company agreed to withdraw from the proposed transaction.
Disposition
On June 28, 2019, the company sold its Anatomical Pathology business to PHC Holdings Corporation for $1.13 billion, net of cash divested. The business was part of the Specialty Diagnostics segment. The sale of this business resulted in a pre-tax gain of approximately $505 million, included in restructuring and other (income) costs, net. Revenues in 2019, through the date of sale, and the full year 2018 of the business sold were approximately $115 million and $238 million, respectively, net of retained sales through the company's healthcare market channel business. The assets and liabilities of the Anatomical Pathology business were as follows on December 31, 2018:

(In millions)	December 31, 2018

Current Assets	$81
Long-term Assets	528
Current Liabilities	34
Long-term Liabilities	24

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3.	Revenue
Disaggregated Revenue
Revenue by type is as follows:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(In millions)	2019	2018	2019	2018

Revenues
Consumables	3,268	3,178	$6,498	6,289
Instruments	1,559	1,530	3,049	2,947
Services	1,489	1,370	2,894	2,695

Consolidated revenues	$6,316	$6,078	$12,441	$11,931
Revenue by geographic region is as follows:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(In millions)	2019	2018	2019	2018

Revenues (a)
North America	$3,230	$3,042	$6,289	$5,945
Europe	1,536	1,549	3,055	3,067
Asia-Pacific	1,368	1,294	2,731	2,558
Other regions	182	193	366	361

Consolidated revenues	$6,316	$6,078	$12,441	$11,931

(a)	Revenues are attributed to regions based on customer location.
Each reportable segment earns revenues from consumables, instruments and services in North America, Europe, Asia-Pacific and other regions. See Note 4 for revenue by reportable segment and other geographic data.
Remaining Performance Obligations
The aggregate amount of the transaction price allocated to the remaining performance obligations for all open customer contracts as of June 29, 2019 was $7.07 billion. The company will recognize revenue for these performance obligations as they are satisfied, approximately 70% of which is expected to occur within the next twelve months.

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
Business Segment Information

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(In millions)	2019	2018	2019	2018

Revenues
Life Sciences Solutions	$1,710	$1,569	$3,317	$3,068
Analytical Instruments	1,324	1,311	2,646	2,568
Specialty Diagnostics	943	932	1,900	1,879
Laboratory Products and Services	2,633	2,550	5,146	4,963
Eliminations	(294)	(284)	(568)	(547)

Consolidated revenues	6,316	6,078	12,441	11,931

Segment Income (a)
Life Sciences Solutions	609	522	1,170	1,039
Analytical Instruments	286	291	568	537
Specialty Diagnostics	242	253	484	496
Laboratory Products and Services	345	337	630	617

Subtotal reportable segments (a)	1,482	1,403	2,852	2,689

Cost of revenues charges, net	(5)	(5)	(11)	(8)
Selling, general and administrative charges, net	(36)	(3)	(47)	(11)
Restructuring and other income (costs), net	484	(17)	473	(62)
Amortization of acquisition-related intangible assets	(429)	(441)	(851)	(885)

Consolidated operating income	1,496	937	2,416	1,723
Other expense, net (b)	(103)	(131)	(206)	(283)

Income from continuing operations before income taxes	$1,393	$806	$2,210	$1,440

(a)
Represents operating income before certain charges to cost of revenues and selling, general and administrative expenses; restructuring and other costs/income, net; and amortization of acquisition-related intangibles.

(b)	The company does not allocate other expense, net to its segments.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Geographical Information

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(In millions)	2019	2018	2019	2018

Revenues (c)
United States	$3,103	$2,914	$6,021	$5,670
China	724	648	1,378	1,189
Other	2,489	2,516	5,042	5,072

Consolidated revenues	$6,316	$6,078	$12,441	$11,931

(c)	Revenues are attributed to countries based on customer location.

Note 5.	Other Expense, Net
The components of other expense, net, in the accompanying statement of income are as follows:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(In millions)	2019	2018	2019	2018

Interest Income	$60	$31	$127	$51
Interest Expense	(181)	(170)	(370)	(333)
Other Items, Net	18	8	37	(1)

Other Expense, Net	$(103)	$(131)	$(206)	$(283)

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
The provision for income taxes in the accompanying statement of income differs from the provision calculated by applying the statutory federal income tax rate to income before provision for income taxes due to the following:

	Six Months Ended
	June 29,	June 30,
(In millions)	2019	2018

Statutory Federal Income Tax Rate	21%	21%

Provision for Income Taxes at Statutory Rate	$464	$302

Increases (Decreases) Resulting From:
Foreign rate differential	(184)	(127)
Foreign exchange loss on inter-company debt refinancing	(62)	—
Income tax credits	(137)	(119)
Global intangible low-taxed income	134	81
Foreign-derived intangible income	(24)	(22)
Withholding taxes	31	11
Singapore tax holiday	(13)	(19)
Transition tax and other impacts of U.S. tax reform	(20)	70
Provision for (reversal of) tax reserves, net	43	(49)
Excess tax benefits from stock options and restricted stock units	(50)	(36)
Basis difference on disposal of business	64	—
Other, net	30	17

Provision for income taxes	$276	$109

The company has operations and a taxable presence in approximately 50 countries outside the U.S. Some of these countries have lower tax rates than the U.S. The company’s ability to obtain a benefit from lower tax rates outside the U.S. is dependent on its relative levels of income in countries outside the U.S. and on the statutory tax rates in those countries.
In the first quarter of 2019, the company recorded a $62 million income tax benefit related to a foreign exchange loss for tax purposes on certain intercompany financing arrangements. In the second quarter of 2019, the company recorded a tax provision of $187 million related to the gain on sale of the Anatomical Pathology business. In addition, in the second quarter of 2019, the company implemented foreign tax credit planning in Sweden which resulted in $75 million of foreign tax credits, with no related incremental U.S. income tax expense.
During the first six months of 2019, the company recorded a net tax provision of $1 million to adjust the impacts of U.S. tax reform based on final regulations issued by the U.S. Treasury in January and June 2019. The income tax provision consists of an incremental benefit of $20 million and a $7 million reduction of related unrecognized tax benefits in the first quarter of 2019 and a $28 million charge to increase an unrecognized tax benefit in the second quarter of 2019.
The company has significant activities in Singapore and has received considerable tax incentives. The local taxing authority granted the company pioneer company status which provides an incentive encouraging companies to undertake activities that have the effect of promoting economic or technological development in Singapore. This incentive equates to a tax exemption on earnings associated with most of the company’s manufacturing activities in Singapore and continues through December 31, 2026. In 2019 and 2018, the impact of this tax holiday decreased the annual effective tax rates by 0.6 percentage points and 1.3 percentage points, respectively, and increased diluted earnings per share by approximately $0.03 and $0.05, respectively.
Unrecognized Tax Benefits
As of June 29, 2019, the company had $1.50 billion of unrecognized tax benefits substantially all of which, if recognized, would reduce the effective tax rate.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(In millions)	2019

Balance at Beginning of Year	$1,442
Additions for tax positions of current year	4
Additions for tax positions of prior years	62
Reductions for tax positions of prior years	(12)

Balance at End of Period	$1,496

Note 7.	Earnings per Share

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(In millions except per share amounts)	2019	2018	2019	2018

Net Income	$1,119	$752	$1,934	$1,331

Basic Weighted Average Shares	400	403	400	402
Plus Effect of:
Stock options and restricted units	3	3	3	4

Diluted Weighted Average Shares	403	406	403	406

Basic Earnings per Share	$2.80	$1.87	$4.84	$3.31

Diluted Earnings per Share	$2.77	$1.85	$4.80	$3.28

Antidilutive Stock Options Excluded from Diluted Weighted Average Shares	1	2	1	2

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 8.	Debt and Other Financing Arrangements

	Effective Interest Rate at June 29,	June 29,	December 31,
(Dollars in millions)	2019	2019	2018

Commercial Paper	—%	$737	$693
Floating Rate 2-Year Senior Notes, Due 7/24/2019 (euro-denominated)	0.10%	569	574
6.00% 10-Year Senior Notes, Due 3/1/2020	2.97%	750	750
4.70% 10-Year Senior Notes, Due 5/1/2020	4.23%	300	300
Floating Rate 2-Year Senior Notes, Due 8/7/2020 (euro-denominated)	0.17%	682	688
1.50% 5-Year Senior Notes, Due 12/1/2020 (euro-denominated)	1.62%	483	487
5.00% 10-Year Senior Notes, Due 1/15/2021	3.25%	400	400
4.50% 10-Year Senior Notes, Due 3/1/2021	6.14%	1,000	1,000
3.60% 10-Year Senior Notes, Due 8/15/2021	5.71%	1,100	1,100
3.30% 7-Year Senior Notes, Due 2/15/2022	3.42%	800	800
2.15% 7-Year Senior Notes, Due 7/21/2022 (euro-denominated)	2.28%	569	574
3.15% 10-Year Senior Notes, Due 1/15/2023	3.30%	800	800
3.00% 7-Year Senior Notes, Due 4/15/2023	5.81%	1,000	1,000
4.15% 10-Year Senior Notes, Due 2/1/2024	4.16%	1,000	1,000
0.75% 8-Year Senior Notes, Due 9/12/2024 (euro-denominated)	0.94%	1,137	1,147
2.00% 10-Year Senior Notes, Due 4/15/2025 (euro-denominated)	2.10%	728	734
3.65% 10-Year Senior Notes, Due 12/15/2025	3.77%	350	350
1.40% 8.5-Year Senior Notes, Due 1/23/2026 (euro-denominated)	1.53%	796	802
2.95% 10-Year Senior Notes, Due 9/19/2026	3.19%	1,200	1,200
1.45% 10-Year Senior Notes, Due 3/16/2027 (euro-denominated)	1.66%	569	574
3.20% 10-Year Senior Notes, Due 8/15/2027	3.39%	750	750
1.375% 12-Year Senior Notes, Due 9/12/2028 (euro-denominated)	1.46%	682	688
1.95% 12-Year Senior Notes, Due 7/24/2029 (euro-denominated)	2.08%	796	802
2.875% 20-Year Senior Notes, Due 7/24/2037 (euro-denominated)	2.94%	796	802
5.30% 30-Year Senior Notes, Due 2/1/2044	5.37%	400	400
4.10% 30-Year Senior Notes, Due 8/15/2047	4.23%	750	750
Other		20	21

Total Borrowings at Par Value		19,164	19,186
Fair Value Hedge Accounting Adjustments		(19)	(93)
Unamortized Discount, Net		(31)	(21)
Unamortized Debt Issuance Costs		(74)	(82)

Total Borrowings at Carrying Value		19,040	18,990
Less: Short-term Obligations and Current Maturities		2,377	1,271

Long-term Obligations		$16,663	$17,719

The effective interest rates for the fixed-rate debt include the stated interest on the notes, the accretion of any discount or amortization of any premium, the amortization of any debt issuance costs and, if applicable, adjustments related to hedging.
See Note 12 for fair value information pertaining to the company’s long-term obligations.
Credit Facilities
The company has a revolving credit facility with a bank group that provides for up to $2.50 billion of unsecured multi-currency revolving credit. The facility expires in July 2021. The agreement calls for interest at either a LIBOR-based rate, a EURIBOR-based rate (for funds drawn in euro) or a rate based on the prime lending rate of the agent bank, at the company’s option. The agreement contains affirmative, negative and financial covenants, and events of default customary for facilities of

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

this type. The covenants in our revolving credit facility (the Facility) include a Consolidated Leverage Ratio (total debt-to-Consolidated EBITDA) and a Consolidated Interest Coverage Ratio (Consolidated EBITDA to Consolidated Interest Expense), as such terms are defined in the Facility. Specifically, the company has agreed that, so long as any lender has any commitment under the Facility, any letter of credit is outstanding under the Facility, or any loan or other obligation is outstanding under the Facility, it will maintain a maximum Consolidated Leverage Ratio of 3.5:1.0. The company has also agreed that so long as any lender has any commitment under the Facility or any letter of credit is outstanding under the Facility, or any loan or other obligation is outstanding under the Facility, it will maintain a minimum Consolidated Interest Coverage Ratio of 3.0:1.0 as of the last day of any fiscal quarter. As of June 29, 2019, no borrowings were outstanding under the Facility, although available capacity was reduced by approximately $86 million as a result of outstanding letters of credit.
Commercial Paper Programs
The company has commercial paper programs pursuant to which it may issue and sell unsecured, short-term promissory notes (CP Notes). Under the U.S. program, a) maturities may not exceed 397 days from the date of issue and b) the CP Notes are issued on a private placement basis under customary terms in the commercial paper market and are not redeemable prior to maturity nor subject to voluntary prepayment. Under the euro program, maturities may not exceed 183 days and may be denominated in euro, U.S. dollars, Japanese yen, British pounds sterling, Swiss franc, Canadian dollars or other currencies. Under both programs, the CP Notes are issued at a discount from par (or premium to par, in the case of negative interest rates), or, alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. As of June 29, 2019, outstanding borrowings under these programs were $737 million with a weighted average remaining period to maturity of 46 days and are classified as short-term obligations in the accompanying balance sheet.
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
Interest Rate Swap Arrangements and related Cross-currency Interest Rate Swap Arrangements
The company has entered into LIBOR-based interest rate swap arrangements with various banks on several of its outstanding senior notes. The aggregate amounts of the swaps are equal to the principal amounts of the notes and the payment dates of the swaps coincide with the interest payment dates of the notes. The swap contracts provide for the company to pay a variable interest rate and receive a fixed rate. The variable interest rates reset monthly. The swaps have been accounted for as fair value hedges of the notes. See Note 12 for additional information on the interest rate swap arrangements and related cross-currency interest rate swap arrangements. The following table summarizes the outstanding interest rate swap arrangements on the company's senior notes at June 29, 2019:

	Aggregate Notional Amount		Pay Rate as of
(Dollars in millions)		Pay Rate	June 29, 2019	Receive Rate

4.50% Senior Notes due 2021 (a)	1,000	1-month LIBOR + 3.4420%	5.8820%	4.50%
3.60% Senior Notes due 2021	1,100	1-month LIBOR + 2.5150%	4.9093%	3.60%
3.00% Senior Notes due 2023 (a)	1,000	1-month LIBOR + 1.7640%	4.1583%	3.00%

(a)
The payments on $1.8 billion notional value of these interest rate swaps are offset in part by cross-currency interest rate swaps which effectively reduced the pay rate as of June 29, 2019 from a weighted average of 4.86% to a weighted average of 1.86%.

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
The company has guaranteed the residual value of three leased operating facilities with initial lease terms ending in 2019, 2020 and 2023. The company has agreed with the lessor to comply with certain financial covenants consistent with its other debt arrangements (Note 8). The aggregate maximum guarantee under these three lease arrangements is $147 million. Operating lease ROU assets and lease liabilities for these lease arrangements are recorded on the consolidated balance sheet as of June 29, 2019, but exclude any amounts for residual value guarantees.
As a lessee, the consolidated statement of income includes pre-tax operating lease costs of $50 million and $98 million and pre-tax variable lease costs of $17 million and $26 million for the three and six months ended June 29, 2019, respectively. Lease costs arising from finance leases, short-term leases, and sublease income are not material.
Cash used in operating activities for payments of amounts included in the measurement of operating lease liabilities was $97 million in the six months ended June 29, 2019. Operating lease ROU assets of $36 million were obtained in exchange for new operating lease liabilities in the six months ended June 29, 2019.
The weighted-average remaining operating lease term was 6.2 years and the weighted average discount rate was 4.0% as of June 29, 2019.
ROU assets of $633 million as of June 29, 2019, are classified in other assets in the consolidated balance sheet. Operating lease liabilities of $157 million and $517 million as of June 29, 2019, are classified in other accrued expenses and other long-term liabilities, respectively, in the consolidated balance sheet.
As of June 29, 2019, future payments of operating lease liabilities are as follows:

(In millions)

Remainder of 2019	$96
2020	171
2021	128
2022	96
2023	68
2024	49
2025 and Thereafter	159

Total Lease Payments	767
Less: Imputed Interest	93

Total Operating Lease Liability	$674

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
Environmental Matters
The company is currently involved in various stages of investigation and remediation related to environmental matters. The company cannot predict all potential costs related to environmental remediation matters and the possible impact on future operations given the uncertainties regarding the extent of the required cleanup, the complexity and interpretation of applicable laws and regulations, the varying costs of alternative cleanup methods and the extent of the company’s responsibility. Expenses for environmental remediation matters related to the costs of installing, operating and maintaining groundwater-treatment systems and other remedial activities related to historical environmental contamination at the company’s domestic and international facilities were not material in any period presented. The company records accruals for environmental remediation liabilities, based on current interpretations of environmental laws and regulations, when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. The company calculates estimates based upon several factors, including reports prepared by environmental specialists and management’s knowledge of and experience with these environmental matters. The company includes in these estimates potential costs for investigation, remediation and operation and maintenance of cleanup sites. At June 29, 2019, the company’s total environmental liability was approximately $65 million. While management believes the accruals for environmental remediation are adequate based on current estimates of remediation costs, the company may be subject to additional remedial or compliance costs due to future events such as changes in existing laws and regulations, changes in agency direction or enforcement policies, developments in remediation technologies or changes in the conduct of the company’s operations, which could have a material adverse effect on the company’s financial position, results of operations or cash flows.
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
Changes in each component of accumulated other comprehensive items, net of tax are as follows:

(In millions)	Currency Translation Adjustment	Unrealized Losses on Hedging Instruments	Pension and Other Postretirement Benefit Liability Adjustment	Total

Balance at December 31, 2018	$(2,243)	$(52)	$(203)	$(2,498)
Other comprehensive items before reclassifications	(131)	—	(11)	(142)
Amounts reclassified from accumulated other comprehensive items	—	5	5	10

Net other comprehensive items	(131)	5	(6)	(132)

Balance at June 29, 2019	$(2,374)	$(47)	$(209)	$(2,630)

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 12.	Fair Value Measurements and Fair Value of Financial Instruments
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
The following tables present information about the company’s financial assets and liabilities measured at fair value on a recurring basis as of June 29, 2019 and December 31, 2018:

	June 29,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2019	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents	$1,117	$1,117	$—	$—
Investments in common stock, mutual funds and other similar instruments	20	20	—	—
Warrants	6	—	6	—
Insurance contracts	123	—	123	—
Derivative contracts	42	—	42	—

Total Assets	$1,308	$1,137	$171	$—

Liabilities
Derivative contracts	$66	$—	$66	$—
Contingent consideration	58	—	—	58

Total Liabilities	$124	$—	$66	$58

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2018	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents	$769	$769	$—	$—
Bank time deposits	2	2	—	—
Investments in mutual funds and other similar instruments	10	10	—	—
Warrants	8	—	8	—
Insurance contracts	113	—	113	—
Derivative contracts	31	—	31	—

Total Assets	$933	$781	$152	$—

Liabilities
Derivative contracts	$145	$—	$145	$—
Contingent consideration	37	—	—	37

Total Liabilities	$182	$—	$145	$37

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

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(In millions)	2019	2018	2019	2018

Contingent Consideration
Beginning Balance	$37	$41	$37	$35
Acquisitions (including assumed balances)	24	—	24	11
Payments	—	—	—	(5)
Change in fair value included in earnings	(3)	(1)	(3)	(1)

Ending Balance	$58	$40	$58	$40
Derivative Contracts
The following table provides the aggregate notional value of outstanding derivative contracts.

	June 29,	December 31,
(In millions)	2019	2018

Notional Amount
Interest rate swaps (described in Note 8)	$3,100	$3,100
Cross-currency interest rate swaps - designated as net investment hedges	1,800	1,500
Currency exchange contracts	3,642	3,424

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

	Fair Value – Assets		Fair Value – Liabilities
	June 29,	December 31,	June 29,	December 31,
(In millions)	2019	2018	2019	2018

Derivatives Designated as Hedging Instruments
Interest rate swaps (a)	$—	$—	$46	$129
Cross-currency interest rate swaps (b)	36	28	—	—
Derivatives Not Designated as Hedging Instruments
Currency exchange contracts (c)	6	3	20	16

Total Derivatives	$42	$31	$66	$145

(a)	The fair value of the interest rate swaps is included in the consolidated balance sheet under the caption other long-term liabilities.

(b)	The fair value of the cross-currency interest rate swaps is included in the consolidated balance sheet under the caption other assets.

(c)	The fair value of the currency exchange contracts is included in the consolidated balance sheet under the captions other current assets or other accrued expenses.
The following amounts related to cumulative basis adjustments for fair value hedges were included in the consolidated balance sheet under the caption long-term obligations:

	Carrying Amount of the Hedged Liability		Cumulative Amount of Fair Value Hedging Adjustment - Increase (Decrease) Included in Carrying Amount of Liability (d)
	June 29,	December 31,	June 29,	December 31,
(In millions)	2019	2018	2019	2018

Long-term Obligations	$3,368	$3,291	$(19)	$(93)

(d)	Includes increases in the carrying amount of $24 million and $30 million at June 29, 2019 and December 31, 2018, respectively, on discontinued hedging relationships.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Gain (Loss) Recognized
	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(In millions)	2019	2018	2019	2018

Fair Value Hedging Relationships
Interest rate swaps
Hedged long-term obligations - included in other expense, net	$(53)	$10	$(81)	$52
Derivatives designated as hedging instruments - included in other expense, net	54	(11)	83	(49)
Derivatives Designated as Cash Flow Hedges
Interest rate swaps
Amount reclassified from accumulated other comprehensive items to other expense, net	(4)	(3)	(7)	(6)
Derivatives Designated as Net Investment Hedges
Foreign currency-denominated debt
Included in currency translation adjustment within other comprehensive items	(97)	400	59	200
Cross-currency interest rate swaps
Included in currency translation adjustment within other comprehensive items	(30)	3	7	3
Included in other expense, net	14	3	28	3
Derivatives Not Designated as Hedging Instruments
Currency exchange contracts
Included in cost of product revenues	(3)	2	(1)	—
Included in other expense, net	(11)	35	6	27

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
Fair Value of Other Financial Instruments
The carrying value and fair value of the company’s notes receivable and debt obligations are as follows:

	June 29, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
(In millions)	Value	Value	Value	Value

Debt Obligations:
Senior notes	$18,283	$19,313	$18,276	$18,322
Commercial paper	737	737	693	693
Other	20	20	21	21

	$19,040	$20,070	$18,990	$19,036

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The fair value of debt obligations was determined based on quoted market prices and on borrowing rates available to the company at the respective period ends which represent level 2 measurements.

Note 13.	Supplemental Cash Flow Information

	Six Months Ended
	June 29,	June 30,
(In millions)	2019	2018

Non-cash Investing and Financing Activities
Declared but unpaid dividends	$78	$70
Issuance of stock upon vesting of restricted stock units	76	66

Cash, cash equivalents and restricted cash is included in the consolidated balance sheet as follows:

	June 29,	December 31,
(In millions)	2019	2018

Cash and Cash Equivalents	$2,288	$2,103
Restricted Cash Included in Other Current Assets	24	12
Restricted Cash Included in Other Assets	2	2

Cash, Cash Equivalents and Restricted Cash	$2,314	$2,117

Amounts included in restricted cash represent funds held as collateral for bank guarantees and incoming cash in China awaiting government administrative clearance.

Note 14.	Restructuring and Other Costs (Income), Net
Restructuring and other costs (income), net, in the first six months of 2019 primarily included the gain on the sale of the company's Anatomical Pathology business, and, to a lesser extent, transaction/integration costs related to acquisitions and a divestiture; sales of inventories revalued at the date of acquisition; and continuing charges for headcount reductions and facility consolidations in an effort to streamline operations, including the closure and consolidation of operations within several facilities in the U.S. and Europe. In the first six months of 2019, severance actions associated with facility consolidations and cost reduction measures affected less than 1% of the company’s workforce.
As of August 2, 2019, the company has identified restructuring actions that will result in additional charges of approximately $75 million, primarily in 2019 and 2020, and expects to identify additional actions during 2019 which will be recorded when specified criteria are met, such as communication of benefit arrangements or when the costs have been incurred.
During the second quarter of 2019, the company recorded net restructuring and other costs (income) by segment as follows:

(In millions)	Cost of Revenues	Selling, General and Administrative Expenses	Restructuring and Other Costs (Income), Net	Total

Life Sciences Solutions	$5	$—	$8	$13
Analytical Instruments	—	18	5	23
Specialty Diagnostics	—	—	(504)	(504)
Laboratory Products and Services	—	18	6	24
Corporate	—	—	1	1

	$5	$36	$(484)	$(443)

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

During the first six months of 2019, the company recorded net restructuring and other costs (income) by segment as follows:

(In millions)	Cost of Revenues	Selling, General and Administrative Expenses	Restructuring and Other Costs (Income), Net	Total

Life Sciences Solutions	$11	$—	$11	$22
Analytical Instruments	—	24	9	33
Specialty Diagnostics	—	4	(503)	(499)
Laboratory Products and Services	—	19	8	27
Corporate	—	—	2	2

	$11	$47	$(473)	$(415)

The principal components of net restructuring and other costs (income) by segment are as follows:
Life Sciences Solutions
In the first six months of 2019, the Life Sciences Solutions segment recorded $22 million of net restructuring and other costs, principally charges to cost of revenues of $11 million for the sales of inventory revalued at the date of acquisition. The segment also recorded $11 million of restructuring and other charges for the impairment of acquired technology in development, and severance and other costs associated with facility consolidations in the U.S. and Europe.
Analytical Instruments
In the first six months of 2019, the Analytical Instruments segment recorded $33 million of net restructuring and other charges, including $24 million of charges to selling, general, and administrative expense, principally transaction costs related to the acquisition of Gatan, subsequently terminated. The segment also recorded $9 million of restructuring and other costs, primarily for employee severance and other costs associated with facility consolidations in the U.S. and Europe.
Specialty Diagnostics
In the first six months of 2019, the Specialty Diagnostics segment recorded $499 million of net restructuring and other income, primarily a gain on the divestiture of its Anatomical Pathology business (see Note 2). The segment also recorded $4 million of charges to selling, general, and administrative expense for transaction costs in connection with the sale of the Anatomical Pathology business.
Laboratory Products and Services
In the first six months of 2019, the Laboratory Products and Services segment recorded $27 million of net restructuring and other charges. The segment recorded $19 million of charges to selling, general, and administrative expense, principally transaction costs related to the acquisition of Brammer Bio. The segment also recorded $8 million of restructuring and other costs, primarily for employee severance at businesses streamlining operations and employee compensation due at Brammer Bio on the date of acquisition.
Corporate
In the first six months of 2019, the company recorded $2 million of net restructuring and other costs for severance at its corporate operations.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table summarizes the cash components of the company’s restructuring plans. The non-cash components and other amounts reported as restructuring and other costs (income), net, in the accompanying statement of income have been summarized in the notes to the tables. Accrued restructuring costs are included in other accrued expenses in the accompanying balance sheet.

(In millions)	Severance	Abandonment of Excess Facilities	Other (a)	Total

Balance at December 31, 2018	$34	$42	$4	$80
Cumulative effect of accounting change (b)	—	(28)	—	(28)
Costs incurred in 2019 (d)	13	3	7	23
Reserves reversed (c)	(1)	(1)	—	(2)
Payments	(20)	(7)	(7)	(34)

Balance at June 29, 2019	$26	$9	$4	$39

(a)
Other includes relocation and moving expenses associated with facility consolidations, as well as employee retention costs which are accrued ratably over the period through which employees must work to qualify for a payment.

(b)	Impact of adopting new lease accounting guidance on January 1, 2019.

(c)	Represents reductions in cost of plans.

(d)
Excludes $505 million gain on the sale of the company's Anatomical Pathology business; $6 million of impairment of acquired in-process research and development; $3 million of compensation due to employees on the date of acquisition; and $2 million of other non-cash charges, net.

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
Recent Acquisitions and Divestiture
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
On April 30, 2019, the company acquired, within the Laboratory Products and Services segment, Brammer Bio for approximately $1.7 billion in cash. Brammer Bio is a leading viral vector contract development and manufacturing organization for gene and cell therapies. The acquisition expands the segment's contract manufacturing capabilities. Revenues of Brammer Bio were approximately $140 million in 2018.
On June 28, 2019, the company sold its Anatomical Pathology business to PHC Holdings Corporation for $1.13 billion, net of cash divested. The business was part of the Specialty Diagnostics segment. The sale of this business resulted in a pre-tax gain of approximately $505 million, included in restructuring and other (income) costs, net. Revenues in 2019, through the date of sale, and the full year 2018 of the business sold were approximately $115 million and $238 million, respectively, net of retained sales through the company's healthcare market channel business.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Overview of Results of Operations and Liquidity

	Three Months Ended				Six Months Ended
	June 29,		June 30,		June 29,		June 30,
(Dollars in millions)	2019		2018		2019		2018

Revenues
Life Sciences Solutions	$1,710	27.1%	$1,569	25.8%	$3,317	26.7%	$3,068	25.7%
Analytical Instruments	1,324	21.0%	1,311	21.6%	2,646	21.3%	2,568	21.5%
Specialty Diagnostics	943	14.9%	932	15.3%	1,900	15.3%	1,879	15.7%
Laboratory Products and Services	2,633	41.7%	2,550	42.0%	5,146	41.4%	4,963	41.6%
Eliminations	(294)	(4.7)%	(284)	(4.7)%	(568)	(4.7)%	(547)	(4.5)%

	$6,316	100%	$6,078	100%	$12,441	100%	$11,931	100%
Sales in the second quarter of 2019 were $6.32 billion, an increase of $238 million from 2018. Sales increased $54 million due to acquisitions. The unfavorable effects of currency translation resulted in a decrease in revenues of $132 million in the second quarter of 2019. Aside from the effects of acquisitions and currency translation, revenues increased $316 million (5%) primarily due to increased demand in the quarter compared to the 2018 quarter. Sales to customers in each of the company's primary end markets grew except for sales to academic and government customers which were flat. Sales to customers in the biotech and pharmaceutical industry were particularly strong. Sales growth was strong in Asia and North America and moderate in Europe.
In the second quarter of 2019, total company operating income and operating income margin were $1.50 billion and 23.7%, respectively, compared with $0.94 billion and 15.4%, respectively, in 2018. The increase in operating income was primarily due to the gain on the sale of the Anatomical Pathology business and, to a lesser extent, profit on higher sales and productivity improvements, net of inflationary cost increases. These increases were offset in part by strategic growth investments, unfavorable foreign currency exchange and unfavorable sales mix. The company’s references to strategic growth investments generally refer to targeted spending for enhancing commercial capabilities, including expansion of geographic sales reach and e-commerce platforms, marketing initiatives, expanded service and operational infrastructure, focused research projects and other expenditures to enhance the customer experience. The company’s references throughout this discussion to productivity improvements generally refer to improved cost efficiencies from its Practical Process Improvement (PPI) business system, reduced costs resulting from global sourcing initiatives, a lower cost structure following restructuring actions, including headcount reductions and consolidation of facilities, and low cost region manufacturing.
The company's effective tax rate was 19.7% for the second quarter of 2019. The second quarter 2019 provision for income taxes includes $187 million related to the gain on the sale of the Anatomical Pathology business and a tax provision of $28 million to adjust the impacts of U.S. tax reform based on final regulations issued by the U.S. Treasury in June 2019. In addition, in the second quarter of 2019, the company implemented foreign tax credit planning in Sweden which resulted in $75 million of foreign tax credits, with no related incremental U.S. income tax expense. The company expects its effective tax rate for all of 2019 will be between 8% and 11% based on currently forecasted rates of profitability in the countries in which the company conducts business and expected generation of foreign tax credits. Due primarily to the non-deductibility of intangible asset amortization for tax purposes, the company’s cash payments for income taxes are higher than its income tax expense for financial reporting purposes and are expected to total $725 to $775 million in 2019. The company's effective tax rate was 6.5% for the second quarter of 2018.
Net income increased to $1.12 billion in the second quarter of 2019 from $752 million in the second quarter of 2018, primarily due to the increase in operating income in the 2019 period (discussed above) offset in part by the increase in income taxes (discussed above).
During the first six months of 2019, the company’s cash flow from operations totaled $1.94 billion compared with $1.52 billion for 2018. The increase primarily resulted from lower investment in working capital in 2019.
As of June 29, 2019, the company’s short-term debt totaled $2.38 billion including $1.63 billion of senior notes due within the next twelve months and $0.74 billion of commercial paper obligations. The company has a revolving credit facility with a bank group that provides up to $2.50 billion of unsecured multi-currency revolving credit. If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of June 29, 2019, no borrowings were outstanding under the

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Overview of Results of Operations and Liquidity (continued)

company’s revolving credit facility, although available capacity was reduced by approximately $86 million as a result of outstanding letters of credit.
The company believes that its existing cash and cash equivalents of $2.29 billion as of June 29, 2019 and its future cash flow from operations together with available borrowing capacity under its revolving credit agreement will be sufficient to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months.
Critical Accounting Policies and Estimates
The company’s discussion and analysis of its financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent liabilities. On an on-going basis, management evaluates its estimates, including those related to intangible assets and goodwill, income taxes, contingencies and litigation, and pension costs. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management bases its estimates on historical experience, current market and economic conditions and other assumptions that management believes are reasonable. The results of these estimates form the basis for judgments about the carrying value of assets and liabilities where the values are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements of the company’s Form 10-K for 2018, describe the significant accounting estimates and policies used in preparation of the consolidated financial statements. While there have been no significant changes in the company's critical accounting policies during the first six months of 2019, as described in Note 1, the company changed the manner in which it accounts for leases under guidance that became effective January 1, 2019.
Results of Operations
Second Quarter 2019 Compared With Second Quarter 2018

	Three Months Ended
(In millions)	June 29, 2019	June 30, 2018	Total Change	Currency Translation	Acquisitions	Operations

Revenues
Life Sciences Solutions	$1,710	$1,569	$141	$(39)	$28	$152
Analytical Instruments	1,324	1,311	13	(28)	—	41
Specialty Diagnostics	943	932	11	(20)	—	31
Laboratory Products and Services	2,633	2,550	83	(48)	26	105
Eliminations	(294)	(284)	(10)	3	—	(13)

Consolidated Revenues	$6,316	$6,078	$238	$(132)	$54	$316
Sales in the second quarter of 2019 were $6.32 billion, an increase of $238 million from the second quarter of 2018. Sales increased $54 million due to acquisitions. The unfavorable effects of currency translation resulted in a decrease in revenues of $132 million in 2019. Aside from the effects of acquisitions/divestitures and currency translation, revenues increased $316 million (5%) primarily due to increased demand in the quarter compared to the 2018 quarter. Sales to customers in each of the company's primary end markets grew except for sales to academic and government customers which were flat. Sales to customers in the biotech and pharmaceutical industry were particularly strong. Sales growth was strong in Asia and North America and moderate in Europe.
In the second quarter of 2019, total company operating income and operating income margin were $1.50 billion and 23.7%, respectively, compared with $0.94 billion and 15.4%, respectively, in 2018. The increase in operating income was primarily due to the gain on the sale of the Anatomical Pathology business and, to a lesser extent, profit on higher sales and productivity improvements, net of inflationary cost increases. These increases were offset in part by strategic growth investments, unfavorable foreign currency exchange and unfavorable sales mix.
In the second quarter of 2019, the company recorded restructuring and other income, net, of $443 million, including $505 million of gain on the sale of the Anatomical Pathology business (see Note 2). The company recorded $5 million of charges to

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

cost of revenues primarily for the sale of inventories revalued at the date of acquisition. The company also recorded $36 million of charges to selling, general and administrative expenses, principally transaction costs related to acquisitions. In addition, the company recorded $11 million of cash restructuring charges, primarily for employee severance and abandoned facilities costs associated with the closure and consolidation of facilities in the U.S. and Europe. The company also recorded $6 million of charges for the impairment of acquired technology in development. See Note 14 for restructuring charges expected in future periods.
In the second quarter of 2018, the company recorded restructuring and other costs, net, of $25 million, including $5 million of charges to cost of revenues primarily for the sale of inventories revalued at the date of acquisition. The company recorded $3 million of charges to selling, general and administrative expenses, primarily transaction/integration costs related to the acquisition of Patheon. The company recorded $16 million of cash restructuring costs, including severance and abandoned facilities costs associated with the closure and consolidation of facilities in the U.S. and Europe. The company also recorded $1 million of other charges, net, principally for hurricane response costs.
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

	Three Months Ended
	June 29,	June 30,
(Dollars in millions)	2019	2018	Change

Revenues
Life Sciences Solutions	$1,710	$1,569	9%
Analytical Instruments	1,324	1,311	1%
Specialty Diagnostics	943	932	1%
Laboratory Products and Services	2,633	2,550	3%
Eliminations	(294)	(284)	4%

Consolidated Revenues	$6,316	$6,078	4%

Segment Income
Life Sciences Solutions	$609	$522	17%
Analytical Instruments	286	291	(2)%
Specialty Diagnostics	242	253	(4)%
Laboratory Products and Services	345	337	2%

Subtotal Reportable Segments	1,482	1,403	6%

Cost of Revenues Charges, Net	(5)	(5)
Selling, General and Administrative Charges, Net	(36)	(3)
Restructuring and Other (Income) Costs, Net	484	(17)
Amortization of Acquisition-related Intangible Assets	(429)	(441)

Consolidated Operating Income	$1,496	$937	60%

Reportable Segments Operating Income Margin	23.5%	23.1%

Consolidated Operating Income Margin	23.7%	15.4%

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

Income from the company’s reportable segments increased 6% to $1.48 billion in the second quarter of 2019 due primarily to profit on higher sales and, to a lesser extent, productivity improvements, net of inflationary cost increases, offset in part by strategic growth investments, unfavorable foreign currency exchange and unfavorable sales mix.
Life Sciences Solutions

	Three Months Ended
	June 29,	June 30,
(Dollars in millions)	2019	2018	Change

Revenues	$1,710	$1,569	9%

Operating Income Margin	35.6%	33.3%	2.3 pt
Sales in the Life Sciences Solutions segment increased $141 million to $1.71 billion in the second quarter of 2019. Sales increased $152 million (10%) due to higher revenues at existing businesses and $28 million due to an acquisition. The unfavorable effects of currency translation resulted in a decrease in revenues of $39 million. The increase in revenue at existing businesses was primarily due to increased demand in each of the segment's principal businesses with particular strength in sales of bioproduction and biosciences products.
Operating income margin was 35.6% in the second quarter of 2019 compared to 33.3% in the second quarter of 2018. The increase resulted primarily from profit on higher sales and, to a lesser extent, productivity improvements, net of inflationary cost increases, offset in part by strategic growth investments and, to a lesser extent, unfavorable sales mix and unfavorable foreign currency exchange.
Analytical Instruments

	Three Months Ended
	June 29,	June 30,
(Dollars in millions)	2019	2018	Change

Revenues	$1,324	$1,311	1%

Operating Income Margin	21.6%	22.2%	-0.6 pt
Sales in the Analytical Instruments segment increased $13 million to $1.32 billion in the second quarter of 2019. Sales increased $41 million (3%) due to higher revenues at existing businesses. The unfavorable effects of currency translation resulted in a decrease in revenues of $28 million. The increase in revenue at existing businesses was due to increased demand for chromatography and mass spectrometry products as well as chemical analysis products.
Operating income margin was 21.6% in the second quarter of 2019 compared to 22.2% in the second quarter of 2018. The decrease resulted primarily from unfavorable sales mix, strategic growth investments and, to a lesser extent, unfavorable foreign currency exchange, offset in part by profit on higher sales and, to a lesser extent, productivity improvements, net of inflationary cost increases.
Specialty Diagnostics

	Three Months Ended
	June 29,	June 30,
(Dollars in millions)	2019	2018	Change

Revenues	$943	$932	1%

Operating Income Margin	25.7%	27.2%	-1.5 pt
Sales in the Specialty Diagnostics segment increased $11 million to $943 million in the second quarter of 2019. Sales increased $31 million (3%) due to higher revenues at existing businesses. The unfavorable effects of currency translation resulted in a decrease in revenues of $20 million. The increase in revenue at existing businesses was due to higher demand for

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

products sold through the segment's healthcare market channel business and for clinical diagnostic products and immunodiagnostic products. These increases were offset in part by lower sales in the Anatomical Pathology business, which the company sold at the end of the quarter.
Operating income margin was 25.7% in the second quarter of 2019 and 27.2% in the second quarter of 2018. The decrease was primarily due to weaker performance at the segment's former Anatomical Pathology business as well as strategic growth investments and unfavorable sales mix, offset in part by productivity improvements, net of inflationary cost increases, and profit on higher sales.
Laboratory Products and Services

	Three Months Ended
	June 29,	June 30,
(Dollars in millions)	2019	2018	Change

Revenues	$2,633	$2,550	3%

Operating Income Margin	13.1%	13.2%	-0.1 pt
Sales in the Laboratory Products and Services segment increased $83 million to $2.63 billion in the second quarter of 2019. Sales increased $105 million (4%) due to higher revenues at existing businesses and $26 million due to an acquisition. The unfavorable effects of currency translation resulted in a decrease in revenues of $48 million. The increase in revenue at existing businesses was primarily due to increased demand for service offerings of the segment's pharma services business and products sold through its research and safety market channel business.
Operating income margin was 13.1% in the second quarter of 2019 and 13.2% in the second quarter of 2018. The decrease was primarily due to strategic growth investments and unfavorable sales mix offset in part by productivity improvements, net of inflationary cost increases, and profit on higher sales.
Other Expense, Net
The company reported other expense, net, of $103 million and $131 million in the second quarter of 2019 and 2018, respectively (Note 5). An increase in interest income of $29 million in 2019 was offset in part by an increase in interest expense of $11 million.
Provision for Income Taxes
The company's effective tax rate was 19.7% for the second quarter of 2019. The second quarter 2019 provision for income taxes includes $187 million related to the gain on the sale of the Anatomical Pathology business and a tax provision of $28 million to adjust the impacts of U.S. tax reform based on final regulations issued by the U.S. Treasury in June 2019. In addition, in the second quarter of 2019, the company implemented foreign tax credit planning in Sweden which resulted in $75 million of foreign tax credits, with no related incremental U.S. income tax expense. The company expects its effective tax rate for all of 2019 will be between 8% and 11% based on currently forecasted rates of profitability in the countries in which the company conducts business and expected generation of foreign tax credits. Due primarily to the non-deductibility of intangible asset amortization for tax purposes, the company’s cash payments for income taxes are higher than its income tax expense for financial reporting purposes and are expected to total $725 to $775 million in 2019. The company's effective tax rate was 6.5% for the second quarter of 2018.
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

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

First Six Months of 2019 Compared With First Six Months of 2018

	Six Months Ended
(In millions)	June 29, 2019	June 30, 2018	Total Change	Currency Translation	Acquisitions	Operations

Revenues
Life Sciences Solutions	$3,317	$3,068	$249	$(87)	$59	$277
Analytical Instruments	2,646	2,568	78	(66)	—	144
Specialty Diagnostics	1,900	1,879	21	(47)	—	68
Laboratory Products and Services	5,146	4,963	183	(120)	26	277
Eliminations	(568)	(547)	(21)	8	—	(29)

Consolidated Revenues	$12,441	$11,931	$510	$(312)	$85	$737
Sales in the first six months of 2019 were $12.44 billion, an increase of $510 million from the first six months of 2018. Sales increased $85 million due to acquisitions. The unfavorable effects of currency translation resulted in a decrease in revenues of $312 million in 2019. Aside from the effects of currency translation and acquisitions, revenues increased $737 million (6%) primarily due to increased demand. Sales to customers in each of the company's primary end markets grew with particular strength in sales to customers in the biotech and pharmaceutical industry. Sales growth was strong in each of the company's primary geographic areas, particularly Asia.
In the first six months of 2019, total company operating income and operating income margin were $2.42 billion and 19.4%, respectively, compared with $1.72 billion and 14.4%, respectively, in the first six months of 2018. The increase in operating income was primarily due to the gain on the sale of the Anatomical Pathology business, profit on higher sales and, to a lesser extent, productivity improvements, net of inflationary cost increases. These increases were offset in part by strategic growth investments, unfavorable foreign currency exchange and unfavorable sales mix.
In the first six months of 2019, the company recorded restructuring and other income, net, of $415 million, including $505 million of gain on the sale of the Anatomical Pathology business (see Note 2). The company also recorded $11 million of charges to cost of revenues primarily for the sale of inventories revalued at the date of acquisition, and $47 million of net charges to selling, general and administrative expenses, principally transaction costs related to acquisitions and a divestiture. In addition, the company recorded $21 million of cash restructuring charges, net, primarily for employee severance and abandoned facilities costs associated with the closure and consolidation of facilities in the U.S. and Europe (see Note 14).
In the first six months of 2018, the company recorded restructuring and other costs, net, of $81 million, including $8 million of charges to cost of revenues primarily for the sale of inventories revalued at the date of acquisition. The company recorded $11 million of charges to selling, general and administrative expenses, primarily for transaction and integration costs associated with recent acquisitions and changes in estimates of acquisition contingent consideration. In addition, the company recorded $51 million of cash restructuring costs in its continuing effort to streamline operations, including severance at several businesses and abandoned facility expenses at businesses that have been or are being consolidated in the U.S., Europe and Asia. The company also recorded $11 million of other costs, net, principally charges for litigation-related matters, and hurricane response costs.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

Segment Results

	Six Months Ended
	June 29,	June 30,
(Dollars in millions)	2019	2018	Change

Revenues
Life Sciences Solutions	$3,317	$3,068	8%
Analytical Instruments	2,646	2,568	3%
Specialty Diagnostics	1,900	1,879	1%
Laboratory Products and Services	5,146	4,963	4%
Eliminations	(568)	(547)	4%

Consolidated Revenues	$12,441	$11,931	4%

Segment Income
Life Sciences Solutions	$1,170	$1,039	13%
Analytical Instruments	568	537	6%
Specialty Diagnostics	484	496	(2)%
Laboratory Products and Services	630	617	2%

Subtotal Reportable Segments	2,852	2,689	6%

Cost of Revenues Charges	(11)	(8)
Selling, General and Administrative Charges, Net	(47)	(11)
Restructuring and Other Income (Costs), Net	473	(62)
Amortization of Acquisition-related Intangible Assets	(851)	(885)

Consolidated Operating Income	$2,416	$1,723	40%

Reportable Segments Operating Income Margin	22.9%	22.5%

Consolidated Operating Income Margin	19.4%	14.4%
Income from the company’s reportable segments increased 6% to $2.85 billion in the first six months of 2019 due primarily to profit on higher sales and, to a lesser extent, productivity improvements, net of inflationary cost increases, offset in part by strategic growth investments, unfavorable foreign currency exchange and unfavorable sales mix.
Life Sciences Solutions

	Six Months Ended
	June 29,	June 30,
(Dollars in millions)	2019	2018	Change

Revenues	$3,317	$3,068	8%

Operating Income Margin	35.3%	33.9%	1.4 pt
Sales in the Life Sciences Solutions segment increased $249 million to $3.32 billion in the first six months of 2019. Sales increased $277 million (9%) due to higher revenues at existing businesses and $59 million due to an acquisition. The unfavorable effects of currency translation resulted in a decrease in revenues of $87 million. The increase in revenue at existing businesses was primarily due to increased demand in each of the segment's principal businesses with particular strength in sales of bioproduction and biosciences products.
Operating income margin was 35.3% in the first six months of 2019 compared to 33.9% in the first six months of 2018. The increase resulted primarily from profit on higher sales and, to a lesser extent, productivity improvements, net of

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

inflationary cost increases, offset in part by strategic growth investments, unfavorable sales mix and, to a lesser extent, unfavorable foreign currency exchange.
Analytical Instruments

	Six Months Ended
	June 29,	June 30,
(Dollars in millions)	2019	2018	Change

Revenues	$2,646	$2,568	3%

Operating Income Margin	21.4%	20.9%	0.5 pt
Sales in the Analytical Instruments segment increased $78 million to $2.65 billion in the first six months of 2019. Sales increased $144 million (6%) due to higher revenues at existing businesses. The unfavorable effects of currency translation resulted in a decrease in revenues of $66 million. The increase in revenue at existing businesses was due to increased demand for products sold by each of the segment's primary businesses with particular strength in chromatography and mass spectrometry instruments and chemical analysis instruments.
Operating income margin was 21.4% in the first six months of 2019 compared to 20.9% in the first six months of 2018. The increase resulted primarily from profit on higher sales and, to a lesser extent, productivity improvements, net of inflationary cost increases. These increases were offset in part by unfavorable sales mix and strategic growth investments.
Specialty Diagnostics

	Six Months Ended
	June 29,	June 30,
(Dollars in millions)	2019	2018	Change

Revenues	$1,900	$1,879	1%

Operating Income Margin	25.5%	26.4%	-0.9 pt
Sales in the Specialty Diagnostics segment increased $21 million to $1.90 billion in the first six months of 2019. Sales increased $68 million (4%) due to higher revenues at existing businesses. The unfavorable effects of currency translation resulted in a decrease in revenues of $47 million. The increase in revenue at existing businesses was due to higher demand for clinical diagnostic products and immunodiagnostic products as well as products sold through the segment's healthcare market channel business.
Operating income margin was 25.5% in the first six months of 2019 compared to 26.4% in the first six months of 2018. The decrease was primarily due to strategic growth investments offset in part by profit on higher sales and, to a lesser extent, productivity improvements, net of inflationary cost increases.
Laboratory Products and Services

	Six Months Ended
	June 29,	June 30,
(Dollars in millions)	2019	2018	Change

Revenues	$5,146	$4,963	4%

Operating Income Margin	12.2%	12.4%	-0.2 pt
Sales in the Laboratory Products and Services segment increased $183 million to $5.15 billion in 2019. Sales increased $277 million (6%) due to higher revenues at existing businesses and $26 million due to acquisitions. The unfavorable effects of currency translation resulted in a decrease in revenues of $120 million. The increase in revenue at existing businesses was primarily due to increased demand in each of the segment's principal businesses with particular strength in service offerings of its pharma services business and products sold through its research and safety market channel business.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

Operating income margin was 12.2% in the first six months of 2019 compared to 12.4% in the first six months of 2018. The decrease was primarily due to strategic growth investments and unfavorable sales mix offset in part by productivity improvements, net of inflationary cost increases, and profit on higher sales.
Other Expense, Net
The company reported other expense, net, of $206 million and $283 million in the first six months of 2019 and 2018, respectively (Note 5). An increase in interest income of $76 million was offset in part by an increase in interest expense of $37 million.
Provision for Income Taxes
The company recorded a $276 million provision for income taxes in the first six months of 2019 including $187 million related to the gain on the sale of the Anatomical Pathology business. In addition, in 2019, the company recorded a $62 million income tax benefit related to a foreign exchange loss for tax purposes on certain intercompany financing arrangements and implemented foreign tax credit planning in Sweden which resulted in $75 million of foreign tax credits, with no related incremental U.S. income tax expense.
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
Liquidity and Capital Resources
Consolidated working capital (current assets less current liabilities) was $3.71 billion at June 29, 2019, compared with $4.48 billion at December 31, 2018. The decrease resulted primarily from an increase in short-term debt. Included in working capital were cash and cash equivalents of $2.29 billion at June 29, 2019 and $2.10 billion at December 31, 2018.
First Six Months of 2019
Cash provided by operating activities was $1.94 billion during the first six months of 2019. Cash provided by income was offset in part by investments in working capital. Increases in inventories used cash of $273 million primarily to support growth in sales. An increase in other assets used cash of $179 million primarily due to the timing of customer billings. Other liabilities increased by $319 million primarily due to advance payments from customers. Cash payments for income taxes decreased to $417 million during the first six months of 2019, compared with $458 million in the first six months of 2018. The company made cash contributions to its pension and postretirement benefit plans totaling $34 million during the first six months of 2019. Payments for restructuring actions, principally severance costs and lease and other expenses of real estate consolidation, used cash of $34 million during the first six months of 2019.
During the first six months of 2019, the company’s investing activities used $950 million of cash. Acquisitions used cash of $1.69 billion. Proceeds from the sale of the Anatomical Pathology business provided $1.13 billion. The company's investing activities also included the purchase of $421 million of property, plant and equipment.
The company’s financing activities used $735 million of cash during the first six months of 2019. The company’s financing activities included the repurchase of $750 million of the company's common stock and the payment of $144 million in cash dividends, offset in part by $122 million of net proceeds from employee stock option exercises. A net increase in commercial paper obligations provided cash of $40 million. On September 7, 2018, the Board of Directors authorized the repurchase of up

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Liquidity and Capital Resources (continued)

to $2.00 billion of the company’s common stock. At August 2, 2019, authorization remained for $1.25 billion of future repurchases of the company’s common stock. On July 24, 2019, the company repaid its €500 million Floating Rate Senior Note with cash on hand.
The company's commitments for purchases of property, plant and equipment, contractual obligations and other commercial commitments did not change materially between December 31, 2018 and June 29, 2019 except for an agreement to acquire a drug substance manufacturing site in Cork, Ireland for approximately €90 million in cash plus approximately €50 million of inventories at the site. The company expects that for all of 2019, expenditures for property, plant and equipment, net of disposals, will approximate $925 and $975 million.
As of June 29, 2019, the company’s short-term debt totaled $2.38 billion including $1.63 billion of senior notes due within the next twelve months and $0.74 billion of commercial paper obligations. The company has a revolving credit facility with a bank group that provides up to $2.50 billion of unsecured multi-currency revolving credit. If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of June 29, 2019, no borrowings were outstanding under the company’s revolving credit facility, although available capacity was reduced by approximately $86 million as a result of outstanding letters of credit.
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
The company believes that its existing cash and cash equivalents of $2.29 billion as of June 29, 2019 and its future cash flow from operations together with available borrowing capacity under its revolving credit agreement will be sufficient to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months.
First Six Months of 2018
Cash provided by operating activities was $1.52 billion during the first six months of 2018. Cash provided by income was offset in part by investments in working capital. Increases in accounts receivable and inventories used cash of $97 million and $195 million, respectively, primarily to support growth in sales. An increase in other assets used cash of $296 million primarily due to the timing of customer billings and income tax refunds. Other liabilities decreased by $359 million primarily due to the timing of payments for incentive compensation and income taxes. Cash payments for income taxes totaled $458 million. The company made cash contributions to its pension and postretirement benefit plans totaling $43 million during the first six months of 2018. Payments for restructuring actions, principally severance costs and lease and other expenses of real estate consolidation, used cash of $46 million during the first six months of 2018.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended June 29, 2019, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

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

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

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
Economic, political, foreign currency and other risks associated with international sales and operations could adversely affect our results of operations. International markets contribute a substantial portion of our revenues, and we intend to continue expanding our presence in these regions. The exposure to fluctuations in currency exchange rates takes on different forms. International revenues and costs are subject to the risk that fluctuations in exchange rates could adversely affect our reported revenues and profitability when translated into U.S. dollars for financial reporting purposes. These fluctuations could also adversely affect the demand for products and services provided by us. As a multinational corporation, our businesses occasionally invoice third-party customers in currencies other than the one in which they primarily do business (the "functional currency"). Movements in the invoiced currency relative to the functional currency could adversely impact our cash flows and our results of operations. As our international sales grow, exposure to fluctuations in currency exchange rates could have a larger effect on our financial results. In the first six months of 2019, currency translation had an unfavorable effect of $312 million on revenues due to the strengthening of the U.S. dollar relative to other currencies in which the company sells products and services.
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

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

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
Moreover, we have acquired many companies and businesses. As a result of these acquisitions, we recorded significant goodwill and indefinite-lived intangible assets (primarily tradenames) on our balance sheet, which amount to approximately $25.76 billion and $1.25 billion, respectively, as of June 29, 2019. In addition, we have definite-lived intangible assets totaling $13.61 billion as of June 29, 2019. We assess the realizability of goodwill and indefinite-lived intangible assets annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. We assess the realizability of definite-lived intangible assets whenever events or changes in circumstances indicate that these assets may be impaired. These events or circumstances would generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and intangible assets will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill and intangible assets, we may be required to incur material charges relating to the impairment of those assets.

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

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

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
If we are unable to maintain reliable information technology systems and appropriate controls with respect to global data privacy and security requirements and prevent data breaches, we may suffer regulatory consequences in addition to business consequences. As a global organization, we are subject to data privacy and security laws, regulations, and customer-imposed controls in numerous jurisdictions as a result of having access to and processing confidential, personal and/or sensitive data in the course of our business. For example, in the United States, individual states regulate data breach and security requirements and multiple governmental bodies assert authority over aspects of the protection of personal privacy. European laws require us to have an approved legal mechanism to transfer personal data out of Europe, and the recently-enacted EU General Data Protection Regulation, which took effect in May 2018, imposes significantly stricter requirements in how we collect and

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

process personal data. Several countries, such as China and Russia, have passed laws that require personal data relating to their citizens to be maintained on local servers and impose additional data transfer restrictions. Government enforcement actions can be costly and interrupt the regular operation of our business, and data breaches or violations of data privacy laws can result in fines, reputational damage and civil lawsuits, any of which may adversely affect our business, reputation and financial statements.
Our debt may restrict our investment opportunities or limit our activities. As of June 29, 2019, we had approximately $19.04 billion in outstanding indebtedness. In addition, we have availability to borrow under a revolving credit facility that provides for up to $2.50 billion of unsecured multi-currency revolving credit. We may also obtain additional long-term debt and lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.
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
Issuer Purchases of Equity Securities
There was no share repurchase activity for the company's second quarter of 2019. On September 7, 2018, the Board of Directors authorized the repurchase of up to $2.00 billion of the company’s common stock. At June 29, 2019, $1.25 billion was available for future repurchases of the company’s common stock under this authorization.

Item 6.	Exhibits

See Exhibit Index on page 48.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 2, 2019	THERMO FISHER SCIENTIFIC INC.

/s/ Stephen Williamson
Stephen Williamson
Senior Vice President and Chief Financial Officer

/s/ Peter E. Hornstra
Peter E. Hornstra
Vice President and Chief Accounting Officer

THERMO FISHER SCIENTIFIC INC.
EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	Thermo Fisher Scientific Inc. Executive Severance Policy.*
10.2	Form of Noncompetition Agreement between the Registrant and certain key employees and executive officers.*
31.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(b) and 15d-14(b), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(b) and 15d-14(b), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.

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