Form 10-Q
period 2019-09-28
THERMO FISHER SCIENTIFIC INC.
filed 2019-11-01
CIK 97745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended September 28, 2019 or
☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 1-8002
THERMO FISHER SCIENTIFIC INC.
(Exact name of Registrant as specified in its charter)

Delaware	04-2209186
(State of incorporation)	(I.R.S. Employer Identification No.)

168 Third Avenue
Waltham, Massachusetts 02451
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (781) 622-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value	TMO	New York Stock Exchange
Floating Rate Notes due 2020	TMO /20A	New York Stock Exchange
2.150% Notes due 2022	TMO 22A	New York Stock Exchange
0.750% Notes due 2024	TMO 24A	New York Stock Exchange
0.125% Notes due 2025	TMO 25B	New York Stock Exchange
2.000% Notes due 2025	TMO 25	New York Stock Exchange
1.400% Notes due 2026	TMO 26A	New York Stock Exchange
1.450% Notes due 2027	TMO 27	New York Stock Exchange
0.500% Notes due 2028	TMO 28A	New York Stock Exchange
1.375% Notes due 2028	TMO 28	New York Stock Exchange
1.950% Notes due 2029	TMO 29	New York Stock Exchange
0.875% Notes due 2031	TMO 31	New York Stock Exchange
2.875% Notes due 2037	TMO 37	New York Stock Exchange
1.500% Notes due 2039	TMO 39	New York Stock Exchange
1.875% Notes due 2049	TMO 49	New York Stock Exchange

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
Large accelerated filer ☒                                               Accelerated filer ☐                                       Non-accelerated filer ☐
Smaller reporting company ☐                                      Emerging growth company  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of September 28, 2019, the Registrant had 400,991,227 shares of Common Stock outstanding.

THERMO FISHER SCIENTIFIC INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 28, 2019

THERMO FISHER SCIENTIFIC INC.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 28,	December 31,
(In millions except share and per share amounts)	2019	2018

Assets
Current Assets:
Cash and cash equivalents	$1,273	$2,103
Accounts receivable, less allowances of $106 and $117	4,384	4,136
Inventories	3,308	3,005
Other current assets	1,549	1,381

Total current assets	10,514	10,625

Property, Plant and Equipment, Net	4,420	4,165
Acquisition-related Intangible Assets, Net	14,311	14,978
Other Assets	1,860	1,117
Goodwill	25,624	25,347

Total Assets	$56,729	$56,232

Liabilities and Shareholders' Equity
Current Liabilities:
Short-term obligations and current maturities of long-term obligations	$661	$1,271
Accounts payable	1,659	1,615
Accrued payroll and employee benefits	883	982
Contract liabilities	943	809
Other accrued expenses	1,698	1,470

Total current liabilities	5,844	6,147

Deferred Income Taxes	2,001	2,265
Other Long-term Liabilities	3,137	2,515
Long-term Obligations	16,392	17,719

Shareholders' Equity:
Preferred stock, $100 par value, 50,000 shares authorized; none issued
Common stock, $1 par value, 1,200,000,000 shares authorized; 434,028,435 and 431,566,561 shares issued	434	432
Capital in excess of par value	14,964	14,621
Retained earnings	21,165	18,696
Treasury stock at cost, 33,037,208 and 29,444,882 shares	(4,486)	(3,665)
Accumulated other comprehensive items	(2,722)	(2,498)

Total shareholders' equity	29,355	27,586

Total Liabilities and Shareholders' Equity	$56,729	$56,232

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(In millions except per share amounts)	2019	2018	2019	2018

Revenues
Product revenues	$4,798	$4,571	$14,345	$13,807
Service revenues	1,474	1,349	4,368	4,044

Total revenues	6,272	5,920	18,713	17,851

Costs and Operating Expenses:
Cost of product revenues	2,471	2,357	7,363	7,072
Cost of service revenues	1,038	948	3,057	2,846
Selling, general and administrative expenses	1,539	1,490	4,632	4,547
Research and development expenses	247	240	741	716
Restructuring and other costs (income), net	31	(27)	(442)	35

Total costs and operating expenses	5,326	5,008	15,351	15,216

Operating Income	946	912	3,362	2,635
Other Expense, Net	(124)	(102)	(330)	(385)

Income Before Income Taxes	822	810	3,032	2,250
Provision for Income Taxes	(62)	(101)	(338)	(210)

Net Income	$760	$709	$2,694	$2,040

Earnings per Share
Basic	$1.89	$1.76	$6.73	$5.07
Diluted	$1.88	$1.75	$6.68	$5.03

Weighted Average Shares
Basic	401	402	400	402
Diluted	404	406	403	406

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(In millions)	2019	2018	2019	2018

Comprehensive Income
Net Income	$760	$709	$2,694	$2,040

Other Comprehensive Items:
Currency translation adjustment:
Currency translation adjustment (net of tax provision of $77, $13, $92 and $60)	(91)	(32)	(222)	(447)
Reclassification adjustment for losses included in net income	30	—	30	—
Unrealized gains and losses on hedging instruments:
Unrealized losses on hedging instruments (net of tax benefit of $12, $0, $12 and $0)	(38)	—	(38)	—
Reclassification adjustment for losses included in net income (net of tax benefit of $1, $1, $3 and $3)	2	2	7	6
Pension and other postretirement benefit liability adjustments:
Pension and other postretirement benefit liability adjustments arising during the period (net of tax provision (benefit) of $2, $0, ($2) and $1)	2	—	(9)	3
Amortization of net loss included in net periodic pension cost (net of tax benefit of $0, $0, $2 and $3)	3	2	8	10

Total other comprehensive items	(92)	(28)	(224)	(428)

Comprehensive Income	$668	$681	$2,470	$1,612

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 28,	September 29,
(In millions)	2019	2018

Operating Activities
Net income	$2,694	$2,040

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	416	393
Amortization of acquisition-related intangible assets	1,285	1,316
Change in deferred income taxes	(356)	(317)
Gain on sales of businesses	(486)	—
Non-cash stock-based compensation	138	137
Other non-cash expenses, net	123	77
Changes in assets and liabilities, excluding the effects of acquisitions and disposition:
Accounts receivable	(321)	(64)
Inventories	(449)	(333)
Other assets	(186)	(185)
Accounts payable	70	(45)
Other liabilities	172	(199)
Contributions to retirement plans	(40)	(78)

Net cash provided by operating activities	3,060	2,742

Investing Activities
Acquisitions, net of cash acquired	(1,687)	(59)
Proceeds from sale of business, net of cash divested	1,128	—
Purchase of property, plant and equipment	(637)	(474)
Proceeds from sale of property, plant and equipment	18	6
Other investing activities, net	30	(5)

Net cash used in investing activities	(1,148)	(532)

Financing Activities
Net proceeds from issuance of debt	—	690
Repayment of debt	(1,702)	(2,048)
Proceeds from issuance of commercial paper	2,581	3,378
Repayments of commercial paper	(2,578)	(3,842)
Purchases of company common stock	(750)	(250)
Dividends paid	(221)	(198)
Net proceeds from issuance of company common stock under employee stock plans	115	97
Other financing activities	(49)	(51)

Net cash used in financing activities	(2,604)	(2,224)

Exchange Rate Effect on Cash	(120)	(236)

Decrease in Cash, Cash Equivalents and Restricted Cash	(812)	(250)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	2,117	1,361

Cash, Cash Equivalents and Restricted Cash at End of Period	$1,305	$1,111
The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Total Shareholders' Equity
(In millions)	Shares	Amount			Shares	Amount

	Three Months Ended September 28, 2019
Balance at June 29, 2019	433	$433	$14,887	$20,482	33	$(4,443)	$(2,630)	$28,729
Issuance of shares under employees' and directors' stock plans	1	1	35	—	—	(43)	—	(7)
Stock-based compensation	—	—	42	—	—	—	—	42
Dividends declared ($0.19 per share)	—	—	—	(77)	—	—	—	(77)
Net income	—	—	—	760	—	—	—	760
Other comprehensive items	—	—	—	—	—	—	(92)	(92)
Balance at September 28, 2019	434	$434	$14,964	$21,165	33	$(4,486)	$(2,722)	$29,355

	Three Months Ended September 29, 2018
Balance at June 30, 2018	430	$430	$14,408	$17,226	27	$(3,128)	$(2,491)	$26,445
Issuance of shares under employees' and directors' stock plans	1	1	72	—	—	(36)	—	37
Stock-based compensation	—	—	46	—	—	—	—	46
Purchases of company common stock	—	—	—	—	1	(250)	—	(250)
Dividends declared ($0.17 per share)	—	—	—	(69)	—	—	—	(69)
Net income	—	—	—	709	—	—	—	709
Other comprehensive items	—	—	—	—	—	—	(28)	(28)
Balance at September 29, 2018	431	$431	$14,526	$17,866	28	$(3,414)	$(2,519)	$26,890

	Nine Months Ended September 28, 2019
Balance at December 31, 2018	432	$432	$14,621	$18,696	29	$(3,665)	$(2,498)	$27,586
Cumulative effect of accounting change	—	—	—	4	—	—	—	4
Issuance of shares under employees' and directors' stock plans	2	2	205	—	1	(71)	—	136
Stock-based compensation	—	—	138	—	—	—	—	138
Purchases of company common stock	—	—	—	—	3	(750)	—	(750)
Dividends declared ($0.57 per share)	—	—	—	(229)	—	—	—	(229)
Net income	—	—	—	2,694	—	—	—	2,694
Other comprehensive items	—	—	—	—	—	—	(224)	(224)
Balance at September 28, 2019	434	$434	$14,964	$21,165	33	$(4,486)	$(2,722)	$29,355

	Nine Months Ended September 29, 2018
Balance at December 31, 2017	428	$428	$14,177	$15,914	27	$(3,103)	$(2,003)	$25,413
Cumulative effect of accounting changes	—	—	—	118	—	—	(88)	30
Issuance of shares under employees' and directors' stock plans	3	3	185	—	—	(61)	—	127
Stock-based compensation	—	—	137	—	—	—	—	137
Purchases of company common stock	—	—	—	—	1	(250)	—	(250)
Dividends declared ($0.51 per share)	—	—	—	(206)	—	—	—	(206)
Net income	—	—	—	2,040	—	—	—	2,040
Other comprehensive items	—	—	—	—	—	—	(428)	(428)
Other	—	—	27	—	—	—	—	27
Balance at September 29, 2018	431	$431	$14,526	$17,866	28	$(3,414)	$(2,519)	$26,890
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
Interim Financial Statements
The interim consolidated financial statements presented herein have been prepared by the company, are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at September 28, 2019, the results of operations for the three- and nine-month periods ended September 28, 2019 and September 29, 2018, and the cash flows for the nine-month periods ended September 28, 2019 and September 29, 2018. Interim results are not necessarily indicative of results for a full year.
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
Note 1 to the consolidated financial statements for 2018 describes the significant accounting estimates and policies used in preparation of the consolidated financial statements. Except for the accounting for leases, as noted below, there have been no material changes in the company’s significant accounting policies during the nine months ended September 28, 2019.
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
Contract-related Balances
Current contract assets and noncurrent contract assets are included within other current assets and other assets, respectively, in the accompanying balance sheet. Noncurrent contract liabilities are included within other long-term liabilities in the accompanying balance sheet. Contract asset and liability balances are as follows:

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	September 28,	December 31,
(In millions)	2019	2018

Current Contract Assets, Net	$609	$459
Noncurrent Contract Assets, Net	14	15
Current Contract Liabilities	943	809
Noncurrent Contract Liabilities	562	355

In the first nine months of 2019, the company recognized revenue of $654 million that was included in the contract liabilities balance at December 31, 2018. Contract assets increased in the first nine months of 2019 due to the timing of billing. Contract liabilities increased during the first nine months of 2019 primarily due to an advance payment from a customer and an acquisition.
Warranty Obligations
The liability for warranties is included in other accrued expenses in the accompanying balance sheet. The changes in the carrying amount of standard product warranty obligations are as follows:

	Nine Months Ended
	September 28,	September 29,
(In millions)	2019	2018

Beginning Balance	$92	$87
Provision charged to income	80	89
Usage	(83)	(80)
Adjustments to previously provided warranties, net	(1)	(3)
Currency translation	(2)	(2)

Ending Balance	$86	$91

Inventories
The components of inventories are as follows:

	September 28,	December 31,
(In millions)	2019	2018

Raw Materials	$943	$812
Work in Process	514	430
Finished Goods	1,851	1,763

Inventories	$3,308	$3,005

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
On April 30, 2019, the company acquired, within the Laboratory Products and Services segment, Brammer Bio for approximately $1.67 billion in cash. Brammer Bio is a leading viral vector contract development and manufacturing organization for gene and cell therapies. The acquisition expands the segment's contract manufacturing capabilities. Revenues of Brammer Bio were approximately $140 million in 2018. The purchase price exceeded the fair value of the identifiable net assets and, accordingly, $938 million was allocated to goodwill, $405 million of which is tax deductible.
In addition, in the nine months ended September 28, 2019 the company acquired, within the Analytical Instruments segment, a Slovakia-based provider of mass spectrometry software used for identification of compounds, for an aggregate purchase price of $14 million.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The components of the purchase price and net assets acquired for Brammer Bio are as follows:

(In millions)	Brammer Bio

Purchase Price
Cash paid	$1,710
Cash acquired	(36)

$1,674

Net Assets Acquired
Current assets	$52
Property, plant and equipment	147
Definite-lived intangible assets:
Customer relationships	744
Product technology	65
Tradenames	7
Goodwill	938
Other assets	49
Contract liabilities	(109)
Deferred tax liabilities	(111)
Other liabilities assumed	(108)

$1,674

The weighted-average amortization periods for definite-lived intangible assets acquired in 2019 are 14 years for customer relationships, 13 years for product technology and 2 years for tradenames. The weighted average amortization period for all definite-lived intangible assets acquired in 2019 is 14 years.
Disposition
On June 28, 2019, the company sold its Anatomical Pathology business to PHC Holdings Corporation for $1.13 billion, net of cash divested. The business was part of the Specialty Diagnostics segment. The sale of this business resulted in a pre-tax gain of approximately $482 million, included in restructuring and other (income) costs, net. Revenues in 2019, through the date of sale, and the full year 2018 of the business sold were approximately $115 million and $238 million, respectively, net of retained sales through the company's healthcare market and research and safety market channel businesses. The assets and liabilities of the Anatomical Pathology business were as follows on December 31, 2018:

(In millions)	December 31, 2018

Current Assets	$81
Long-term Assets	528
Current Liabilities	34
Long-term Liabilities	24

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3.	Revenue
Disaggregated Revenue
Revenue by type is as follows:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(In millions)	2019	2018	2019	2018

Revenues
Consumables	3,228	3,056	$9,726	9,345
Instruments	1,570	1,515	4,619	4,462
Services	1,474	1,349	4,368	4,044

Consolidated revenues	$6,272	$5,920	$18,713	$17,851
Revenue by geographic region is as follows:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(In millions)	2019	2018	2019	2018

Revenues (a)
North America	$3,220	$3,030	$9,509	$8,975
Europe	1,514	1,454	4,569	4,521
Asia-Pacific	1,349	1,251	4,080	3,809
Other regions	189	185	555	546

Consolidated revenues	$6,272	$5,920	$18,713	$17,851

(a)	Revenues are attributed to regions based on customer location.
Each reportable segment earns revenues from consumables, instruments and services in North America, Europe, Asia-Pacific and other regions. See Note 4 for revenue by reportable segment and other geographic data.
Remaining Performance Obligations
The aggregate amount of the transaction price allocated to the remaining performance obligations for all open customer contracts as of September 28, 2019 was $6.76 billion. The company will recognize revenue for these performance obligations as they are satisfied, approximately 70% of which is expected to occur within the next twelve months.

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
Business Segment Information

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(In millions)	2019	2018	2019	2018

Revenues
Life Sciences Solutions	$1,701	$1,504	$5,018	$4,572
Analytical Instruments	1,358	1,333	4,004	3,901
Specialty Diagnostics	879	894	2,779	2,773
Laboratory Products and Services	2,619	2,470	7,765	7,433
Eliminations	(285)	(281)	(853)	(828)

Consolidated revenues	6,272	5,920	18,713	17,851

Segment Income (a)
Life Sciences Solutions	586	495	1,756	1,534
Analytical Instruments	311	294	879	831
Specialty Diagnostics	223	223	707	719
Laboratory Products and Services	303	299	933	916

Subtotal reportable segments (a)	1,423	1,311	4,275	4,000

Cost of revenues (charges) credits, net	(5)	1	(16)	(7)
Selling, general and administrative (charges) credits, net	(7)	4	(54)	(7)
Restructuring and other (costs) income, net	(31)	27	442	(35)
Amortization of acquisition-related intangible assets	(434)	(431)	(1,285)	(1,316)

Consolidated operating income	946	912	3,362	2,635
Other expense, net (b)	(124)	(102)	(330)	(385)

Income before income taxes	$822	$810	$3,032	$2,250

(a)
Represents operating income before certain charges to cost of revenues and selling, general and administrative expenses; restructuring and other costs/income, net; and amortization of acquisition-related intangibles.

(b)	The company does not allocate other expense, net to its segments.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Geographical Information

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(In millions)	2019	2018	2019	2018

Revenues (c)
United States	$3,096	$2,918	$9,117	$8,588
China	694	629	2,072	1,818
Other	2,482	2,373	7,524	7,445

Consolidated revenues	$6,272	$5,920	$18,713	$17,851

(c)	Revenues are attributed to countries based on customer location.

Note 5.	Other Expense, Net
The components of other expense, net, in the accompanying statement of income are as follows:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(In millions)	2019	2018	2019	2018

Interest Income	$52	$41	$179	$92
Interest Expense	(164)	(162)	(534)	(495)
Other Items, Net	(12)	19	25	18

Other Expense, Net	$(124)	$(102)	$(330)	$(385)

Other Items, Net
In all periods, other items, net includes currency transaction gains and losses on monetary assets and liabilities and net periodic pension benefit cost/income, excluding the service cost component which is included in operating expenses on the accompanying statement of income.
In 2019, other items, net in the above table includes $42 million of losses on the early extinguishment of debt (see Note 8). As discussed in Note 15, the company incurred additional losses on the early extinguishment of debt in the fourth quarter of 2019.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 6.	Income Taxes
The provision for income taxes in the accompanying statement of income differs from the provision calculated by applying the statutory federal income tax rate to income before provision for income taxes due to the following:

	Nine Months Ended
	September 28,	September 29,
(In millions)	2019	2018

Statutory Federal Income Tax Rate	21%	21%

Provision for Income Taxes at Statutory Rate	$637	$473

Increases (Decreases) Resulting From:
Foreign rate differential	(172)	(177)
Foreign exchange loss on inter-company debt refinancing	(62)	—
Income tax credits	(242)	(183)
Global intangible low-taxed income	160	124
Foreign-derived intangible income	(68)	(34)
Withholding taxes	30	—
Singapore tax holiday	(20)	(29)
Transition tax and other impacts of U.S. tax reform	8	117
Provision for (reversal of) tax reserves, net	16	(49)
Excess tax benefits from stock options and restricted stock units	(68)	(59)
Basis difference on disposal of business	72	—
Other, net	47	27

Provision for income taxes	$338	$210

The company has operations and a taxable presence in approximately 50 countries outside the U.S. Some of these countries have lower tax rates than the U.S. The company’s ability to obtain a benefit from lower tax rates outside the U.S. is dependent on its relative levels of income in countries outside the U.S. and on the statutory tax rates in those countries.
In 2019, the company recorded a $62 million income tax benefit related to a foreign exchange loss for tax purposes on certain intercompany financing arrangements as well as a tax provision of $191 million related to the gain on sale of the Anatomical Pathology business. In addition, the company implemented foreign tax credit planning in Sweden which resulted in $75 million of foreign tax credits, with no related incremental U.S. income tax expense.
During 2019, the company recorded a net tax provision of $1 million to adjust the impacts of U.S. tax reform based on final regulations issued by the U.S. Treasury in 2019. The income tax provision consists of an incremental charge of $8 million offset by a $7 million reduction of related unrecognized tax benefits.
The company has significant operations in Singapore and has received considerable tax incentives. The local taxing authority granted the company pioneer company status which provides an incentive encouraging companies to undertake activities that have the effect of promoting economic or technological development in Singapore. This incentive equates to a tax exemption on earnings associated with most of the company’s manufacturing activities in Singapore and continues through December 31, 2026. In 2019 and 2018, the impact of this tax holiday decreased the annual effective tax rates by 0.6 percentage points and 1.3 percentage points, respectively, and increased diluted earnings per share by approximately $0.05 and $0.07, respectively.
Unrecognized Tax Benefits
As of September 28, 2019, the company had $1.47 billion of unrecognized tax benefits substantially all of which, if recognized, would reduce the effective tax rate.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(In millions)	2019

Balance at Beginning of Year	$1,442
Additions for tax positions of current year	6
Additions for tax positions of prior years	35
Reductions for tax positions of prior years	(7)
Settlements	(5)

Balance at End of Period	$1,471

Note 7.	Earnings per Share

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(In millions except per share amounts)	2019	2018	2019	2018

Net Income	$760	$709	$2,694	$2,040

Basic Weighted Average Shares	401	402	400	402
Plus Effect of:
Stock options and restricted units	3	4	3	4

Diluted Weighted Average Shares	404	406	403	406

Basic Earnings per Share	$1.89	$1.76	$6.73	$5.07

Diluted Earnings per Share	$1.88	$1.75	$6.68	$5.03

Antidilutive Stock Options Excluded from Diluted Weighted Average Shares	1	2	1	2

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 8.	Debt and Other Financing Arrangements

	Effective Interest Rate at September 28,	September 28,	December 31,
(Dollars in millions)	2019	2019	2018

Commercial Paper	0.84%	$683	$693
Floating Rate 2-Year Senior Notes, Due 7/24/2019 (euro-denominated)		—	574
6.00% 10-Year Senior Notes, Due 3/1/2020	2.99%	750	750
4.70% 10-Year Senior Notes, Due 5/1/2020		—	300
Floating Rate 2-Year Senior Notes, Due 8/7/2020 (euro-denominated)	0.16%	656	688
1.50% 5-Year Senior Notes, Due 12/1/2020 (euro-denominated)	1.62%	465	487
5.00% 10-Year Senior Notes, Due 1/15/2021	3.25%	400	400
4.50% 10-Year Senior Notes, Due 3/1/2021	5.66%	1,000	1,000
3.60% 10-Year Senior Notes, Due 8/15/2021	5.19%	1,100	1,100
3.30% 7-Year Senior Notes, Due 2/15/2022	3.42%	800	800
2.15% 7-Year Senior Notes, Due 7/21/2022 (euro-denominated)	2.27%	547	574
3.15% 10-Year Senior Notes, Due 1/15/2023		—	800
3.00% 7-Year Senior Notes, Due 4/15/2023	5.29%	1,000	1,000
4.15% 10-Year Senior Notes, Due 2/1/2024	4.16%	1,000	1,000
0.75% 8-Year Senior Notes, Due 9/12/2024 (euro-denominated)	0.93%	1,094	1,147
2.00% 10-Year Senior Notes, Due 4/15/2025 (euro-denominated)	2.09%	700	734
3.65% 10-Year Senior Notes, Due 12/15/2025	3.77%	350	350
1.40% 8.5-Year Senior Notes, Due 1/23/2026 (euro-denominated)	1.53%	766	802
2.95% 10-Year Senior Notes, Due 9/19/2026	3.19%	1,200	1,200
1.45% 10-Year Senior Notes, Due 3/16/2027 (euro-denominated)	1.65%	547	574
3.20% 10-Year Senior Notes, Due 8/15/2027	3.39%	750	750
1.375% 12-Year Senior Notes, Due 9/12/2028 (euro-denominated)	1.46%	656	688
1.95% 12-Year Senior Notes, Due 7/24/2029 (euro-denominated)	2.08%	766	802
2.875% 20-Year Senior Notes, Due 7/24/2037 (euro-denominated)	2.94%	766	802
5.30% 30-Year Senior Notes, Due 2/1/2044	5.37%	400	400
4.10% 30-Year Senior Notes, Due 8/15/2047	4.23%	750	750
Other		20	21

Total Borrowings at Par Value		17,166	19,186
Fair Value Hedge Accounting Adjustments		(10)	(93)
Unamortized Discount, Net		(34)	(21)
Unamortized Debt Issuance Costs		(69)	(82)

Total Borrowings at Carrying Value		17,053	18,990
Less: Short-term Obligations and Current Maturities		661	1,271

Long-term Obligations		$16,392	$17,719

The effective interest rates for the fixed-rate debt include the stated interest on the notes, the accretion of any discount or amortization of any premium, the amortization of any debt issuance costs and, if applicable, adjustments related to hedging.
See Note 12 for fair value information pertaining to the company’s long-term obligations.
As discussed in Note 15, early in the fourth quarter of 2019, the company issued new long-term senior notes and is using the proceeds to redeem the outstanding commercial paper, the 6.00% Senior Notes due 2020, the 1.5% Senior Notes due 2020, the 5.00% Senior Notes due 2021, the 4.50% Senior Notes due 2021, the 3.60% Senior Notes due 2021 and the 3.30% Senior Notes due 2022 included in the table above. Accordingly, all of this debt has been reported as long-term at September 28, 2019.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Credit Facilities
The company has a revolving credit facility with a bank group that provides for up to $2.50 billion of unsecured multi-currency revolving credit. The facility expires in July 2021. The agreement calls for interest at either a LIBOR-based rate, a EURIBOR-based rate (for funds drawn in euro) or a rate based on the prime lending rate of the agent bank, at the company’s option. The agreement contains affirmative, negative and financial covenants, and events of default customary for facilities of this type. The covenants in our revolving credit facility (the Facility) include a Consolidated Leverage Ratio (total debt-to-Consolidated EBITDA) and a Consolidated Interest Coverage Ratio (Consolidated EBITDA to Consolidated Interest Expense), as such terms are defined in the Facility. Specifically, the company has agreed that, so long as any lender has any commitment under the Facility, any letter of credit is outstanding under the Facility, or any loan or other obligation is outstanding under the Facility, it will maintain a maximum Consolidated Leverage Ratio of 3.5:1.0. The company has also agreed that so long as any lender has any commitment under the Facility or any letter of credit is outstanding under the Facility, or any loan or other obligation is outstanding under the Facility, it will maintain a minimum Consolidated Interest Coverage Ratio of 3.0:1.0 as of the last day of any fiscal quarter. As of September 28, 2019, no borrowings were outstanding under the Facility, although available capacity was reduced by approximately $80 million as a result of outstanding letters of credit.
Commercial Paper Programs
The company has commercial paper programs pursuant to which it may issue and sell unsecured, short-term promissory notes (CP Notes). Under the U.S. program, a) maturities may not exceed 397 days from the date of issue and b) the CP Notes are issued on a private placement basis under customary terms in the commercial paper market and are not redeemable prior to maturity nor subject to voluntary prepayment. Under the euro program, maturities may not exceed 183 days and may be denominated in euro, U.S. dollars, Japanese yen, British pounds sterling, Swiss franc, Canadian dollars or other currencies. Under both programs, the CP Notes are issued at a discount from par (or premium to par, in the case of negative interest rates), or, alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. As of September 28, 2019, outstanding borrowings under these programs were $683 million with a weighted average remaining period to maturity of 41 days.
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
In September 2019, the company redeemed its 4.70% Senior Notes due 2020 and its 3.15% Senior Notes due 2023. In connection with these redemptions, the company incurred $42 million of losses on the early extinguishment of debt included in Other Expense, Net on the accompanying statement of income.
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
Interest Rate Swap Arrangements and related Cross-currency Interest Rate Swap Arrangements
The company has entered into LIBOR-based interest rate swap arrangements with various banks on several of its outstanding senior notes. The aggregate amounts of the swaps are equal to the principal amounts of the notes and the payment dates of the swaps coincide with the interest payment dates of the notes. The swap contracts provide for the company to pay a variable interest rate and receive a fixed rate. The variable interest rates reset monthly. The swaps have been accounted for as fair value hedges of the notes. See Note 12 for additional information on the interest rate swap arrangements and related cross-currency interest rate swap arrangements. The following table summarizes the outstanding interest rate swap arrangements on the company's senior notes at September 28, 2019:

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Aggregate Notional Amount		Pay Rate as of
(Dollars in millions)		Pay Rate	September 28, 2019	Receive Rate

4.50% Senior Notes due 2021 (a)	1,000	1-month LIBOR + 3.4420%	5.5310%	4.50%
3.60% Senior Notes due 2021 (a)	1,100	1-month LIBOR + 2.5150%	4.5425%	3.60%
3.00% Senior Notes due 2023 (a)	1,000	1-month LIBOR + 1.7640%	3.7915%	3.00%

(a)
The payments on $1.8 billion notional value of these interest rate swaps are offset in part by cross-currency interest rate swaps which effectively reduced the pay rate as of September 28, 2019 from a weighted average of 4.50% to a weighted average of 1.78%.

The company has entered into $1.8 billion notional value of cross-currency interest rate swaps, which effectively convert a portion of the semi-annual payments related to the variable rate, U.S. dollar denominated, LIBOR-based interest rate swaps to payments on variable rate, euro denominated, EURIBOR-based cross-currency interest rate swaps.
As discussed above and in Note 15, early in the fourth quarter of 2019, the company redeemed its 4.50% Senior Notes due 2021 and its 3.60% Senior Notes due 2021 and settled the related interest rate and cross-currency interest rate swaps.

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
The company has guaranteed the residual value of three leased operating facilities with lease terms ending in 2020, 2023 and 2024. The company has agreed with the lessor to comply with certain financial covenants consistent with its other debt arrangements (Note 8). The aggregate maximum guarantee under these three lease arrangements is $147 million. Operating lease ROU assets and lease liabilities for these lease arrangements are recorded on the consolidated balance sheet as of September 28, 2019, but exclude any amounts for residual value guarantees.
As a lessee, the consolidated statement of income includes pre-tax operating lease costs of $51 million and $149 million and pre-tax variable lease costs of $10 million and $31 million for the three and nine months ended September 28, 2019, respectively. Lease costs arising from finance leases, short-term leases, and sublease income are not material.
Cash used in operating activities for payments of amounts included in the measurement of operating lease liabilities was $149 million in the nine months ended September 28, 2019. Operating lease ROU assets of $108 million were obtained in exchange for new operating lease liabilities in the nine months ended September 28, 2019.
The weighted-average remaining operating lease term was 6.3 years and the weighted average discount rate was 4.0% as of September 28, 2019.
ROU assets of $645 million as of September 28, 2019, are classified in other assets in the consolidated balance sheet. Operating lease liabilities of $158 million and $529 million as of September 28, 2019, are classified in other accrued expenses and other long-term liabilities, respectively, in the consolidated balance sheet.
As of September 28, 2019, future payments of operating lease liabilities are as follows:

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(In millions)

Remainder of 2019	$51
2020	180
2021	138
2022	106
2023	76
2024	55
2025 and Thereafter	175

Total Lease Payments	781
Less: Imputed Interest	94

Total Operating Lease Liability	$687

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
Environmental Matters
The company is currently involved in various stages of investigation and remediation related to environmental matters. The company cannot predict all potential costs related to environmental remediation matters and the possible impact on future operations given the uncertainties regarding the extent of the required cleanup, the complexity and interpretation of applicable laws and regulations, the varying costs of alternative cleanup methods and the extent of the company’s responsibility. Expenses for environmental remediation matters related to the costs of installing, operating and maintaining groundwater-treatment systems and other remedial activities related to historical environmental contamination at the company’s domestic and international facilities were not material in any period presented. The company records accruals for environmental remediation liabilities, based on current interpretations of environmental laws and regulations, when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. The company calculates estimates based upon several factors, including reports prepared by environmental specialists and management’s knowledge of and experience with these environmental matters. The company includes in these estimates potential costs for investigation, remediation and operation and maintenance of cleanup sites. At September 28, 2019, the company’s total environmental liability was approximately $63 million. While management believes the accruals for environmental remediation are adequate based on current estimates of remediation costs, the company may be subject to additional remedial or compliance costs due to future events such as changes in existing laws and regulations, changes in agency direction or enforcement policies, developments in remediation technologies or changes in the conduct of the company’s operations, which could have a material adverse effect on the company’s financial position, results of operations or cash flows.

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
Intellectual Property Matters
On June 3, 2013, Unisone Strategic IP filed a complaint against Life Technologies in the United States District Court for the Southern District of California alleging patent infringement by Life Technologies’ supply chain management system software, which operates with product "supply centers" installed at customer sites. Plaintiff seeks damages for alleged willful infringement, attorneys’ fees, costs, and injunctive relief. On August 24, 2017, Unisone filed an appeal from a decision by the Patent Trial and Appeal Board (PTAB) that found the challenged patent claims invalid. The United States Court of Appeals for the Federal Circuit upheld the PTAB’s ruling finding the challenged claims in the Unisone patent invalid. Unisone had until March 11, 2019 to file an appeal with the United States Supreme Court. Unisone did not appeal that decision, and consequently the case before the United States District Court, which had been stayed pending the outcome of the PTAB decision, has resumed with respect to similar Unisone patent claims that were not included in the PTAB proceeding.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 11.	Comprehensive Income
Comprehensive income combines net income and other comprehensive items. Other comprehensive items represent certain amounts that are reported as components of shareholders’ equity in the accompanying balance sheet.
Changes in each component of accumulated other comprehensive items, net of tax, are as follows:

(In millions)	Currency Translation Adjustment	Unrealized Losses on Hedging Instruments	Pension and Other Postretirement Benefit Liability Adjustment	Total

Balance at December 31, 2018	$(2,243)	$(52)	$(203)	$(2,498)
Other comprehensive items before reclassifications	(222)	(38)	(9)	(269)
Amounts reclassified from accumulated other comprehensive items	30	7	8	45

Net other comprehensive items	(192)	(31)	(1)	(224)

Balance at September 28, 2019	$(2,435)	$(83)	$(204)	$(2,722)

Note 12.	Fair Value Measurements and Fair Value of Financial Instruments
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
The following tables present information about the company’s financial assets and liabilities measured at fair value on a recurring basis as of September 28, 2019 and December 31, 2018:

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	September 28,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2019	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents	$166	$166	$—	$—
Investments in common stock, mutual funds and other similar instruments	19	19	—	—
Warrants	6	—	6	—
Insurance contracts	130	—	130	—
Derivative contracts	114	—	114	—

Total Assets	$435	$185	$250	$—

Liabilities
Derivative contracts	$44	$—	$44	$—
Contingent consideration	55	—	—	55

Total Liabilities	$99	$—	$44	$55

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2018	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents	$769	$769	$—	$—
Bank time deposits	2	2	—	—
Investments in mutual funds and other similar instruments	10	10	—	—
Warrants	8	—	8	—
Insurance contracts	113	—	113	—
Derivative contracts	31	—	31	—

Total Assets	$933	$781	$152	$—

Liabilities
Derivative contracts	$145	$—	$145	$—
Contingent consideration	37	—	—	37

Total Liabilities	$182	$—	$145	$37

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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(In millions)	2019	2018	2019	2018

Contingent Consideration
Beginning Balance	$58	$40	$37	$35
Acquisitions (including assumed balances)	—	—	24	11
Payments	(3)	(3)	(3)	(8)
Change in fair value included in earnings	—	(3)	(3)	(4)

Ending Balance	$55	$34	$55	$34
Derivative Contracts
The following table provides the aggregate notional value of outstanding derivative contracts.

	September 28,	December 31,
(In millions)	2019	2018

Notional Amount
Interest rate swaps (described in Note 8)	$3,100	$3,100
Cross-currency interest rate swaps - designated as net investment hedges	1,800	1,500
Currency exchange contracts	5,693	3,424
As discussed in Note 15, early in the fourth quarter of 2019, the company settled certain of its interest rate swaps and cross-currency interest rate swaps upon the redemption of the related debt securities.
While certain derivatives are subject to netting arrangements with counterparties, the company does not offset derivative assets and liabilities within the consolidated balance sheet. The following tables present the fair value of derivative instruments in the consolidated balance sheet and statement of income.

	Fair Value – Assets		Fair Value – Liabilities
	September 28,	December 31,	September 28,	December 31,
(In millions)	2019	2018	2019	2018

Derivatives Designated as Hedging Instruments
Interest rate swaps (a)	$—	$—	$31	$129
Cross-currency interest rate swaps (b)	107	28	—	—
Derivatives Not Designated as Hedging Instruments
Currency exchange contracts (c)	7	3	13	16

Total Derivatives	$114	$31	$44	$145

(a)	The fair value of the interest rate swaps is included in the consolidated balance sheet under the caption other long-term liabilities.

(b)	The fair value of the cross-currency interest rate swaps is included in the consolidated balance sheet under the caption other assets.

(c)	The fair value of the currency exchange contracts is included in the consolidated balance sheet under the captions other current assets or other accrued expenses.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following amounts related to cumulative basis adjustments for fair value hedges were included in the consolidated balance sheet under the caption long-term obligations:

	Carrying Amount of the Hedged Liability		Cumulative Amount of Fair Value Hedging Adjustment - Increase (Decrease) Included in Carrying Amount of Liability (d)
	September 28,	December 31,	September 28,	December 31,
(In millions)	2019	2018	2019	2018

Long-term Obligations	$3,078	$3,291	$(10)	$(93)

(d)	Includes increases in the carrying amount of $20 million and $30 million at September 28, 2019 and December 31, 2018, respectively, on discontinued hedging relationships.

	Gain (Loss) Recognized
	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(In millions)	2019	2018	2019	2018

Fair Value Hedging Relationships
Interest rate swaps
Hedged long-term obligations - included in other expense, net	$(14)	$8	$(95)	$60
Derivatives designated as hedging instruments - included in other expense, net	15	(8)	98	(57)
Derivatives Designated as Cash Flow Hedges
Interest rate swaps
Included in unrealized losses on hedging instruments within other comprehensive items	(50)	—	(50)	—
Amount reclassified from accumulated other comprehensive items to other expense, net	(3)	(3)	(10)	(9)
Financial Instruments Designated as Net Investment Hedges
Foreign currency-denominated debt
Included in currency translation adjustment within other comprehensive items	261	50	320	250
Cross-currency interest rate swaps
Included in currency translation adjustment within other comprehensive items	72	5	79	8
Included in other expense, net	13	9	41	12
Derivatives Not Designated as Hedging Instruments
Currency exchange contracts
Included in cost of product revenues	1	1	—	1
Included in other expense, net	43	(2)	49	25

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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

See Note 1 to the consolidated financial statements for 2018 included in the company's Annual Report on Form 10-K and Note 8 herein for additional information on the company's risk management objectives and strategies.
Cash Flow Hedge Arrangements
In September 2019, the company entered into interest rate swap arrangements to mitigate the risk of interest rates rising prior to completion of debt offerings. Based on the company's conclusion that the debt offerings were probable, the swaps hedged the cash flow risk for each of the interest payments on €1.80 billion plus $900 million aggregate principal amounts of the planned fixed-rate debt issues. The hedges were terminated in the third quarter of 2019, in connection with the early fourth quarter debt offerings (Note 15). The aggregate fair value of the hedges at that time, $38 million, net of tax, has been classified as a reduction to accumulated other comprehensive items and will be amortized to interest expense over the terms of the related debt issuances. The company had a cash outlay of $50 million in 2019 associated with termination of the arrangements, included in other financing activities, net, in the accompanying statement of cash flows.
Fair Value of Other Financial Instruments
The carrying value and fair value of the company’s notes receivable and debt obligations are as follows:

	September 28, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
(In millions)	Value	Value	Value	Value

Debt Obligations:
Senior notes	$16,350	$17,513	$18,276	$18,322
Commercial paper	683	683	693	693
Other	20	20	21	21

	$17,053	$18,216	$18,990	$19,036
The fair value of debt obligations was determined based on quoted market prices and on borrowing rates available to the company at the respective period ends which represent level 2 measurements.

Note 13.	Supplemental Cash Flow Information

	Nine Months Ended
	September 28,	September 29,
(In millions)	2019	2018

Non-cash Investing and Financing Activities
Declared but unpaid dividends	$77	$69
Issuance of stock upon vesting of restricted stock units	179	167

Cash, cash equivalents and restricted cash is included in the consolidated balance sheet as follows:

	September 28,	December 31,
(In millions)	2019	2018

Cash and Cash Equivalents	$1,273	$2,103
Restricted Cash Included in Other Current Assets	31	12
Restricted Cash Included in Other Assets	1	2

Cash, Cash Equivalents and Restricted Cash	$1,305	$2,117

Amounts included in restricted cash represent funds held as collateral for bank guarantees and incoming cash in China awaiting government administrative clearance.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 14.	Restructuring and Other Costs (Income), Net
Restructuring and other costs (income), net, in the first nine months of 2019 primarily included the gain on the sale of the company's Anatomical Pathology business, and, to a lesser extent, transaction/integration costs related to acquisitions and a divestiture; sales of inventories revalued at the date of acquisition; and continuing charges for headcount reductions and facility consolidations in an effort to streamline operations, including the closure and consolidation of operations within several facilities in the U.S. and Europe. In the first nine months of 2019, severance actions associated with facility consolidations and cost reduction measures affected approximately 1% of the company’s workforce.
As of November 1, 2019, the company has identified restructuring actions that will result in additional charges of approximately $80 million, primarily in 2019 and 2020, and expects to identify additional actions during 2019 which will be recorded when specified criteria are met, such as communication of benefit arrangements or when the costs have been incurred.
During the third quarter of 2019, the company recorded net restructuring and other costs (income) by segment as follows:

(In millions)	Cost of Revenues	Selling, General and Administrative Expenses	Restructuring and Other Costs (Income), Net	Total

Life Sciences Solutions	$5	$—	$3	$8
Analytical Instruments	—	—	1	1
Specialty Diagnostics	—	—	23	23
Laboratory Products and Services	—	8	4	12
Corporate	—	(1)	—	(1)

	$5	$7	$31	$43
During the first nine months of 2019, the company recorded net restructuring and other costs (income) by segment as follows:

(In millions)	Cost of Revenues	Selling, General and Administrative Expenses	Restructuring and Other Costs (Income), Net	Total

Life Sciences Solutions	$16	$—	$14	$30
Analytical Instruments	—	24	10	34
Specialty Diagnostics	—	4	(480)	(476)
Laboratory Products and Services	—	27	12	39
Corporate	—	(1)	2	1

	$16	$54	$(442)	$(372)

The principal components of net restructuring and other costs (income) by segment are as follows:
Life Sciences Solutions
In the first nine months of 2019, the Life Sciences Solutions segment recorded $30 million of net restructuring and other costs, principally charges to cost of revenues of $16 million for the sales of inventory revalued at the date of acquisition. The segment also recorded $14 million of restructuring and other charges for the impairment of acquired technology in development, and severance and other costs associated with facility consolidations in the U.S. and Europe.
Analytical Instruments
In the first nine months of 2019, the Analytical Instruments segment recorded $34 million of net restructuring and other charges, including $24 million of charges to selling, general, and administrative expense, principally transaction costs related to the acquisition of Gatan, subsequently terminated. The segment also recorded $10 million of restructuring and other costs, primarily for employee severance and other costs associated with facility consolidations in the U.S. and Europe.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Specialty Diagnostics
In the first nine months of 2019, the Specialty Diagnostics segment recorded $476 million of net restructuring and other income, primarily a gain on the divestiture of its Anatomical Pathology business (see Note 2). The segment also recorded $4 million of charges to selling, general, and administrative expense for transaction costs in connection with the sale of the Anatomical Pathology business.
Laboratory Products and Services
In the first nine months of 2019, the Laboratory Products and Services segment recorded $39 million of net restructuring and other charges. The segment recorded $27 million of charges to selling, general, and administrative expense, principally transaction costs related to the acquisition and integration of Brammer Bio. The segment also recorded $12 million of restructuring and other costs, primarily for employee severance at businesses streamlining operations and employee compensation due at Brammer Bio on the date of acquisition.
Corporate
In the first nine months of 2019, the company recorded $1 million of net restructuring and other costs for severance at its corporate operations, partially offset by income from favorable results of product liability litigation.
The following table summarizes the cash components of the company’s restructuring plans. The non-cash components and other amounts reported as restructuring and other costs (income), net, in the accompanying statement of income have been summarized in the notes to the tables. Accrued restructuring costs are included in other accrued expenses in the accompanying balance sheet.

(In millions)	Severance	Abandonment of Excess Facilities	Other (a)	Total

Balance at December 31, 2018	$34	$42	$4	$80
Cumulative effect of accounting change (b)	—	(28)	—	(28)
Costs incurred in 2019 (d)	25	3	9	37
Reserves reversed (c)	(3)	(1)	—	(4)
Payments	(29)	(8)	(8)	(45)
Currency translation	(1)	—	—	(1)

Balance at September 28, 2019	$26	$8	$5	$39

(a)
Other includes relocation and moving expenses associated with facility consolidations, as well as employee retention costs which are accrued ratably over the period through which employees must work to qualify for a payment.

(b)	Impact of adopting new lease accounting guidance on January 1, 2019.

(c)	Represents reductions in cost of plans.

(d)
Excludes $486 million net gain on the sale of businesses; $6 million of impairment of acquired in-process research and development; $3 million of compensation due to employees on the date of acquisition; and $2 million of other non-cash charges, net.

The company expects to pay accrued restructuring costs primarily through 2019.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 15.	Subsequent Events
Debt Issuances and Redemptions
Early in the fourth quarter of 2019, the company issued the following senior notes:

(In millions)	Principal Value Issued

0.125% 5.5-Year Senior Notes, Due 3/1/2025 (euro-denominated)	€800
0.500% 8.5-Year Senior Notes, Due 3/1/2028 (euro-denominated)	€800
2.600% 10-Year Senior Notes, Due 10/1/2029	$900
0.875% 12-Year Senior Notes, Due 10/1/2031 (euro-denominated)	€900
1.500% 20-Year Senior Notes, Due 10/1/2039 (euro-denominated)	€900
1.875% 30-Year Senior Notes, Due 10/1/2049 (euro-denominated)	€1,000

Net proceeds from the issuance of the notes in the table above was approximately $5.6 billion, after deducting underwriting discounts and estimated offering expenses. The company is using the proceeds to repay commercial paper obligations and to redeem the following senior notes:

(In millions)	Principal Value Redeemed

6.00% 10-Year Senior Notes, Due 3/1/2020	$750
1.50% 5-Year Senior Notes, Due 12/1/2020 (euro-denominated)	€425
5.00% 10-Year Senior Notes, Due 1/15/2021	$400
4.50% 10-Year Senior Notes, Due 3/1/2021	$1,000
3.60% 10-Year Senior Notes, Due 8/15/2021	$1,100
3.30% 7-Year Senior Notes, Due 2/15/2022	$800

In connection with the redemptions, the company paid $21 million upon the termination of the fixed to floating rate swap arrangements on the redeemed senior notes and received $47 million upon termination of the related cross-currency interest rate swap arrangements (see Note 8).
The company incurred approximately $142 million of losses on the early extinguishment of debt in October 2019 due to the redemptions and related interest rate swap terminations discussed above.

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
On June 28, 2019, the company sold its Anatomical Pathology business to PHC Holdings Corporation for $1.13 billion, net of cash divested. The business was part of the Specialty Diagnostics segment. The sale of this business resulted in a pre-tax gain of approximately $482 million, included in restructuring and other (income) costs, net. Revenues in 2019, through the date of sale, and the full year 2018 of the business sold were approximately $115 million and $238 million, respectively, net of retained sales through the company's healthcare market and research and safety market channel businesses.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Overview of Results of Operations and Liquidity

	Three Months Ended				Nine Months Ended
	September 28,		September 29,		September 28,		September 29,
(Dollars in millions)	2019		2018		2019		2018

Revenues
Life Sciences Solutions	$1,701	27.1%	$1,504	25.4%	$5,018	26.8%	$4,572	25.6%
Analytical Instruments	1,358	21.7%	1,333	22.5%	4,004	21.4%	3,901	21.9%
Specialty Diagnostics	879	14.0%	894	15.1%	2,779	14.9%	2,773	15.5%
Laboratory Products and Services	2,619	41.8%	2,470	41.7%	7,765	41.5%	7,433	41.6%
Eliminations	(285)	(4.6)%	(281)	(4.7)%	(853)	(4.6)%	(828)	(4.6)%

	$6,272	100%	$5,920	100%	$18,713	100%	$17,851	100%
Sales in the third quarter of 2019 were $6.27 billion, an increase of $352 million from 2018. Sales increased $27 million due to acquisitions, net of a divestiture. The unfavorable effects of currency translation resulted in a decrease in revenues of $83 million in the third quarter of 2019. Aside from the effects of acquisitions and currency translation, revenues increased $408 million (7%) primarily due to increased demand in the quarter compared to the 2018 quarter. Sales to customers in each of the company's primary end markets grew except for sales to industrial customers which were flat. Sales to customers in the biotech and pharmaceutical industry remained particularly strong. Sales growth was strong in Europe, Asia and North America.
In the third quarter of 2019, total company operating income and operating income margin were $946 million and 15.1%, respectively, compared with $912 million and 15.4%, respectively, in 2018. The increase in operating income was primarily due to profit on higher sales and, to a lesser extent, productivity improvements, net of inflationary cost increases. These increases were offset in part by strategic growth investments, reversal of a litigation accrual in the 2018 period and, to a lesser extent, unfavorable sales mix. The company’s references to strategic growth investments generally refer to targeted spending for enhancing commercial capabilities, including expansion of geographic sales reach and e-commerce platforms, marketing initiatives, expanded service and operational infrastructure, focused research projects and other expenditures to enhance the customer experience. The company’s references throughout this discussion to productivity improvements generally refer to improved cost efficiencies from its Practical Process Improvement (PPI) business system, reduced costs resulting from global sourcing initiatives, a lower cost structure following restructuring actions, including headcount reductions and consolidation of facilities, and low cost region manufacturing.
The company's effective tax rate was 7.6% for the third quarter of 2019. The company expects its effective tax rate for all of 2019 will be between 8% and 11% based on currently forecasted rates of profitability in the countries in which the company conducts business and expected generation of foreign tax credits. Due primarily to the non-deductibility of intangible asset amortization for tax purposes, the company’s cash payments for income taxes are higher than its income tax expense for financial reporting purposes and are expected to total $725 to $775 million in 2019. The company's effective tax rate was 12.5% for the third quarter of 2018 including a net tax provision of $47 million to adjust the impacts of U.S. tax reform.
Net income increased to $760 million in the third quarter of 2019 from $709 million in the third quarter of 2018, primarily due to the increase in operating income and decrease in income tax provision in the 2019 period (both discussed above) offset in part by $42 million of losses on the early extinguishment of debt in the third quarter of 2019.
During the first nine months of 2019, the company’s cash flow from operations totaled $3.06 billion compared with $2.74 billion for 2018. The increase primarily resulted from lower investment in working capital in 2019 as well as higher income before amortization and depreciation.
As of September 28, 2019, the company’s short-term debt totaled $661 million consisting principally of senior notes due within the next twelve months. The company has a revolving credit facility with a bank group that provides up to $2.50 billion of unsecured multi-currency revolving credit. If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of September 28, 2019, no borrowings were outstanding under the company’s revolving credit facility, although available capacity was reduced by approximately $80 million as a result of outstanding letters of credit. The company completed a refinancing of $5.6 billion of debt early in the fourth quarter as discussed in Note 15.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Overview of Results of Operations and Liquidity (continued)

The company believes that its existing cash and cash equivalents of $1.27 billion as of September 28, 2019 and its future cash flow from operations together with available borrowing capacity under its revolving credit agreement will be sufficient to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months.
Critical Accounting Policies and Estimates
The company’s discussion and analysis of its financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent liabilities. On an on-going basis, management evaluates its estimates, including those related to intangible assets and goodwill, income taxes, contingencies and litigation, and pension costs. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management bases its estimates on historical experience, current market and economic conditions and other assumptions that management believes are reasonable. The results of these estimates form the basis for judgments about the carrying value of assets and liabilities where the values are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements of the company’s Form 10-K for 2018, describe the significant accounting estimates and policies used in preparation of the consolidated financial statements. While there have been no significant changes in the company's critical accounting policies during the first nine months of 2019, as described in Note 1, the company changed the manner in which it accounts for leases under guidance that became effective January 1, 2019.
Results of Operations
Third Quarter 2019 Compared With Third Quarter 2018

	Three Months Ended
(In millions)	September 28, 2019	September 29, 2018	Total Change	Currency Translation / Other *	Acquisitions/ Divestitures	Operations

Revenues
Life Sciences Solutions	$1,701	$1,504	$197	$(21)	$24	$194
Analytical Instruments	1,358	1,333	25	(19)	—	44
Specialty Diagnostics	879	894	(15)	(11)	(63)	59
Laboratory Products and Services	2,619	2,470	149	(69)	68	150
Eliminations	(285)	(281)	(4)	37	(2)	(39)

Consolidated Revenues	$6,272	$5,920	$352	$(83)	$27	$408
* Currency Translation/Other for the Laboratory Products and Services segment includes a reduction of revenue of $35 million for the impact of a change in the method of reporting certain intersegment sales with no impact on consolidated results.
Sales in the third quarter of 2019 were $6.27 billion, an increase of $352 million from the third quarter of 2018. Sales increased $27 million due to acquisitions, net of a divestiture. The unfavorable effects of currency translation resulted in a decrease in revenues of $83 million in 2019. Aside from the effects of acquisitions/divestitures and currency translation, revenues increased $408 million (7%) primarily due to increased demand in the quarter compared to the 2018 quarter. Sales to customers in each of the company's primary end markets grew except for sales to industrial customers which were flat. Sales to customers in the biotech and pharmaceutical industry remained particularly strong. Sales growth was strong in Europe, Asia and North America.
In the third quarter of 2019, total company operating income and operating income margin were $946 million and 15.1%, respectively, compared with $912 million and 15.4%, respectively, in 2018. The increase in operating income was primarily due to profit on higher sales and, to a lesser extent, productivity improvements, net of inflationary cost increases. These increases were offset in part by strategic growth investments, reversal of a litigation accrual in the 2018 period and, to a lesser extent, unfavorable sales mix.
In the third quarter of 2019, the company recorded restructuring and other costs, net, of $43 million, including $19 million of net charges associated with sales of businesses in prior periods, including post-closing adjustments. The company recorded

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

$5 million of charges to cost of revenues for the sale of inventories revalued at the date of acquisition. The company also recorded $7 million of charges to selling, general and administrative expenses, principally transaction and integration-related costs for recent acquisitions. In addition, the company recorded $12 million of cash restructuring charges, primarily for employee severance and abandoned facilities costs associated with the closure and consolidation of facilities in the U.S. and Europe. See Note 14 for restructuring charges expected in future periods.
In the third quarter of 2018, the company recorded restructuring and other income, net, of $32 million, including $4 million of net credits to selling, general and administrative expenses, primarily income from favorable results of product liability litigation, offset in part by third-party transaction/integration costs related to recent and pending acquisitions. The company recorded $24 million of cash restructuring costs, including severance and abandoned facilities costs associated with the closure and consolidation of facilities in the U.S. and Europe. The company also recorded $51 million of other income, net, principally for the favorable resolution of a litigation matter.
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

	Three Months Ended
	September 28,	September 29,
(Dollars in millions)	2019	2018	Change

Revenues
Life Sciences Solutions	$1,701	$1,504	13%
Analytical Instruments	1,358	1,333	2%
Specialty Diagnostics	879	894	(2)%
Laboratory Products and Services	2,619	2,470	6%
Eliminations	(285)	(281)	1%

Consolidated Revenues	$6,272	$5,920	6%

Segment Income
Life Sciences Solutions	$586	$495	18%
Analytical Instruments	311	294	6%
Specialty Diagnostics	223	223	—%
Laboratory Products and Services	303	299	1%

Subtotal Reportable Segments	1,423	1,311	9%

Cost of Revenues Charges (Credits), Net	(5)	1
Selling, General and Administrative Charges (Credits), Net	(7)	4
Restructuring and Other Costs (Income), Net	(31)	27
Amortization of Acquisition-related Intangible Assets	(434)	(431)

Consolidated Operating Income	$946	$912	4%

Reportable Segments Operating Income Margin	22.7%	22.1%

Consolidated Operating Income Margin	15.1%	15.4%

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

Income from the company’s reportable segments increased 9% to $1.42 billion in the third quarter of 2019 due primarily to profit on higher sales and, to a lesser extent, productivity improvements, net of inflationary cost increases, offset in part by strategic growth investments and, to a lesser extent, unfavorable sales mix.
Life Sciences Solutions

	Three Months Ended
	September 28,	September 29,
(Dollars in millions)	2019	2018	Change

Revenues	$1,701	$1,504	13%

Operating Income Margin	34.5%	32.9%	1.6 pt
Sales in the Life Sciences Solutions segment increased $197 million to $1.70 billion in the third quarter of 2019. Sales increased $194 million (13%) due to higher revenues at existing businesses and $24 million due to an acquisition. The unfavorable effects of currency translation resulted in a decrease in revenues of $21 million. The increase in revenue at existing businesses was primarily due to increased demand in each of the segment's principal businesses with particular strength in sales of bioproduction and biosciences products.
Operating income margin was 34.5% in the third quarter of 2019 compared to 32.9% in the third quarter of 2018. The increase resulted primarily from profit on higher sales, offset in part by strategic growth investments and, to a lesser extent, unfavorable sales mix.
Analytical Instruments

	Three Months Ended
	September 28,	September 29,
(Dollars in millions)	2019	2018	Change

Revenues	$1,358	$1,333	2%

Operating Income Margin	23.0%	22.0%	1 pt
Sales in the Analytical Instruments segment increased $25 million to $1.36 billion in the third quarter of 2019. Sales increased $44 million (3%) due to higher revenues at existing businesses. The unfavorable effects of currency translation resulted in a decrease in revenues of $19 million. The increase in revenue at existing businesses was primarily due to increased demand for chromatography and mass spectrometry products.
Operating income margin was 23.0% in the third quarter of 2019 compared to 22.0% in the third quarter of 2018. The increase resulted primarily from profit on higher sales and productivity improvements, net of inflationary cost increases, offset in part by unfavorable sales mix and, to a lesser extent, strategic growth investments.
Specialty Diagnostics

	Three Months Ended
	September 28,	September 29,
(Dollars in millions)	2019	2018	Change

Revenues	$879	$894	(2)%

Operating Income Margin	25.3%	25.0%	0.3 pt
Sales in the Specialty Diagnostics segment decreased $15 million to $879 million in the third quarter of 2019. The divestiture of Anatomical Pathology business resulted in a decrease in sales of $63 million. The unfavorable effects of currency translation resulted in a decrease in revenues of $11 million. These decreases were offset in part by $59 million (7%) of higher revenues at existing businesses. The increase in revenue at existing businesses was due to higher demand in each of the

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

segment's principal businesses with particular strength in sales of products sold through the segment's healthcare market channel business as well as immunodiagnostic products.
Operating income margin was 25.3% in the third quarter of 2019 and 25.0% in the third quarter of 2018. The increase was primarily due to profit on higher sales and productivity improvements, net of inflationary cost increases, offset in part by strategic growth investments and unfavorable sales mix.
Laboratory Products and Services

	Three Months Ended
	September 28,	September 29,
(Dollars in millions)	2019	2018	Change

Revenues	$2,619	$2,470	6%

Operating Income Margin	11.6%	12.1%	-0.5 pt
Sales in the Laboratory Products and Services segment increased $149 million to $2.62 billion in the third quarter of 2019. Sales increased $150 million (6%) due to higher revenues at existing businesses and $68 million due to an acquisition. The unfavorable effects of currency translation resulted in a decrease in revenues of $34 million. Revenues decreased $35 million due primarily to a change in the method of reporting certain intersegment sales with no impact to consolidated results. The increase in revenue at existing businesses was primarily due to increased demand for products sold through its research and safety market channel business and service offerings of the segment's pharma services business.
Operating income margin was 11.6% in the third quarter of 2019 and 12.1% in the third quarter of 2018. The decrease was primarily due to strategic growth investments and, to a lesser extent, unfavorable sales mix offset in part by profit on higher sales and, to a lesser extent, productivity improvements, net of inflationary cost increases.
Other Expense, Net
The company reported other expense, net, of $124 million and $102 million in the third quarter of 2019 and 2018, respectively (Note 5). In the third quarter of 2019, the company recorded $42 million of losses on the early extinguishment of debt). An increase in interest income of $11 million in 2019 was offset in part by an increase in interest expense of $2 million. The company expects to incur an additional $142 million of losses on the early extinguishment of debt in the fourth quarter of 2019 (see Note 15).
Provision for Income Taxes
The company's effective tax rate was 7.6% for the third quarter of 2019. The company expects its effective tax rate for all of 2019 will be between 8% and 11% based on currently forecasted rates of profitability in the countries in which the company conducts business and expected generation of foreign tax credits. Due primarily to the non-deductibility of intangible asset amortization for tax purposes, the company’s cash payments for income taxes are higher than its income tax expense for financial reporting purposes and are expected to total $725 to $775 million in 2019. The company's effective tax rate was 12.5% for the third quarter of 2018 including a net tax provision of $47 million to adjust the impacts of U.S. tax reform.
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

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

First Nine Months of 2019 Compared With First Nine Months of 2018

	Nine Months Ended
(In millions)	September 28, 2019	September 29, 2018	Total Change	Currency Translation / Other *	Acquisitions/ Divestitures	Operations

Revenues
Life Sciences Solutions	$5,018	$4,572	$446	$(108)	$83	$471
Analytical Instruments	4,004	3,901	103	(85)	—	188
Specialty Diagnostics	2,779	2,773	6	(58)	(63)	127
Laboratory Products and Services	7,765	7,433	332	(189)	94	427
Eliminations	(853)	(828)	(25)	45	(2)	(68)

Consolidated Revenues	$18,713	$17,851	$862	$(395)	$112	$1,145
* Currency Translation/Other for the Laboratory Products and Services segment includes a reduction of revenue of $35 million for the impact of a change in the method of reporting certain intersegment sales with no impact on consolidated results.
Sales in the first nine months of 2019 were $18.71 billion, an increase of $862 million from the first nine months of 2018. Sales increased $112 million due to acquisitions, net of a divestiture. The unfavorable effects of currency translation resulted in a decrease in revenues of $395 million in 2019. Aside from the effects of currency translation and acquisitions, revenues increased $1.15 billion (6%) primarily due to increased demand. Sales to customers in each of the company's primary end markets grew with particular strength in sales to customers in the biotech and pharmaceutical industry. Sales growth was strong in each of the company's primary geographic areas, particularly Asia.
In the first nine months of 2019, total company operating income and operating income margin were $3.36 billion and 18.0%, respectively, compared with $2.64 billion and 14.8%, respectively, in the first nine months of 2018. The increase in operating income was primarily due to profit on higher sales, the gain on the sale of the Anatomical Pathology business and, to a lesser extent, productivity improvements, net of inflationary cost increases. These increases were offset in part by strategic growth investments, unfavorable sales mix and unfavorable foreign currency exchange.
In the first nine months of 2019, the company recorded restructuring and other income, net, of $372 million, including $482 million of net gains on the sale of businesses, principally the Anatomical Pathology business (see Note 2). The company also recorded $16 million of charges to cost of revenues for the sale of inventories revalued at the date of acquisition, and $54 million of net charges to selling, general and administrative expenses, principally transaction and integration-related costs related to acquisitions and a divestiture. In addition, the company recorded $33 million of cash restructuring charges, net, primarily for employee severance and abandoned facilities costs associated with the closure and consolidation of facilities in the U.S. and Europe (see Note 14).
In the first nine months of 2018, the company recorded restructuring and other costs, net, of $49 million, including $7 million of charges to cost of revenues primarily for the sale of inventories revalued at the date of acquisition. The company recorded $7 million of charges to selling, general and administrative expenses, primarily for third-party transaction and integration costs associated with recent and pending acquisitions, offset in part by income from the favorable results of product liability litigation. In addition, the company recorded $75 million of cash restructuring costs in its continuing effort to streamline operations, including severance at several businesses and abandoned facility expenses at businesses that have been or are being consolidated in the U.S., Europe and Asia. The company also recorded $40 million of other income, net, principally for resolution of a litigation matter.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

Segment Results

	Nine Months Ended
	September 28,	September 29,
(Dollars in millions)	2019	2018	Change

Revenues
Life Sciences Solutions	$5,018	$4,572	10%
Analytical Instruments	4,004	3,901	3%
Specialty Diagnostics	2,779	2,773	—%
Laboratory Products and Services	7,765	7,433	4%
Eliminations	(853)	(828)	3%

Consolidated Revenues	$18,713	$17,851	5%

Segment Income
Life Sciences Solutions	$1,756	$1,534	14%
Analytical Instruments	879	831	6%
Specialty Diagnostics	707	719	(2)%
Laboratory Products and Services	933	916	2%

Subtotal Reportable Segments	4,275	4,000	7%

Cost of Revenues Charges	(16)	(7)
Selling, General and Administrative Charges, Net	(54)	(7)
Restructuring and Other Income (Costs), Net	442	(35)
Amortization of Acquisition-related Intangible Assets	(1,285)	(1,316)

Consolidated Operating Income	$3,362	$2,635	28%

Reportable Segments Operating Income Margin	22.8%	22.4%

Consolidated Operating Income Margin	18.0%	14.8%
Income from the company’s reportable segments increased 7% to $4.28 billion in the first nine months of 2019 due primarily to profit on higher sales and, to a lesser extent, productivity improvements, net of inflationary cost increases, offset in part by strategic growth investments, unfavorable sales mix and unfavorable foreign currency exchange.
Life Sciences Solutions

	Nine Months Ended
	September 28,	September 29,
(Dollars in millions)	2019	2018	Change

Revenues	$5,018	$4,572	10%

Operating Income Margin	35.0%	33.5%	1.5 pt
Sales in the Life Sciences Solutions segment increased $446 million to $5.02 billion in the first nine months of 2019. Sales increased $471 million (10%) due to higher revenues at existing businesses and $83 million due to an acquisition. The unfavorable effects of currency translation resulted in a decrease in revenues of $108 million. The increase in revenue at existing businesses was primarily due to increased demand in each of the segment's principal businesses with particular strength in sales of bioproduction and biosciences products.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

Operating income margin was 35.0% in the first nine months of 2019 compared to 33.5% in the first nine months of 2018. The increase resulted primarily from profit on higher sales offset in part by strategic growth investments and, to a lesser extent, unfavorable sales mix and unfavorable foreign currency exchange.
Analytical Instruments

	Nine Months Ended
	September 28,	September 29,
(Dollars in millions)	2019	2018	Change

Revenues	$4,004	$3,901	3%

Operating Income Margin	22.0%	21.3%	0.7 pt
Sales in the Analytical Instruments segment increased $103 million to $4.00 billion in the first nine months of 2019. Sales increased $188 million (5%) due to higher revenues at existing businesses. The unfavorable effects of currency translation resulted in a decrease in revenues of $85 million. The increase in revenue at existing businesses was due to increased demand for products sold by each of the segment's primary businesses with particular strength in chromatography and mass spectrometry instruments.
Operating income margin was 22.0% in the first nine months of 2019 compared to 21.3% in the first nine months of 2018. The increase resulted primarily from profit on higher sales and, to a lesser extent, productivity improvements, net of inflationary cost increases. These increases were offset in part by unfavorable sales mix and strategic growth investments.
Specialty Diagnostics

	Nine Months Ended
	September 28,	September 29,
(Dollars in millions)	2019	2018	Change

Revenues	$2,779	$2,773	—%

Operating Income Margin	25.5%	25.9%	-0.4 pt
Sales in the Specialty Diagnostics segment increased $6 million to $2.78 billion in the first nine months of 2019. Sales increased $127 million (5%) due to higher revenues at existing businesses. The unfavorable effects of currency translation resulted in a decrease in revenues of $58 million and the divestiture of Anatomical Pathology business decreased revenue by $63 million. The increase in revenue at existing businesses was due to increased demand for products sold through the segment's healthcare market channel as well as clinical diagnostic and immunodiagnostic products.
Operating income margin was 25.5% in the first nine months of 2019 compared to 25.9% in the first nine months of 2018. The decrease was primarily due to strategic growth investments offset in part by profit on higher sales and, to a lesser extent, productivity improvements, net of inflationary cost increases.
Laboratory Products and Services

	Nine Months Ended
	September 28,	September 29,
(Dollars in millions)	2019	2018	Change

Revenues	$7,765	$7,433	4%

Operating Income Margin	12.0%	12.3%	-0.3 pt
Sales in the Laboratory Products and Services segment increased $332 million to $7.77 billion in 2019. Sales increased $427 million (6%) due to higher revenues at existing businesses and $94 million due to an acquisition. The unfavorable effects of currency translation resulted in a decrease in revenues of $154 million. Revenues decreased $35 million due primarily to a change in the method of reporting certain intersegment sales with no impact to consolidated results. The increase in revenue at

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

existing businesses was primarily due to increased demand in each of the segment's principal businesses with particular strength in service offerings of its pharma services business and products sold through its research and safety market channel business.
Operating income margin was 12.0% in the first nine months of 2019 compared to 12.3% in the first nine months of 2018. The decrease was primarily due to strategic growth investments and unfavorable sales mix offset in part by productivity improvements, net of inflationary cost increases, and profit on higher sales.
Other Expense, Net
The company reported other expense, net, of $330 million and $385 million in the first nine months of 2019 and 2018, respectively (Note 5). An increase in interest income of $87 million was offset in part by an increase in interest expense of $39 million. In 2019, the company recorded $42 million of losses on the early extinguishment of debt. The company expects to incur an additional $142 million of losses on the early extinguishment of debt in the fourth quarter of 2019 (see Note 15).
Provision for Income Taxes
The company recorded a $338 million provision for income taxes in the first nine months of 2019 including $191 million related to the gain on the sale of the Anatomical Pathology business. In addition, in 2019, the company recorded a $62 million income tax benefit related to a foreign exchange loss for tax purposes on certain intercompany financing arrangements and implemented foreign tax credit planning in Sweden which resulted in $75 million of foreign tax credits, with no related incremental U.S. income tax expense.
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
Liquidity and Capital Resources
Consolidated working capital (current assets less current liabilities) was $4.67 billion at September 28, 2019, compared with $4.48 billion at December 31, 2018. Included in working capital were cash and cash equivalents of $1.27 billion at September 28, 2019 and $2.10 billion at December 31, 2018.
First Nine Months of 2019
Cash provided by operating activities was $3.06 billion during the first nine months of 2019. Cash provided by income was offset in part by investments in working capital. Increases in accounts receivable and inventories used cash of $321 million and $449 million, respectively, primarily to support growth in sales. An increase in other assets used cash of $186 million primarily due to the timing of customer billings. Other liabilities increased by $172 million primarily due to advance payments from customers. Cash payments for income taxes increased to $589 million during the first nine months of 2019, compared with $449 million in the first nine months of 2018. The company made cash contributions to its pension and postretirement benefit plans totaling $40 million during the first nine months of 2019. Payments for restructuring actions, principally severance costs and lease and other expenses of real estate consolidation, used cash of $45 million during the first nine months of 2019.
During the first nine months of 2019, the company’s investing activities used $1.15 billion of cash. Acquisitions used cash of $1.69 billion. Proceeds from the sale of the Anatomical Pathology business provided $1.13 billion. The company's investing

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Liquidity and Capital Resources (continued)

activities also included the purchase of $637 million of property, plant and equipment. On September 30, 2019, the company acquired an active pharmaceutical ingredient manufacturing site in Cork, Ireland for approximately €90 million in cash.
The company’s financing activities used $2.60 billion of cash during the first nine months of 2019. Repayment of senior notes used cash of $1.70 billion. A net increase in commercial paper obligations provided cash of $3 million. The company’s financing activities also included the repurchase of $750 million of the company's common stock and the payment of $221 million in cash dividends, offset in part by $115 million of net proceeds from employee stock option exercises. On September 7, 2018, the Board of Directors authorized the repurchase of up to $2.00 billion of the company’s common stock. Early in the fourth quarter of 2019, the company repurchased $750 million of the company's common stock. At November 1, 2019, authorization remained for $500 million of future repurchases of the company’s common stock. As discussed in Note 15, early in the fourth quarter of 2019, the company issued new senior notes for net proceeds of $5.6 billion and is using those proceeds to redeem existing debt.
The company's commitments for purchases of property, plant and equipment, contractual obligations and other commercial commitments did not change materially between December 31, 2018 and September 28, 2019. The company expects that for all of 2019, expenditures for property, plant and equipment, net of disposals, will approximate $925 and $975 million.
As of September 28, 2019, the company’s short-term debt totaled $661 million consisting principally of senior notes due within the next twelve months. The company has a revolving credit facility with a bank group that provides up to $2.50 billion of unsecured multi-currency revolving credit. If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of September 28, 2019, no borrowings were outstanding under the company’s revolving credit facility, although available capacity was reduced by approximately $80 million as a result of outstanding letters of credit.
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
The company believes that its existing cash and cash equivalents of $1.27 billion as of September 28, 2019 and its future cash flow from operations together with available borrowing capacity under its revolving credit agreement will be sufficient to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months.
First Nine Months of 2018
Cash provided by operating activities was $2.74 billion during the first nine months of 2018. Cash provided by income was offset in part by investments in working capital. Increases in accounts receivable and inventories used cash of $64 million and $333 million, respectively, primarily to support growth in sales. An increase in other assets used cash of $185 million primarily due to the timing of customer billings and income tax refunds. Other liabilities decreased by $199 million primarily due to the timing of payments for income taxes and, to a lesser extent, incentive compensation. Cash payments for income taxes totaled $449 million. The company made cash contributions to its pension and postretirement benefit plans totaling $78 million during the first nine months of 2018. Payments for restructuring actions, principally severance costs and lease and other expenses of real estate consolidation, used cash of $62 million during the first nine months of 2018.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended September 28, 2019, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

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

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

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
Economic, political, foreign currency and other risks associated with international sales and operations could adversely affect our results of operations. International markets contribute a substantial portion of our revenues, and we intend to continue expanding our presence in these regions. The exposure to fluctuations in currency exchange rates takes on different forms. International revenues and costs are subject to the risk that fluctuations in exchange rates could adversely affect our reported revenues and profitability when translated into U.S. dollars for financial reporting purposes. These fluctuations could also adversely affect the demand for products and services provided by us. As a multinational corporation, our businesses occasionally invoice third-party customers in currencies other than the one in which they primarily do business (the "functional currency"). Movements in the invoiced currency relative to the functional currency could adversely impact our cash flows and our results of operations. As our international sales grow, exposure to fluctuations in currency exchange rates could have a larger effect on our financial results. In the first nine months of 2019, currency translation had an unfavorable effect of $395 million on revenues due to the strengthening of the U.S. dollar relative to other currencies in which the company sells products and services.
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

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

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

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

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
Moreover, we have acquired many companies and businesses. As a result of these acquisitions, we recorded significant goodwill and indefinite-lived intangible assets (primarily tradenames) on our balance sheet, which amount to approximately $25.62 billion and $1.25 billion, respectively, as of September 28, 2019. In addition, we have definite-lived intangible assets totaling $13.06 billion as of September 28, 2019. We assess the realizability of goodwill and indefinite-lived intangible assets annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. We assess the realizability of definite-lived intangible assets whenever events or changes in circumstances indicate that these assets may be impaired. These events or circumstances would generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and intangible assets will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses.

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

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

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

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

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
Our debt may restrict our investment opportunities or limit our activities. As of September 28, 2019, we had approximately $17.05 billion in outstanding indebtedness. In addition, we have availability to borrow under a revolving credit facility that provides for up to $2.50 billion of unsecured multi-currency revolving credit. We may also obtain additional long-term debt and lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.
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
Issuer Purchases of Equity Securities
There was no share repurchase activity for the company's third quarter of 2019. On September 7, 2018, the Board of Directors authorized the repurchase of up to $2.00 billion of the company’s common stock. At September 28, 2019, $1.25 billion was available for future repurchases of the company’s common stock under this authorization. Early in the fourth quarter of 2019, the company repurchased $750 million of the company's common stock, leaving $500 million remaining under this authorization.

Item 6.	Exhibits

See Exhibit Index on page 49.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 1, 2019	THERMO FISHER SCIENTIFIC INC.

/s/ Stephen Williamson
Stephen Williamson
Senior Vice President and Chief Financial Officer

/s/ Peter E. Hornstra
Peter E. Hornstra
Vice President and Chief Accounting Officer

THERMO FISHER SCIENTIFIC INC.
EXHIBIT INDEX

Exhibit Number	Description of Exhibit
4.1
Eighteenth Supplemental Indenture, dated as of September 30, 2019, between the Company, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed September 30, 2019 [File No. 1-8002] and incorporated in this document by reference).

4.2
Nineteenth Supplemental Indenture, dated as of October 8, 2019, between the Company, as issuer, and the Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed October 8, 2019 [File No. 1-8002] and incorporated in this document by reference).

31.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(b) and 15d-14(b), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(b) and 15d-14(b), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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