Form 10-K
period 2019-12-31
THERMO FISHER SCIENTIFIC INC.
filed 2020-02-26
CIK 97745

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2019 or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months. Yes ☒  No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.      Large accelerated filer ☒ Accelerated filer ☐        Non-accelerated filer ☐        Smaller reporting company ☐        Emerging growth company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of June 28, 2019, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $117,442,498,000 (based on the last reported sale of common stock on the New York Stock Exchange Composite Tape reporting system on June 28, 2019).
As of February 1, 2020, the Registrant had 398,828,389 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Sections of Thermo Fisher’s definitive Proxy Statement for the 2020 Annual Meeting of Shareholders are incorporated by reference into Parts II and III of this report.

THERMO FISHER SCIENTIFIC INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

THERMO FISHER SCIENTIFIC INC.
PART I
Item 1. Business
General Development of Business
Thermo Fisher Scientific Inc. (also referred to in this document as “Thermo Fisher,” “we,” the “company,” or the “registrant”) is the world leader in serving science. Our Mission is to enable our customers to make the world healthier, cleaner and safer. We serve more than 400,000 customers working in pharmaceutical and biotech companies, hospitals and clinical diagnostic labs, universities, research institutions and government agencies, as well as environmental, industrial quality and process control settings. Our global team of more than 75,000 colleagues delivers a unique combination of innovative technologies, purchasing convenience and pharmaceutical services through our industry-leading brands, including Thermo Scientific, Applied Biosystems, Invitrogen, Fisher Scientific, Unity Lab Services and Patheon.
We continuously increase our depth of capabilities in technologies, software and services, and leverage our extensive global channels to address our customers’ emerging needs. We do this through organic investments in research and development and through acquisitions. For example, in April 2019, we acquired, within the Laboratory Products and Services segment, Brammer Bio, expanding our contract manufacturing capabilities to include a full-range of viral vector development and manufacturing services. Our goal is to make our customers more productive in an increasingly competitive business environment, and to allow them to solve their challenges, from complex research to improved patient care, environmental and process monitoring, and consumer safety.
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

THERMO FISHER SCIENTIFIC INC.
Business (continued)
Our biosciences offerings include:
•Reagents, instruments, and consumables used for protein biology, molecular biology, sample preparation and cell imaging and analysis. The portfolio includes antibodies and products for protein purification, detection, modification, and analysis; and sequencing, detection and purification products used for high content analysis of nucleic acids. Many of these products are also used in applied markets, including agriculture, forensics, diagnostics product development, and toxicology research.
•Tools used for genetic engineering, amplification, quantification and analysis as well as RNA isolation, including stem cell reprogramming kits, transfection reagents, RNA interference reagents, along with gene editing tools and gene synthesis products.
•Cell culture media, reagents, and plastics for preserving and growing mammalian cells which are used in many life science research applications.
•Fluorescence-based technologies, which facilitate the labeling of molecules for biological research and drug discovery. These technologies include a wide range of cell analysis instruments, including flow cytometers and imaging platforms that enable fluorescence microscopy.
•Protein analysis products, including pre-cast electrophoresis gels for separating nucleic acids and proteins, and western blotting and staining tools.
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
Clinical Next-Generation Sequencing
Our clinical next-generation sequencing (NGS) business focuses on delivering simple, fast and cost-effective NGS technology for a range of applications. The business is focused on targeted sequencing solutions for research use and the application of NGS in oncology.
BioProduction
Our bioproduction business supports developers and manufacturers of biological-based therapeutics and vaccines with a portfolio of premium solutions and services focused on upstream cell culture, downstream purification, analytics for detection and quantitation of process/product impurities, and a suite of single-use solutions spanning the biologics workflow.
Our bioproduction offerings include:
•Single-use bioproduction solutions that provide our customers with faster turnaround and set-up times, minimal validation requirements, reduced investment and running costs, and increased flexibility of manufacturing capacity.
•Production cell culture media solutions, which are used by leading biotechnology and pharmaceutical companies to grow cells in controlled conditions and enable large scale cGMP (Current Good Manufacturing Practices) manufacturing of drugs and vaccines. We also provide our customers with the associated services to optimize the productivity of these production platforms.
•Chromatography products, which deliver superior capacity and resolution for process-scale bioseparations, and offer a broad set of scalable options for the purification of antibodies, antibody fragments and proteins.
•Rapid molecular products that deliver accurate results in less than four hours for contaminant detection, identification and quantitation.
•Scalable solutions for the manufacture of cell therapy based drugs.

THERMO FISHER SCIENTIFIC INC.
Business (continued)
Our Doe & Ingalls offerings include chemical distribution and supply chain services that provide primarily life science manufacturers with reliable, secure supply chains for their chemical raw materials.
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
•Liquid Chromatography (LC) Systems analyze complex sample matrices in liquids. Our high-pressure liquid chromatography (HPLC) and ultrahigh pressure liquid chromatography (UHPLC) systems offer high throughput and sensitivity and are sold either as stand-alone systems or integrated with our mass spectrometers (LC/MS and LC/MS/MS). These systems are used for a range of applications, from complex proteomic analyses to routine industrial quality assurance and quality control (QA/QC).
•Ion Chromatography (IC) Systems separate ionic (charged) or highly polar molecules (e.g., sugars and carbohydrates), usually found in water-based solutions, and typically detect them based on their electrical conductivity. Our IC products are used in a wide range of applications, including scientific research, and environmental testing, as well as quality control in pharmaceutical, food and beverage, and other industrial processes.
•Gas Chromatography (GC) Systems analyze complex sample matrices in gases, comprising both separation and detection technology. Separation technology is common to all gas chromatography analyzers, and is paired with either a conventional detector (GC) or with different types of mass spectrometers (GC/MS). Our GC/MS offering includes a triple stage quadrupole, a single stage quadrupole, an Orbitrap, and an ion trap, for a range of applications, including food safety testing, quantitative screening of environmental samples, and complex molecular analyses.
•Elemental Analysis Spectrometers use atomic spectroscopy techniques to identify trace concentrations of elements in liquid and solid samples primarily in environmental, petrochemical, food safety, metallurgical, geochemical and clinical/toxicology research applications. These products are widely used in growth markets such as China, India and Latin America to support compliance with increasingly stringent international environmental and consumer safety regulations.
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
•Life Sciences Mass Spectrometers include triple quadrupole and Orbitrap technologies. Our triple quadrupole systems provide high performance quantitative analysis of chemicals in biological fluids, environmental samples and food matrices. They are also used by the pharmaceutical industry for targeted quantitation during drug discovery. Our Orbitrap technologies provide high resolution and accurate mass capabilities for both research and applied markets and are well suited for drug metabolism, proteomics, environmental analysis, food safety, toxicology and clinical research applications. We also offer a comprehensive portfolio of instrument control and data analysis software to help customers simplify their workflows and obtain knowledge from often complex data.

THERMO FISHER SCIENTIFIC INC.
Business (continued)
•Inorganic Mass Spectrometers include four product lines: isotope ratio mass spectrometry (IRMS); multi-collector isotope ratio mass spectrometry (MC/IRMS); inductively coupled plasma mass spectrometry (ICP/MS); and high resolution trace mass spectrometry (HR Trace/MS). These products are primarily used for qualitative and quantitative analysis of inorganic matter in a range of applications, including environmental analysis, materials science and earth sciences.
Chemical Analysis
Our chemical analysis products fall into three main categories: materials and minerals instruments; field safety instruments; and environmental and process instruments. Customers use these products to quickly and accurately analyze the composition of materials to optimize workflows primarily in industrial applications or to help them comply with governmental regulations and industry safety standards. Our product lines range from those used on production lines to improve quality and efficiency, to portable systems for rapid and real-time chemical identification in the field or to analyze, measure or respond to hazardous situations.
•Materials and Minerals Instruments include production line process monitoring, and control systems for a range of industrial applications. For example, we offer on-line instruments that analyze bulk materials non-invasively and in real time to improve quality control and ensure safe operation in a mine or cement manufacturing plant, as well as systems that enable high-speed weighing during bulk materials handling. We also offer gauging systems that employ ionizing and non-ionizing technologies to measure the total thickness, basis weight and coating thickness of flat-sheet materials, such as steel, plastics, foil, rubber and glass. We also offer on-line analyzers based on a variety of technologies such as X-ray imaging and ultra-trace chemical detection, to inspect packaged goods for physical contaminants, validate fill quantities, or check for missing or broken parts on-line and at high speeds in the food and beverage, pharmaceutical production and packaging industries to maintain safety and quality standards.
•Field Safety Instruments are rugged handheld products that provide rapid, precise, real-time analysis at the point of need. Our main product categories are elemental analyzers, optical analyzers and radiation detection instruments. Our portable elemental analyzers use X-ray fluorescence (XRF) technology for identifying metal alloys in scrap metal recycling; QA/QC; precious metals analysis; environmental analysis; and lead screening in a range of consumer products. Our portable optical analyzers utilize Raman, Fourier transform infrared (FTIR) and near-infrared (NIR) technologies for use in the field by first responders, and law enforcement and military personnel who need to quickly and accurately identify chemicals and explosives in critical safety and security situations. Other applications include QA/QC in pharmaceutical production and identification of counterfeit drugs. Our radiation measurement products are used to monitor, detect and identify specific forms of radiation in nuclear power, environmental, industrial, medical, and security applications. Our primary customers include national, regional, and local government agencies responsible for monitoring cargo, vehicles and people traveling across borders. These products are also used by first-responders in safety and security situations, and for worker safety in the nuclear power and other industrial markets.
•Environmental and Process Instruments include fixed and portable instrumentation that help our customers protect people and the environment as well as comply with government regulations and industry safety standards. Our products are used by environmental regulatory agencies and power plant operators to measure ambient air, and stack gas emissions for compliance with regulated emissions standards for criteria pollutant gases. Our products are also used in ambient particulate monitoring applications by customers in mining environments to provide continuous measurements and logging of real-time concentrations and median particle sizes of airborne dust, smoke, mist and fumes to improve efficiency and increase worker safety.
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
•Electron Microscopy Instruments include transmission electron microscopes which provide imaging and characterization at the atomic scale, with applications in semiconductor development, materials science research and the characterization of protein structure and function. We also offer scanning electron microscopes which resolve features from the optical regime down to the nanometer length scale and are used for a wide variety of applications from materials characterization in science and engineering to applications in natural resources, manufacturing, and biological systems. Our DualBeam focused ion beam-scanning electron microscope systems are used for sample

THERMO FISHER SCIENTIFIC INC.
Business (continued)
preparation, 3D characterization, nanoprototyping, and industrial failure analysis. Our focused ion beam microscopes are used in a range of process control, failure analysis, and materials research applications. We also offer electrical failure analysis instruments which are used in root cause failure analysis and quality control, microCT instruments which are micro-computed tomography solutions for quantitative analysis of a broad range of materials, providing 3D visualization of large volumes non-destructively and 3D visualization software that turns the data and images generated by a broad range of instruments into 3D visualizations of the microscopic sample, allowing quantitative analysis of material properties.
•Molecular Spectroscopy Instruments are divided into four primary techniques: FTIR, Raman, NIR and ultraviolet/visible (UV/Vis) spectroscopy. These technologies are typically used in the laboratory to provide information on the structure of molecules to identify, verify and quantify organic materials in pharmaceutical, biotechnology, polymer, chemical, and forensic sciences. Our material characterization instruments include rheometers and extruders that measure viscosity, elasticity, processability, and temperature-related mechanical changes of various materials. We also provide a range of surface analysis instruments commonly used in the semiconductor, metals, coatings, and polymer industries as a product development and failure analysis tool.
•Laboratory Elemental Analysis Instruments and analyzers use X-ray fluorescence (XRF), X-ray diffraction (XRD), and arc spark optical emission (OES) techniques for accurate and precise analysis of bulk materials in the metals, cement, minerals, and petrochemicals industries.
Specialty Diagnostics Segment
Our Specialty Diagnostics segment offers a wide range of diagnostic test kits, reagents, culture media, instruments and associated products in order to serve customers in healthcare, clinical, pharmaceutical, industrial, and food safety laboratories. Our healthcare products are used to increase the speed and accuracy of diagnoses, which improves patient care in a more cost efficient manner. This segment has five primary businesses – Clinical Diagnostics, ImmunoDiagnostics, Microbiology, Transplant Diagnostics and our Healthcare Market Channel. In June 2019, the company sold its Anatomical Pathology business, previously reported in this segment. The business offered products primarily for cancer diagnosis and medical research in histology, cytology and hematology applications.
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

THERMO FISHER SCIENTIFIC INC.
Business (continued)
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
Laboratory Products
Our laboratory products are used primarily by pharmaceutical companies for drug discovery and development and by biotechnology companies and universities for life science research to advance the prevention and cure of diseases and enhance quality of life. This offering consists of equipment, accessories, and services for sample preparation, storage and protection, and analysis:
•Laboratory Equipment Technologies includes our leading laboratory refrigerators and freezers, ultralow-temperature freezers and cryopreservation storage tanks for maintaining samples in a cold environment to protect them from degradation. We also offer temperature control products such as heated bath circulators, immersion coolers, recirculating chillers, water baths, and dry baths in a range of sizes, temperatures and configurations for life science, analytical chemistry, manufacturing and quality-control applications. In addition, we offer sample preparation and preservation equipment, which protects our customers’ chemical and biological samples and supports the growth of cells and organisms in optimal conditions such as temperature, carbon dioxide and humidity as well as incubators and related products. We also offer centrifugation products, which are used to separate biological matrices and inorganic materials, including microcentrifuges, general use bench-top centrifuges and floor models. Additionally, we offer biological safety cabinets, which enable technicians to handle samples without risk to themselves or their environment and without risk of cross-contamination of samples.
•Water and Laboratory Products include water analysis instruments such as meters, electrodes and solutions for the measurement of pH, ions, conductivity, dissolved oxygen, turbidity and other key parameters in the lab and production line. We also offer other laboratory equipment such as water purification systems, shakers, vacuum concentrators, microbiological incubators, ovens, furnaces, hotplates, stirrers, stirring hotplates, and other related products.
•Laboratory Plastics Essentials include a leading offering of laboratory pipette tips and a complementary range of handheld and automated pipetting systems, supporting low-through high-throughput activity. These products optimize productivity and ergonomics, and ensure accurate results. We also offer sample preparation and storage products such as centrifugation consumables as well as vials and organization systems for ultralow temperature and cryogenic storage, with specific products designed for low protein binding and low DNA binding and containers for packaging

THERMO FISHER SCIENTIFIC INC.
Business (continued)
life science and diagnostic reagents as well for the storage and transport of bulk intermediates and active pharmaceutical ingredients. Additionally, our offerings include a complete selection of clinical specimen collection products, drug-of-abuse collection kits and environmental and food-safety glass and plastic vials, bottles and containers, plastic transfer pipettes, general purpose clinical laboratory consumables and containers for breast milk collection, storage and feeding primarily used in neo-natal units and by lactation specialists. We also provide OEM and custom kit assembly services for clinical and drugs-of-abuse test kits.
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
•Drug Substance Services - Our service offerings address small molecules, produced through chemical synthesis, and large molecules such as antibodies and proteins produced through mammalian cell culture. We provide development and manufacturing services for small molecule APIs and the biologically active component of pharmaceutical products under current good manufacturing practice (cGMP) conditions from early development through commercial production.
•Drug Product Services - We manufacture both small-molecule and large-molecule products for customers in conventional and specialized dosage forms. We differentiate ourselves by our breadth of dosage forms and specialized

THERMO FISHER SCIENTIFIC INC.
Business (continued)
capabilities in both oral solid and sterile dosage forms. We provide a wide spectrum of advanced formulation, production and technical services and scientific expertise and solutions, from the early stages of a product’s development to regulatory approval and commercial scale production.
•Clinical Trials Services - We provide global services for pharmaceutical and biotechnology companies engaged in clinical trials, including comparator sourcing; specialized packaging; over-encapsulation; multi-lingual and specialized labeling and distribution for phase I through phase IV clinical trials; biological-specimen management and biobanking services; specialty pharmaceutical logistics; and clinical supply-chain planning and management.
•Viral Vector Services - We provide a full-range of viral vector development and manufacturing services for customers developing and commercializing gene and cell therapies, including process development, optimization, scale-up, analytical development and qualification of viral vectors for commercial manufacturing. Our breadth of vector platform includes the five most widely used virus types, providing extensive coverage across the gene and cell therapy landscape.
Sales and Marketing
We market and sell our products and services through a direct sales force, customer-service professionals, electronic commerce, third-party distributors and various catalogs.
We offer our products and services through leading brands including:
•The Thermo Scientific brand offers customers in research, diagnostics, industrial, and applied markets a complete range of high-end analytical instruments as well as laboratory equipment, software, services, consumables and reagents. Our portfolio of products includes innovative technologies for mass spectrometry, chromatography, elemental analysis, electron microscopy, molecular spectroscopy, sample preparation, informatics, chemical research and analysis, cell culture, bioprocess production, cellular, protein and molecular biology research, allergy testing, drugs-of-abuse testing, therapeutic drug monitoring testing, microbiology, as well as environmental monitoring and process control.
•The Applied Biosystems brand offers customers in research, clinical and applied markets integrated instrument systems, reagents, and software for genetic analysis. Our portfolio includes innovative technologies for genetic sequencing and real-time, digital and end point polymerase chain reaction (PCR), that are used to determine meaningful genetic information in applications such as cancer diagnostics, human identification testing, and animal health, as well as inherited and infectious disease.
•The Invitrogen brand offers life science customers a broad range of consumables and instruments that accelerate research and ensure consistency of results. Our portfolio of products includes innovative solutions for cellular analysis and biology, flow cytometry, cell culture, protein expression, synthetic biology, molecular biology and protein biology.
•Fisher Scientific is our channels brand, offering customers a complete portfolio of laboratory equipment and consumables, chemicals, supplies and services used in scientific research, healthcare, safety, and education markets. These products are offered through an extensive network of direct sales professionals, segment-relevant printed collateral and digital content, a state-of-the-art website, and supply-chain management services.
•Unity Lab Services is our instrument and equipment services brand, offering a complete portfolio of services from enterprise level engagements to individual instruments and laboratory equipment, regardless of the original manufacturer. Through our network of world-class service and support personnel, we provide services that are designed to help our customers improve productivity, reduce costs, and drive decisions with better data.
•Patheon is our contract development and manufacturing brand, representing the comprehensive offering of services that we provide to customers ranging from small biotech to large pharmaceutical companies. We support our customers’ development of innovative medicines, including biologics, gene therapies and vaccines. By leveraging our expanding global network of facilities, we deliver high-quality services at all stages of the drug lifecycle, from discovery to development through clinical trials and commercial manufacturing.
We have approximately 13,000 sales personnel including highly trained technical specialists who enable us to better meet the needs of our more technical end-users. We also provide customers with product standardization and other supply-chain-management services to reduce procurement costs.

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
Backlog
Our backlog of firm orders at year-end 2019 and 2018 was as follows:

(In millions)	2019	2018

Life Sciences Solutions	$893	$647
Analytical Instruments	2,198	2,243
Specialty Diagnostics	172	187
Laboratory Products and Services	4,577	2,042
Eliminations	(72)	(32)

	$7,768	$5,087
We believe that approximately 63% of our backlog at the end of 2019 will be filled during 2020.
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

THERMO FISHER SCIENTIFIC INC.
Business (continued)
Competition
The company encounters aggressive and able competition in virtually all of the markets we serve. Because of the diversity of our products and services, we face many different types of competitors and competition. Our competitors include a broad range of manufacturers and third-party distributors. Competitive climates in many of the markets we serve are characterized by changing technology and customer demands that require continuing research and development. Our success primarily depends on the following factors:
•technical performance and advances in technology that result in new products and improved price/performance ratios;
•product differentiation, availability and reliability;
•the depth of our capabilities;
•our reputation among customers as a quality provider of products and services;
•customer service and support;
•active research and application-development programs; and
•relative prices of our products and services.
Environmental Matters
We are subject to various laws and governmental regulations concerning environmental matters and employee safety and health in the United States and other countries. U.S. federal environmental legislation that affects us includes the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Clean Air Act, the Clean Water Act, the Safe Drinking Water Act, and the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). We are also subject to regulation by the Occupational Safety and Health Administration (OSHA) concerning employee safety and health matters. The United States Environmental Protection Agency (USEPA), OSHA, and other federal agencies have the authority to promulgate regulations that have an effect on our operations.
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
Our Fair Lawn and Somerville, New Jersey facilities entered into administrative consent orders with the New Jersey Department of Environmental Protection in 1984 to maintain groundwater-remediation activities at these sites, and are currently under the State’s Licensed Site Remediation Professional Program. As the owner of the Fair Lawn facility, we are listed as a potentially responsible party for remediation within an area called the Fair Lawn Wellfields Superfund Site, and, in 2008, the company and certain other parties entered into a consent order with the USEPA to complete a Remedial Investigation/Feasibility Study. In 2018, the USEPA issued a Record of Decision, including the scope of required remediation work based on findings of this study. In 2019, the company and another responsible party signed a proposed consent decree that, once approved by the court, requires the parties to finance and perform the required remediation work with USEPA oversight. In 2011, our Life Technologies subsidiary entered into a consent decree with the USEPA and other responsible parties to implement a groundwater remedy at the former Davis Landfill Superfund site in Smithfield, Rhode Island.
We record accruals for environmental liabilities based on current interpretations of environmental laws and regulations when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. We calculate estimates based upon several factors, including reports prepared by environmental specialists and management’s knowledge and experience with these environmental matters. We include in these estimates potential costs for investigation, remediation and operation and maintenance of cleanup sites. Accrued liabilities for environmental matters totaled $66 million at December 31, 2019.
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
We have more than 75,000 employees.
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

THERMO FISHER SCIENTIFIC INC.
Business (continued)
Information about Our Executive Officers

Name	Age	Present Title (Fiscal Year First Became Executive Officer)	Other Positions Held

Marc N. Casper	51	Chairman, President and Chief Executive Officer (2001)	President and Chief Executive Officer (2009-2020) Chief Operating Officer (2008-2009) Executive Vice President (2006-2009)
Mark P. Stevenson	57	Executive Vice President and Chief Operating Officer (2014)	Executive Vice President and President, Life Sciences Solutions (2014-2017) President and Chief Operating Officer, Life Technologies Corporation (2008-2014)
Michel Lagarde	46	Executive Vice President (2017)	Senior Vice President and President, Pharma Services (2017-2019) President and Chief Operating Officer, Patheon N.V. (2016-2017) Managing Director, JLL Partners* (2008-2016)
Michael A. Boxer	58	Senior Vice President and General Counsel (2018)	Executive Vice President and Group General Counsel, Luxottica Group S.p.A. (2011-2017)
Syed A. Jafry	56	Senior Vice President and President, Regions (2019)	Senior Vice President, Asia-Pacific and Emerging Markets (2011-2017)
Stephen Williamson	53	Senior Vice President and Chief Financial Officer (2015)	Vice President, Financial Operations (2008-2015)
Peter E. Hornstra	60	Vice President and Chief Accounting Officer (2001)	Corporate Controller (1996-2007)
*JLL Partners is a private equity firm focused on healthcare.

Item 1A. Risk Factors
Set forth below are the risks that we believe are material to our investors. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements in Item 1. Business under the caption “Forward-looking Statements”.
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
It may be difficult for us to implement our strategies for improving internal growth. Our growth depends in part on the growth of the markets which we serve. Any decline or lower than expected growth in our served markets could diminish demand for our products and services, which would adversely affect our results of operations and financial condition. To address this issue, we are pursuing a number of strategies to improve our internal growth, including:
•strengthening our presence in selected geographic markets;
•allocating research and development funding to products with higher growth prospects;
•developing new applications for our technologies;
•expanding our service offerings;

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

•continuing key customer initiatives;
•combining sales and marketing operations in appropriate markets to compete more effectively;
•finding new markets for our products; and
•continuing the development of commercial tools and infrastructure to increase and support cross-selling opportunities of products and services to take advantage of our depth in product offerings.
We may not be able to successfully implement these strategies, and these strategies may not result in the expected growth of our business.
Our business is affected by general economic conditions and related uncertainties affecting markets in which we operate. Our business is affected by general economic conditions, both inside and outside the U.S. If the global economy and financial markets, or economic conditions in Europe, the U.S. or other key markets, are unstable, it could adversely affect the business, results of operations and financial condition of the company and its customers, distributors, and suppliers, having the effect of
•reducing demand for some of our products;
•increasing the rate of order cancellations or delays;
•increasing the risk of excess and obsolete inventories;
•increasing pressure on the prices for our products and services;
•causing supply interruptions which could disrupt our ability to produce our products; and
•creating longer sales cycles and greater difficulty in collecting sales proceeds.
Our growth could suffer if the markets into which we sell our products and services decline, do not grow as anticipated or experience cyclicality. Our growth depends in part on the growth of the markets which we serve. Any decline or lower than expected growth in our served markets could diminish demand for our products and services, which would adversely affect our financial statements. Certain of our businesses operate in industries that may experience periodic, cyclical downturns.
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
Economic, political, foreign currency and other risks associated with international sales and operations could adversely affect our results of operations. International markets contribute a substantial portion of our revenues, and we intend to continue expanding our presence in these regions. The exposure to fluctuations in currency exchange rates takes on different forms. International revenues and costs are subject to the risk that fluctuations in exchange rates could adversely affect our reported revenues and profitability when translated into U.S. dollars for financial reporting purposes. These fluctuations could also adversely affect the demand for products and services provided by us. As a multinational corporation, our businesses occasionally invoice third-party customers in currencies other than the one in which they primarily do business (the “functional currency”). Movements in the invoiced currency relative to the functional currency could adversely impact our cash flows and our results of operations. As our international sales grow, exposure to fluctuations in currency exchange rates could have a larger effect on our financial results. In 2019, currency translation had an unfavorable effect of $440 million on revenues due to the strengthening of the U.S. dollar relative to other currencies in which the company sells products and services.
In addition, many of our employees, contract manufacturers, suppliers, job functions, outsourcing activities and manufacturing facilities are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:
•interruption to transportation flows for delivery of parts to us and finished goods to our customers;
•changes in a specific country's or region's political, economic or other conditions;
•changes in diplomatic and trade relationships, including new tariffs, trade protection measures, import or export licensing requirements, trade embargoes and sanctions and other trade barriers;

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

•tariffs imposed by the U.S. on goods from other countries and tariffs imposed by other countries on U.S. goods, including the tariffs recently adopted by the U.S. government on various imports from China and by the Chinese government on certain U.S. goods;
•the impact of public health epidemics on the global economy, such as the coronavirus currently impacting China;
•negative consequences from changes in tax laws;
•difficulty in staffing and managing widespread operations;
•differing labor regulations;
•differing protection of intellectual property;
•unexpected changes in regulatory requirements; and
•geopolitical uncertainty or turmoil, including terrorism and war.
For example, on January 31, 2020, the United Kingdom formally withdrew from the European Union, or EU and entered a transition period during which it will negotiate a trade deal with the EU. This withdrawal has created political and economic uncertainty, particularly in the United Kingdom and the EU, and this uncertainty may last for years. Our business could be affected during this period of uncertainty, and perhaps longer, by the impact of the United Kingdom’s withdrawal from the EU. In addition, our business could be negatively affected by new trade agreements between the United Kingdom and other countries, including the United States, and by the possible imposition of trade or other regulatory barriers in the United Kingdom. These possible negative impacts, and others resulting from the United Kingdom’s withdrawal from the EU, may adversely affect our operating results and our customers’ businesses.
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
Changes in governmental regulations may reduce demand for our products or increase our expenses. We compete in many markets in which we and our customers must comply with federal, state, local and international regulations, such as environmental, health and safety and food and drug regulations. We develop, configure and market our products to meet customer needs created by those regulations. Any significant change in regulations could reduce demand for our products or increase our expenses. For example, we manufacture pharmaceuticals and many of our instruments are marketed to the

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

pharmaceutical industry for use in discovering and developing drugs. Changes in the U.S. Food and Drug Administration’s regulation of the drug discovery and development process could have an adverse effect on the demand for these products.
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
Moreover, we have acquired many companies and businesses. As a result of these acquisitions, we recorded significant goodwill and indefinite-lived intangible assets (primarily tradenames) on our balance sheet, which amount to approximately $25.71 billion and $1.25 billion, respectively, as of December 31, 2019. In addition, we have definite-lived intangible assets totaling $12.76 billion as of December 31, 2019. We assess the realizability of goodwill and indefinite-lived intangible assets annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. We assess the realizability of definite-lived intangible assets whenever events or changes in circumstances indicate that these assets may be impaired. These events or circumstances would generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and intangible assets will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses.

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
We are also subject to a variety of federal, state, local and international laws and regulations that govern, among other things, the handling, transportation and manufacture of substances that could be classified as hazardous, and we are required to

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

comply with various import laws and export control and economic sanctions laws, which may affect our transactions with certain customers. In certain circumstances, export control and economic sanctions regulations may prohibit the export of certain products, services and technologies. In other circumstances, we may be required to obtain an export license before exporting the controlled item. Compliance with the various import laws that apply to our businesses can restrict our access to, and increase the cost of obtaining, certain products and at times can interrupt our supply of imported inventory. Any noncompliance by us with applicable laws and regulations or the failure to maintain, renew or obtain necessary permits and licenses could result in criminal, civil and administrative penalties and could have an adverse effect on our results of operations.
Our reputation, ability to do business and financial statements may be impaired by improper conduct by any of our employees, agents or business partners. We have internal controls and compliance systems to protect the company against acts committed by employees, agents or businesses that we acquire that would violate U.S. and/or non-U.S. laws, including the laws governing payments to government officials, bribery, fraud, kickbacks and false claims, pricing, sales and marketing practices, conflicts of interest, competition, employment practices and workplace behavior, export and import compliance, money laundering and data privacy, but we cannot provide assurance that these controls and systems will prevent every such wrongful act. In particular, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business, and we operate in many parts of the world that have experienced governmental corruption to some degree. Any such improper actions or allegations of such acts could damage our reputation and subject us to civil or criminal investigations in the United States and in other jurisdictions and related shareholder lawsuits, could lead to substantial civil and criminal, monetary and nonmonetary penalties and could cause us to incur significant legal and investigatory fees. In addition, the government may seek to hold us liable for violations committed by companies which we acquire. We also rely on our suppliers to adhere to our supplier standards of conduct, and material violations of such standards of conduct could occur that could have a material effect on our business, reputation and financial statements.
Natural disasters, public health crises, political crises, and other catastrophic events or other events outside of our control may disrupt our facilities or the facilities of third parties on which we depend, and could impact customer spending. We have significant operations in California, near major earthquake faults, which make us susceptible to earthquake risk. An earthquake or other natural disaster such as a fire or hurricane or power shortages or outages could disrupt our operations or impair our critical systems. Any of these disruptions or other events outside of our control, such as strikes or other labor unrest, could have an adverse effect on our results of operations. In addition, if any of our facilities, including our manufacturing or warehouse facilities, or the facilities of our suppliers, third-party service providers, or customers, is affected by natural disasters, such as earthquakes, tsunamis, power shortages or outages, floods or monsoons, public health crises, such as pandemics and epidemics, political crises, such as terrorism, war, political instability or other conflict, or other events outside of our control, such as strikes or other labor unrest, our results of operations could be adversely affected. Moreover, these types of events could negatively impact customer spending in the impacted regions or depending upon the severity, globally, which could also adversely impact our operating results. For example, in December 2019, a strain of coronavirus surfaced in Wuhan, China which could have a material adverse effect on our business and results of operations. The effects could include restrictions on our ability to travel to support our sites in China or our customers located there, disruptions in our ability to distribute products, and/or temporary closures of our facilities in China or the facilities of our suppliers or customers. Related disruption, inside or outside of China, to our operations or the operations of our suppliers or customers would likely impact our sales and operating results. At this point, the extent to which the coronavirus may impact our results of operations is uncertain.
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
Our reliance upon sole or limited sources of supply for certain materials or components could cause production interruptions, delays and inefficiencies. Some of our businesses purchase certain materials from sole or limited source suppliers for reasons of quality assurance, regulatory requirements, cost effectiveness, availability or uniqueness of design. If

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

these or other suppliers encounter financial, operating or other difficulties or if our relationship with them changes, we might not be able to quickly establish or qualify replacement sources of supply. The supply chains for our businesses could also be disrupted by supplier capacity constraints, bankruptcy or exiting of the business for other reasons, decreased availability of key raw materials or commodities and external events such as natural disasters, pandemic health issues, war, terrorist actions, governmental actions and legislative or regulatory changes. Any of these factors could result in production interruptions, delays, extended lead times and inefficiencies.
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
If we are unable to maintain reliable information technology systems and appropriate controls with respect to global data privacy and security requirements and prevent data breaches, we may suffer regulatory consequences in addition to business consequences. As a global organization, we are subject to data privacy and security laws, regulations, and customer-imposed controls in numerous jurisdictions as a result of having access to and processing confidential, personal and/or sensitive data in the course of our business. For example, in the United States, individual states regulate data breach and security requirements and multiple governmental bodies assert authority over aspects of the protection of personal privacy. European laws require us to have an approved legal mechanism to transfer personal data out of Europe, and the EU General Data Protection Regulation imposes significantly stricter requirements in how we collect and process personal data. Several countries, such as China and Russia, have passed laws that require personal data relating to their citizens to be maintained on local servers and impose additional data transfer restrictions. Government enforcement actions can be costly and interrupt the regular operation of our business, and data breaches or violations of data privacy laws can result in fines, reputational damage and civil lawsuits, any of which may adversely affect our business, reputation and financial statements.
Our debt may restrict our investment opportunities or limit our activities. As of December 31, 2019, we had approximately $17.75 billion in outstanding indebtedness. In addition, we have availability to borrow under a revolving credit facility that provides for up to $2.50 billion of unsecured multi-currency revolving credit. We may also obtain additional long-term debt and lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The company owns and leases office, engineering, laboratory, production and warehouse space throughout the world.

Item 3. Legal Proceedings
There are various lawsuits and claims against the company involving product liability, intellectual property, employment and commercial issues. See “Note 12 to our Consolidated Financial Statements – Commitments and Contingencies.”

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Price of Common Stock
Our common stock is traded on the New York Stock Exchange under the symbol TMO.
Holders of Common Stock
As of February 1, 2020, the company had 3,154 holders of record of its common stock. This does not include holdings in street or nominee names.

THERMO FISHER SCIENTIFIC INC.
Issuer Purchases of Equity Securities
A summary of the share repurchase activity for the company's fourth quarter of 2019 follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plans or Programs (1) (in millions)

Fiscal October (Sep. 29 - Nov. 2)	2,636,305	$284.49	2,636,305	$500
Fiscal November (Nov. 3 - Nov. 30)	—		—	2,500
Fiscal December (Dec. 1 - Dec. 31)	—		—	2,500

Total Fourth Quarter	2,636,305	$284.49	2,636,305	$2,500
(1) On September 7, 2018, the Board of Directors authorized the repurchase of up to $2.00 billion of the company’s common stock. All of the shares of common stock repurchased by the company during the fourth quarter of 2019 were purchased under this program. On November 8, 2019, the Board of Directors replaced the existing authorization to repurchase the company’s common stock, of which $500 million was remaining, with a new authorization to repurchase up to $2.50 billion of the company’s common stock. At February 26, 2020, authorization remained for $1.00 billion of future repurchases of the company’s common stock.

Item 6. Selected Financial Data

(In millions except per share amounts)	2019 (a)	2018 (b)	2017 (c)	2016 (d)	2015 (e)

Statement of Income Data
Revenues	$25,542	$24,358	$20,918	$18,274	$16,965
Income from Continuing Operations	3,696	2,938	2,228	2,025	1,980
Net Income	3,696	2,938	2,225	2,022	1,975
Earnings per Share from Continuing Operations:
Basic	9.24	7.31	5.65	5.13	4.97
Diluted	9.17	7.24	5.60	5.10	4.93
Earnings per Share:
Basic	9.24	7.31	5.64	5.12	4.96
Diluted	9.17	7.24	5.59	5.09	4.92

Balance Sheet Data
Total Assets	$58,381	$56,232	$56,669	$45,908	$40,834
Long-term Obligations	17,076	17,719	18,873	15,372	11,420

Cash Dividend Declared per Common Share	$0.76	$0.68	$0.60	$0.60	$0.60
The caption “restructuring and other costs/income” in the notes below includes amounts charged to cost of revenues, primarily for the sale of inventories revalued at the date of acquisition, and charges/credits to selling, general and administrative expense primarily for significant acquisition transaction costs.
(a)Reflects $334 million of pre-tax income from gains on sale of businesses, net of restructuring and other costs and $184 million of pre-tax losses on the early extinguishment of debt.
(b)Reflects $91 million of pre-tax charges for restructuring and other costs.
(c)Reflects $298 million of pre-tax charges for restructuring and other costs. Also reflects the acquisition of Patheon N.V. in August 2017.
(d)Reflects $395 million of pre-tax charges for restructuring and other costs. Also reflects the acquisitions of Affymetrix, Inc. in March 2016 and FEI Company in September 2016.
(e)Reflects $171 million of pre-tax charges for restructuring and other costs.

THERMO FISHER SCIENTIFIC INC.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Reference is made throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations to Notes to the Consolidated Financial Statements, which begin on page F-1 of this report. Management's discussion and analysis of financial condition and results of operations for 2017 is included in Item 7 of the company’s 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Overview
The company develops, manufactures and sells a broad range of products that are sold worldwide. The company expands the product lines and services it offers by developing and commercializing its own technologies and by making strategic acquisitions of complementary businesses. The company’s operations fall into four segments (see Note 4): Life Sciences Solutions, Analytical Instruments, Specialty Diagnostics and Laboratory Products and Services.

Recent Acquisitions and Divestiture
The company’s strategy is to augment internal growth at existing businesses with complementary acquisitions. The company’s principal recent acquisitions and divestiture are described below.
On October 25, 2018, the company acquired, within the Life Sciences Solutions segment, Becton Dickinson and Company's Advanced Bioprocessing business for $477 million in cash. This North America-based business adds complementary cell culture products that expand the segment’s bioproduction offerings to help customers increase yield during production of biologic drugs. The Advanced Bioprocessing business reported revenues of $100 million in 2017.
On April 30, 2019, the company acquired, within the Laboratory Products and Services segment, Brammer Bio for approximately $1.67 billion in cash. Brammer Bio is a leading viral vector contract development and manufacturing organization for gene and cell therapies. The acquisition expands the segment’s contract manufacturing capabilities. Brammer Bio reported revenues of approximately $140 million in 2018.
On June 28, 2019, the company sold its Anatomical Pathology business to PHC Holdings Corporation for $1.13 billion, net of cash divested. The business was part of the Specialty Diagnostics segment. The sale of this business resulted in a pre-tax gain of approximately $478 million, included in restructuring and other (income) costs, net. Revenues in 2019, through the date of sale, and the full year 2018 of the business sold were approximately $115 million and $238 million, respectively, net of retained sales through the company's healthcare market and research and safety market channel businesses.

Overview of Results of Operations and Liquidity

(Dollars in millions)	2019		2018

Revenues
Life Sciences Solutions	$6,856	26.8%	$6,269	25.7%
Analytical Instruments	5,522	21.6%	5,469	22.5%
Specialty Diagnostics	3,718	14.6%	3,724	15.3%
Laboratory Products and Services	10,599	41.5%	10,035	41.2%
Eliminations	(1,153)	(4.5)%	(1,139)	(4.7)%

	$25,542	100%	$24,358	100%
Sales in 2019 were $25.54 billion, an increase of $1.18 billion from 2018. Sales increased $153 million due to acquisitions, net of a divestiture. The unfavorable effects of currency translation resulted in a decrease in revenues of $440 million in 2019. Aside from the effects of acquisitions/divestitures and currency translation, revenues increased $1.47 billion (6%) primarily due to increased demand. Sales to customers in each of the company’s primary end markets grew with particular strength in sales to customers in the biotech and pharmaceutical industry. Sales growth was strong in each of the company’s primary geographic areas in 2019. In the fourth quarter of 2019, sales to industrial customers declined and sales growth in Asia was modest due to weaker end market conditions off of a strong fourth quarter in 2018.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Overview of Results of Operations and Liquidity (continued)
In 2019, total company operating income and operating income margin were $4.59 billion and 18.0%, respectively, compared with $3.78 billion and 15.5%, respectively, in 2018. The increase in operating income was primarily due to profit on higher sales, the gain on the sale of the Anatomical Pathology business and, to a lesser extent, productivity improvements, net of inflationary cost increases. These increases were offset in part by strategic growth investments, sales mix and unfavorable foreign currency exchange. The company’s references to strategic growth investments generally refer to targeted spending for enhancing commercial capabilities, including expansion of geographic sales reach and e-commerce platforms, marketing initiatives, expanded service and operational infrastructure, focused research projects and other expenditures to enhance the customer experience. The company’s references throughout this discussion to productivity improvements generally refer to improved cost efficiencies from its Practical Process Improvement (PPI) business system, reduced costs resulting from global sourcing initiatives, a lower cost structure following restructuring actions, including headcount reductions and consolidation of facilities, and low cost region manufacturing.
The company recorded a $374 million provision for income taxes in 2019 including $191 million related to the gain on the sale of the Anatomical Pathology business. In 2019, the company recorded a $62 million income tax benefit related to a foreign exchange loss for tax purposes on certain intercompany financing arrangements, implemented foreign tax credit planning in Sweden which resulted in $75 million of foreign tax credits, with no related incremental U.S. income tax expense, and recorded a $79 million income tax benefit related to the deferred tax implications of intra-entity transactions which included a tax benefit to release a valuation allowance against net operating losses previously determined to be unrealizable.
The company recorded a $324 million provision for income taxes in 2018 including a net provision of $68 million to adjust the estimated initial effects of the Tax Cuts and Jobs Act of 2017 (the Tax Act) recorded in 2017, consisting of an incremental provision of $117 million offset in part by a $49 million reduction of related unrecognized tax benefits established in 2017. These adjustments were required based on new U.S. Treasury guidance and further analysis of available tax accounting methods and elections, legislative updates, regulations, earnings and profit computations and foreign taxes. In 2018, the provision for income taxes also included a $71 million charge to establish a valuation allowance against net operating losses that will not be utilized as a result of the 2019 sale of the Anatomical Pathology business.
The effective tax rate in both 2019 and 2018 was also affected by relatively significant earnings in lower tax jurisdictions. Due primarily to the non-deductibility of intangible asset amortization for tax purposes, the company’s cash payments for income taxes were higher than its income tax expense for financial reporting purposes and totaled $896 million and $591 million in 2019 and 2018, respectively.
The company expects its effective tax rate in 2020 will be between 8% and 10% based on currently forecasted rates of profitability in the countries in which the company conducts business and expected generation of foreign tax credits. The effective tax rate can vary significantly from period to period as a result of discrete income tax factors and events.
Income from continuing operations increased to $3.70 billion in 2019, from $2.94 billion in 2018 principally due to increase in operating income in 2019 (discussed above) offset in part by $184 million of losses on the early extinguishment of debt in 2019 (Note 10).
During 2019, the company’s cash flow from operations totaled $4.97 billion compared with $4.54 billion for 2018. The increase primarily resulted from higher income before amortization and depreciation and lower investment in working capital in the 2019 period.
As of December 31, 2019, the company’s short-term debt totaled $676 million, including $672 million of senior notes due within the next twelve months. The company has a revolving credit facility with a bank group that provides up to $2.50 billion of unsecured multi-currency revolving credit. If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of December 31, 2019, no borrowings were outstanding under the company’s revolving credit facility, although available capacity was reduced by approximately $72 million as a result of outstanding letters of credit.
The company believes that its existing cash and cash equivalents of $2.40 billion as of December 31, 2019 and its future cash flow from operations together with available borrowing capacity under its revolving credit agreement will be sufficient to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Critical Accounting Policies and Estimates
The company’s discussion and analysis of its financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent liabilities. On an on-going basis, management evaluates its estimates, including those related to intangible assets and goodwill, income taxes and contingencies and litigation. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management bases its estimates on historical experience, current market and economic conditions and other assumptions that management believes are reasonable. The results of these estimates form the basis for judgments about the carrying value of assets and liabilities where the values are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
The company believes the following represent its critical accounting policies and estimates used in the preparation of its financial statements:
(a)Intangible Assets and Goodwill
The company uses assumptions and estimates in determining the fair value of assets acquired and liabilities assumed in a business combination. The determination of the fair value of intangible assets, which represent a significant portion of the purchase price in many of the company’s acquisitions, requires the use of significant judgment with regard to (i) the fair value; and (ii) whether such intangibles are amortizable or non-amortizable and, if the former, the period and the method by which the intangible asset will be amortized. The company estimates the fair value of acquisition-related intangible assets principally based on projections of cash flows that will arise from identifiable intangible assets of acquired businesses. The projected cash flows are discounted to determine the present value of the assets at the dates of acquisition. Definite-lived intangible assets totaled $12.76 billion at December 31, 2019. The company reviews definite-lived intangible assets for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Actual cash flows arising from a particular intangible asset could vary from projected cash flows which could imply different carrying values from those established at the dates of acquisition and which could result in impairment of such asset.
The company evaluates goodwill and indefinite-lived intangible assets for impairment annually and when events occur or circumstances change that would more-likely-than-not reduce the fair value of the asset below its carrying amount. Events or circumstances that might require an interim evaluation include unexpected adverse business conditions, economic factors, unanticipated technological changes or competitive activities, loss of key personnel and acts by governments and courts. Goodwill and indefinite-lived intangible assets totaled $25.71 billion and $1.25 billion, respectively, at December 31, 2019. Estimates of discounted future cash flows require assumptions related to revenue and operating income growth rates, discount rates and other factors. For the goodwill impairment tests, the company considers (i) peer revenues and earnings trading multiples from companies that have operational and financial characteristics that are similar to the respective reporting units and (ii) estimated weighted average costs of capital. Different assumptions from those made in the company’s analysis could materially affect projected cash flows and the company’s evaluation of goodwill and indefinite-lived intangible assets for impairment.
For reporting units where the company performed the quantitative goodwill impairment test, indications of fair value based on projections of profitability and on peer revenues and earnings trading multiples were sufficient to conclude that no impairment of goodwill or indefinite-lived intangible assets existed at the end of the tenth fiscal month of 2019, the date of the company’s annual impairment testing. There can be no assurance, however, that an economic downturn will not materially adversely affect peer trading multiples and the company’s businesses such that they do not achieve their forecasted profitability and these assets become impaired. Should the fair value of the company’s goodwill or indefinite-lived intangible assets decline because of reduced operating performance, market declines, or other indicators of impairment, or as a result of changes in the discount rate, charges for impairment may be necessary.
(b)Income Taxes
In the ordinary course of business there is inherent uncertainty in quantifying the company’s income tax positions. The company assesses income tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Critical Accounting Policies and Estimates (continued)
positions where it is more likely than not that a tax benefit will be sustained, the company has recorded the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Should tax return positions that the company expects are sustainable not be sustained upon audit, the company could be required to record an incremental tax provision for such taxes. The company’s liability for these unrecognized tax benefits totaled $1.55 billion at December 31, 2019.
The company operates in numerous countries under many legal forms and, as a result, is subject to the jurisdiction of numerous domestic and non-U.S. tax authorities, as well as to tax agreements and treaties among these governments. Determination of taxable income in any jurisdiction requires the company to interpret the related tax laws and regulations and the use of estimates and assumptions regarding significant future events, such as the amount, timing and character of deductions, permissible revenue recognition methods under the tax law and the sources and character of income and tax credits. Changes in tax laws, regulations, agreements and treaties, currency exchange restrictions or the company’s level of operations or profitability in each taxing jurisdiction could have an impact upon the amount of current and deferred tax balances and hence the company’s net income.
The company estimates the degree to which tax assets will result in a benefit, after consideration of all positive and negative evidence, and provides a valuation allowance for tax assets that it believes will more likely than not go unused. In situations in which the company has been able to determine that its deferred tax assets will be realized, that determination generally relies on future reversals of taxable temporary differences and expected future taxable income. If it becomes more likely than not that a tax asset will be used, the company reverses the related valuation allowance. Any such reversals are recorded as a reduction of the company’s tax provision. The company’s tax valuation allowance totaled $408 million at December 31, 2019. Should the company’s actual future taxable income by tax jurisdiction vary from estimates, additional allowances or reversals thereof may be necessary.
The company has not provided U.S. state income taxes or additional non-U.S. taxes on certain of its non-U.S. subsidiaries’ undistributed earnings, as such amounts are intended to be reinvested outside the United States indefinitely in the respective jurisdictions based on specific business plans and tax strategies. These business plans and tax strategies consider: short-term and long-term forecasts and budgets of the U.S. parent and non-U.S. subsidiaries; working capital and other needs in locations where earnings are generated; the company’s past practices regarding non-U.S. subsidiary dividends; sources of financing by the U.S. parent, such as issuing debt or equity; and uses of cash by the U.S. parent that are more discretionary in nature, such as business combinations and share repurchase programs. However, should the company change its business plans and tax strategies in the future and decide to repatriate a portion of these earnings to one of its U.S. subsidiaries, including cash maintained by these non-U.S. subsidiaries, the company would recognize additional tax liabilities. It is not practicable to estimate the amount of additional U.S. state income tax and non-U.S. tax liabilities that the company would incur. The company’s intent is to only make distributions from non-U.S. subsidiaries in the future when they can be made at no net tax costs.
(c)Contingencies and Litigation
The company records accruals for various contingencies, including legal proceedings, environmental, workers’ compensation, product, general and auto liabilities, and other claims that arise in the normal course of business. The accruals are based on management’s judgment, historical claims experience, the probability of losses and, where applicable, the consideration of opinions of internal and/or external legal counsel and actuarial estimates. Accruals of acquired businesses, including product liability and environmental accruals, are initially recorded at fair value and discounted to their net present value. Additionally, the company records receivables from third-party insurers when recovery has been determined to be probable.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations
2019 Compared With 2018

(In millions)	2019	2018	Total Change	Currency Translation / Other *	Acquisitions/Divestitures	Operations

Revenues
Life Sciences Solutions	$6,856	$6,269	$587	$(122)	$89	$620
Analytical Instruments	5,522	5,469	53	(96)	—	149
Specialty Diagnostics	3,718	3,724	(6)	(66)	(126)	186
Laboratory Products and Services	10,599	10,035	564	(227)	187	604
Eliminations	(1,153)	(1,139)	(14)	71	3	(88)

Consolidated Revenues	$25,542	$24,358	$1,184	$(440)	$153	$1,471
* Currency Translation/Other for the Laboratory Products and Services segment includes a reduction of revenue of $60 million for the impact of a change in the method of reporting certain intersegment sales with no impact on consolidated results.
Sales in 2019 were $25.54 billion, an increase of $1.18 billion from 2018. Sales increased $153 million due to acquisitions. The unfavorable effects of currency translation resulted in a decrease in revenues of $440 million in 2019. Aside from the effects of acquisitions and currency translation, revenues increased $1.47 billion (6%) primarily due to increased demand. Sales to customers in each of the company’s primary end markets grew with particular strength in sales to customers in the biotech and pharmaceutical industry. Sales growth was strong in each of the company’s primary geographic areas in 2019. In the fourth quarter of 2019, sales to industrial customers declined and sales growth in Asia was modest due to weaker end market conditions off of a strong fourth quarter in 2018.
In 2019, total company operating income and operating income margin were $4.59 billion and 18.0%, respectively, compared with $3.78 billion and 15.5%, respectively, in 2018. The increase in operating income was primarily due to profit on higher sales, the gain on the sale of the Anatomical Pathology business and, to a lesser extent, productivity improvements, net of inflationary cost increases. These increases were offset in part by strategic growth investments, sales mix and unfavorable foreign currency exchange.
In 2019, the company recorded restructuring and other income, net, of $334 million, including $482 million of net gains on the sale of businesses, principally the Anatomical Pathology business (see Note 2). The company also recorded $17 million of charges to cost of revenues primarily for the sale of inventories revalued at the date of acquisition, and $62 million of net charges to selling, general and administrative expenses, principally transaction and integration-related costs related to acquisitions and a divestiture. In addition, the company recorded $52 million of cash restructuring charges, net, primarily for employee severance and abandoned facilities costs associated with the closure and consolidation of facilities in the U.S. and Europe (see Note 16).
In 2018, the company recorded restructuring and other costs, net, of $91 million, including $12 million of charges to cost of revenues primarily for the sale of inventories revalued at the date of acquisition. The company recorded $29 million of net charges to selling, general and administrative expenses, primarily for third-party transaction and integration costs associated with recent and pending acquisitions, offset in part by income from favorable results of product liability litigation. In addition, the company recorded $88 million of cash restructuring costs, in its continued effort to streamline operations, including severance at several businesses and abandoned facility expenses at businesses that have been or are being consolidated in the U.S. and Europe. The company also recorded $38 million of other income, net, principally for resolution of a litigation matter.
As of February 26, 2020, the company has identified restructuring actions that will result in additional charges of approximately $65 million, primarily in 2020, and expects to identify additional actions during 2020 which will be recorded when specified criteria are met, such as communication of benefit arrangements or when the costs have been incurred. Approximately 25% of the additional charges will be incurred in the Life Sciences Solutions segment, 30% in the Analytical Instruments segment, 35% in the Laboratory Products and Services segment, and 10% in the Specialty Diagnostics segment. The restructuring projects for which charges were incurred in 2019 are expected to result in annual cost savings of approximately $60 million beginning in part in 2019 and, to a greater extent, in 2020, including $20 million in the Life Sciences Solutions segment, $15 million in the Analytical Instruments segment, $5 million in the Specialty Diagnostics segment and $20

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)
million in the Laboratory Products and Services segment. The restructuring actions for which charges were incurred in 2018 resulted in annual cost savings of approximately $65 million beginning in part in 2018 and to a greater extent in 2019, including $20 million in the Life Sciences Solutions segment, $10 million in the Analytical Instruments segment, $5 million in the Specialty Diagnostics segment and $30 million in the Laboratory Products and Services segment.
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

(Dollars in millions)	2019	2018	Change

Revenues
Life Sciences Solutions	$6,856	$6,269	9%
Analytical Instruments	5,522	5,469	1%
Specialty Diagnostics	3,718	3,724	—%
Laboratory Products and Services	10,599	10,035	6%
Eliminations	(1,153)	(1,139)	1%

Consolidated Revenues	$25,542	$24,358	5%

Segment Income
Life Sciences Solutions	$2,446	$2,158	13%
Analytical Instruments	1,273	1,247	2%
Specialty Diagnostics	930	952	(2)%
Laboratory Products and Services	1,324	1,258	5%

Subtotal Reportable Segments	5,973	5,615	6%

Cost of Revenues Charges	(17)	(12)
Selling, General and Administrative Charges, Net	(62)	(29)
Restructuring and Other (Costs) Income, Net	413	(50)
Amortization of Acquisition-related Intangible Assets	(1,713)	(1,741)

Consolidated Operating Income	$4,594	$3,783	21%

Reportable Segments Operating Income Margin	23.4%	23.1%

Consolidated Operating Income Margin	18.0%	15.5%
Income from the company’s reportable segments increased 6% to $5.97 billion in 2019 due primarily to profit on higher sales and, to a lesser extent, productivity improvements, net of inflationary cost increases, offset in part by strategic growth investments, sales mix and unfavorable foreign currency exchange.
Life Sciences Solutions

(Dollars in millions)	2019	2018	Change

Revenues	$6,856	$6,269	9%

Operating Income Margin	35.7%	34.4%	1.3 pt

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)
Sales in the Life Sciences Solutions segment increased $587 million to $6.86 billion in 2019. Sales increased $620 million (10%) due to higher revenues at existing businesses and $89 million due to an acquisition. The unfavorable effects of currency translation resulted in a decrease in revenues of $122 million. The increase in revenue at existing businesses was primarily due to increased demand in each of the segment's principal businesses with particular strength in sales of bioproduction and biosciences products.
Operating income margin was 35.7% in 2019 compared to 34.4% in 2018. The increase in operating margin resulted primarily from profit on higher sales offset in part by strategic growth investments and, to a lesser extent, sales mix and unfavorable foreign currency exchange.
Analytical Instruments

(Dollars in millions)	2019	2018	Change

Revenues	$5,522	$5,469	1%

Operating Income Margin	23.1%	22.8%	0.3 pt
Sales in the Analytical Instruments segment increased $53 million to $5.52 billion in 2019. Sales increased $149 million (3%) due to higher revenues at existing businesses. The unfavorable effects of currency translation resulted in a decrease in revenues of $96 million. The increase in revenue at existing businesses was due to increased demand for products sold by each of the segment's primary businesses with particular strength in chromatography and mass spectrometry instruments. Sales decreased in the fourth quarter of 2019 due to industrial end market conditions off of a strong fourth quarter of 2018.
Operating income margin was 23.1% in 2019 compared to 22.8% in 2018. The increase resulted primarily from profit on higher sales and productivity improvements, net of inflationary cost increases. These increases were offset in part by sales mix and strategic growth investments.
Specialty Diagnostics

(Dollars in millions)	2019	2018	Change

Revenues	$3,718	$3,724	—%

Operating Income Margin	25.0%	25.6%	-0.6 pt
Sales in the Specialty Diagnostics segment remained flat at $3.72 billion in 2019. Sales increased $186 million (5%) due to higher revenues at existing businesses. The unfavorable effects of currency translation resulted in a decrease in revenues of $66 million and the divestiture of the Anatomical Pathology business decreased revenues by $126 million. The increase in revenue at existing businesses was due to increased demand for products sold through the segment's healthcare market channel as well as clinical diagnostic and immunodiagnostic products.
Operating income margin was 25.0% in 2019 and 25.6% in 2018. The decrease was primarily due to strategic growth investments and, to a lesser extent, sales mix and the divestiture of the Anatomical Pathology business. These decreases were offset in part by profit on higher sales and, to a lesser extent, productivity improvements, net of inflationary cost increases. Following multi-year extensions of several expiring licensing arrangements with commercial partners, segment revenues and operating income in 2020 will both be unfavorably affected by approximately $30 million.
Laboratory Products and Services

(Dollars in millions)	2019	2018	Change

Revenues	$10,599	$10,035	6%

Operating Income Margin	12.5%	12.5%	0 pt
Sales in the Laboratory Products and Services segment increased $564 million to $10.60 billion in 2019. Sales increased $604 million (6%) due to higher revenues at existing businesses and $187 million due to acquisitions. The unfavorable effects of currency translation resulted in a decrease in revenues of $167 million. A change in the method of reporting certain intersegment sales reduced segment revenues by $60 million with no impact to consolidated results. The increase in revenue at

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)
existing businesses was primarily due to increased demand in each of the segment's principal businesses with particular strength in service offerings of its pharma services business and products sold through its research and safety market channel business.
Operating income margin was 12.5% in both 2019 and 2018. Increases from profit on higher sales and productivity improvements, net of inflationary cost increases, were offset by strategic growth investments and, to a lesser extent, sales mix.
Other Expense/Income, Net
In 2019, the company recorded $184 million of losses on the early extinguishment of debt, offset in part by $44 million of net gains on investments. The investment gains include a $28 million gain on the sale of a joint venture for net proceeds of $42 million. In 2018, the company recorded $15 million of net losses on investments.
Provision for Income Taxes
The company recorded a $374 million provision for income taxes in 2019 including $191 million related to the gain on the sale of the Anatomical Pathology business. In 2019, the company recorded a $62 million income tax benefit related to a foreign exchange loss for tax purposes on certain intercompany financing arrangements, implemented foreign tax credit planning in Sweden which resulted in $75 million of foreign tax credits, with no related incremental U.S. income tax expense, and recorded a $79 million income tax benefit related to the deferred tax implications of intra-entity transactions which included a tax benefit to release a valuation allowance against net operating losses previously determined to be unrealizable.
The company recorded a $324 million provision for income taxes in 2018 including a net provision of $68 million to adjust the estimated initial effects of the Tax Cuts and Jobs Act of 2017 recorded in 2017, consisting of an incremental provision of $117 million offset in part by a $49 million reduction of related unrecognized tax benefits established in 2017. These adjustments were required based on new U.S. Treasury guidance and further analysis of available tax accounting methods and elections, legislative updates, regulations, earnings and profit computations and foreign taxes. In 2018, the provision for income taxes also included a $71 million charge to establish a valuation allowance against net operating losses that will not be utilized as a result of the 2019 sale of the Anatomical Pathology business.
The effective tax rate in both 2019 and 2018 was also affected by relatively significant earnings in lower tax jurisdictions. Due primarily to the non-deductibility of intangible asset amortization for tax purposes, the company’s cash payments for income taxes were higher than its income tax expense for financial reporting purposes and totaled $896 million and $591 million in 2019 and 2018, respectively.
The company expects its effective tax rate in 2020 will be between 8% and 10% based on currently forecasted rates of profitability in the countries in which the company conducts business and expected generation of foreign tax credits. The effective tax rate can vary significantly from period to period as a result of discrete income tax factors and events.
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
Contingent Liabilities
The company is contingently liable with respect to certain legal proceedings and related matters. An unfavorable outcome that differs materially from current accrual estimates, if any, for one or more of the matters described under the headings “Product Liability, Workers Compensation and Other Personal Injury Matters,” and “Intellectual Property Matters” in Note 12 could have a material adverse effect on the company’s financial position as well as its results of operations and cash flows.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Liquidity and Capital Resources
Consolidated working capital (current assets less current liabilities) was $5.70 billion at December 31, 2019, compared with $4.48 billion at December 31, 2018, primarily due to lower short-term debt and higher cash balances. Included in working capital were cash and cash equivalents of $2.40 billion at December 31, 2019 and $2.10 billion at December 31, 2018.
2019
Cash provided by operating activities was $4.97 billion during 2019. Cash provided by income was offset in part by increased investments in working capital. Increases in accounts receivable and inventories used cash of $225 million and $458 million, respectively, primarily to support growth in sales. An increase in other assets used cash of $408 million primarily due to the timing of customer billings and tax refunds. Other liabilities increased by $210 million primarily due to advance payments from customers. Cash payments for income taxes increased to $896 million during 2019, compared with $591 million in 2018. The company made cash contributions to its pension and postretirement benefit plans totaling $50 million during 2019. Payments for restructuring actions, principally severance costs and lease and other expenses of real estate consolidation, used cash of $69 million during 2019.
During 2019, the company’s investing activities used $1.49 billion of cash. Acquisitions used cash of $1.84 billion. Proceeds from the sale of the Anatomical Pathology business provided $1.13 billion. The company’s investing activities also included the purchase of $926 million of property, plant and equipment.
The company’s financing activities used $3.12 billion of cash during 2019. Repayment of senior notes used cash of $6.36 billion. New long-term borrowings provided cash of $5.64 billion. A net decrease in commercial paper obligations used cash of $683 million. The company’s financing activities also included the repurchase of $1.50 billion of the company’s common stock and the payment of $297 million in cash dividends, offset in part by $153 million of net proceeds from employee stock option exercises. On November 8, 2019, the Board of Directors replaced the existing authorization to repurchase the company’s common stock, of which $500 million was remaining, with a new authorization to repurchase up to $2.50 billion of the company’s common stock. At February 26, 2020, authorization remained for $1.00 billion of future repurchases of the company’s common stock.
As of December 31, 2019, the company’s short-term debt totaled $676 million, including $672 million of senior notes due within the next twelve months. The company has a revolving credit facility with a bank group that provides up to $2.50 billion of unsecured multi-currency revolving credit. If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of December 31, 2019, no borrowings were outstanding under the company’s revolving credit facility, although available capacity was reduced by approximately $72 million as a result of outstanding letters of credit.
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
The company believes that its existing cash and cash equivalents of $2.40 billion as of December 31, 2019 and its future cash flow from operations together with available borrowing capacity under its revolving credit agreement will be sufficient to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months.
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
Off-Balance Sheet Arrangements
The company did not use special purpose entities or other off-balance-sheet financing arrangements in 2017, 2018 or 2019, except for letters of credit, bank guarantees, residual value guarantees under three lease agreements, surety bonds and other guarantees disclosed in the table or discussed below. The amounts disclosed in the table below for letters of credit, bank guarantees, surety bonds and other guarantees relate to guarantees of the company’s performance, primarily in the ordinary course of business.
Contractual Obligations and Other Commercial Commitments
The table below summarizes, by period due or expiration of commitment, the company’s contractual obligations and other commercial commitments as of December 31, 2019.

	Payments due by Period or Expiration of Commitment
(In millions)	2020	2021 and 2022	2023 and 2024	2025 and Thereafter	Total

Contractual Obligations and Other Commercial Commitments
Debt principal, including short-term debt (a)	$673	$562	$3,122	$13,593	$17,950
Finance lease obligations	3	6	1	—	10
Interest	371	742	652	2,694	4,459
Operating lease obligations	197	282	160	197	836
Unconditional purchase obligations (b)	830	283	86	4	1,203
Letters of credit and bank guarantees	232	23	9	8	272
Surety bonds and other guarantees	45	16	—	—	61
Pension obligations on balance sheet	42	91	100	336	569
Asset retirement obligations accrued on balance sheet	7	14	5	15	41
Acquisition-related contingent consideration accrued on balance sheet	11	20	8	16	55

	$2,411	$2,039	$4,143	$16,863	$25,456
(a)Amounts represent the expected cash payments for debt and do not include any deferred issuance costs.
(b)Unconditional purchase obligations include agreements to purchase goods, services or fixed assets that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable at any time without penalty.
Reserves for unrecognized tax benefits of $1.55 billion have not been included in the above table due to the inability to predict the timing of tax audit resolutions.
The company has no material commitments for purchases of property, plant and equipment, other than those included in the above table, but expects that for 2020, such expenditures will be between $1 and $1.1 billion.
Guarantees of residual value under lease arrangements for three facilities have not been included in the above table due to the inability to predict if and when the guarantees may require payment (see Note 11). The residual value guarantees become operative at the end of the leases for up to a maximum of $147 million. The terms of these leases end in 2020, 2023 and 2024.
A guarantee of pension plan obligations of a divested business has not been included in the preceding table due to the inability to predict if and when the guarantee may require payment. The purchaser of the divested business has agreed to pay for the pension benefits, however the company was required to guarantee payment of these pension benefits should the purchaser fail to do so. The amount of the guarantee at December 31, 2019 was $41 million.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The company is exposed to market risk from changes in interest rates and currency exchange rates, which could affect its future results of operations and financial condition. The company manages its exposure to these risks through its regular operating and financing activities. The company has periodically hedged interest rate risks of fixed-rate instruments with offsetting interest rate swaps. Additionally, the company uses short-term forward and option contracts primarily to hedge certain balance sheet and operational exposures resulting from changes in currency exchange rates. Such exposures result from purchases, sales, cash and intercompany loans that are denominated in currencies other than the functional currencies of the respective operations. The currency-exchange contracts principally hedge transactions denominated in Swiss franc, euro, Canadian dollars, Swedish kronor, British pounds sterling, Japanese yen and Czech koruna. Income and losses arising from these derivative contracts are recognized as offsets to losses and income resulting from the underlying exposure being hedged. The company does not enter into speculative derivative agreements.
Interest Rates
The company is exposed to changes in interest rates while conducting normal business operations as a result of ongoing investing and financing activities, which affect the company’s debt as well as cash and cash equivalents. As of December 31, 2019, the company’s debt portfolio was comprised primarily of fixed rate borrowings. The fair market value of the company’s fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The total estimated fair value of the company’s debt at December 31, 2019 was $18.67 billion (see Note 14). Fair values were determined from available market prices using current interest rates and terms to maturity. If interest rates were to decrease by 100 basis points, the fair value of the company’s debt at December 31, 2019 would increase by approximately $1.49 billion. If interest rates were to increase by 100 basis points, the fair value of the company’s debt at December 31, 2019 would decrease by approximately $1.50 billion.
In addition, interest rate changes would result in a change in the company’s interest expense due to variable-rate debt instruments including swap arrangements. In 2019, a 100 basis point increase in interest rates on the swap arrangements and variable-rate debt would have increased the company’s annual pre-tax interest expense by approximately $16 million.
Currency Exchange Rates
The company views its investment in international subsidiaries with a functional currency other than the U.S. dollar as permanent. The company’s investment in international subsidiaries is sensitive to fluctuations in currency exchange rates. The functional currencies of the company’s international subsidiaries are principally denominated in British pounds sterling, Swedish kronor, euro, Canadian dollars, Swiss franc, Norwegian kroner and Danish kroner. The effect of a change in the period ending currency exchange rates on the company’s net investment in international subsidiaries is reflected in the “accumulated other comprehensive items” component of shareholders’ equity. The company also uses foreign currency-denominated debt to partially hedge its net investments in foreign operations against adverse movements in exchange rates. A 10% depreciation in year-end 2019 functional currencies, relative to the U.S. dollar, would result in a reduction of shareholders’ equity of $1.14 billion.
The fair value of forward currency-exchange contracts is sensitive to changes in currency exchange rates. The fair value of forward currency-exchange contracts is the estimated amount that the company would pay or receive upon termination of the contract, taking into account the change in currency exchange rates. A 10% depreciation in year-end 2019 non-functional currency exchange rates related to the company’s contracts would result in an additional unrealized loss on forward currency-exchange contracts of $243 million. A 10% appreciation in year-end 2019 non-functional currency exchange rates related to the company’s contracts would result in an unrealized gain on forward currency-exchange contracts of $203 million. The

THERMO FISHER SCIENTIFIC INC.

Quantitative and Qualitative Disclosures About Market Risk (continued)
unrealized gains or losses on forward currency-exchange contracts resulting from changes in currency exchange rates are expected to approximately offset losses or gains on the exposures being hedged.
Certain of the company’s cash and cash equivalents are denominated in currencies other than the functional currency of the depositor and are sensitive to changes in currency exchange rates. A 10% depreciation in the related year-end 2019 non-functional currency exchange rates applied to such cash balances would result in a negative impact of $32 million on the company’s net income.

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
Changes in Internal Control over Financial Reporting
There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended December 31, 2019, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
The company’s management, including the company’s chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The company’s management conducted an assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2019 based on criteria established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the company’s management concluded that, as of December 31, 2019, the company’s internal control over financial reporting was effective.
The company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the company’s internal control over financial reporting as of December 31, 2019, as stated in their report that appears on page F-2 of this Annual Report on Form 10-K.

Item 9B. Other Information
Not applicable.

THERMO FISHER SCIENTIFIC INC.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information with respect to directors required by this Item will be contained in our definitive proxy statement to be filed with the SEC not later than 120 days after the close of business of the fiscal year (2020 Definitive Proxy Statement) and is incorporated in this report by reference.
The information with respect to executive officers required by this Item is included in Item 1 of Part I of this report.
The other information required by this Item will be contained in our 2020 Definitive Proxy Statement and is incorporated in this report by reference.

Item 11. Executive Compensation
The information required by this Item will be contained in our 2020 Definitive Proxy Statement and is incorporated in this report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be contained in our 2020 Definitive Proxy Statement and is incorporated in this report by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be contained in our 2020 Definitive Proxy Statement and is incorporated in this report by reference.

Item 14. Principal Accountant Fees and Services
The information required by this Item will be contained in our 2020 Definitive Proxy Statement and is incorporated in this report by reference.

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

See the Exhibit Index on page 37.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 26, 2020	THERMO FISHER SCIENTIFIC INC.

		By:	/s/ Marc N. Casper
Marc N. Casper
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of February 26, 2020.

By:	/s/ Marc N. Casper	By:	/s/ Jim P. Manzi
	Marc N. Casper		Jim P. Manzi
	Chairman, President and Chief Executive Officer		Director
(Principal Executive Officer)

By:	/s/ Stephen Williamson	By:	/s/ James C. Mullen
	Stephen Williamson		James C. Mullen
	Senior Vice President and Chief Financial Officer		Director
(Principal Financial Officer)

		By:	/s/ Lars R. Sørensen
By:	/s/ Peter E. Hornstra		Lars R. Sørensen
	Peter E. Hornstra		Director
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

		By:	/s/ Debora L. Spar
By:	/s/ Nelson J. Chai		Debora L. Spar
	Nelson J. Chai		Director
Director

By:	/s/ C. Martin Harris	By:	/s/ Scott M. Sperling
	C. Martin Harris		Scott M. Sperling
	Director		Director

By:	/s/ Tyler E. Jacks	By:	/s/ Elaine S. Ullian
	Tyler E. Jacks		Elaine S. Ullian
	Director		Director

By:	/s/ Judy C. Lewent	By:	/s/ Dion J. Weisler
	Judy C. Lewent		Dion J. Weisler
	Director		Director

By:	/s/ Thomas J. Lynch
Thomas J. Lynch
Director

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

4.3
Eighth Supplemental Indenture, dated as of November 24, 2014, among the Company, The Bank of New York Mellon Trust Company, N.A., as trustee, and The Bank of New York Mellon, London Branch, as paying agent (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed November 24, 2014 [File No. 1-8002] and incorporated in this document by reference).

4.4
Ninth Supplemental Indenture, dated as of July 21, 2015, among the Company, The Bank of New York Mellon Trust Company, N.A., as trustee, and The Bank of New York Mellon, London Branch, as paying agent (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed July 21, 2015 [File No. 1-8002] and incorporated in this document by reference).

4.5
Eleventh Supplemental Indenture, dated as of December 9, 2015, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed December 9, 2015 [File No. 1-8002] and incorporated in this document by reference).

4.6
Twelfth Supplemental Indenture, dated as of April 13, 2016, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed April 13, 2016 [File No. 1-8002] and incorporated in this document by reference).

4.7
Thirteenth Supplemental Indenture, dated as of September 12, 2016, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed September 12, 2016 [File No. 1-8002] and incorporated in this document by reference).

4.8
Fourteenth Supplemental Indenture, dated as of September 19, 2016, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed September 19, 2016 [File No. 1-8002] and incorporated in this document by reference).

4.9
Fifteenth Supplemental Indenture, dated as of March 16, 2017, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed March 16, 2017 [File No. 1-8002] and incorporated in this document by reference).

4.10
Sixteenth Supplemental Indenture, dated as of July 24, 2017, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed July 24, 2017 [File No. 1-8002] and incorporated in this document by reference).

4.11
Seventeenth Supplemental Indenture, dated as of August 14, 2017, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed August 14, 2017 [File No. 1-8002] and incorporated in this document by reference).

4.12
Eighteenth Supplemental Indenture, dated as of September 30, 2019, between the Company, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed September 30, 2019 [File No. 1-8002] and incorporated in this document by reference).

4.13
Nineteenth Supplemental Indenture, dated as of October 8, 2019, between the Company, as issuer, and the Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed October 8, 2019 [File No. 1-8002] and incorporated in this document by reference).

4.14
Indenture, dated as of August 9, 2016, among Thermo Fisher Scientific (Finance I) B.V., as issuer, the Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 9, 2016 [File No. 1-8002] and incorporated in this document by reference).

4.15
Second Supplemental Indenture, dated as of August 8, 2018, among Thermo Fisher Scientific (Finance I) B.V., as issuer, the Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed August 8, 2018 [File No. 1-8002] and incorporated in this document by reference).

THERMO FISHER SCIENTIFIC INC.
EXHIBIT INDEX

Exhibit Number	Description of Exhibit
4.16	Description of the Registrant’s Securities.
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

10.4	Summary of Thermo Fisher Scientific Inc. Annual Director Compensation.*
10.5
Summary of 2019 Annual Cash Incentive Plan Matters (set forth in Item 5.02 to the Registrant’s Current Report on Form 8-K filed February 28, 2019 [File No.1-8002] under the heading “Compensatory Arrangements of Certain Officers” and incorporated in this document by reference).*

10.6
Form of Noncompetition Agreement between the Registrant and certain key employees and executive officers (filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.7	Retirement Plan for Non-Employee Directors of Fisher Scientific International Inc. (filed as Exhibit 10.12 to Fisher Scientific International Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992 [File No. 1-10920] and incorporated in this document by reference).*
10.8
First Amendment to the Fisher Scientific International Inc. Retirement Plan for Non-Employee Directors (filed as Exhibit 10.04 to Fisher Scientific International Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 [File No. 1-10920] and incorporated in this document by reference).*

10.9
Amendment to Retirement Plan for Non-Employee Directors of Fisher Scientific International Inc. (filed as Exhibit 10.02 to Fisher Scientific International Inc.’s Current Report on Form 8-K filed March 7, 2006 [File No. 1-10920] and incorporated in this document by reference).*

10.10
Thermo Fisher Scientific Inc. Amended and Restated 2005 Deferred Compensation Plan, effective January 1, 2009 (filed as Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 [File No. 1-8002] and incorporated in this document by reference).*

10.11
Thermo Fisher Scientific Inc. 2008 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 22, 2008 [File No. 1-8002] and incorporated in this document by reference).*

10.12
Amendment No. 1 to Thermo Fisher Scientific Inc. Amended and Restated 2005 Deferred Compensation Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.13
2009 Restatement of Executive Severance Agreement, between Marc Casper and the Registrant, dated November 21, 2009 (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed November 25, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.14
Executive Change In Control Retention Agreement, between Marc Casper and the Registrant, dated November 21, 2009 (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed November 25, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.15
Noncompetition Agreement, between Marc Casper and the Registrant, dated November 21, 2009 (filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed November 25, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.16
Amendment No. 1 to 2009 Restatement of Executive Severance Agreement, dated February 25, 2010, between the Registrant and Marc N. Casper (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 25, 2010 [File No. 1-8002] and incorporated in this document by reference).*

10.17
Amendment No. 2 to 2009 Restatement of Executive Severance Agreement, dated November 30, 2010, between the Registrant and Marc N. Casper (filed as Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 [File No. 1-8002] and incorporated in this document by reference).*

10.18
Amendment No. 1 to Executive Change In Control Retention Agreement, dated November 30, 2010, between Marc N. Casper and the Registrant (filed as Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 [File No. 1-8002] and incorporated in this document by reference).*

10.19
Amendment No. 2 to Executive Change in Control Retention Agreement, dated March 16, 2018, between Marc N. Casper and the Registrant (filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 [File No. 1-8002] and incorporated in this document by reference).*

10.20
Form of Executive Change in Control Retention Agreement for Officers (other than Marc Casper) (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 [File No. 1-8002] and incorporated in this document by reference).*

10.21
Amendment to 2008 Stock Incentive Plan dated November 10, 2010 (filed as Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 [File No. 1-8002] and incorporated in this document by reference).*

THERMO FISHER SCIENTIFIC INC.
EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.22
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

10.29
Supplemental Executive Retirement Plan effective as of December 31, 2005, as amended and restated as of August 28, 2006 (filed as Exhibit 10.3 to Applera Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 [File No. 1-04389] and incorporated in this document by reference).*

10.30
Amendment to Supplemental Executive Retirement Plan, effective as of January 1, 2010 (filed as Exhibit 10.1 to Life Technologies Corporation’s Current Report on Form 8-K filed December 18, 2009 [File No. 000-25317] and incorporated in this document by reference).*

10.31
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

10.33
Patheon N.V. 2016 Omnibus Incentive Plan (filed as Exhibit 10.2 to the Current Report on Form 8-K filed by Patheon N.V. on July 26, 2016 [File No. 001-37837] and incorporated in this document by reference).*

10.34
Amendment to Patheon N.V. 2016 Omnibus Incentive Plan, dated March 7, 2017 (filed as exhibit 4.5 to the Registrant's Registration Statement on Form S-8 filed August 29, 2017 [File No. 1-8002] and incorporated in this document by reference).*

10.35
Amendment to Patheon N.V. 2016 Omnibus Incentive Plan, dated August 23, 2017 (filed as exhibit 4.6 to the Registrant's Registration Statement on Form S-8 filed August 29, 2017 [File No. 1-8002] and incorporated in this document by reference).*

10.36
Credit Agreement, dated July 1, 2016, among the Company, certain Subsidiaries of the Company from time to time party thereto, each lender from time to time party thereto, and Bank of America, N.A. (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed July 1, 2016 [File No. 1-8002] and incorporated in this document by reference).

10.37
Form of Performance Restricted Stock Unit Agreement effective February 26, 2019 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2019 [File No. 1-8002] and incorporated in this document by reference).*

10.38
Form of Performance Restricted Stock Unit Agreement for Marc Casper effective February 26, 2019 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2019 [File No. 1-8002] and incorporated in this document by reference).*

10.39	Letter Agreement between the Registrant and Michel Lagarde dated August 28, 2017.*
10.40	Option Agreement Under the Patheon N.V. 2016 Omnibus Incentive Plan between Patheon N.V. and Michel Lagarde dated July 20, 2016.*
10.41	Restricted Share Unit Award Agreement between Patheon N.V. and Michel Lagarde dated March 23, 2017 as amended.*
10.42	Option Agreement Under the Patheon N.V. 2016 Omnibus Incentive Plan between Patheon N.V. and Michel Lagarde dated March 23, 2017.*
10.43
Thermo Fisher Scientific Inc. Executive Severance Policy (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2019 [File No. 1-8002] and incorporated in this document by reference).*

10.44
Form of Noncompetition Agreement between the Registrant and certain key employees and executive officers (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2019 [File No. 1-8002] and incorporated in this document by reference).*

THERMO FISHER SCIENTIFIC INC.
EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.45	Form of Thermo Fisher Scientific Inc.’s Performance Restricted Stock Unit Agreement.*
10.46	Form of Thermo Fisher Scientific Inc.’s Restricted Stock Unit Agreement.*
10.47	Form of Thermo Fisher Scientific Inc.’s Stock Option Agreement for Officers.*
10.48	Form of Performance Restricted Stock Unit Agreement between Thermo Fisher Scientific Inc. and Marc Casper.*
10.49	Form of Restricted Stock Unit Agreement between Thermo Fisher Scientific Inc. and Marc Casper.*
10.50	Form of Stock Option Agreement between Thermo Fisher Scientific Inc. and Marc Casper.*
21	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(b) and 15d-14(b), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(b) and 15d-14(b), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

THERMO FISHER SCIENTIFIC INC.
INDEX OF CONSOLIDATED FINANCIAL STATEMENTS

The following Consolidated Financial Statements of the Registrant and its subsidiaries are required to be included in Item 15:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Thermo Fisher Scientific Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Thermo Fisher Scientific Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Goodwill impairment assessment
As described in Note 1 to the consolidated financial statements, the Company’s consolidated goodwill balance was $25,714 million as of December 31, 2019. Management evaluates goodwill impairment at the reporting unit level annually and when events occur or circumstances change that would more-likely-than-not reduce the fair value of the reporting unit below its carrying amount. In performing the assessment, management estimates the fair values of its reporting units by using forecasts of discounted future cash flows and peer market multiples. As disclosed by management, estimates of discounted future cash flows require management to make assumptions related to revenue and operating income growth rates, discount rates and other factors. Management also considers peer revenues and earnings trading multiples from companies that have operational and financial characteristics that are similar to the respective reporting units and estimates weighted average costs of capital.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment is a critical audit matter are there was significant judgment by management when estimating the fair value of the reporting units. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures to evaluate management’s cash flow projections and significant assumptions, including revenue and operating income growth rates, discount rates and peer market multiples. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the goodwill impairment assessment, including controls over the development of assumptions used by management to estimate the fair values of the Company’s reporting units. These procedures also included, among others, testing management’s process for developing the fair value estimates; evaluating the appropriateness of the discounted cash flow models; testing the completeness, accuracy, and relevance of underlying data used in the models; and evaluating the reasonableness of the assumptions used, including revenue and operating income growth rates, discount rates and peer market multiples. Evaluating the reasonableness of management’s assumptions related to revenue and operating income growth rates involved evaluating whether the assumptions used were reasonable considering (i) the current and past performance of the reporting units and (ii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Evaluating the reasonableness of the peer market multiples assumption involved evaluating the population of peer companies used in the analyses and testing selected market data used by management to determine the multiples by comparison to publicly available information. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the Company’s discounted cash flow model and certain significant assumptions, including the discount rates.
Income taxes
As described in Notes 1 and 8 to the consolidated financial statements, the Company’s total income tax expense for the period ended December 31, 2019 was $374 million. The Company has deferred income tax liabilities, net, of $1,619 million (including a valuation allowance of $408 million) and unrecognized income tax benefits of $1,552 million as of December 31, 2019. As disclosed by management, the Company operates in numerous countries under many legal forms and, as a result, is subject to the jurisdiction of numerous domestic and non-U.S. tax authorities, as well as to tax agreements and treaties among these governments. Determination of taxable income in any jurisdiction requires management to interpret the related tax laws and regulations and t0 use estimates and assumptions regarding significant future events, such as the amount, timing and character of deductions, permissible revenue recognition methods under the tax law and the sources and character of income and tax credits. Management assesses income tax positions and records tax benefits for all years subject to examination based upon evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, management has recorded the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Management estimates the degree to which tax assets will result in a benefit, after consideration of all positive and negative evidence, and provides a valuation allowance for tax assets that it believes will more likely than not go unused. In situations in which management has been able to determine that the Company’s deferred tax assets will be realized, that determination generally relies on future reversals of taxable temporary differences and expected future taxable income. If it becomes more likely than not that a tax asset will be used, management reverses the related valuation allowance. The principal considerations for our determination that performing procedures relating to income taxes is a critical audit matter are there was significant judgment by management when determining the provision for income taxes, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits due to numerous and complex tax laws, the frequency of tax filings, as well as judgments regarding the realizability of deferred tax assets. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the provision for income taxes, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to the provision for income taxes, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits, including controls over management’s assessment of the realizability of deferred tax assets. These procedures also included, among others, (i) testing the accuracy of the income tax provision, including the rate reconciliation and permanent and temporary differences, (ii) evaluating whether the data utilized in the calculation of the provision for income taxes was appropriate and consistent with evidence obtained in other areas of the audit, (iii) evaluating management’s assessment of the realizability of deferred tax assets on a jurisdictional basis, (iv) evaluating the identification of reserves for unrecognized tax benefits and the reasonableness of the “more likely than not” determination in consideration of jurisdictions, court decisions, legislative actions, statutes of limitations, and developments in tax examinations, (v) testing the calculation of the liability for unrecognized tax benefits by jurisdiction, including estimates of the amount of tax benefit expected to be sustained, and (vi) evaluating the adequacy of the Company’s disclosures. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of management’s judgments and estimates, including application of foreign and domestic tax laws and regulations.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 26, 2020

We have served as the Company’s auditor since 2002.

THERMO FISHER SCIENTIFIC INC.
CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
(In millions except share and per share amounts)	2019	2018

Assets
Current Assets:
Cash and cash equivalents	$2,399	$2,103
Accounts receivable, less allowances of $102 and $117	4,349	4,136
Inventories	3,370	3,005
Contract assets, net	603	459
Other current assets	1,172	922

Total current assets	11,893	10,625

Property, Plant and Equipment, Net	4,749	4,165
Acquisition-related Intangible Assets, Net	14,014	14,978
Other Assets	2,011	1,117
Goodwill	25,714	25,347

Total Assets	$58,381	$56,232

Liabilities and Shareholders' Equity
Current Liabilities:
Short-term obligations and current maturities of long-term obligations	$676	$1,271
Accounts payable	1,920	1,615
Accrued payroll and employee benefits	1,010	982
Contract liabilities	916	809
Other accrued expenses	1,675	1,470

Total current liabilities	6,197	6,147

Deferred Income Taxes	2,192	2,265
Other Long-term Liabilities	3,241	2,515
Long-term Obligations	17,076	17,719

Commitments and Contingencies (Note 12)

Shareholders' Equity:
Preferred stock, $100 par value, 50,000 shares authorized; none issued
Common stock, $1 par value, 1,200,000,000 shares authorized; 434,416,804 and 431,566,561 shares issued	434	432
Capital in excess of par value	15,064	14,621
Retained earnings	22,092	18,696
Treasury stock at cost, 35,676,421 and 29,444,882 shares	(5,236)	(3,665)
Accumulated other comprehensive items	(2,679)	(2,498)

Total shareholders' equity	29,675	27,586

Total Liabilities and Shareholders' Equity	$58,381	$56,232
The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.
CONSOLIDATED STATEMENT OF INCOME

	Year Ended
	December 31,	December 31,	December 31,
(In millions except per share amounts)	2019	2018	2017

Revenues
Product revenues	$19,496	$18,868	$17,374
Service revenues	6,046	5,490	3,544

Total revenues	25,542	24,358	20,918

Costs and Operating Expenses:
Cost of product revenues	10,037	9,682	8,975
Cost of service revenues	4,177	3,819	2,495
Selling, general and administrative expenses	6,144	6,057	5,504
Research and development expenses	1,003	967	887
Restructuring and other (income) costs, net	(413)	50	97

Total costs and operating expenses	20,948	20,575	17,958

Operating Income	4,594	3,783	2,960
Interest Income	224	137	81
Interest Expense	(676)	(667)	(592)
Other (Expense) Income, Net	(72)	9	(20)

Income from Continuing Operations Before Income Taxes	4,070	3,262	2,429
Provision for Income Taxes	(374)	(324)	(201)

Income from Continuing Operations	3,696	2,938	2,228
Loss from Discontinued Operations (net of income tax benefit of $0, $0 and $2)	—	—	(3)

Net Income	$3,696	$2,938	$2,225

Earnings per Share from Continuing Operations
Basic	$9.24	$7.31	$5.65
Diluted	$9.17	$7.24	$5.60

Earnings per Share
Basic	$9.24	$7.31	$5.64
Diluted	$9.17	$7.24	$5.59

Weighted Average Shares
Basic	400	402	395
Diluted	403	406	398

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.
 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended
	December 31,	December 31,	December 31,
(In millions)	2019	2018	2017

Comprehensive Income
Net Income	$3,696	$2,938	$2,225

Other Comprehensive Items:
Currency translation adjustment:
Currency translation adjustment (net of tax provision (benefit) of $25, $84 and $(145))	(107)	(434)	588
Reclassification adjustment for losses included in net income	30	—	—
Unrealized gains and losses on available-for-sale investments:
Unrealized holding losses arising during the period (net of tax benefit of $0, $0 and $0)	—	—	(1)
Reclassification adjustment for gains included in net income (net of tax provision of $0, $0 and $1)	—	—	(1)
Unrealized gains and losses on hedging instruments:
Unrealized losses on hedging instruments (net of tax benefit of $12, $0 and $0)	(38)	—	—
Reclassification adjustment for losses included in net income (net of tax benefit of $6, $3 and $5)	19	9	7
Pension and other postretirement benefit liability adjustments:
Pension and other postretirement benefit liability adjustments arising during the period (net of tax (benefit) provision of $(31), $2 and $7)	(93)	3	23
Amortization of net loss and prior service benefit included in net periodic pension cost (net of tax benefit of $2, $5 and $5)	8	15	17

Total other comprehensive items	(181)	(407)	633

Comprehensive Income	$3,515	$2,531	$2,858

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended
	December 31,	December 31,	December 31,
(In millions)	2019	2018	2017

Operating Activities
Net income	$3,696	$2,938	$2,225
Loss from discontinued operations	—	—	3

Income from continuing operations	3,696	2,938	2,228

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation of property, plant and equipment	564	526	439
Amortization of acquisition-related intangible assets	1,713	1,741	1,594
Change in deferred income taxes	(302)	(379)	(1,098)
Gain on sales of businesses	(482)	—	—
Non-cash stock-based compensation	181	181	159
Loss on early extinguishment of debt	184	3	4
Other non-cash expenses, net	84	103	186
Changes in assets and liabilities, excluding the effects of acquisitions and disposition:
Accounts receivable	(225)	(366)	(362)
Inventories	(458)	(324)	(81)
Other assets	(408)	54	(153)
Accounts payable	266	201	274
Other liabilities	210	(42)	1,016
Contributions to retirement plans	(50)	(93)	(200)

Net cash provided by continuing operations	4,973	4,543	4,006
Net cash used in discontinued operations	—	—	(1)

Net cash provided by operating activities	4,973	4,543	4,005

Investing Activities
Acquisitions, net of cash acquired	(1,843)	(536)	(7,226)
Proceeds from sale of business, net of cash divested	1,128	—	—
Purchase of property, plant and equipment	(926)	(758)	(508)
Proceeds from sale of property, plant and equipment	36	50	7
Other investing activities, net	118	(9)	(2)

Net cash used in investing activities	(1,487)	(1,253)	(7,729)

Financing Activities
Net proceeds from issuance of debt	5,638	690	6,459
Repayment of debt	(6,360)	(2,052)	(3,299)
Proceeds from issuance of commercial paper	2,781	5,060	8,380
Repayments of commercial paper	(3,464)	(5,254)	(8,514)
Purchases of company common stock	(1,500)	(500)	(750)
Dividends paid	(297)	(266)	(237)
Net proceeds from issuance of company common stock	—	—	1,690
Net proceeds from issuance of company common stock under employee stock plans	153	136	128
Other financing activities, net	(69)	(51)	(3)

Net cash (used in) provided by financing activities	(3,118)	(2,237)	3,854

Exchange Rate Effect on Cash	(63)	(297)	420

Increase in Cash, Cash Equivalents and Restricted Cash	305	756	550
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	2,117	1,361	811

Cash, Cash Equivalents and Restricted Cash at End of Period	$2,422	$2,117	$1,361

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Total Shareholders' Equity
(In millions)	Shares	Amount			Shares	Amount

Balance at December 31, 2016	415	$415	$12,140	$13,927	22	$(2,306)	$(2,636)	$21,540

Issuance of shares under employees' and directors' stock plans	3	3	196	—	—	(47)	—	152
Issuance of shares	10	10	1,680	—	—	—	—	1,690
Stock-based compensation	—	—	159	—	—	—	—	159
Purchases of company common stock	—	—	—	—	5	(750)	—	(750)
Dividends declared ($0.60 per share)	—	—	—	(238)	—	—	—	(238)
Net income	—	—	—	2,225	—	—	—	2,225
Other comprehensive items	—	—	—	—	—	—	633	633
Other	—	—	2	—	—	—	—	2

Balance at December 31, 2017	428	428	14,177	15,914	27	(3,103)	(2,003)	25,413

Cumulative effect of accounting changes	—	—	—	118	—	—	(88)	30
Issuance of shares under employees' and directors' stock plans	4	4	236	—	—	(62)	—	178
Stock-based compensation	—	—	181	—	—	—	—	181
Purchases of company common stock	—	—	—	—	2	(500)	—	(500)
Dividends declared ($0.68 per share)	—	—	—	(274)	—	—	—	(274)
Net income	—	—	—	2,938	—	—	—	2,938
Other comprehensive items	—	—	—	—	—	—	(407)	(407)
Other	—	—	27	—	—	—	—	27

Balance at December 31, 2018	432	432	14,621	18,696	29	(3,665)	(2,498)	27,586
Cumulative effect of accounting change	—	—	—	4	—	—	—	4
Issuance of shares under employees' and directors' stock plans	2	2	262	—	1	(71)	—	193
Stock-based compensation	—	—	181	—	—	—	—	181
Purchases of company common stock	—	—	—	—	6	(1,500)	—	(1,500)
Dividends declared ($0.76 per share)	—	—	—	(304)	—	—	—	(304)
Net income	—	—	—	3,696	—	—	—	3,696
Other comprehensive items	—	—	—	—	—	—	(181)	(181)

Balance at December 31, 2019	434	$434	$15,064	$22,092	36	$(5,236)	$(2,679)	$29,675

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
Principles of Consolidation
The accompanying financial statements include the accounts of the company and its wholly and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated. The company accounts for investments in businesses using the equity method when it has the ability to exercise significant influence but not control (generally between 20% and 50% ownership) and is not the primary beneficiary.
Presentation
Certain reclassifications of prior year amounts have been made to conform to the current year presentation.
Revenue Recognition
Prior to 2018, the company recognized revenue after all significant obligations had been met, collectability was probable and title had passed, which typically occurred upon shipment, delivery, completion of services, or ratably over the contract period. Beginning in 2018, the company recognizes revenue as performance obligations are satisfied by transferring control of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. See Recent Accounting Pronouncements below for a discussion of the change in revenue recognition accounting that became effective in 2018.
Consumables revenues consist of single-use products and are recognized at a point in time following the transfer of control of such products to the customer, which generally occurs upon shipment. Instruments revenues typically consist of longer-lived assets that, for the substantial majority of sales, are recognized at a point in time in a manner similar to consumables. Service revenues (clinical trial logistics, pharmaceutical development and manufacturing services, asset management, diagnostic testing, training, service contracts, and field services including related time and materials) are recognized over time as customers receive and consume the benefits of such services. For revenues recognized over time, the company generally uses costs accumulated relative to total estimated costs to measure progress as this method approximates satisfaction of the performance obligation. For contracts that contain multiple performance obligations, the company allocates the consideration to which it expects to be entitled to each performance obligation based on relative standalone selling prices and recognizes the related revenue when or as control of each individual performance obligation is transferred to customers. The company exercises judgment in determining the timing of revenue by analyzing the point in time or the period over which the customer has the ability to direct the use of and obtain substantially all of the remaining benefits of the asset. The company immediately expenses contract costs that would otherwise be capitalized and amortized over a period of less than one year.
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The changes in the allowance for doubtful accounts are as follows:

	Year Ended December 31,
(In millions)	2019	2018	2017

Beginning Balance	$117	$109	$77
Provision charged to expense	20	18	32
Accounts written off	(32)	(12)	(10)
Acquisitions, currency translation and other	(3)	2	10

Ending Balance	$102	$117	$109
Contract assets include revenues recognized in advance of billings and are recorded net of estimated losses resulting from the inability to invoice customers. Contract assets are classified as current or noncurrent based on the amount of time expected to lapse until the company's right to consideration becomes unconditional. Noncurrent contract assets are included within other assets in the accompanying balance sheet.
Contract liabilities include billings in excess of revenues recognized, such as those resulting from customer advances and deposits and unearned revenue on service contracts. Contract liabilities are classified as current or noncurrent based on the periods over which remaining performance obligations are expected to be transferred to customers. Noncurrent contract liabilities are included within other long-term liabilities in the accompanying balance sheet. Contract assets and liabilities are presented on a net basis in the consolidated balance sheet if they arise from different performance obligations in the same contract. Contract asset and liability balances are as follows:

	December 31,	December 31,
(In millions)	2019	2018

Current Contract Assets, Net	$603	$459
Noncurrent Contract Assets, Net	17	15
Current Contract Liabilities	916	809
Noncurrent Contract Liabilities	594	355
Substantially all of the current contract liabilities balance at December 31, 2018 and January 1 2018, was recognized in revenue during 2019 and 2018, respectively. Contract assets increased in 2019 primarily due to growth in pharmaceutical development and manufacturing services. Contract liabilities increased during 2019 primarily due to an advance payment from a customer and an acquisition.
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended
	December 31,	December 31,
(In millions)	2019	2018

Beginning Balance	$92	$87
Provision charged to income	115	121
Usage	(112)	(109)
Adjustments to previously provided warranties, net	(2)	(4)
Currency translation	—	(3)

Ending Balance	$93	$92
Leases
The company determines whether an arrangement is, or contains, a lease at inception. Prior to 2019, the company did not account for operating leases on the balance sheet. Beginning in 2019, as discussed below under Recent Accounting Pronouncements, operating leases that have commenced are included in other assets, other accrued expenses and other long-term liabilities in the consolidated balance sheet. Classification of operating lease liabilities as either current or noncurrent is based on the expected timing of payments due under the company’s obligations.
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
See Note 11 additional information about the company's leases.
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
From time to time when executing a restructuring or exit plan, the company also incurs costs other than termination benefits, such as lease termination costs, that are not associated with or will not be incurred to generate revenues. These include costs that represent amounts under contractual obligations that exist prior to the restructuring plan communication date and will either continue after the restructuring plan is completed with no economic benefit or result in a penalty to cancel a contractual obligation. Such costs are recognized when incurred, which generally occurs at the contract termination or over the period from when a plan to abandon a leased facility is approved through the cease-use date but charges may continue over the remainder of the original contractual period.

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

	December 31,	December 31,
(In millions)	2019	2018

Raw Materials	$971	$812
Work in Process	517	430
Finished Goods	1,882	1,763

Inventories	$3,370	$3,005
The value of inventories maintained using the LIFO method was $268 million and $244 million at December 31, 2019 and 2018, respectively, which was below estimated replacement cost by $39 million and $34 million, respectively. Reductions to cost of revenues as a result of the liquidation of LIFO inventories were nominal during the three years ended December 31, 2019.
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,	December 31,
(In millions)	2019	2018

Land	$396	$397
Buildings and Improvements	1,873	1,729
Machinery, Equipment and Leasehold Improvements	5,495	4,694

Property, Plant and Equipment, at Cost	7,764	6,820
Less: Accumulated Depreciation and Amortization	3,015	2,655

Property, Plant and Equipment, Net	$4,749	$4,165
Depreciation and amortization expense of property, plant and equipment was $564 million, $526 million and $439 million in 2019, 2018 and 2017, respectively.
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

	Balance at December 31, 2019			Balance at December 31, 2018
(In millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Definite Lived:
Customer relationships	$16,906	$(6,997)	$9,909	$17,120	$(6,833)	$10,287
Product technology	5,544	(3,121)	2,423	6,036	(3,178)	2,858
Tradenames	1,300	(869)	431	1,495	(929)	566
Other	9	(9)	—	33	(33)	—

	23,759	(10,996)	12,763	24,684	(10,973)	13,711
Indefinite Lived:
Tradenames	1,235	N/A	1,235	1,235	N/A	1,235
In-process research and development	16	N/A	16	32	N/A	32

	1,251	N/A	1,251	1,267	N/A	1,267

Acquisition-related Intangible Assets	$25,010	$(10,996)	$14,014	$25,951	$(10,973)	$14,978
The estimated future amortization expense of acquisition-related intangible assets with definite lives is as follows:

(In millions)

2020	$1,660
2021	1,552
2022	1,406
2023	1,329
2024	1,168
2025 and Thereafter	5,648

Estimated Future Amortization Expense of Definite-lived Intangible Assets	$12,763

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Amortization of acquisition-related intangible assets was $1.71 billion, $1.74 billion and $1.59 billion in 2019, 2018 and 2017, respectively.
Other Assets
Other assets in the accompanying balance sheet include operating lease right-of-use assets, deferred tax assets, pension assets, cash surrender value of life insurance, insurance recovery receivables related to product liability matters, investments and other assets.
Prior to January 1, 2018, investments for which there are not readily determinable market values were accounted for under the cost method of accounting. The company periodically evaluated the carrying value of its investments accounted for under the cost method of accounting, which provided that they are recorded at the lower of cost or estimated net realizable value. Effective January 1, 2018, equity investments that do not have readily determinable fair values are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investments of the same issuer. The company performs qualitative assessments to identify impairments of these investments. At December 31, 2019 and 2018, the company had such investments with carrying amounts of $34 million and $36 million, respectively, which are included in other assets.
Goodwill
The company assesses goodwill for impairment at the reporting unit level annually and whenever events occur or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. Such events or circumstances generally include the occurrence of operating losses or a significant decline in earnings associated with one or more of the company’s reporting units. The company is permitted to first assess qualitative factors to determine whether the goodwill impairment test is necessary. If the qualitative assessment results in a determination that the fair value of a reporting unit is more-likely-than-not less than its carrying amount, the company performs a quantitative goodwill impairment test. The company may bypass the qualitative assessment for the reporting unit in any period and proceed directly to the goodwill impairment test. The company estimates the fair value of its reporting units by using forecasts of discounted future cash flows and peer market multiples. The company would record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (limited to the amount of goodwill). The company determined that no impairments existed in 2019, 2018 or 2017.
The changes in the carrying amount of goodwill by segment are as follows:

(In millions)	Life Sciences Solutions	Analytical Instruments	Specialty Diagnostics	Laboratory Products and Services	Total

Balance at December 31, 2017	$8,391	$5,027	$3,856	$8,016	$25,290
Acquisitions	161	—	—	—	161
Finalization of purchase price allocations for 2017 acquisitions	—	1	—	20	21
Currency translation	(5)	(77)	(121)	79	(124)
Other	1	(1)	—	(1)	(1)

Balance at December 31, 2018	8,548	4,950	3,735	8,114	25,347
Acquisitions	—	9	—	938	947
Finalization of purchase price allocations for 2018 acquisitions	(2)	—	—	—	(2)
Sale of business	—	—	(478)	—	(478)
Currency translation	(3)	(38)	(72)	11	(102)
Other	1	7	(1)	(5)	2

Balance at December 31, 2019	$8,544	$4,928	$3,184	$9,058	$25,714
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
receivables from third-party insurers up to the amount of the loss when recovery has been determined to be probable. Liabilities acquired in acquisitions have been recorded at fair value and, as such, were discounted to present value at the dates of acquisition.
Currency Translation
All assets and liabilities of the company’s non-U.S. subsidiaries are translated at period-end exchange rates. Resulting translation adjustments are reflected in the “accumulated other comprehensive items” component of shareholders’ equity. Revenues and expenses are translated at average exchange rates for the period. Currency transaction gains (losses) are included in the accompanying statement of income and in aggregate were $52 million, $19 million and $(31) million in 2019, 2018 and 2017, respectively.
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
The company uses short-term forward and option currency exchange contracts primarily to hedge certain balance sheet and operational exposures resulting from changes in currency exchange rates, predominantly intercompany loans and cash balances that are denominated in currencies other than the functional currencies of the respective operations. The currency-exchange contracts principally hedge transactions denominated in Swiss franc, euro, Canadian dollars, Swedish kronor, British pounds sterling, Japanese yen and Czech koruna. The company does not hold or engage in transactions involving derivative instruments for purposes other than risk management.
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
Recent Accounting Pronouncements
In January 2020, the FASB issued new guidance to clarify the interaction of the accounting for certain equity securities, equity method investments, and certain forward contracts and purchased options. Among other things, the new guidance clarifies that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying measurement principles for certain equity securities immediately before applying or discontinuing the equity method. The company expects to adopt this guidance in 2020 using a prospective method. The adoption of this guidance is not expected to have a material impact on the company’s consolidated financial statements.
In December 2019, the FASB issued new guidance to simplify the accounting for income taxes. Among other things, the new guidance requires the effects of enacted changes in tax laws or rates to be reflected in the annual effective tax rate

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
computation in the interim period that includes the enactment date. The company expects to adopt this guidance when it is effective in 2021 using a prospective method. The adoption of this guidance is not expected to have a material impact on the company’s consolidated financial statements; however, the impact in future periods will be dependent on the extent of future events or conditions that would be affected such as enacted changes in tax laws or rates.
In August 2018, the FASB issued new guidance to modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The company will adopt the guidance in 2020 using a retrospective method. The adoption of this guidance is not expected to have a material impact on the company’s disclosures.
In August 2018, the FASB issued new guidance to modify the disclosure requirements on fair value measurements. The company will adopt the guidance in 2020 with some items requiring a prospective method and others requiring a retrospective method. The adoption of this guidance is not expected to have a material impact on the company’s disclosures.
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
In December 2017, the SEC staff issued guidance to address the application of accounting guidance in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act enacted on December 22, 2017. The company reported provisional amounts in its 2017 financial statements for certain income tax effects of the Tax Act for which a reasonable estimate could be determined. Adjustments to provisional amounts identified during the measurement period, which ended December 22, 2018, are included as adjustments to Provision for Income Taxes in 2018 (Note 8).
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
In June 2016, the FASB issued new guidance to require a financial asset measured at amortized cost basis, such as accounts receivable, to be presented at the net amount expected to be collected based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. During 2018 and 2019, the FASB issued additional guidance and clarification. The company will adopt the guidance in 2020 using a modified retrospective method. The adoption of this guidance is not expected to have a material impact on the company’s consolidated financial statements.
In February 2016, the FASB issued new guidance which requires lessees to record most leases on their balance sheets as lease liabilities, initially measured at the present value of the future lease payments, with corresponding right-of-use assets. The new guidance also sets forth new disclosure requirements related to leases. During 2017 - 2019, the FASB issued additional guidance and clarification. The company adopted this guidance in January 2019. The company elected to adopt the guidance using a modified retrospective method, by applying the transition approach as of the beginning of the period of adoption. Comparative periods have not been restated. As permitted upon transition, the company did not reassess whether any expired or existing contracts were or contained embedded leases, the lease classification for any expired or existing leases, initial direct costs for any leases, or whether land easements met the definition of a lease if they were not accounted for as leases under the prior guidance. Adoption of the new guidance impacted the company’s Consolidated Balance Sheet as follows:

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
Had the company continued to use the revenue recognition guidance in effect prior to 2018, no material changes would have resulted to the consolidated statements of income, comprehensive income, or cash flows for the year ended December 31, 2018 from amounts reported therein. However, inventories would have been $357 million higher and other current assets would have been $359 million lower as of December 31, 2018, primarily as a result of differences in the accounting for pharmaceutical development and manufacturing services under the new revenue guidance. Under the prior guidance, costs of these services were recorded in inventory and revenues were recognized generally when the products were delivered to customers. Under the new guidance, costs are expensed and revenues are recognized as the manufacturing service is performed and the company's rights to consideration are recorded as contract assets.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
2019
On April 30, 2019, the company acquired, within the Laboratory Products and Services segment, Brammer Bio for approximately $1.67 billion in cash. Brammer Bio is a leading viral vector contract development and manufacturing organization for gene and cell therapies. The acquisition expands the segment’s contract manufacturing capabilities. Brammer Bio reported revenues of approximately $140 million in 2018. The purchase price exceeded the fair value of the identifiable net assets and, accordingly, $938 million was allocated to goodwill, $405 million of which is tax deductible.
In addition, in 2019 the company acquired, within the Analytical Instruments segment, a Slovakia-based provider of mass spectrometry software used for identification of compounds, and, within the Laboratory Products and Services segment, an active pharmaceutical ingredient (API) manufacturing facility in Cork, Ireland, for an aggregate purchase price of $169 million.
The components of the purchase price and net assets acquired for 2019 acquisitions are as follows:

(In millions)	Brammer Bio	Other	Total

Purchase Price
Cash paid	$1,710	$169	$1,879
Cash acquired	(36)	—	(36)

	$1,674	$169	$1,843

Net Assets Acquired
Current assets	$52	$58	$110
Property, plant and equipment	147	102	249
Definite-lived intangible assets:
Customer relationships	744	—	744
Product technology	65	7	72
Tradenames	7	—	7
Goodwill	938	9	947
Other assets	49	—	49
Contract liabilities	(110)	—	(110)
Deferred tax liabilities	(110)	(6)	(116)
Other liabilities assumed	(108)	(1)	(109)

	$1,674	$169	$1,843
The weighted-average amortization periods for definite-lived intangible assets acquired in 2019 are 14 years for customer relationships, 13 years for product technology and 2 years for tradenames. The weighted average amortization period for all definite-lived intangible assets acquired in 2019 is 14 years.
2018
On October 25, 2018, the company acquired, within the Life Sciences Solutions segment, Becton Dickinson and Company's Advanced Bioprocessing business for $477 million in cash. This North America-based business adds complementary cell culture products that expand the segment’s bioproduction offerings to help customers increase yield during production of biologic drugs. The Advanced Bioprocessing business reported revenues of $100 million in 2017. The purchase price exceeded the fair value of the identifiable net assets and, accordingly, $146 million was allocated to goodwill, all of which is tax deductible.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In 2018, the company acquired, within the Life Sciences Solutions segment, a North America-based provider of a rapid DNA platform for use in forensics and law enforcement applications, for an aggregate purchase price of $65 million.
The components of the purchase price and net assets acquired for 2018 acquisitions are as follows:

(In millions)	Advanced Bioprocessing business	Other	Total

Purchase Price
Cash paid	$477	$55	$532
Fair value of contingent consideration	—	11	11
Cash acquired	—	(1)	(1)

	$477	$65	$542

Net Assets Acquired
Current assets	$53	$4	$57
Property, plant and equipment	42	—	42
Definite-lived intangible assets:
Customer relationships	108	—	108
Product technology	132	31	163
Tradenames	8	—	8
Indefinite-lived intangible assets:
In-process research and development	—	10	10
Goodwill	146	15	161
Other assets	—	14	14
Deferred tax liabilities	(7)	—	(7)
Other liabilities assumed	(5)	(9)	(14)

	$477	$65	$542
The weighted-average amortization periods for definite-lived intangible assets acquired in 2018 are 14 years for customer relationships, 13 years for product technology and 6 years for tradenames. The weighted average amortization period for all definite-lived intangible assets acquired in 2018 is 13 years.
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
Patheon provides comprehensive, integrated and highly customizable solutions as well as the expertise to help biopharmaceutical companies of all sizes satisfy complex development and manufacturing needs. The acquisition provided entry into the pharmaceutical contract development and manufacturing organization market and added a complementary service to the company’s existing pharmaceutical services portfolio. Patheon reported revenues of $1.87 billion for the year ended October 31, 2016. The purchase price exceeded the fair market value of the identifiable net assets and, accordingly, $3.28 billion was allocated to goodwill, $125 million of which is tax deductible.
In addition, in 2017 the company acquired, within the Analytical Instruments segment, a North America-based provider of cloud-based platforms supporting scientific data management; within the Life Sciences Solutions segment, a North America-based developer of scalable control automation systems and software for bioproduction; within the Specialty Diagnostics segment, a North America-based molecular diagnostics company offering qPCR tests to the transplant community; and within the Analytical Instruments segment, a provider of desktop scanning electron microscopy solutions and a manufacturer of volatile organic compound monitoring instruments and integrated systems, for an aggregate purchase price of $425 million.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The components of the purchase price and net assets acquired for 2017 acquisitions are as follows:

(In millions)	Patheon	Other	Total

Purchase Price
Cash paid	$6,911	$422	$7,333
Debt assumed	488	—	488
Fair value of contingent consideration	—	17	17
Fair value of equity awards exchanged	6	—	6
Fair value of previously held interest	—	11	11
Cash acquired	(47)	(25)	(72)

	$7,358	$425	$7,783

Net Assets Acquired
Current assets	$1,062	$39	$1,101
Property, plant and equipment	1,242	4	1,246
Definite-lived intangible assets:
Customer relationships	3,641	90	3,731
Product technology	—	96	96
Tradenames	112	5	117
Indefinite-lived intangible assets:
In-process research and development	—	2	2
Goodwill	3,276	263	3,539
Other assets	54	—	54
Deferred tax liabilities	(1,093)	(40)	(1,133)
Other liabilities assumed	(936)	(34)	(970)

	$7,358	$425	$7,783
The weighted-average amortization periods for definite-lived intangible assets acquired in 2017 are 17 years for customer relationships, 9 years for product technology and 4 years for tradenames. The weighted average amortization period for all definite-lived intangible assets acquired in 2017 is 16 years.
Unaudited Pro Forma Information
The following unaudited pro forma information provides the effect of the company's 2017 acquisition of Patheon as if the acquisition had occurred on January 1, 2016:

(In millions)	2017

Revenues	$22,144

Net Income	$2,258
To reflect the acquisition of Patheon as if it had occurred on January 1, 2016, the unaudited pro forma results include adjustments to reflect, among other things, the incremental intangible asset amortization to be incurred based on the preliminary values of each identifiable intangible asset and the interest expense from debt financings obtained to partially fund the cash consideration transferred. Pro forma adjustments were tax effected at the company's historical statutory rates in effect for the respective periods. The unaudited pro forma amounts are not necessarily indicative of the combined results of operations that would have been realized had the acquisition and related financings occurred on the aforementioned date, nor are they meant to be indicative of any anticipated combined results of operations that the company will experience after the transaction. In addition, the amounts do not include any adjustments for actions that may be taken following the completion of the transaction, such as expected cost savings, operating synergies, or revenue enhancements that may be realized subsequent to the transaction.
Pro forma net income for the year ended December 31, 2017, excludes certain items associated with the Patheon acquisition that were included in the determination of net income for that period. These items have been included in the determination of pro forma net income for the year ended December 31, 2016 (not presented), and are as follows: $54 million

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
of direct transaction costs, $39 million of accounting policy conformity adjustments, $21 million of initial restructuring costs, $40 million reduction of revenues for revaluing the deferred revenue obligations to fair value, and $55 million of expense related to the fair value adjustment to acquisition-date inventories.
The company’s results would not have been materially different from its pro forma results had the company’s other 2019, 2018 or 2017 acquisitions occurred at the beginning of 2018, 2017 or 2016, respectively.
Disposition
On June 28, 2019, the company sold its Anatomical Pathology business to PHC Holdings Corporation for $1.13 billion, net of cash divested. The business was part of the Specialty Diagnostics segment. The sale of this business resulted in a pre-tax gain of approximately $478 million, included in restructuring and other (income) costs, net. Revenues in 2019, through the date of sale, and the full year 2018 of the business sold were approximately $115 million and $238 million, respectively, net of retained sales through the company's healthcare market and research and safety market channel businesses. The assets and liabilities of the Anatomical Pathology business were as follows on December 31, 2018:

(In millions)	December 31, 2018

Current Assets	$81
Long-term Assets	528
Current Liabilities	34
Long-term Liabilities	24

Note 3. Revenue
Disaggregated Revenue
Revenue by type is as follows:

(In millions)	2019	2018

Revenues
Consumables	$13,109	12,576
Instruments	6,387	6,292
Services	6,046	5,490

Consolidated revenues	$25,542	$24,358
Revenue by geographic region is as follows:

(In millions)	2019	2018

Revenues (a)
North America	$12,896	$12,143
Europe	6,358	6,215
Asia-Pacific	5,524	5,250
Other regions	764	750

Consolidated revenues	$25,542	$24,358
(a)Revenues are attributed to regions based on customer location.
Each reportable segment earns revenues from consumables, instruments and services in North America, Europe, Asia-Pacific and other regions. See note 4 for revenue by reportable segment and other geographic data.
Remaining Performance Obligations
The aggregate amount of the transaction price allocated to the remaining performance obligations for all open customer contracts as of December 31, 2019 was $7.77 billion. The company will recognize revenue for these performance obligations as they are satisfied, approximately 63% of which is expected to occur within the next twelve months.

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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Business Segment Information

(In millions)	2019	2018	2017

Revenues
Life Sciences Solutions	$6,856	$6,269	$5,728
Analytical Instruments	5,522	5,469	4,821
Specialty Diagnostics	3,718	3,724	3,486
Laboratory Products and Services	10,599	10,035	7,825
Eliminations	(1,153)	(1,139)	(942)

Consolidated revenues	25,542	24,358	20,918

Segment Income (a)
Life Sciences Solutions	2,446	2,158	1,894
Analytical Instruments	1,273	1,247	1,027
Specialty Diagnostics	930	952	927
Laboratory Products and Services	1,324	1,258	1,004

Subtotal reportable segments (a)	5,973	5,615	4,852

Cost of revenues charges, net	(17)	(12)	(123)
Selling, general and administrative charges, net	(62)	(29)	(78)
Restructuring and other income (costs), net	413	(50)	(97)
Amortization of acquisition-related intangible assets	(1,713)	(1,741)	(1,594)

Consolidated operating income	4,594	3,783	2,960
Interest income (b)	224	137	81
Interest expense (b)	(676)	(667)	(592)
Other (expense) income, net (b)	(72)	9	(20)

Income from Continuing Operations Before Income Taxes	$4,070	$3,262	$2,429

Depreciation
Life Sciences Solutions	$130	$119	$129
Analytical Instruments	75	73	71
Specialty Diagnostics	67	76	72
Laboratory Products and Services	292	258	167

Consolidated depreciation	$564	$526	$439
(a)Represents operating income before certain charges to cost of revenues and selling, general and administrative expenses; restructuring and other costs/income, net; and amortization of acquisition-related intangibles.
(b)The company does not allocate interest or other expense/income, net to its segments.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions)	2019	2018	2017

Total Assets
Life Sciences Solutions	$18,306	$18,774	$19,063
Analytical Instruments	9,896	9,907	9,960
Specialty Diagnostics	5,867	6,663	7,095
Laboratory Products and Services	21,761	19,051	19,181
Corporate/Other (c)	2,551	1,837	1,370

Consolidated total assets	$58,381	$56,232	$56,669

Capital Expenditures
Life Sciences Solutions	$151	$107	$118
Analytical Instruments	64	85	56
Specialty Diagnostics	83	103	87
Laboratory Products and Services	554	374	178
Corporate/Other	74	89	69

Consolidated capital expenditures	$926	$758	$508
(c)Corporate assets consist primarily of cash and cash equivalents and property and equipment at the company's corporate offices.
Geographical Information

(In millions)	2019	2018	2017

Revenues (d)
United States	$12,366	$11,629	$10,129
China	2,752	2,504	2,060
Other	10,424	10,225	8,729

Consolidated revenues	$25,542	$24,358	$20,918

Long-lived Assets (e)
United States	$3,099	$2,444	$2,349
Other	2,349	1,721	1,698

Consolidated long-lived assets	$5,448	$4,165	$4,047
(d)Revenues are attributed to countries based on customer location.
(e)Includes property, plant and equipment, net, and beginning in 2019, operating lease right-of-use assets.

Note 5. Other Expense/Income, Net
In all periods, other expense, net includes currency transaction gains and losses on monetary assets and liabilities and net periodic pension benefit cost/income, excluding the service cost component which is included in operating expenses on the accompanying statement of income. In 2019, other expense, net includes $184 million of losses on the early extinguishment of debt (see Note 10), offset in part by $44 million of net gains on investments. The investment gains include a $28 million gain on the sale of a joint venture for net proceeds of $42 million.
In 2018, other expense, net also includes $15 million of net losses on investments.
In 2017, other expense, net includes $32 million of charges related to amortization of fees paid to obtain bridge financing commitments related to the Patheon acquisition (Note 2) and $4 million of losses on the early extinguishment of debt, offset in part by $17 million of net gains on investments.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Stock-based compensation expense is primarily included in selling, general and administrative expenses.

(In millions)	2019	2018	2017

Stock-based Compensation Expense	$181	$181	$159
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
The weighted average assumptions used in the Black-Scholes option pricing model are as follows:

	2019	2018	2017

Expected Stock Price Volatility	21%	20%	20%
Risk Free Interest Rate	2.4%	2.6%	1.9%
Expected Life of Options (years)	4.3	4.3	4.3
Expected Annual Dividend	0.3%	0.3%	0.4%
The weighted average per share grant-date fair values of options granted during 2019, 2018 and 2017 were $53.37, $43.45 and $30.73, respectively. The total intrinsic value of options exercised during the same periods was $320 million, $312 million and $199 million, respectively. The intrinsic value is the difference between the market value of the shares on the exercise date and the exercise price of the option.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A summary of the company’s option activity for the year ended December 31, 2019 is presented below:

	Shares (in millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (a) (in millions)

Outstanding at December 31, 2018	8.0	$148.09
Granted	1.3	256.61
Exercised	(2.0)	111.13
Canceled/Expired	(0.4)	193.78

Outstanding at December 31, 2019	6.9	$176.26	4.1

Vested and Unvested Expected to Vest at December 31, 2019	6.6	$174.33	4.1	$992

Exercisable at December 31, 2019	3.1	$141.20	2.9	$561

As of December 31, 2019, there was $95 million of total unrecognized compensation cost related to unvested stock options granted. The cost is expected to be recognized through 2023 with a weighted average amortization period of 2.2 years.
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
A summary of the company’s restricted unit activity for the year ended December 31, 2019 is presented below:

	Units (in millions)	Weighted Average Grant-Date Fair Value

Unvested at December 31, 2018	1.2	$177.04
Granted	0.6	248.10
Vested	(0.7)	173.61
Forfeited	(0.1)	198.73

Unvested at December 31, 2019	1.0	$218.34
The total fair value of shares vested during 2019, 2018 and 2017 was $118 million, $114 million and $97 million, respectively.
As of December 31, 2019, there was $141 million of total unrecognized compensation cost related to unvested restricted stock unit awards. The cost is expected to be recognized through 2023 with a weighted average amortization period of 1.9 years.
Employee Stock Purchase Plans
Qualifying employees are eligible to participate in an employee stock purchase plan sponsored by the company. Shares may be purchased under the program at 95% of the fair market value at the end of the purchase period and the shares purchased are not subject to a holding period. Shares are purchased through payroll deductions of up to 10% of each participating

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
employee’s qualifying gross wages. The company issued 0.2 million, 0.1 million and 0.1 million shares, respectively, of its common stock in 2019, 2018 and 2017 under the employee stock purchase plan.

Note 7. Pension and Other Postretirement Benefit Plans
401(k) Savings Plan and Other Defined Contribution Plans
The company’s 401(k) savings and other defined contribution plans cover the majority of the company’s eligible U.S. and certain non-U.S. employees. Contributions to the plans are made by both the employee and the company. Company contributions are based on the level of employee contributions. Company contributions to these plans are based on formulas determined by the company. In 2019, 2018 and 2017, the company charged to expense $232 million, $204 million and $161 million, respectively, related to its defined contribution plans.
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
The company funds annually, at a minimum, the statutorily required minimum amount as actuarially determined. During 2019, 2018 and 2017, the company made cash contributions of approximately $50 million, $93 million and $200 million, respectively. Contributions to the plans included in the following table are estimated at between $40 and $60 million for 2020.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table provides a reconciliation of benefit obligations and plan assets of the company’s domestic and non-U.S. pension plans and postretirement benefit plans:

	Domestic Pension Benefits		Non-U.S. Pension Benefits		Postretirement Benefits
(In millions)	2019	2018	2019	2018	2019	2018

Change in Projected Benefit Obligations
Benefit Obligation at Beginning of Year	$1,179	$1,300	$1,193	$1,324	$50	$63
Business combinations/divestiture	—	8	(23)	—	—	1
Service costs	—	—	23	26	1	1
Interest costs	45	41	24	23	2	2
Settlements	—	—	(34)	(33)	—	—
Plan participants' contributions	—	—	5	5	—	—
Actuarial (gains) losses	156	(87)	136	(48)	3	(8)
Benefits paid	(78)	(83)	(27)	(34)	(2)	(2)
Currency translation and other	—	—	6	(70)	1	(7)

Benefit Obligation at End of Year	$1,302	$1,179	$1,303	$1,193	$55	$50

Change in Fair Value of Plan Assets
Fair Value of Plan Assets at Beginning of Year	$1,091	$1,181	$932	$1,011	$8	$9
Business combinations/divestiture	—	7	(15)	—	—	—
Actual return on plan assets	183	(49)	60	(21)	2	(1)
Employer contribution	5	35	43	56	2	2
Settlements	—	—	(34)	(33)	—	—
Plan participants' contributions	—	—	5	5	—	—
Benefits paid	(78)	(83)	(27)	(34)	(2)	(2)
Currency translation and other	—	—	22	(52)	—	—

Fair Value of Plan Assets at End of Year	$1,201	$1,091	$986	$932	$10	$8

Funded Status	$(101)	$(88)	$(317)	$(261)	$(45)	$(42)

Accumulated Benefit Obligation	$1,302	$1,179	$1,238	$1,136

Amounts Recognized in Balance Sheet
Noncurrent assets	$—	$—	$97	$106	$9	$8
Current liability	(6)	(6)	(8)	(8)	(3)	(3)
Noncurrent liabilities	(95)	(82)	(406)	(359)	(51)	(47)

Net amount recognized	$(101)	$(88)	$(317)	$(261)	$(45)	$(42)

Amounts Recognized in Accumulated Other Comprehensive Items
Net actuarial loss	$195	$168	$200	$106	$5	$4
Prior service credits	—	—	(3)	5	(5)	(5)

Net amount recognized	$195	$168	$197	$111	$—	$(1)

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The actuarial assumptions used to compute the funded status for the plans are based upon information available as of December 31, 2019 and 2018 and are as follows:

	Domestic Pension Benefits		Non-U.S. Pension Benefits		Postretirement Benefits
	2019	2018	2019	2018	2019	2018

Weighted Average Assumptions Used to Determine Projected Benefit Obligations
Discount rate	3.12%	4.21%	1.60%	2.34%	2.86%	3.81%
Average rate of increase in employee compensation	N/A	N/A	2.27%	2.47%	N/A	N/A
Initial healthcare cost trend rate					5.98%	6.35%
Ultimate healthcare cost trend rate					4.48%	4.89%
The actuarial assumptions used to compute the net periodic pension benefit cost (income) are based upon information available as of the beginning of the year, as presented in the following table:

	Domestic Pension Benefits			Non-U.S. Pension Benefits
	2019	2018	2017	2019	2018	2017

Weighted Average Assumptions Used to Determine Net Benefit Cost (Income)
Discount rate	4.22%	3.54%	4.06%	2.34%	2.10%	1.95%
Average rate of increase in employee compensation	N/A	N/A	N/A	2.47%	2.59%	3.10%
Expected long-term rate of return on assets	5.76%	5.75%	6.50%	3.25%	3.31%	3.11%
The ultimate healthcare cost trend rates for the postretirement benefit plans are expected to be reached between 2020 and 2040.
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
The amounts in accumulated other comprehensive items expected to be recognized as components of net periodic benefit cost in 2020 are not material.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The projected benefit obligation and fair value of plan assets for the company’s qualified and non-qualified pension plans with projected benefit obligations in excess of plan assets are as follows:

	Pension Plans
(In millions)	2019	2018

Pension Plans with Projected Benefit Obligations in Excess of Plan Assets
Projected benefit obligation	$2,072	$1,876
Fair value of plan assets	1,557	1,421
The accumulated benefit obligation and fair value of plan assets for the company's qualified and non-qualified pension plans with accumulated benefit obligations in excess of plan assets are as follows:

	Pension Plans
(In millions)	2019	2018

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets
Accumulated benefit obligation	$1,976	$1,792
Fair value of plan assets	1,525	1,393
The measurement date used to determine benefit information is December 31 for all plan assets and benefit obligations.
The net periodic pension benefit cost (income) includes the following components:

	Domestic Pension Benefits			Non-U.S. Pension Benefits
(In millions)	2019	2018	2017	2019	2018	2017
Components of Net Benefit Cost (Income)
Service cost-benefits earned	$—	$—	$—	$23	$26	$26
Interest cost on benefit obligation	45	41	43	24	23	21
Expected return on plan assets	(55)	(55)	(56)	(30)	(32)	(29)
Amortization of actuarial net loss	2	3	2	6	7	9
Amortization of prior service benefit	—	—	—	(1)	—	—
Settlement/curtailment loss	—	—	1	4	7	5
Net periodic benefit cost (income)	$(8)	$(11)	$(10)	$26	$31	$32
The net periodic postretirement benefit cost was not material in 2019, 2018 and 2017.
Expected benefit payments are estimated using the same assumptions used in determining the company’s benefit obligation at December 31, 2019. Benefit payments will depend on future employment and compensation levels, average years employed and average life spans, among other factors, and changes in any of these factors could significantly affect these estimated future benefit payments. Estimated future benefit payments during the next five years and in the aggregate for the five fiscal years thereafter, are as follows:

(In millions)	Domestic Pension Benefits	Non-U.S. Pension Benefits	Post- retirement Benefits

Expected Benefit Payments
2020	$90	$34	$2
2021	90	37	2
2022	87	38	2
2023	86	41	2
2024	85	45	2
2025-2029	390	250	8
A change in the assumed healthcare cost trend rate by one percentage point effective January 2019 would not have caused a material change in the accumulated postretirement benefit obligation as of December 31, 2019 and the 2019 aggregate of service and interest costs.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Domestic Pension Plan Assets
The company’s overall objective is to manage the assets in a liability framework where investments are selected that are expected to have similar changes in fair value as the related liabilities will have upon changes in interest rates. The company invests in a portfolio of both return-seeking and liability-hedging assets, primarily through the use of institutional collective funds, to achieve long-term growth and to insulate the funded position from interest rate volatility. The strategic asset allocation uses a combination of risk controlled and index strategies in fixed income and global equities. The target allocations for the investments are approximately 10% to funds investing in U.S. equities, approximately 10% to funds investing in international equities and approximately 80% to funds investing in fixed income securities. The portfolio maintains enough liquidity at all times to meet the near-term benefit payments.
Non-U.S. Pension Plan Assets
The company maintains specific plan assets for many of the individual pension plans outside the U.S. The investment strategy of each plan has been uniquely established based on the country specific standards and characteristics of the plans. Several of the plans have contracts with insurance companies whereby the market risks of the benefit obligations are borne by the insurance companies. When assets are held directly in investments, generally the objective is to invest in a portfolio of diversified assets with a variety of fund managers. The investments may include equity funds, fixed income funds, hedge funds, multi-asset funds, alternative investments and derivative funds with the target asset allocations ranging from approximately 0% - 25% for equity funds, 0% - 70% for fixed income funds, 0% - 20% for hedge funds, 0% - 100% for multi-asset funds, 0% to 5% for alternative investments and 0% - 30% for funds holding derivatives. The derivatives held by the funds are primarily interest rate swaps intended to match the movements in the plan liabilities as well as equity futures in a synthetic equity fund which provide targeted exposure to equity markets without the fund holding individual equity positions. Each plan maintains enough liquidity at all times to meet the near-term benefit payments.
The fair values of the company’s plan assets at December 31, 2019 and 2018, by asset category are as follows:

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Not Subject to Leveling (1)
(In millions)	2019	(Level 1)	(Level 2)	(Level 3)

Domestic Pension Plan Assets
U.S. equity funds	$122	$—	$—	$—	$122
International equity funds	116	—	—	—	116
Fixed income funds	951	—	—	—	951
Money market funds	12	—	—	—	12

Total Domestic Pension Plans	$1,201	$—	$—	$—	$1,201

Non-U.S. Pension Plan Assets
Equity funds	$37	$—	$—	$—	$37
Fixed income funds	430	—	—	—	430
Hedge funds	61	—	—	—	61
Multi-asset funds	76	—	—	—	76
Derivative funds	129	—	—	—	129
Alternative investments	4	—	—	—	4
Insurance contracts	237	—	237	—	—
Cash / money market funds	12	9	—	—	3

Total Non-U.S. Pension Plans	$986	$9	$237	$—	$740
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
The tables above present the fair value of the company’s plan assets in accordance with the fair value hierarchy (Note 14). Certain investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The fair value amounts of these investments presented in the above tables are intended to permit reconciliation of the fair value hierarchy to the amounts presented for the total pension plan assets. These investments were also redeemable at the balance sheet date or within limited time restrictions.

Note 8. Income Taxes
The components of income from continuing operations before provision for income taxes are as follows:

(In millions)	2019	2018	2017

U.S.	$2,278	$1,329	$655
Non-U.S.	1,792	1,933	1,774

Income from Continuing Operations	$4,070	$3,262	$2,429

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The components of the provision for income taxes of continuing operations are as follows:

(In millions)	2019	2018	2017

Current Income Tax Provision
Federal	$267	$165	$1,259
Non-U.S.	544	574	576
State	62	59	62

	873	798	1,897

Deferred Income Tax Provision (Benefit)
Federal	$(222)	$(258)	$(1,437)
Non-U.S.	(252)	(187)	(271)
State	(25)	(29)	12

	(499)	(474)	(1,696)

Provision for Income Taxes	$374	$324	$201
The provision for income taxes in the accompanying statement of income differs from the provision calculated by applying the statutory federal income tax rate to income from continuing operations before provision for income taxes due to the following:

(In millions)	2019	2018	2017

Statutory Federal Income Tax Rate	21%	21%	35%

Provision for Income Taxes at Statutory Rate	$855	$685	$850

Increases (Decreases) Resulting From:
Foreign rate differential	(204)	(375)	(380)
Foreign exchange loss on inter-company debt refinancing	(62)	—	(237)
Income tax credits	(379)	(349)	(273)
Withholding taxes	38	31	55
Global intangible low-taxed income	258	167	—
Foreign-derived intangible income	(111)	(47)	—
Impact of change in tax laws and apportionment on deferred taxes	6	(12)	(1,121)
Transition tax and other impacts of U.S. tax reform	8	117	1,250
Provision for (reversal of) tax reserves, net	62	(49)	99
Excess tax benefits from stock options and restricted stock units	(80)	(77)	(65)
Basis difference on disposal of business	73	—	—
Valuation allowance	(4)	260	7
Intra-entity transfers	(79)	—	—
Other, net	(7)	(27)	16

Provision for Income Taxes	$374	$324	$201
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Other Tax Impacts
In 2019, the company recorded a $62 million income tax benefit, including both U.S. federal and state taxes, related to a foreign exchange loss for tax purposes on certain intercompany financing arrangements as well as a tax provision of $191 million related to the gain on the sale of the Anatomical Pathology business. Also in 2019, the company recorded a $79 million benefit related to the deferred tax implications of intra-entity transactions which included a tax benefit to release a valuation allowance against net operating losses previously determined to be unrealizable.
In 2018, the provision for income taxes also included a $71 million charge to establish a valuation allowance against net operating losses that will not be utilized as a result of the 2019 sale of the Anatomical Pathology business (Note 2).
The foreign tax credits discussed below are the result of foreign earnings and profits remitted or deemed remitted to the U.S. during the reporting year and the U.S. treatment of taxes paid in the foreign jurisdictions in the years those profits were originally earned.
In 2019, the company implemented foreign tax credit planning in Sweden which resulted in $75 million of foreign tax credits, with no related incremental U.S. income tax expense.
In 2017, the company continued to implement tax planning initiatives related to non U.S. subsidiaries. These non-U.S. subsidiaries incurred foreign tax obligations, and made cash and deemed distributions to the company’s U.S. operations which resulted in no net tax cost. As a result of these distributions, the company benefited from U.S. foreign tax credits of $86 million, offset in part by additional U.S. income taxes of $53 million on the related foreign income (which reduced the benefit from the foreign rate differential in 2017). The company also implemented foreign tax credit planning in Sweden which resulted in $20 million of foreign tax credits, with no related incremental U.S. income tax expense. In 2017, the company refinanced certain long term inter-company debt which resulted in an income tax benefit of $237 million related to a foreign exchange loss recognized for income tax purposes.
The company generally receives a tax deduction upon the exercise of non-qualified stock options by employees, or the vesting of restricted stock units held by employees, for the difference between the exercise price and the market price of the underlying common stock on the date of exercise. The company uses the incremental tax benefit approach for utilization of tax attributes. These excess tax benefits reduce the tax provision. In 2019, 2018 and 2017, the company's tax provision was reduced by $80 million, $77 million and $65 million, respectively, of such benefits.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Net deferred tax asset (liability) in the accompanying balance sheet consists of the following:

(In millions)	2019	2018

Deferred Tax Asset (Liability)
Depreciation and amortization	$(3,084)	$(3,444)
Net operating loss and credit carryforwards	1,231	1,311
Reserves and accruals	144	148
Accrued compensation	261	250
Inventory basis difference	99	105
Other capitalized costs	71	103
Unrealized losses on hedging instruments	10	23
Other, net	57	143

Deferred tax assets (liabilities), net before valuation allowance	(1,211)	(1,361)
Less: Valuation allowance	408	471

Deferred tax assets (liabilities), net	$(1,619)	$(1,832)
The company estimates the degree to which tax assets and loss and credit carryforwards will result in a benefit based on expected profitability by tax jurisdiction and provides a valuation allowance for tax assets and loss and credit carryforwards that it believes will more likely than not expire unutilized. At December 31, 2019, all of the company’s valuation allowance relates to deferred tax assets, primarily net operating losses, for which any subsequently recognized tax benefits will reduce income tax expense.
The changes in the valuation allowance are as follows:

	Year Ended December 31,
(In millions)	2019	2018	2017

Beginning Balance	$471	$256	$113
(Reductions) additions charged to income tax provision, net	(27)	223	28
Additions due to acquisitions	—	17	108
Reduction due to a divestiture	(33)	—	—
Deductions	—	(15)	—
Currency translation and other	(3)	(10)	7

Ending Balance	$408	$471	$256
At December 31, 2019, the company had federal, state and non-U.S. net operating loss carryforwards of $282 million, $1.73 billion and $4.82 billion, respectively. Use of the carryforwards is limited based on the future income of certain subsidiaries. The federal and state net operating loss carryforwards expire in the years 2020 through 2039. Of the non-U.S. net operating loss carryforwards, $1.98 billion expire in the years 2024 through 2039, and the remainder do not expire.
As a result of the Tax Act, U.S. federal taxes have been recorded on $15 billion of undistributed foreign earnings as of December 31, 2019. A provision has not been made for certain U.S. state income taxes or additional non-U.S. taxes that would be due when cash is repatriated to the U.S. as the company’s undistributed foreign earnings are intended to be reinvested outside of the U.S. indefinitely. The determination of the amount of the unrecognized deferred tax liability related to the undistributed foreign earnings is not practicable due to the uncertainty in the manner in which these earnings will be distributed. The company’s intent is to only make distributions from non-U.S. subsidiaries in the future when they can be made at no net tax cost.
Unrecognized Tax Benefits
As of December 31, 2019, the company had $1.55 billion of unrecognized tax benefits which, if recognized, would reduce the effective tax rate.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(In millions)	2019	2018	2017

Beginning Balance	$1,442	$1,409	$802
Additions due to acquisitions	—	—	31
Reductions due to acquisitions	—	(5)	—
Additions for tax positions of current year	53	48	565
Additions for tax positions of prior years	69	82	51
Reductions for tax positions of prior years	(7)	—	—
Closure of tax years	—	(5)	—
Settlements	(5)	(87)	(40)

Ending Balance	$1,552	$1,442	$1,409
Substantially all of the total $1.55 billion liability is classified as a long-term liability. The company does not expect its unrecognized tax benefits to change significantly over the next twelve months.
During 2019, the company’s unrecognized tax benefits increased $70 million as a result of uncertain tax positions relating to foreign tax positions and $45 million relating to U.S. federal and state tax positions.
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
The company classified interest and penalties related to unrecognized tax benefits as income tax expense. The total amount of interest and penalties related to uncertain tax positions and recognized in the balance sheet as of December 31, 2019 and 2018 was $67 million and $59 million, respectively.
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 9. Earnings per Share

(In millions except per share amounts)	2019	2018	2017

Income from Continuing Operations	$3,696	$2,938	$2,228
Loss from Discontinued Operations	—	—	(3)

Net Income	$3,696	$2,938	$2,225

Basic Weighted Average Shares	400	402	395
Plus Effect of:
Stock options and restricted units	3	4	3

Diluted Weighted Average Shares	403	406	398

Basic Earnings per Share:
Continuing operations	$9.24	$7.31	$5.65
Discontinued operations	—	—	(0.01)

Basic Earnings per Share	$9.24	$7.31	$5.64

Diluted Earnings per Share:
Continuing operations	$9.17	$7.24	$5.60
Discontinued operations	—	—	(0.01)

Diluted Earnings per Share	$9.17	$7.24	$5.59

Antidilutive Stock Options Excluded from Diluted Weighted Average Shares	1	2	2

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 10. Debt and Other Financing Arrangements

	Effective Interest Rate at December 31,	December 31,	December 31,
(Dollars in millions)	2019	2019	2018

Commercial Paper		$—	$693
Floating Rate 2-Year Senior Notes, Due 7/24/2019 (euro-denominated)		—	574
6.00% 10-Year Senior Notes, Due 3/1/2020		—	750
4.70% 10-Year Senior Notes, Due 5/1/2020		—	300
Floating Rate 2-Year Senior Notes, Due 8/7/2020 (euro-denominated)	0.17%	673	688
1.50% 5-Year Senior Notes, Due 12/1/2020 (euro-denominated)		—	487
5.00% 10-Year Senior Notes, Due 1/15/2021		—	400
4.50% 10-Year Senior Notes, Due 3/1/2021		—	1,000
3.60% 10-Year Senior Notes, Due 8/15/2021		—	1,100
3.30% 7-Year Senior Notes, Due 2/15/2022		—	800
2.15% 7-Year Senior Notes, Due 7/21/2022 (euro-denominated)	2.28%	561	574
3.15% 10-Year Senior Notes, Due 1/15/2023		—	800
3.00% 7-Year Senior Notes, Due 4/15/2023	5.02%	1,000	1,000
4.15% 10-Year Senior Notes, Due 2/1/2024	4.16%	1,000	1,000
0.75% 8-Year Senior Notes, Due 9/12/2024 (euro-denominated)	0.94%	1,121	1,147
0.125% 5.5-Year Senior Notes, Due 3/1/2025 (euro-denominated)	0.41%	897	—
2.00% 10-Year Senior Notes, Due 4/15/2025 (euro-denominated)	2.10%	717	734
3.65% 10-Year Senior Notes, Due 12/15/2025	3.77%	350	350
1.40% 8.5-Year Senior Notes, Due 1/23/2026 (euro-denominated)	1.53%	785	802
2.95% 10-Year Senior Notes, Due 9/19/2026	3.19%	1,200	1,200
1.45% 10-Year Senior Notes, Due 3/16/2027 (euro-denominated)	1.65%	561	574
3.20% 10-Year Senior Notes, Due 8/15/2027	3.39%	750	750
0.50% 8.5-Year Senior Notes, Due 3/1/2028 (euro-denominated)	0.77%	897	—
1.375% 12-Year Senior Notes, Due 9/12/2028 (euro-denominated)	1.46%	673	688
1.95% 12-Year Senior Notes, Due 7/24/2029 (euro-denominated)	2.08%	785	802
2.60% 10-Year Senior Notes, Due 10/1/2029	2.74%	900	—
0.875% 12-Year Senior Notes, Due 10/1/2031 (euro-denominated)	1.13%	1,009	—
2.875% 20-Year Senior Notes, Due 7/24/2037 (euro-denominated)	2.94%	785	802
1.50% 20-Year Senior Notes, Due 10/1/2039 (euro-denominated)	1.73%	1,009	—
5.30% 30-Year Senior Notes, Due 2/1/2044	5.37%	400	400
4.10% 30-Year Senior Notes, Due 8/15/2047	4.23%	750	750
1.875% 30-Year Senior Notes, Due 10/1/2049 (euro-denominated)	1.98%	1,121	—
Other		16	21

Total Borrowings at Par Value		17,960	19,186
Fair Value Hedge Accounting Adjustments		(13)	(93)
Unamortized Discount, Net		(94)	(21)
Unamortized Debt Issuance Costs		(101)	(82)

Total Borrowings at Carrying Value		17,752	18,990
Less: Short-term Obligations and Current Maturities		676	1,271

Long-term Obligations		$17,076	$17,719
The effective interest rates for the fixed-rate debt include the stated interest on the notes, the accretion of any discount or amortization of any premium, the amortization of any debt issuance costs and, if applicable, adjustments related to hedging.
See Note 14 for fair value information pertaining to the company’s long-term obligations.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of December 31, 2019, the annual repayment requirements for debt obligations are as follows:

(In millions)

2020	$676
2021	4
2022	564
2023	1,001
2024	2,122
2025 and Thereafter	13,593

$17,960
As of December 31, 2018, short-term obligations and current maturities of long-term obligations in the accompanying balance sheet included $693 million of commercial paper, short-term bank borrowings and borrowings under lines of credit of certain of the company’s subsidiaries. The weighted average interest rate for short-term borrowings was 0.74% at December 31, 2018. No such borrowings were outstanding at December 31, 2019. In addition to available borrowings under the company’s revolving credit agreements, discussed below, the company had unused lines of credit of $62 million as of December 31, 2019. These unused lines of credit generally provide for short-term unsecured borrowings at various interest rates.
Credit Facilities
The company has a revolving credit facility with a bank group that provides for up to $2.50 billion of unsecured multi-currency revolving credit. The facility expires in July 2021. The agreement calls for interest at either a LIBOR-based rate, a EURIBOR-based rate (for funds drawn in euro) or a rate based on the prime lending rate of the agent bank, at the company’s option. The agreement contains affirmative, negative and financial covenants, and events of default customary for facilities of this type. The covenants in our revolving credit facility (the Facility) include a Consolidated Leverage Ratio (total debt-to-Consolidated EBITDA) and a Consolidated Interest Coverage Ratio (Consolidated EBITDA to Consolidated Interest Expense), as such terms are defined in the Facility. Specifically, the company has agreed that, so long as any lender has any commitment under the Facility, any letter of credit is outstanding under the Facility, or any loan or other obligation is outstanding under the Facility, it will maintain a maximum Consolidated Leverage Ratio of 3.5:1.0. The company has also agreed that so long as any lender has any commitment under the Facility or any letter of credit is outstanding under the Facility, or any loan or other obligation is outstanding under the Facility, it will maintain a minimum Consolidated Interest Coverage Ratio of 3.0:1.0 as of the last day of any fiscal quarter. As of December 31, 2019, no borrowings were outstanding under the Facility, although available capacity was reduced by approximately $72 million as a result of outstanding letters of credit.
Commercial Paper Programs
The company has commercial paper programs pursuant to which it may issue and sell unsecured, short-term promissory notes (CP Notes). Under the U.S. program, a) maturities may not exceed 397 days from the date of issue and b) the CP Notes are issued on a private placement basis under customary terms in the commercial paper market and are not redeemable prior to maturity nor subject to voluntary prepayment. Under the euro program, maturities may not exceed 183 days and may be denominated in euro, U.S. dollars, Japanese yen, British pounds sterling, Swiss franc, Canadian dollars or other currencies. Under both programs, the CP Notes are issued at a discount from par (or premium to par, in the case of negative interest rates), or, alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. As of December 31, 2019, there were no outstanding borrowings under these programs.
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
In 2019, the company refinanced certain of its debt by issuing new senior notes and using the proceeds to redeem some of its existing senior notes. In connection with these redemptions, the company incurred $184 million of losses on the early extinguishment of debt included in Other Expense, Net on the accompanying statement of income. Upon redemption of the senior notes, the company terminated the related fixed to floating rate interest rate swap arrangements and paid $17 million, included in other financing activities, net, in the accompanying statement of cash flows. The company also terminated related

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
cross-currency interest rate swap arrangements and received $44 million, included in other investing activities, net, in the accompanying statement of cash flows.
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
Interest Rate Swap Arrangements
The company has entered into LIBOR-based interest rate swap arrangements with various banks. The aggregate amounts of the swaps are equal to the principal amount of the notes and the payment dates of the swaps coincide with the interest payment dates of the note. The swap contracts provide for the company to pay a variable interest rate and receive a fixed rate. The variable interest rates reset monthly. The swaps have been accounted for as fair value hedges of the notes. See Note 14 for additional information on the interest rate swap arrangements and related cross-currency interest rate swap arrangements. The following table summarizes the outstanding interest rate swap arrangements on the company's senior notes at December 31, 2019:

	Aggregate Notional Amount		Pay Rate as of
(Dollars in millions)		Pay Rate	December 31, 2019	Receive Rate

3.00% Senior Notes due 2023 (a)	$1,000	1-month LIBOR + 1.7640%	3.5038%	3.00%
(a) The payments on $900 million notional value of these interest rate swaps are offset in part by cross-currency interest rate swaps which effectively reduced the pay rate as of December 31, 2019 from a weighted average of 3.50% to a weighted average of 1.14%.
The company entered into $900 million notional value of cross-currency interest rate swaps, which effectively convert a portion of the semi-annual payments related to the variable rate, U.S. dollar denominated, LIBOR-based interest rate swaps to payments on variable rate, euro denominated, EURIBOR-based cross-currency interest rate swaps.

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
The company has guaranteed the residual value of three leased operating facilities with lease terms ending in 2020, 2023 and 2024. The company has agreed with the lessor to comply with certain financial covenants consistent with its other debt arrangements (Note 10). The aggregate maximum guarantee under these three lease arrangements is $147 million. Operating lease ROU assets and lease liabilities for these lease arrangements are recorded on the consolidated balance sheet as of December 31, 2019, but exclude any amounts for residual value guarantees.
As a lessee, the consolidated statement of income includes pre-tax operating lease costs of $208 million and pre-tax variable lease costs of $41 million for the year ended December 31, 2019. Lease costs arising from finance leases, short-term leases, and sublease income are not material.
Cash used in operating activities for payments of amounts included in the measurement of operating lease liabilities was $208 million in the year ended December 31, 2019. Operating lease ROU assets of $205 million were obtained in exchange for new operating lease liabilities in the year ended December 31, 2019.
The weighted-average remaining operating lease term was 6.2 years and the weighted average discount rate was 4.0% as of December 31, 2019.
ROU assets of $699 million as of December 31, 2019, are classified in other assets in the consolidated balance sheet. Operating lease liabilities of $167 million and $571 million as of December 31, 2019, are classified in other accrued expenses and other long-term liabilities, respectively, in the consolidated balance sheet.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of December 31, 2019, future payments of operating lease liabilities are as follows:

(In millions)

2020	$197
2021	158
2022	124
2023	92
2024	68
2025 and Thereafter	197

Total Lease Payments	836
Less: Imputed Interest	98

Total Operating Lease Liability	$738
As a lessor, operating leases, sales-type leases and direct financing leases are not material.
As previously disclosed in the company's 2018 Annual Report on Form 10-K and under previous lease accounting guidance, income from continuing operations includes expense from operating leases of $211 million and $198 million in 2018 and 2017, respectively, and the following is a summary of annual future minimum lease and rental commitments under noncancelable operating leases as of December 31, 2018:

(In millions)

2019	$192
2020	158
2021	118
2022	86
2023	58
2024 and Thereafter	177

$789

Note 12. Commitments and Contingencies
Purchase Obligations
The company has entered into unconditional purchase obligations, in the ordinary course of business, that include agreements to purchase goods, services or fixed assets and to pay royalties that are enforceable and legally binding and that specify all significant terms including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable at any time without penalty. The aggregate amount of the company’s unconditional purchase obligations totaled $1.20 billion at December 31, 2019 and the majority of these obligations are expected to be settled during 2020.
Letters of Credit, Guarantees and Other Commitments
Outstanding letters of credit and bank guarantees totaled $272 million at December 31, 2019. Substantially all of these letters of credit and guarantees expire before 2026.
Outstanding surety bonds and other guarantees totaled $61 million at December 31, 2019. The expiration of these bonds and guarantees ranges through 2022.
The letters of credit, bank guarantees and surety bonds principally secure performance obligations, and allow the holder to draw funds up to the face amount of the letter of credit, bank guarantee or surety bond if the applicable business unit does not perform as contractually required.
The company is a guarantor of pension plan obligations of a divested business. The purchaser of the divested business has agreed to pay for the pension benefits, however the company was required to guarantee payment of these pension benefits should the purchaser fail to do so. The amount of the guarantee at December 31, 2019 was $41 million.

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
Environmental Matters
The company is currently involved in various stages of investigation and remediation related to environmental matters. The company cannot predict all potential costs related to environmental remediation matters and the possible impact on future operations given the uncertainties regarding the extent of the required cleanup, the complexity and interpretation of applicable laws and regulations, the varying costs of alternative cleanup methods and the extent of the company’s responsibility. Expenses for environmental remediation matters related to the costs of installing, operating and maintaining groundwater-treatment systems and other remedial activities related to historical environmental contamination at the company’s domestic and international facilities were not material in any period presented. The company records accruals for environmental remediation liabilities, based on current interpretations of environmental laws and regulations, when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. The company calculates estimates based upon several factors, including input from environmental specialists and management’s knowledge of and experience with these environmental matters. The company includes in these estimates potential costs for investigation, remediation and operation and maintenance of cleanup sites. At December 31, 2019, the company’s total environmental liability was approximately $66 million. While management believes the accruals for environmental remediation are adequate based on current estimates of remediation costs, the company may be subject to additional remedial or compliance costs due to future events such as changes in existing laws and regulations, changes in agency direction or enforcement policies, developments in remediation technologies or changes in the conduct of the company’s operations, which could have a material adverse effect on the company’s financial position, results of operations or cash flows.
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Product Liability, Workers Compensation and Other Personal Injury Matters
The range of probable loss for product liability, workers compensation and other personal injury matters of the company’s continuing operations at December 31, 2019, was approximately $206 million to $342 million on an undiscounted basis. The portion of these liabilities assumed in the 2006 merger with Fisher was recorded at its fair (present) value at the date of merger. The company’s accrual for all such matters in total, including the discounted liabilities, was $198 million at December 31, 2019 (or $215 million undiscounted). The accrual includes estimated defense costs and is gross of estimated amounts due from insurers of $84 million at December 31, 2019 (or $96 million undiscounted) that are included in other assets in the accompanying balance sheet. The portion of these insurance assets assumed in the merger with Fisher was also recorded at its fair value at the date of merger. In addition to the above accrual, as of December 31, 2019, the company had a product liability accrual of $9 million (undiscounted) relating to divested businesses.
The assets and liabilities assumed at the Fisher merger date were ascribed a fair value based on the present value of expected future cash flows, using a discount rate equivalent to the risk free rate of interest for monetary assets with comparable maturities (weighted average discount rate of 4.67%). The discount on the liabilities of approximately $17 million and the discount on the assets of approximately $12 million (net discount $5 million) are being accreted to interest expense over the expected settlement period.
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
Intellectual Property Matters
On June 3, 2013, Unisone Strategic IP filed a complaint against Life Technologies, a subsidiary of the company, in the United States District Court for the Southern District of California alleging patent infringement by Life Technologies’ supply chain management system software, which operates with product “supply centers” installed at customer sites. Plaintiff seeks damages for alleged willful infringement, attorneys’ fees, costs, and injunctive relief. On August 24, 2017, Unisone filed an appeal from a decision by the Patent Trial and Appeal Board (PTAB) that found the challenged patent claims invalid. The United States Court of Appeals for the Federal Circuit upheld the PTAB’s ruling finding the challenged claims in the Unisone patent invalid. Unisone had until March 11, 2019 to file an appeal with the United States Supreme Court. Unisone did not appeal that decision, and consequently the case before the United States District Court, which had been stayed pending the outcome of the PTAB decision, resumed with Unisone filing an amended complaint on September 12, 2019 regarding similar patent claims that were not included in the PTAB proceeding. On November 1, 2019, Life Technologies filed two additional covered business method (CBM) challenges with the PTAB regarding Unisone’s new patent claims. On December 16, 2019, the United States District Court granted Life Technologies’ motion to stay the case pending the PTAB’s decision whether to institute a CBM review of the new patent claims.

Note 13. Comprehensive Income and Shareholders' Equity
Comprehensive Income (Loss)
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
company’s statements of income or cash flows. The company determined that the adjustment was not material to the consolidated financial statements for any previously reported annual or interim periods.
Changes in each component of accumulated other comprehensive items, net of tax are as follows:

(In millions)	Currency Translation Adjustment	Unrealized Losses on Hedging Instruments	Pension and Other Postretirement Benefit Liability Adjustment	Total

Balance at December 31, 2018	$(2,243)	$(52)	$(203)	$(2,498)
Other comprehensive items before reclassifications	(107)	(38)	(93)	(238)
Amounts reclassified from accumulated other comprehensive items	30	19	8	57

Net other comprehensive items	(77)	(19)	(85)	(181)

Balance at December 31, 2019	$(2,320)	$(71)	$(288)	$(2,679)
Shareholders’ Equity
At December 31, 2019, the company had reserved 25 million unissued shares of its common stock for possible issuance under stock-based compensation plans.

Note 14. Fair Value Measurements and Fair Value of Financial Instruments
Fair Value Measurements
The company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during 2019. The company’s financial assets and liabilities carried at fair value are primarily comprised of insurance contracts, investments in derivative contracts, mutual funds holding publicly traded securities and other investments in unit trusts held as assets to satisfy outstanding deferred compensation and retirement liabilities; and acquisition-related contingent consideration.
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables present information about the company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and December 31, 2018:

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2019	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents	$1,280	$1,280	$—	$—
Investments in common stock, mutual funds and other similar instruments	19	19	—	—
Warrants	6	—	6	—
Insurance contracts	131	—	131	—
Derivative contracts	37	—	37	—

Total Assets	$1,473	$1,299	$174	$—

Liabilities
Derivative contracts	$24	$—	$24	$—
Contingent consideration	55	—	—	55

Total Liabilities	$79	$—	$24	$55

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2018	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents	$769	$769	$—	$—
Bank time deposits	2	2	—	—
Investments in mutual funds and other similar instruments	10	10	—	—
Warrants	8	—	8	—
Insurance contracts	113	—	113	—
Derivative contracts	31	—	31	—

Total Assets	$933	$781	$152	$—

Liabilities
Derivative contracts	$145	$—	$145	$—
Contingent consideration	37	—	—	37

Total Liabilities	$182	$—	$145	$37
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions)	2019	2018

Contingent Consideration
Beginning Balance	$37	$35
Acquisitions (including assumed balances)	24	11
Payments	(3)	(8)
Change in fair value included in earnings	(3)	(1)

Ending Balance	$55	$37
Derivative Contracts
The following table provides the aggregate notional value of outstanding derivative contracts.

	December 31,	December 31,
(In millions)	2019	2018

Notional Amount
Interest rate swaps (described in Note 10)	$1,000	$3,100
Cross-currency interest rate swaps - designated as net investment hedges	900	1,500
Currency exchange contracts	2,846	3,424
While certain derivatives are subject to netting arrangements with counterparties, the company does not offset derivative assets and liabilities within the consolidated balance sheet. The following tables present the fair value of derivative instruments in the consolidated balance sheet and statement of income.

	Fair Value – Assets		Fair Value – Liabilities
	December 31,	December 31,	December 31,	December 31,
(In millions)	2019	2018	2019	2018

Derivatives Designated as Hedging Instruments
Interest rate swaps (a)	$—	$—	$13	$129
Cross-currency interest rate swaps (b)	33	28	—	—
Derivatives Not Designated as Hedging Instruments
Currency exchange contracts (c)	4	3	11	16

Total Derivatives	$37	$31	$24	$145
(a)The fair value of the interest rate swaps is included in the consolidated balance sheet under the caption other long-term liabilities.
(b)The fair value of the cross-currency interest rate swaps is included in the consolidated balance sheet under the caption other assets.
(c)The fair value of the currency exchange contracts is included in the consolidated balance sheet under the captions other current assets or other accrued expenses.
The following amounts related to cumulative basis adjustments for fair value hedges were included in the consolidated balance sheet under the caption long-term obligations:

	Carrying Amount of the Hedged Liability		Cumulative Amount of Fair Value Hedging Adjustment - Increase (Decrease) Included in Carrying Amount of Liability (d)
	December 31,	December 31,	December 31,	December 31,
(In millions)	2019	2018	2019	2018

Long-term Obligations	$980	$3,291	$(13)	$(93)
(d)Includes increase in the carrying amount of $30 million at December 31, 2018 on discontinued hedging relationships.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Gain (Loss) Recognized
(In millions)	2019	2018

Fair Value Hedging Relationships
Interest rate swaps
Hedged long-term obligations - included in other expense, net	$(93)	$7
Derivatives designated as hedging instruments - included in other expense, net	97	(5)
Derivatives Designated as Cash Flow Hedges
Interest rate swaps
Included in unrealized losses on hedging instruments within other comprehensive items	(50)	—
Amount reclassified from accumulated other comprehensive items to other expense, net	(25)	(12)
Financial Instruments Designated as Net Investment Hedges
Foreign currency-denominated debt
Included in currency translation adjustment within other comprehensive items	60	336
Cross-currency interest rate swaps
Included in currency translation adjustment within other comprehensive items	49	28
Included in other expense, net	48	21
Derivatives Not Designated as Hedging Instruments
Currency exchange contracts
Included in cost of product revenues	1	2
Included in other expense, net	52	37
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
Cash Flow Hedge Arrangements
In 2019, the company entered into interest rate swap arrangements to mitigate the risk of interest rates rising prior to the completion of debt offerings. Based on the company's conclusion that the debt offerings were probable, the swaps hedged the cash flow risk for each of the interest payments on €1.80 billion plus $900 million aggregate principal amounts of the planned fixed-rate debt issues. The hedges were terminated in 2019, in connection with the debt offerings. The aggregate fair value of the hedges at that time, $38 million, net of tax, has been classified as a reduction to accumulated other comprehensive items and will be amortized to interest expense over the terms of the related debt issuances. The company had a cash outlay of $50 million in 2019 associated with termination of the arrangements, included in other financing activities, net, in the accompanying statement of cash flows.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fair Value of Other Financial Instruments
The carrying value and fair value of the company’s notes receivable and debt obligations are as follows:

	December 31, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
(In millions)	Value	Value	Value	Value

Debt Obligations:
Senior notes	$17,736	$18,650	$18,276	$18,322
Commercial paper	—	—	693	693
Other	16	16	21	21

	$17,752	$18,666	$18,990	$19,036
The fair value of debt obligations was determined based on quoted market prices and on borrowing rates available to the company at the respective period ends which represent level 2 measurements.

Note 15. Supplemental Cash Flow Information

(In millions)	2019	2018	2017

Cash Paid For:
Interest	$790	$687	$533
Income Taxes	896	591	479

Non-cash Investing and Financing Activities
Declared but unpaid dividends	77	69	61
Issuance of stock upon vesting of restricted stock units	182	170	125
Cash, cash equivalents and restricted cash is included in the consolidated balance sheet as follows:

	December 31,	December 31,
(In millions)	2019	2018

Cash and Cash Equivalents	$2,399	$2,103
Restricted Cash Included in Other Current Assets	21	12
Restricted Cash Included in Other Assets	2	2

Cash, Cash Equivalents and Restricted Cash	$2,422	$2,117
Amounts included in restricted cash represent funds held as collateral for bank guarantees and incoming cash in China awaiting government administrative clearance.

Note 16. Restructuring and Other Costs (Income), Net
Restructuring and other costs (income), net, in 2019 primarily included the gain on the sale of the company’s Anatomical Pathology business, and, to a lesser extent, transaction/integration costs related to acquisitions and a divestiture; sales of inventory revalued at the date of acquisition; and continuing charges for headcount reductions and facility consolidations in an effort to streamline operations, including the closure and consolidation of operations within several facilities in the U.S. and Europe. In 2019, severance actions associated with facility consolidations and cost reduction measures affected approximately 1% of the company’s workforce.
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
As of February 26, 2020, the company has identified restructuring actions that will result in additional charges of approximately $65 million, primarily in 2020, and expects to identify additional actions during 2020 which will be recorded when specified criteria are met, such as communication of benefit arrangements or when the costs have been incurred.
2019
During 2019, the company recorded net restructuring and other costs by segment as follows:

(In millions)	Cost of Revenues	Selling, General and Administrative Expenses	Restructuring and Other Costs (Income), Net	Total

Life Sciences Solutions	$16	$—	$24	$40
Analytical Instruments	—	24	14	38
Specialty Diagnostics	—	4	(471)	(467)
Laboratory Products and Services	1	35	17	53
Corporate	—	(1)	3	2

	$17	$62	$(413)	$(334)
The principal components of net restructuring and other costs by segment are as follows:
Life Sciences Solutions
In 2019, the Life Sciences Solutions segment recorded $40 million of net restructuring and other charges, including $16 million of charges to cost of revenues for the sales of inventory revalued at the date of acquisition. The segment also recorded $24 million of net restructuring and other charges for severance and other costs associated with facility consolidations in the U.S and Europe, the impairment of acquired technology in development, and pre-acquisition litigation-related matters.
Analytical Instruments
In 2019, the Analytical Instruments segment recorded $38 million of net restructuring and other charges, including $24 million of charges to selling, general, and administrative expense, principally third-party transaction costs related to the acquisition of Gatan, subsequently terminated. The segment also recorded $14 million of restructuring and other costs, primarily for employee severance and other costs associated with facility consolidations in the U.S. and Europe.
Specialty Diagnostics
In 2019, the Specialty Diagnostics segment recorded $467 million of net restructuring and other income, primarily a gain on the divestiture of its Anatomical Pathology business (see Note 2). The segment also recorded $4 million of charges to selling, general, and administrative expense, principally third-party transaction costs in connection with the sale of the Anatomical Pathology business.
Laboratory Products and Services
In 2019, the Laboratory Products and Services segment recorded $53 million of net restructuring and other charges. The segment recorded charges to cost of revenues of $1 million to conform the accounting policies of recently acquired businesses with the company’s accounting policies and $35 million of charges to selling, general, and administrative expenses, principally third-party transaction/integration costs for recently completed acquisitions. The segment also recorded $17 million of restructuring and other costs, primarily charges for severance at businesses streamlining operations and employee compensation due at Brammer Bio on the date of acquisition.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Corporate
In 2019, the company recorded $2 million of net restructuring and other costs principally for severance at its corporate operations, partially offset by income from favorable results of product liability litigation.
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

(In millions)	Severance	Abandonment of Excess Facilities	Other (a)	Total

Balance at December 31, 2016	$38	$32	$2	$72
Costs incurred in 2017 (c)	62	27	17	106
Reserves reversed (b)	(9)	—	—	(9)
Payments	(62)	(19)	(12)	(93)
Currency translation	1	—	(1)	—

Balance at December 31, 2017	30	40	6	76
Costs incurred in 2018 (d)	51	33	18	102
Reserves reversed (b)	(7)	(4)	(3)	(14)
Payments	(39)	(27)	(17)	(83)
Currency translation	(1)	—	—	(1)

Balance at December 31, 2018	34	42	4	80
Cumulative effect of accounting change (f)	—	(28)	—	(28)
Costs incurred in 2019 (e)	45	7	14	66
Reserves reversed (b)	(13)	(1)	—	(14)
Payments	(47)	(10)	(12)	(69)
Currency translation	(1)	—	—	(1)

Balance at December 31, 2019	$18	$10	$6	$34
(a)Other includes relocation and moving expenses associated with facility consolidations, as well as employee retention costs which are accrued ratably over the period through which employees must work to qualify for a payment.
(b)Represents reductions in cost of plans.
(c)Excludes $27 million of net credits associated with litigation-related matters, and $27 million of other restructuring charges, net, primarily for hurricane response/impairment, charges associated with the settlement/curtailment of retirement plans, and non-cash compensation due at an acquired business.
(d)Excludes $38 million of income, net, primarily associated with litigation-related matters, gains on sales of real estate, charges for environmental remediation, and hurricane response costs.
(e)Excludes $482 million of net gain on the sale of businesses, and $17 million of other restructuring charges, net, primarily for the impairment of acquired in-process research and development, pre-acquisition litigation-related matters, and compensation due to employees on the date of acquisition.
(f)Impact of adopting new lease accounting guidance on January 1, 2019.
The company expects to pay accrued restructuring costs primarily through 2020.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 17. Unaudited Quarterly Information

	2019
(In millions except per share amounts)	First (a)	Second (b)	Third (c)	Fourth (d)

Revenues	$6,125	$6,316	$6,272	$6,829
Gross Profit	2,707	2,823	2,763	3,035
Net Income	815	1,119	760	1,002
Earnings per Share:
Basic	2.04	2.80	1.89	2.51
Diluted	2.02	2.77	1.88	2.49
Amounts reflect aggregate restructuring and other items, net, as follows:
(a)Costs of $28 million.
(b)Income of $443 million.
(c)Costs of $43 million.
(d)Costs of $38 million.

	2018
(In millions except per share amounts)	First (a)	Second (b)	Third (c)	Fourth (d)

Revenues	$5,853	$6,078	$5,920	$6,507
Gross Profit	2,580	2,738	2,615	2,924
Net Income	579	752	709	898
Earnings per Share:
Basic	1.44	1.87	1.76	2.23
Diluted	1.43	1.85	1.75	2.22
Amounts reflect aggregate restructuring and other items, net, as follows:
(a)Costs of $56 million.
(b)Costs of $25 million.
(c)Income of $32 million.
(d)Costs of $42 million.