Form 10-Q
period 2020-06-27
THERMO FISHER SCIENTIFIC INC.
filed 2020-07-31
CIK 97745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended June 27, 2020 or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Large accelerated filer ☒                                               Accelerated filer ☐                                       Non-accelerated filer ☐
Smaller reporting company ☐                                      Emerging growth company  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of June 27, 2020, the Registrant had 395,589,400 shares of Common Stock outstanding.

THERMO FISHER SCIENTIFIC INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 27, 2020

THERMO FISHER SCIENTIFIC INC.
PART I FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 27,	December 31,
(In millions except share and per share amounts)	2020	2019

Assets
Current Assets:
Cash and cash equivalents	$5,818	$2,399
Accounts receivable, less allowances of $113 and $102	4,478	4,349
Inventories	3,648	3,370
Contract assets, net	686	603
Other current assets	1,145	1,172

Total current assets	15,775	11,893

Property, Plant and Equipment, Net	4,887	4,749
Acquisition-related Intangible Assets, Net	13,170	14,014
Other Assets	2,061	2,011
Goodwill	25,700	25,714

Total Assets	$61,593	$58,381

Liabilities and Shareholders' Equity
Current Liabilities:
Short-term obligations and current maturities of long-term obligations	$675	$676
Accounts payable	1,385	1,920
Accrued payroll and employee benefits	1,184	1,010
Contract liabilities	975	916
Other accrued expenses	1,794	1,675

Total current liabilities	6,013	6,197

Deferred Income Taxes	1,750	2,192
Other Long-term Liabilities	3,317	3,241
Long-term Obligations	20,638	17,076

Shareholders' Equity:
Preferred stock, $100 par value, 50,000 shares authorized; none issued
Common stock, $1 par value, 1,200,000,000 shares authorized; 435,885,737 and 434,416,804 shares issued	436	434
Capital in excess of par value	15,334	15,064
Retained earnings	23,860	22,092
Treasury stock at cost, 40,296,337 and 35,676,421 shares	(6,766)	(5,236)
Accumulated other comprehensive items	(2,989)	(2,679)

Total shareholders' equity	29,875	29,675

Total Liabilities and Shareholders' Equity	$61,593	$58,381
The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
(In millions except per share amounts)	2020	2019	2020	2019

Revenues
Product revenues	$5,250	$4,827	$9,880	$9,547
Service revenues	1,667	1,489	3,267	2,894

Total revenues	6,917	6,316	13,147	12,441

Costs and Operating Expenses:
Cost of product revenues	2,391	2,478	4,731	4,892
Cost of service revenues	1,149	1,015	2,299	2,019
Selling, general and administrative expenses	1,710	1,565	3,261	3,093
Research and development expenses	264	246	509	494
Restructuring and other costs (income), net	12	(484)	50	(473)

Total costs and operating expenses	5,526	4,820	10,850	10,025

Operating Income	1,391	1,496	2,297	2,416
Interest Income	8	60	44	127
Interest Expense	(137)	(181)	(263)	(370)
Other (Expense) Income, Net	(9)	18	3	37

Income Before Income Taxes	1,253	1,393	2,081	2,210
Provision for Income Taxes	(97)	(274)	(137)	(276)

Net Income	$1,156	$1,119	$1,944	$1,934

Earnings per Share
Basic	$2.92	$2.80	$4.91	$4.84
Diluted	$2.90	$2.77	$4.87	$4.80

Weighted Average Shares
Basic	395	400	396	400
Diluted	398	403	399	403

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.
 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
(In millions)	2020	2019	2020	2019

Comprehensive Income
Net Income	$1,156	$1,119	$1,944	$1,934

Other Comprehensive Items:
Currency translation adjustment:
Currency translation adjustment (net of tax (benefit) provision of $(17), $(30), $5 and $15)	103	(116)	(254)	(131)
Unrealized gains and losses on hedging instruments:
Unrealized losses on hedging instruments (net of tax benefit of $1, $0, $20 and $0)	(3)	—	(65)	—
Reclassification adjustment for losses included in net income (net of tax benefit of $1, $1, $2 and $2)	3	3	4	5
Pension and other postretirement benefit liability adjustments:
Pension and other postretirement benefit liability adjustments arising during the period (net of tax benefit of $6, $4, $1 and $4)	(6)	(12)	(1)	(11)
Amortization of net loss included in net periodic pension cost (net of tax benefit of $2, $1, $3 and $2)	2	4	6	5

Total other comprehensive items	99	(121)	(310)	(132)

Comprehensive Income	$1,255	$998	$1,634	$1,802

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 27,	June 29,
(In millions)	2020	2019

Operating Activities
Net income	$1,944	$1,934

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	306	275
Amortization of acquisition-related intangible assets	842	851
Change in deferred income taxes	(318)	(392)
Gain on sales of businesses	—	(505)
Stock-based compensation	93	96
Other non-cash expenses, net	109	48
Changes in assets and liabilities, excluding the effects of acquisitions and disposition:
Accounts receivable	(195)	5
Inventories	(309)	(273)
Accounts payable	(497)	(202)
Contributions to retirement plans	(36)	(34)
Other	303	140

Net cash provided by operating activities	2,242	1,943

Investing Activities
Acquisitions, net of cash acquired	(3)	(1,686)
Proceeds from sale of business, net of cash divested	—	1,126
Purchase of property, plant and equipment	(522)	(421)
Proceeds from sale of property, plant and equipment	6	12
Other investing activities, net	—	19

Net cash used in investing activities	(519)	(950)

Financing Activities
Net proceeds from issuance of debt	3,464	—
Repayment of debt	(2)	(3)
Proceeds from issuance of commercial paper	383	1,895
Repayments of commercial paper	(387)	(1,855)
Purchases of company common stock	(1,500)	(750)
Dividends paid	(163)	(144)
Net proceeds from issuance of company common stock under employee stock plans	125	122
Other financing activities, net	(121)	—

Net cash provided by (used in) financing activities	1,799	(735)

Exchange Rate Effect on Cash	(107)	(61)

Increase in Cash, Cash Equivalents and Restricted Cash	3,415	197
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	2,422	2,117

Cash, Cash Equivalents and Restricted Cash at End of Period	$5,837	$2,314
The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Total Shareholders' Equity
(In millions)	Shares	Amount			Shares	Amount

	Three Months Ended June 27, 2020
Balance at March 28, 2020	435	$435	$15,186	$22,791	40	$(6,765)	$(3,088)	$28,559
Issuance of shares under employees' and directors' stock plans	1	1	101	—	—	(1)	—	101
Stock-based compensation	—	—	47	—	—	—	—	47
Dividends declared ($0.22 per share)	—	—	—	(87)	—	—	—	(87)
Net income	—	—	—	1,156	—	—	—	1,156
Other comprehensive items	—	—	—	—	—	—	99	99
Balance at June 27, 2020	436	$436	$15,334	$23,860	40	$(6,766)	$(2,989)	$29,875

	Three Months Ended June 29, 2019
Balance at March 30, 2019	433	$433	$14,771	$19,439	33	$(4,441)	$(2,509)	$27,693
Issuance of shares under employees' and directors' stock plans	—	—	64	—	—	(2)	—	62
Stock-based compensation	—	—	52	—	—	—	—	52
Dividends declared ($0.19 per share)	—	—	—	(76)	—	—	—	(76)
Net income	—	—	—	1,119	—	—	—	1,119
Other comprehensive items	—	—	—	—	—	—	(121)	(121)
Balance at June 29, 2019	433	$433	$14,887	$20,482	33	$(4,443)	$(2,630)	$28,729

	Six Months Ended June 27, 2020
Balance at December 31, 2019	434	$434	$15,064	$22,092	36	$(5,236)	$(2,679)	$29,675
Cumulative effect of accounting change	—	—	—	(1)	—	—	—	(1)
Issuance of shares under employees' and directors' stock plans	2	2	177	—	—	(30)	—	149
Stock-based compensation	—	—	93	—	—	—	—	93
Purchases of company common stock	—	—	—	—	4	(1,500)	—	(1,500)
Dividends declared ($0.44 per share)	—	—	—	(175)	—	—	—	(175)
Net income	—	—	—	1,944	—	—	—	1,944
Other comprehensive items	—	—	—	—	—	—	(310)	(310)
Balance at June 27, 2020	436	$436	$15,334	$23,860	40	$(6,766)	$(2,989)	$29,875

	Six Months Ended June 29, 2019
Balance at December 31, 2018	432	$432	$14,621	$18,696	29	$(3,665)	$(2,498)	$27,586
Cumulative effect of accounting changes	—	—	—	4	—	—	—	4
Issuance of shares under employees' and directors' stock plans	1	1	170	—	1	(28)	—	143
Stock-based compensation	—	—	96	—	—	—	—	96
Purchases of company common stock	—	—	—	—	3	(750)	—	(750)
Dividends declared ($0.38 per share)	—	—	—	(152)	—	—	—	(152)
Net income	—	—	—	1,934	—	—	—	1,934
Other comprehensive items	—	—	—	—	—	—	(132)	(132)
Balance at June 29, 2019	433	$433	$14,887	$20,482	33	$(4,443)	$(2,630)	$28,729

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
Interim Financial Statements
The interim consolidated financial statements presented herein have been prepared by the company, are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at June 27, 2020, the results of operations for the three- and six-month periods ended June 27, 2020 and June 29, 2019, and the cash flows for the six-month periods ended June 27, 2020 and June 29, 2019. Interim results are not necessarily indicative of results for a full year.
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
Note 1 to the consolidated financial statements for 2019 describes the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no material changes in the company’s significant accounting policies during the six months ended June 27, 2020.
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
The changes in the allowance for doubtful accounts are as follows:

	Six Months Ended
	June 27,	June 29,
(In millions)	2020	2019

Balance at Beginning of Year	$102	$117
Cumulative effect of accounting change	1	—
Provision charged to expense	30	8
Accounts written off	(18)	(10)
Acquisitions, currency translation and other	(2)	(2)

Balance at End of Period	$113	$113
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

	June 27,	December 31,
(In millions)	2020	2019

Current Contract Assets, Net	$686	$603
Noncurrent Contract Assets, Net	14	17
Current Contract Liabilities	975	916
Noncurrent Contract Liabilities	624	594
In the three and six months ended June 27, 2020, the company recognized revenue of $226 million and $631 million, respectively, that was included in the contract liabilities balance at December 31, 2019.
Warranty Obligations
The liability for warranties is included in other accrued expenses in the accompanying balance sheet. The changes in the carrying amount of standard product warranty obligations are as follows:

	Six Months Ended
	June 27,	June 29,
(In millions)	2020	2019

Balance at Beginning of Year	$93	$92
Provision charged to expense	41	53
Usage	(46)	(55)
Adjustments to previously provided warranties, net	(1)	(1)
Currency translation	(1)	—

Balance at End of Period	$86	$89
Inventories
The components of inventories are as follows:

	June 27,	December 31,
(In millions)	2020	2019

Raw Materials	$1,159	$971
Work in Process	533	517
Finished Goods	1,956	1,882

Inventories	$3,648	$3,370
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
The company’s estimates include, among others, asset reserve requirements as well as the amounts of future cash flows associated with certain assets and businesses that are used in assessing the risk of impairment. Risks and uncertainties associated with the ongoing COVID-19 global pandemic will materially adversely affect certain of the company’s businesses, particularly in the Analytical Instruments segment and, to a lesser extent, in the other three segments, through at least the third quarter of 2020. The extent and duration of such impacts are uncertain and may require changes to estimates. Actual results could differ from those estimates.

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
Pending Acquisition
On March 3, 2020, the company entered into a purchase agreement to acquire all of the issued and outstanding shares of QIAGEN N.V. at a price of €39 per share. On July 16, 2020, the agreement was amended to, among other things, increase the offer price to €43 per share or approximately $12.7 billion (based on exchange rates at the time of the amendment), which includes the assumption of approximately $1.2 billion of net debt. QIAGEN is a leading provider of life science and molecular diagnostic solutions that will expand the company’s capabilities in these fields. QIAGEN reported 2019 revenues of $1.5 billion. The company commenced a tender offer to acquire all of the ordinary shares of QIAGEN. The transaction is expected to close during the first half of 2021, subject to the satisfaction of customary closing conditions including receipt of applicable regulatory approvals, and completion of the tender offer.
The company intends to finance the purchase price, including the repayment of indebtedness of QIAGEN, with cash on hand and the net proceeds from issuances of debt. The company has also entered into a €3.0 billion senior unsecured one-year term loan to be drawn at the closing of the QIAGEN acquisition. The company is currently evaluating other future debt financings and the timing of such transactions is subject to market and other conditions. The company also has available, but does not currently expect to utilize, up to €6.25 billion of committed bridge financing (Note 7).

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Disposition
On June 28, 2019, the company sold its Anatomical Pathology business to PHC Holdings Corporation for $1.13 billion, net of cash divested. The business was part of the Specialty Diagnostics segment. The sale of this business resulted in a pre-tax gain of approximately $505 million in the second quarter of 2019, included in restructuring and other costs (income), net. Revenues in 2019, through the date of sale, of the business sold were approximately $115 million, net of retained sales through the company's healthcare market channel business.

Note 3. Revenue
Disaggregated Revenue
Revenue by type is as follows:

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
(In millions)	2020	2019	2020	2019

Revenues
Consumables	3,879	3,268	$7,258	$6,498
Instruments	1,371	1,559	2,622	3,049
Services	1,667	1,489	3,267	2,894

Consolidated revenues	$6,917	$6,316	$13,147	$12,441
Revenue by geographic region is as follows:

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
(In millions)	2020	2019	2020	2019

Revenues (a)
North America	$3,544	$3,230	$6,831	$6,289
Europe	1,783	1,536	3,432	3,055
Asia-Pacific	1,329	1,368	2,447	2,731
Other regions	261	182	437	366

Consolidated revenues	$6,917	$6,316	$13,147	$12,441
(a)Revenues are attributed to regions based on customer location.
Each reportable segment earns revenues from consumables, instruments and services in North America, Europe, Asia-Pacific and other regions. See Note 4 for revenue by reportable segment and other geographic data.
Remaining Performance Obligations
The aggregate amount of the transaction price allocated to the remaining performance obligations for all open customer contracts as of June 27, 2020 was $9.99 billion. The company will recognize revenue for these performance obligations as they are satisfied, approximately 69% of which is expected to occur within the next twelve months.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 4. Business Segment and Geographical Information
Business Segment Information

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
(In millions)	2020	2019	2020	2019

Revenues
Life Sciences Solutions	$2,602	$1,710	$4,376	$3,317
Analytical Instruments	1,051	1,324	2,152	2,646
Specialty Diagnostics	988	943	1,946	1,900
Laboratory Products and Services	2,787	2,633	5,517	5,146
Eliminations	(511)	(294)	(844)	(568)

Consolidated revenues	6,917	6,316	13,147	12,441

Segment Income (a)
Life Sciences Solutions	1,234	609	1,909	1,170
Analytical Instruments	135	286	306	568
Specialty Diagnostics	214	242	450	484
Laboratory Products and Services	281	345	576	630

Subtotal reportable segments (a)	1,864	1,482	3,241	2,852

Cost of revenues charges, net	(2)	(5)	(4)	(11)
Selling, general and administrative charges, net	(42)	(36)	(48)	(47)
Restructuring and other (costs) income, net	(12)	484	(50)	473
Amortization of acquisition-related intangible assets	(417)	(429)	(842)	(851)

Consolidated operating income	1,391	1,496	2,297	2,416
Interest income (b)	8	60	44	127
Interest expense (b)	(137)	(181)	(263)	(370)
Other (expense) income, net (b)	(9)	18	3	37

Income before income taxes	$1,253	$1,393	$2,081	$2,210
(a)Represents operating income before certain charges to cost of revenues and selling, general and administrative expenses; restructuring and other costs/income, net; and amortization of acquisition-related intangibles.
(b)The company does not allocate interest or other expense/income, net to its segments.
Geographical Information

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
(In millions)	2020	2019	2020	2019

Revenues (c)
United States	$3,414	$3,103	$6,553	$6,021
China	594	724	1,058	1,378
Other	2,909	2,489	5,536	5,042

Consolidated revenues	$6,917	$6,316	$13,147	$12,441
(c)  Revenues are attributed to countries based on customer location.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 5. Income Taxes
The provision for income taxes in the accompanying statement of income differs from the provision calculated by applying the statutory federal income tax rate to income before provision for income taxes due to the following:

	Six Months Ended
	June 27,	June 29,
(In millions)	2020	2019

Statutory Federal Income Tax Rate	21%	21%

Provision for Income Taxes at Statutory Rate	$437	$464

Increases (Decreases) Resulting From:
Foreign rate differential	(110)	(184)
Foreign exchange loss on inter-company debt refinancing	—	(62)
Income tax credits	(226)	(137)
Global intangible low-taxed income	104	134
Foreign-derived intangible income	(29)	(24)
Withholding taxes	9	31
Transition tax and other impacts of U.S. tax reform	—	(20)
Provision for tax reserves, net	—	43
Excess tax benefits from stock options and restricted stock units	(50)	(50)
Basis difference on disposal of business	—	64
Other, net	2	17

Provision for Income Taxes	$137	$276
The company has operations and a taxable presence in approximately 50 countries outside the U.S. The company's effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate.
In the second quarter of 2020, the company implemented foreign tax credit planning in Sweden which resulted in $96 million of foreign tax credits, with no related incremental U.S. income tax expense.
Unrecognized Tax Benefits
As of June 27, 2020, the company had $1.55 billion of unrecognized tax benefits substantially all of which, if recognized, would reduce the effective tax rate.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(In millions)	2020

Balance at Beginning of Year	$1,552
Additions for tax positions of current year	4
Settlements	(7)

Balance at End of Period	$1,549

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 6. Earnings per Share

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
(In millions except per share amounts)	2020	2019	2020	2019

Net Income	$1,156	$1,119	$1,944	$1,934

Basic Weighted Average Shares	395	400	396	400
Plus Effect of: Stock options and restricted units	3	3	3	3

Diluted Weighted Average Shares	398	403	399	403

Basic Earnings per Share	$2.92	$2.80	$4.91	$4.84

Diluted Earnings per Share	$2.90	$2.77	$4.87	$4.80

Antidilutive Stock Options Excluded from Diluted Weighted Average Shares	1	1	1	1

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 7. Debt and Other Financing Arrangements

	Effective Interest Rate at June 27,	June 27,	December 31,
(Dollars in millions)	2020	2020	2019

Floating Rate 2-Year Senior Notes, Due 8/7/2020 (euro-denominated)	0.04%	$673	$673
2.15% 7-Year Senior Notes, Due 7/21/2022 (euro-denominated)	2.27%	561	561
3.00% 7-Year Senior Notes, Due 4/15/2023	1.87%	1,000	1,000
4.15% 10-Year Senior Notes, Due 2/1/2024	4.16%	1,000	1,000
0.75% 8-Year Senior Notes, Due 9/12/2024 (euro-denominated)	0.94%	1,122	1,121
0.125% 5.5-Year Senior Notes, Due 3/1/2025 (euro-denominated)	0.41%	898	897
4.133% 5-Year Senior Notes, Due 3/25/2025	4.32%	1,100	—
2.00% 10-Year Senior Notes, Due 4/15/2025 (euro-denominated)	2.10%	719	717
3.65% 10-Year Senior Notes, Due 12/15/2025	3.77%	350	350
1.40% 8.5-Year Senior Notes, Due 1/23/2026 (euro-denominated)	1.53%	785	785
2.95% 10-Year Senior Notes, Due 9/19/2026	3.19%	1,200	1,200
1.45% 10-Year Senior Notes, Due 3/16/2027 (euro-denominated)	1.65%	561	561
1.75% 7-Year Senior Notes, Due 4/15/2027 (euro-denominated)	1.97%	673	—
3.20% 10-Year Senior Notes, Due 8/15/2027	3.39%	750	750
0.50% 8.5-Year Senior Notes, Due 3/1/2028 (euro-denominated)	0.77%	898	897
1.375% 12-Year Senior Notes, Due 9/12/2028 (euro-denominated)	1.46%	673	673
1.95% 12-Year Senior Notes, Due 7/24/2029 (euro-denominated)	2.08%	785	785
2.60% 10-Year Senior Notes, Due 10/1/2029	2.74%	900	900
4.497% 10-Year Senior Notes, Due 3/25/2030	5.31%	1,100	—
0.875% 12-Year Senior Notes, Due 10/1/2031 (euro-denominated)	1.13%	1,009	1,009
2.375% 12-Year Senior Notes, Due 4/15/2032 (euro-denominated)	2.55%	673	—
2.875% 20-Year Senior Notes, Due 7/24/2037 (euro-denominated)	2.94%	785	785
1.50% 20-Year Senior Notes, Due 10/1/2039 (euro-denominated)	1.73%	1,009	1,009
5.30% 30-Year Senior Notes, Due 2/1/2044	5.37%	400	400
4.10% 30-Year Senior Notes, Due 8/15/2047	4.23%	750	750
1.875% 30-Year Senior Notes, Due 10/1/2049 (euro-denominated)	1.98%	1,122	1,121
Other		9	16

Total Borrowings at Par Value		21,505	17,960
Fair Value Hedge Accounting Adjustments		30	(13)
Unamortized Discount, Net		(101)	(94)
Unamortized Debt Issuance Costs		(121)	(101)

Total Borrowings at Carrying Value		21,313	17,752
Less: Short-term Obligations and Current Maturities		675	676

Long-term Obligations		$20,638	$17,076
The effective interest rates for the fixed-rate debt include the stated interest on the notes, the accretion of any discount or amortization of any premium, the amortization of any debt issuance costs and, if applicable, adjustments related to hedging.
See Note 10 for fair value information pertaining to the company’s long-term obligations.
In connection with the agreement to acquire QIAGEN (Note 2), the company has available up to €6.25 billion of committed bridge financing. The company intends to finance the purchase price, including the repayment of indebtedness of QIAGEN, with cash on hand and the net proceeds from issuances of debt. The company issued senior notes in March and April 2020 to partly fund the acquisition and for general corporate purposes. The company has also entered into a €3.0 billion senior unsecured one-year term loan to be drawn at the closing of the QIAGEN acquisition. As of June 27, 2020, no borrowings were outstanding under the term loan. Loans under the term loan facility will be available in euros and/or dollars. The term loan agreement calls for (i) each Eurocurrency Rate Loan at a rate based on the EURIBO rate (for euro loans) or LIBO rate (for dollar loans) for the applicable interest period and (ii) each Base Rate Loan denominated in dollars at a rate based on the Base

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Rate. The term loan agreement contains affirmative, negative and financial covenants, and events of default customary for financings of this type. The financial covenants are consistent with those in the revolving credit facility described below. The company is currently evaluating future debt financings and the timing of such transactions is subject to market and other conditions. The company had a cash outlay of $49 million in 2020 associated with obtaining the bridge commitment included in other financing activities, net, in the accompanying statement of cash flows. In 2020, other income, net includes $44 million of costs for the QIAGEN acquisition, primarily for entering into hedging contracts and amortization of bridge loan commitment fees.
Credit Facilities
The company has a revolving credit facility, as amended, (the Facility) with a bank group that provides for up to $2.5 billion of unsecured multi-currency revolving credit. The Facility expires in July 2022. The revolving credit agreement calls for interest at either a LIBOR-based rate, a EURIBOR-based rate (for funds drawn in euro) or a rate based on the prime lending rate of the agent bank, at the company’s option. The agreement contains affirmative, negative and financial covenants, and events of default customary for facilities of this type. The covenants in the Facility include a Consolidated Leverage Ratio (net debt-to-Consolidated EBITDA) and a Consolidated Interest Coverage Ratio (Consolidated EBITDA to Consolidated Interest Expense), as such terms are defined in the Facility. Specifically, the company has agreed that, so long as any lender has any commitment under the Facility, any letter of credit is outstanding under the Facility, or any loan or other obligation is outstanding under the Facility, it will maintain a maximum Consolidated Leverage Ratio of 5.0:1.0, with such ratio stepping down to 4.0 to 1.0 for the two consecutive fiscal quarters starting on the earlier of (a) the last day of the first fiscal quarter of 2022 and (b) the third full fiscal quarter ending after the QIAGEN acquisition closing date, and then stepping down to 3.5 to 1.0 for each fiscal quarter ending thereafter. The company has also agreed that so long as any lender has any commitment under the Facility or any letter of credit is outstanding under the Facility, or any loan or other obligation is outstanding under the Facility, it will maintain a minimum Consolidated Interest Coverage Ratio of 3.0:1.0 as of the last day of any fiscal quarter. As of June 27, 2020, no borrowings were outstanding under the Facility, although available capacity was reduced by approximately $68 million as a result of outstanding letters of credit.
Commercial Paper Programs
The company has commercial paper programs pursuant to which it may issue and sell unsecured, short-term promissory notes (CP Notes). Under the U.S. program, a) maturities may not exceed 397 days from the date of issue and b) the CP Notes are issued on a private placement basis under customary terms in the commercial paper market and are not redeemable prior to maturity nor subject to voluntary prepayment. Under the euro program, maturities may not exceed 183 days and may be denominated in euro, U.S. dollars, Japanese yen, British pounds sterling, Swiss franc, Canadian dollars or other currencies. Under both programs, the CP Notes are issued at a discount from par (or premium to par, in the case of negative interest rates), or, alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. As of June 27, 2020, there were no outstanding borrowings under these programs.
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
Interest Rate Swap Arrangements and related Cross-currency Interest Rate Swap Arrangements
The company has entered into LIBOR-based interest rate swap arrangements with various banks. The aggregate amounts of the swaps are equal to the principal amount of the notes and the payment dates of the swaps coincide with the interest payment dates of the note. The swap contracts provide for the company to pay a variable interest rate and receive a fixed rate. The variable interest rates reset monthly. The swaps have been accounted for as fair value hedges of the notes. See Note 10 for

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
additional information on the interest rate swap arrangements and related cross-currency interest rate swap arrangements. The following table summarizes the outstanding interest rate swap arrangements on the company's senior notes at June 27, 2020:

	Aggregate Notional Amount		Pay Rate as of
(Dollars in millions)		Pay Rate	June 27, 2020	Receive Rate

3.00% Senior Notes due 2023 (a)	1,000	1-month LIBOR + 1.7640%	1.9488%	3.00%
(a) The payments on $900 million notional value of these interest rate swaps are offset in part by cross-currency interest rate swaps which effectively reduced the pay rate as of June 27, 2020 from 1.95% to a weighted average of 1.34%.
The company has entered into $900 million notional value of cross-currency interest rate swaps, which effectively convert a portion of the semi-annual payments related to the variable rate, U.S. dollar denominated, LIBOR-based interest rate swaps to payments on variable rate, euro denominated, EURIBOR-based cross-currency interest rate swaps.

Note 8. Commitments and Contingencies
Environmental Matters
The company is currently involved in various stages of investigation and remediation related to environmental matters. The company cannot predict all potential costs related to environmental remediation matters and the possible impact on future operations given the uncertainties regarding the extent of the required cleanup, the complexity and interpretation of applicable laws and regulations, the varying costs of alternative cleanup methods and the extent of the company’s responsibility. Expenses for environmental remediation matters related to the costs of installing, operating and maintaining groundwater-treatment systems and other remedial activities related to historical environmental contamination at the company’s domestic and international facilities were not material in any period presented. The company records accruals for environmental remediation liabilities, based on current interpretations of environmental laws and regulations, when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. The company calculates estimates based upon several factors, including input from environmental specialists and management’s knowledge of and experience with these environmental matters. The company includes in these estimates potential costs for investigation, remediation and operation and maintenance of cleanup sites. At June 27, 2020, the company’s total environmental liability was approximately $71 million. While management believes the accruals for environmental remediation are adequate based on current estimates of remediation costs, the company may be subject to additional remedial or compliance costs due to future events such as changes in existing laws and regulations, changes in agency direction or enforcement policies, developments in remediation technologies or changes in the conduct of the company’s operations, which could have a material adverse effect on the company’s financial position, results of operations or cash flows.
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
Intellectual Property Matters
On June 3, 2013, Unisone Strategic IP filed a complaint against Life Technologies, a subsidiary of the company, in the United States District Court for the Southern District of California alleging patent infringement by Life Technologies’ supply chain management system software, which operates with product “supply centers” installed at customer sites. Plaintiff seeks damages for alleged willful infringement, attorneys’ fees, costs, and injunctive relief. On August 24, 2017, Unisone filed an appeal from a decision by the Patent Trial and Appeal Board (PTAB) that found the challenged patent claims invalid. The United States Court of Appeals for the Federal Circuit upheld the PTAB’s ruling finding the challenged claims in the Unisone patent invalid. Unisone had until March 11, 2019 to file an appeal with the United States Supreme Court. Unisone did not appeal that decision, and consequently the case before the United States District Court, which had been stayed pending the outcome of the PTAB decision, resumed with Unisone filing an amended complaint on September 12, 2019 regarding similar patent claims that were not included in the PTAB proceeding. On November 1, 2019, Life Technologies filed two additional covered business method (CBM) challenges with the PTAB regarding Unisone’s new patent claims. On December 16, 2019, the United States District Court granted Life Technologies’ motion to stay the case pending the PTAB’s decision whether to institute a CBM review of the new patent claims. On April 28, 2020, the PTAB granted Life Technologies’ November 1, 2019 CBM petitions and instituted review of all of Unisone’s remaining patent claims. The PTAB has set oral argument on the CBMs for January 27, 2021.
Strategic Partnership and Long-term Lease
In May 2020, the company entered a strategic partnership with CSL Limited (CSL). Through a long-term lease agreement with CSL, the company will operate a new state-of-the-art biologics manufacturing facility in Lengnau, Switzerland, when construction is completed in mid-2021, to perform pharma services for CSL with capacity to serve other customers as well. The company made an initial lease payment of $50 million in the second quarter of 2020 (included within other assets in the accompanying balance sheet) and expects to make additional fixed lease payments aggregating to $555 million (excluding renewals) from 2021 to 2040, with additional amounts dependent on the extent of revenues from customers of the facility other than CSL.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 9. Comprehensive Income
Changes in each component of accumulated other comprehensive items, net of tax, are as follows:

(In millions)	Currency Translation Adjustment	Unrealized Losses on Hedging Instruments	Pension and Other Postretirement Benefit Liability Adjustment	Total

Balance at December 31, 2019	$(2,320)	$(71)	$(288)	$(2,679)
Other comprehensive items before reclassifications	(254)	(65)	(1)	(320)
Amounts reclassified from accumulated other comprehensive items	—	4	6	10

Net other comprehensive items	(254)	(61)	5	(310)

Balance at June 27, 2020	$(2,574)	$(132)	$(283)	$(2,989)

Note 10. Fair Value Measurements and Fair Value of Financial Instruments
Fair Value Measurements
The following tables present information about the company’s financial assets and liabilities measured at fair value on a recurring basis as of June 27, 2020 and December 31, 2019:

	June 27,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2020	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents	$4,307	$4,307	$—	$—
Investments in common stock, mutual funds and other similar instruments	20	20	—	—
Warrants	8	—	8	—
Insurance contracts	132	—	132	—
Derivative contracts	65	—	65	—

Total Assets	$4,532	$4,327	$205	$—

Liabilities
Derivative contracts	$80	$—	$80	$—
Contingent consideration	53	—	—	53

Total Liabilities	$133	$—	$80	$53

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2019	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents	$1,280	$1,280	$—	$—
Investments in common stock, mutual funds and other similar instruments	19	19	—	—
Warrants	6	—	6	—
Insurance contracts	131	—	131	—
Derivative contracts	37	—	37	—

Total Assets	$1,473	$1,299	$174	$—

Liabilities
Derivative contracts	$24	$—	$24	$—
Contingent consideration	55	—	—	55

Total Liabilities	$79	$—	$24	$55
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

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
(In millions)	2020	2019	2020	2019

Contingent Consideration
Beginning Balance	$54	$37	$55	$37
Acquisitions (including assumed balances)	—	24	—	24
Payments	(1)	—	(2)	—
Change in fair value included in earnings	—	(3)	—	(3)

Ending Balance	$53	$58	$53	$58
Derivative Contracts
The following table provides the aggregate notional value of outstanding derivative contracts.

	June 27,	December 31,
(In millions)	2020	2019

Notional Amount
Interest rate swaps - fair value hedges (described in Note 7)	$1,000	$1,000
Interest rate swaps - cash flow hedges	750	—
Cross-currency interest rate swaps - designated as net investment hedges	900	900
Cross-currency interest rate swaps	1,000	—
Currency exchange contracts	10,804	2,846

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

	Fair Value – Assets		Fair Value – Liabilities
	June 27,	December 31,	June 27,	December 31,
(In millions)	2020	2019	2020	2019

Derivatives Designated as Hedging Instruments
Interest rate swaps (a)	$30	$—	$23	$13
Cross-currency interest rate swaps (a)	34	33	—	—
Derivatives Not Designated as Hedging Instruments
Currency exchange contracts (b)	1	4	47	11
Cross-currency interest rate swaps (a)	—	—	10	—

Total Derivatives	$65	$37	$80	$24
(a) The fair values of the interest rate swaps and cross-currency interest rate swaps are included in the consolidated balance sheet under the caption other assets or other long-term liabilities.
(b) The fair value of the currency exchange contracts is included in the consolidated balance sheet under the captions other current assets or other accrued expenses.
The following amounts related to cumulative basis adjustments for fair value hedges were included in the consolidated balance sheet under the caption long-term obligations:

	Carrying Amount of the Hedged Liability		Cumulative Amount of Fair Value Hedging Adjustment - Increase (Decrease) Included in Carrying Amount of Liability
	June 27,	December 31,	June 27,	December 31,
(In millions)	2020	2019	2020	2019

Long-term Obligations	$1,024	$980	$30	$(13)

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Gain (Loss) Recognized
	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
(In millions)	2020	2019	2020	2019

Fair Value Hedging Relationships
Interest rate swaps
Hedged long-term obligations - included in other expense, net	$(7)	$(53)	$(43)	$(81)
Derivatives designated as hedging instruments - included in other expense, net	7	54	43	83
Derivatives Designated as Cash Flow Hedges
Interest rate swaps
Included in unrealized losses on hedging instruments within other comprehensive items	(4)	—	(85)	—
Amount reclassified from accumulated other comprehensive items to other expense, net	(4)	(4)	(6)	(7)
Financial Instruments Designated as Net Investment Hedges
Foreign currency-denominated debt
Included in currency translation adjustment within other comprehensive items	(64)	(97)	19	59
Cross-currency interest rate swaps
Included in currency translation adjustment within other comprehensive items	(9)	(30)	—	7
Included in other expense, net	2	14	7	28
Derivatives Not Designated as Hedging Instruments
Currency exchange contracts
Included in cost of product revenues	(3)	(3)	—	(1)
Included in other expense, net	(84)	(11)	(44)	6
Cross-currency interest rate swaps
Included in other expense, net	—	—	(10)	—
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
The company has also entered into $1 billion notional value of cross currency swaps in anticipation of using U.S. dollars to partially finance the euro purchase price of the QIAGEN acquisition (Note 2). Gains and losses associated with these swaps are recorded in other expense, net.
See Note 1 to the consolidated financial statements for 2019 included in the company's Annual Report on Form 10-K and Note 7 herein for additional information on the company's risk management objectives and strategies.
Cash Flow Hedge Arrangements
In March 2020, the company entered into interest rate swap arrangements to mitigate the risk of interest rates rising prior to completion of future debt offerings. Based on the company's conclusion that the debt offerings are probable, the swaps hedge the cash flow risk for each of the interest payments on the planned fixed-rate debt issues. The aggregate fair value of these

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
hedges, net of tax, at June 27, 2020 has been classified within accumulated other comprehensive items. One of these hedges was terminated in March 2020, in connection with the debt offering completed in that month. The aggregate fair value of the terminated hedge at that time, net of tax, has been classified as a reduction to accumulated other comprehensive items and will be amortized to interest expense over the term of the related debt issuance. The company had a cash outlay of $62 million in 2020 associated with termination of the arrangement, included in other financing activities, net, in the accompanying statement of cash flows. Subsequent to June 27, 2020, the company terminated the remaining hedges for an additional cash payment of $24 million.
Fair Value of Other Financial Instruments
The carrying value and fair value of the company’s debt obligations are as follows:

	June 27, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
(In millions)	Value	Value	Value	Value

Debt Obligations:
Senior notes	$21,304	$23,276	$17,736	$18,650
Other	9	9	16	16

	$21,313	$23,285	$17,752	$18,666
The fair value of debt obligations was determined based on quoted market prices and on borrowing rates available to the company at the respective period ends which represent level 2 measurements.

Note 11. Supplemental Cash Flow Information

	Six Months Ended
	June 27,	June 29,
(In millions)	2020	2019

Non-cash Investing and Financing Activities
Declared but unpaid dividends	$89	$78
Issuance of stock upon vesting of restricted stock units	81	76
Cash, cash equivalents and restricted cash is included in the consolidated balance sheet as follows:

	June 27,	December 31,
(In millions)	2020	2019

Cash and Cash Equivalents	$5,818	$2,399
Restricted Cash Included in Other Current Assets	18	21
Restricted Cash Included in Other Assets	1	2

Cash, Cash Equivalents and Restricted Cash	$5,837	$2,422
Amounts included in restricted cash represent funds held as collateral for bank guarantees and incoming cash in China awaiting government administrative clearance.

Note 12. Restructuring and Other Costs, Net
Restructuring and other costs, net, in the first six months of 2020 primarily included transaction/integration costs related to recent and pending acquisitions, continuing charges for headcount reductions and facility consolidations in an effort to streamline operations, and, to a lesser extent, non-cash charges for writedowns of fixed assets to estimated disposal value in connection with the consolidation of commercial production operations in the U.S. In the first six months of 2020, severance actions associated with facility consolidations and cost reduction measures affected less than 1% of the company’s workforce.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As of July 31, 2020, the company has identified restructuring actions that will result in additional charges of approximately $60 million, primarily in 2020 and 2021, and expects to identify additional actions during 2020 which will be recorded when specified criteria are met, such as communication of benefit arrangements or when the costs have been incurred.
During the second quarter of 2020, the company recorded net restructuring and other costs by segment as follows:

(In millions)	Cost of Revenues	Selling, General and Administrative Expenses	Restructuring and Other Costs, Net	Total

Life Sciences Solutions	$—	$—	$—	$—
Analytical Instruments	—	—	5	5
Specialty Diagnostics	—	42	4	46
Laboratory Products and Services	2	—	1	3
Corporate	—	—	2	2

	$2	$42	$12	$56
During the first six months of 2020, the company recorded net restructuring and other costs by segment as follows:

(In millions)	Cost of Revenues	Selling, General and Administrative Expenses	Restructuring and Other Costs, Net	Total

Life Sciences Solutions	$—	$—	$1	$1
Analytical Instruments	—	—	19	19
Specialty Diagnostics	—	46	6	52
Laboratory Products and Services	4	2	19	25
Corporate	—	—	5	5

	$4	$48	$50	$102
The principal components of net restructuring and other costs by segment are as follows:
Analytical Instruments
In the first six months of 2020, the Analytical Instruments segment recorded $19 million of net restructuring and other charges, primarily for employee severance associated with headcount reductions in Europe, China, and the U.S., and, to a lesser extent, abandoned facility costs.
Specialty Diagnostics
In the first six months of 2020, the Specialty Diagnostics segment recorded $52 million of net restructuring and other charges, principally charges for third-party transaction/acquisition-related costs.
Laboratory Products and Services
In the first six months of 2020, the Laboratory Products and Services segment recorded $25 million of net restructuring and other charges, primarily for employee severance at businesses streamlining operations and for writedowns of fixed assets to estimated disposal value in connection with the consolidation of commercial production operations in the U.S.
Corporate
In the first six months of 2020, the company recorded $5 million of net restructuring and other costs for severance at its corporate operations and, to a lesser extent, abandoned facility costs.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table summarizes the cash components of the company’s restructuring plans. The non-cash components and other amounts reported as restructuring and other costs, net, in the accompanying statement of income have been summarized in the notes to the table. Accrued restructuring costs are included in other accrued expenses in the accompanying balance sheet.

(In millions)	Severance	Abandonment of Excess Facilities	Other (a)	Total

Balance at December 31, 2019	18	$10	$6	$34
Costs incurred in 2020 (c)	29	4	5	38
Reserves reversed (b)	(1)	—	—	(1)
Payments	(24)	(4)	(5)	(33)

Balance at June 27, 2020	$22	$10	$6	$38
(a)Other includes relocation and moving expenses associated with facility consolidations, as well as employee retention costs which are accrued ratably over the period through which employees must work to qualify for a payment.
(b)Represents reductions in cost of plans.
(c)Excludes $13 million of charges for fixed asset writedowns and costs associated with environmental remediation at abandoned / previously owned facilities.
The company expects to pay accrued restructuring costs primarily through 2020.

THERMO FISHER SCIENTIFIC INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934 are made throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, including without limitation statements regarding: projections of revenue, expenses, earnings, margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position; cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions or divestitures; growth, declines and other trends in markets we sell into; new or modified laws, regulations and accounting pronouncements; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; general economic and capital markets conditions; the timing of any of the foregoing; assumptions underlying any of the foregoing; the expected impact of the COVID-19 pandemic on the company’s business; and any other statements that address events or developments that Thermo Fisher intends or believes will or may occur in the future. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words. While the company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the company’s estimates change, and readers should not rely on those forward-looking statements as representing the company’s views as of any date subsequent to the date of the filing of this Quarterly Report.
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
The company has mobilized to support the global novel strain of coronavirus (COVID-19) response with products and services that help analyze, diagnose and protect from the virus. However, as the pandemic spread from China to countries worldwide, the company saw a significant reduction in customer activity in several businesses by late March and continuing into the third quarter of 2020 that will materially adversely affect primarily the results of the Analytical Instruments segment and, to a lesser extent, some businesses within the company’s other three segments, at least through the third quarter of 2020. The extent and duration of the negative impacts are uncertain and dependent in part on customers returning to work and economic activity ramping up. The company believes the impacted businesses’ long-term prospects remain excellent given the company’s attractive markets served, its industry-leading position and proven growth strategy. Several of the company’s businesses have had an increase in revenue due to sales of product addressing diagnosis and treatment of COVID-19. While these positive impacts are expected to continue into the third quarter of 2020, the duration and extent of future revenues from such sales are uncertain and dependent primarily on customer testing demand.

Recent and Pending Acquisitions and Divestiture
The company’s strategy is to augment internal growth at existing businesses with complementary acquisitions. The company’s principal recent and pending acquisitions and divestitures are described below.
On March 3, 2020, the company entered into a purchase agreement to acquire all of the issued and outstanding shares of QIAGEN N.V. at a price of €39 per share. On July 16, 2020, the agreement was amended to, among other things, increase the offer price to €43 per share or approximately $12.7 billion (based on exchange rates at the time of the amendment), which includes the assumption of approximately $1.2 billion of net debt. QIAGEN is a leading provider of life science and molecular diagnostic solutions that will expand the company’s capabilities in these fields. QIAGEN reported 2019 revenues of $1.5 billion. The company commenced a tender offer to acquire all of the ordinary shares of QIAGEN. The transaction is expected to close during the first half of 2021, subject to the satisfaction of customary closing conditions including receipt of applicable regulatory approvals, and completion of the tender offer.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The company intends to finance the purchase price, including the repayment of indebtedness of QIAGEN, with cash on hand and the net proceeds from issuances of debt. The company has also entered into a €3.0 billion senior unsecured one-year term loan to be drawn at the closing of the QIAGEN acquisition. The company is currently evaluating other future debt financings and the timing of such transactions is subject to market and other conditions. The company also has available, but does not currently expect to utilize, up to €6.25 billion of committed bridge financing (Note 7).
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

Overview of Results of Operations and Liquidity

	Three Months Ended				Six Months Ended
	June 27,		June 29,		June 27,		June 29,
(Dollars in millions)	2020		2019		2020		2019

Revenues
Life Sciences Solutions	$2,602	37.6%	$1,710	27.1%	$4,376	33.3%	$3,317	26.7%
Analytical Instruments	1,051	15.2%	1,324	21.0%	2,152	16.4%	2,646	21.3%
Specialty Diagnostics	988	14.3%	943	14.9%	1,946	14.8%	1,900	15.3%
Laboratory Products and Services	2,787	40.3%	2,633	41.7%	5,517	42.0%	5,146	41.4%
Eliminations	(511)	(7.4)%	(294)	(4.7)%	(844)	(6.5)%	(568)	(4.7)%

	$6,917	100%	$6,316	100%	$13,147	100%	$12,441	100%
Sales in the second quarter of 2020 were $6.92 billion, an increase of $601 million from 2019. Sales increased $5 million due to acquisitions, net of a divestiture. The unfavorable effects of currency translation resulted in a decrease in revenues of $82 million in the second quarter of 2020. Aside from the effects of acquisitions/divestiture and currency translation, revenues increased $678 million (11%) primarily due to increased demand in the quarter compared to the 2019 quarter. Sales were particularly strong in diagnostic and healthcare markets, primarily due to demand for products supporting customers diagnosing and treating the COVID-19 virus, as well as to customers in pharma and biotech end markets. Sales to academic and government customers decreased primarily due to closure of academic labs during the global pandemic. Sales to customers in industrial markets decreased primarily due to lower demand from business slowing and closures related to COVID-19. Sales growth was particularly strong in Europe and North America while sales were flat in the Asia-Pacific region.
In the second quarter of 2020, total company operating income and operating income margin were $1.39 billion and 20.1%, respectively, compared with $1.50 billion and 23.7%, respectively, in 2019. The decrease in operating income was primarily due to the gain on the sale of the Anatomical Pathology business included in the 2019 period and, to a lesser extent, strategic growth investments in 2020, offset in part by profit on higher sales and, to a lesser extent, productivity improvements and sales mix. The company’s references to strategic growth investments generally refer to targeted spending for enhancing commercial capabilities, including expansion of geographic sales reach and e-commerce platforms, marketing initiatives, expanded service and operational infrastructure, focused research projects and other expenditures to enhance the customer experience. The company’s references throughout this discussion to productivity improvements generally refer to improved cost efficiencies from its Practical Process Improvement (PPI) business system, reduced costs resulting from global sourcing initiatives, a lower cost structure following restructuring actions, including headcount reductions and consolidation of facilities, and low cost region manufacturing. Productivity improvements are calculated net of inflationary cost increases.
The company's effective tax rate was 7.8% for the second quarter of 2020. In the second quarter of 2020, the company implemented foreign tax credit planning in Sweden which resulted in $96 million of foreign tax credits, with no related incremental U.S. income tax expense. The company expects its effective tax rate for all of 2020 will be between 7% and 9%

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Overview of Results of Operations and Liquidity (continued)
based on currently forecasted rates of profitability in the countries in which the company conducts business and expected generation of foreign tax credits. Due primarily to the non-deductibility of intangible asset amortization for tax purposes, the company’s cash payments for income taxes are higher than its income tax expense for financial reporting purposes and are expected to total $550 to $600 million in 2020. In the second quarter of 2019, the company’s effective tax rate was 19.7%. The second quarter 2019 provision for income taxes included $187 million related to the gain on the sale of the Anatomical Pathology business and a tax provision of $28 million to adjust the impacts of U.S. tax reform based on final regulations issued by the U.S. Treasury in June 2019. In addition, in the second quarter of 2019, the company implemented foreign tax credit planning in Sweden which resulted in $75 million of foreign tax credits, with no related incremental U.S. income tax expense.
Net income increased to $1.16 billion in the second quarter of 2020 from $1.12 billion in the second quarter of 2019, primarily due to the decrease in income tax provision (discussed above) and a decrease in interest expense, offset in part by the decrease in operating income in the 2020 period (discussed above) and a decrease in interest income.
During the first six months of 2020, the company’s cash flow from operations totaled $2.24 billion compared with $1.94 billion for 2019. The increase primarily resulted from higher cash provided by income, offset in part by higher investment in working capital in 2020.
As of June 27, 2020, the company’s short-term debt totaled $675 million, consisting principally of senior notes due in August 2020. The company has a revolving credit facility with a bank group that provides up to $2.5 billion of unsecured multi-currency revolving credit. If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of June 27, 2020, no borrowings were outstanding under the company’s revolving credit facility, although available capacity was reduced by approximately $68 million as a result of outstanding letters of credit.
The company believes that its existing cash and cash equivalents of $5.82 billion as of June 27, 2020 and its future cash flow from operations together with available borrowing capacity under its revolving credit agreement, term loan agreement and bridge loan agreement will be sufficient to meet the cash requirements of funding of the QIAGEN acquisition and the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months.

Critical Accounting Policies and Estimates
The company’s discussion and analysis of its financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent liabilities. On an on-going basis, management evaluates its estimates, including those related to intangible assets and goodwill, income taxes and contingencies and litigation. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management bases its estimates on historical experience, current market and economic conditions and other assumptions that management believes are reasonable. The results of these estimates form the basis for judgments about the carrying value of assets and liabilities where the values are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements of the company’s Form 10-K for 2019, describe the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no significant changes in the company's critical accounting policies during the first six months of 2020.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations
Second Quarter 2020 Compared With Second Quarter 2019

	Three Months Ended
(In millions)	June 27, 2020	June 29, 2019	Total Change	Currency Translation	Acquisitions/ Divestitures	Operations

Revenues
Life Sciences Solutions	$2,602	$1,710	$892	$(44)	$—	$936
Analytical Instruments	1,051	1,324	(273)	(11)	—	(262)
Specialty Diagnostics	988	943	45	(7)	(57)	109
Laboratory Products and Services	2,787	2,633	154	(22)	55	121
Eliminations	(511)	(294)	(217)	2	7	(226)

Consolidated Revenues	$6,917	$6,316	$601	$(82)	$5	$678
Sales in the second quarter of 2020 were $6.92 billion, an increase of $601 million from the second quarter of 2019. Sales increased $5 million due to acquisitions, net of a divestiture. The unfavorable effects of currency translation resulted in a decrease in revenues of $82 million in 2020. Aside from the effects of acquisitions, a divestiture and currency translation, revenues increased $678 million (11%) primarily due to increased demand in the quarter compared to the 2019 quarter. Sales were particularly strong in diagnostic and healthcare markets, primarily due to demand for products supporting customers diagnosing and treating the COVID-19 virus, as well as to customers in pharma and biotech end markets. Sales to academic and government customers decreased primarily due to closure of academic labs during the global pandemic. Sales to customers in industrial markets decreased primarily due to lower demand from business slowing and closures related to COVID-19. Sales growth was particularly strong in Europe and North America while sales were flat in the Asia-Pacific region.
In the second quarter of 2020, total company operating income and operating income margin were $1.39 billion and 20.1%, respectively, compared with $1.50 billion and 23.7%, respectively, in 2019. The decrease in operating income was primarily due to the gain on the sale of the Anatomical Pathology business included in the 2019 period and, to a lesser extent, strategic growth investments in 2020, offset in part by profit on higher sales and, to a lesser extent, productivity improvements and sales mix.
In the second quarter of 2020, the company recorded restructuring and other costs, net, of $56 million. The company recorded $2 million of charges to cost of revenues for accelerated depreciation on fixed assets to be disposed of in connection with the consolidation of commercial production operations in the U.S. The company also recorded $42 million of charges to selling, general and administrative expenses, principally third-party transaction and integration-related costs for recent and pending acquisitions. In addition, the company recorded $12 million of restructuring and other charges, net, for employee severance and other costs associated with facility consolidations/abandonments in efforts to streamline operations, and, to a lesser extent, environmental remediation costs at abandoned and previously owned facilities. See Note 12 for restructuring charges expected in future periods.
In the second quarter of 2019, the company recorded restructuring and other income, net, of $443 million, including $505 million of gain on the sale of the Anatomical Pathology business. The company recorded $5 million of charges to cost of revenues primarily for the sale of inventories revalued at the date of acquisition. The company also recorded $36 million of charges to selling, general and administrative expenses, principally transaction costs related to acquisitions. In addition, the company recorded $11 million of cash restructuring charges, primarily for employee severance and abandoned facilities costs associated with the closure and consolidation of facilities in the U.S. and Europe. The company also recorded $6 million of charges for the impairment of acquired technology in development.
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

	Three Months Ended
	June 27,	June 29,
(Dollars in millions)	2020	2019	Change

Revenues
Life Sciences Solutions	$2,602	$1,710	52%
Analytical Instruments	1,051	1,324	(21)%
Specialty Diagnostics	988	943	5%
Laboratory Products and Services	2,787	2,633	6%
Eliminations	(511)	(294)	74%

Consolidated Revenues	$6,917	$6,316	10%

Segment Income
Life Sciences Solutions	$1,234	$609	103%
Analytical Instruments	135	286	(53)%
Specialty Diagnostics	214	242	(12)%
Laboratory Products and Services	281	345	(19)%

Subtotal Reportable Segments	1,864	1,482	26%

Cost of Revenues Charges, Net	(2)	(5)
Selling, General and Administrative Charges, Net	(42)	(36)
Restructuring and Other Costs (Income), Net	(12)	484
Amortization of Acquisition-related Intangible Assets	(417)	(429)

Consolidated Operating Income	$1,391	$1,496	(7)%

Reportable Segments Income Margin	27.0%	23.5%

Consolidated Operating Income Margin	20.1%	23.7%
Income from the company’s reportable segments increased 26% to $1.86 billion in the second quarter of 2020 due primarily to profit on higher sales and, to a lesser extent, productivity improvements, offset in part by strategic growth investments.
Life Sciences Solutions

	Three Months Ended
	June 27,	June 29,
(Dollars in millions)	2020	2019	Change

Revenues	$2,602	$1,710	52%

Operating Income Margin	47.4%	35.6%	11.8 pt
Sales in the Life Sciences Solutions segment increased $892 million to $2.60 billion in the second quarter of 2020. Sales increased $936 million (55%) due to higher revenues at existing businesses. The unfavorable effects of currency translation resulted in a decrease in revenues of $44 million. The increase in revenue at existing businesses was primarily due to increased sales of genetic sciences products, driven primarily by tests for diagnosis of COVID-19. Sales grew, to a lesser extent, due to higher demand for biosciences and bioproduction products.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)
Operating income margin was 47.4% in the second quarter of 2020 compared to 35.6% in the second quarter of 2019. The increase resulted primarily from profit on higher sales and, to a lesser extent, sales mix and productivity improvements offset in part by strategic growth investments.
Analytical Instruments

	Three Months Ended
	June 27,	June 29,
(Dollars in millions)	2020	2019	Change

Revenues	$1,051	$1,324	(21)%

Operating Income Margin	12.9%	21.6%	-8.7 pt
Sales in the Analytical Instruments segment decreased $273 million to $1.05 billion in the second quarter of 2020. Sales decreased $262 million (-20%) due to lower revenues at existing businesses. The unfavorable effects of currency translation resulted in a decrease in revenues of $11 million. The decrease in revenue at existing businesses was primarily the result of reduced demand from industrial customers following business slowing and closures due to COVID-19 and lower sales to academic customers due to pandemic-related closures.
Operating income margin was 12.9% in the second quarter of 2020 compared to 21.6% in the second quarter of 2019. The decrease was primarily due to the decrease in sales and, to a lesser extent, sales mix and strategic growth investments, offset in part by productivity improvements.
Specialty Diagnostics

	Three Months Ended
	June 27,	June 29,
(Dollars in millions)	2020	2019	Change

Revenues	$988	$943	5%

Operating Income Margin	21.6%	25.7%	-4.1 pt
Sales in the Specialty Diagnostics segment increased $45 million to $988 million in the second quarter of 2020. Sales increased $109 million (12%) due to higher revenues at existing businesses. The divestiture of the Anatomical Pathology business resulted in a decrease in sales of $57 million. The unfavorable effects of currency translation resulted in a decrease in revenues of $7 million. The increase in revenue at existing businesses was due to higher demand in part driven by products addressing treatment of COVID-19, with particular strength in sales of products sold through the segment's healthcare market channel business, and to a lesser extent, clinical diagnostics and microbiology products.
Operating income margin was 21.6% in the second quarter of 2020 and 25.7% in the second quarter of 2019. The decrease was primarily due to sales mix and, to a lesser extent, strategic growth investments, offset in part by profit on higher sales and productivity improvements.
Laboratory Products and Services

	Three Months Ended
	June 27,	June 29,
(Dollars in millions)	2020	2019	Change

Revenues	$2,787	$2,633	6%

Operating Income Margin	10.1%	13.1%	-3.0 pt
Sales in the Laboratory Products and Services segment increased $154 million to $2.79 billion in the second quarter of 2020. Sales increased $121 million (5%) due to higher revenues at existing businesses and $55 million due to acquisitions. The

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)
unfavorable effects of currency translation resulted in a decrease in revenues of $22 million. The increase in revenue at existing businesses was primarily due to increased demand for service offerings of the segment's pharma services business.
Operating income margin was 10.1% in the second quarter of 2020 and 13.1% in the second quarter of 2019. The decrease was primarily due to sales mix and, to a lesser extent, strategic growth investments, offset in part by profit on higher sales and productivity improvements.
Other Income/Expense, Net
The company reported other expense of $9 million in the second quarter of 2020 compared to other income of $18 million in the second quarter of 2019. In 2020, other expense, net includes $27 million of costs for the QIAGEN acquisition, primarily for amortization of bridge loan commitment fees and entering into currency hedging contracts.
Provision for Income Taxes
The company's effective tax rate was 7.8% for the second quarter of 2020. In the second quarter of 2020, the company implemented foreign tax credit planning in Sweden which resulted in $96 million of foreign tax credits, with no related incremental U.S. income tax expense. The company expects its effective tax rate for all of 2020 will be between 7% and 9% based on currently forecasted rates of profitability in the countries in which the company conducts business and expected generation of foreign tax credits. Due primarily to the non-deductibility of intangible asset amortization for tax purposes, the company’s cash payments for income taxes are higher than its income tax expense for financial reporting purposes and are expected to total $550 to $600 million in 2020. In the second quarter of 2019, the company’s effective tax rate was 19.7%. The second quarter 2019 provision for income taxes included $187 million related to the gain on the sale of the Anatomical Pathology business and a tax provision of $28 million to adjust the impacts of U.S. tax reform based on final regulations issued by the U.S. Treasury in June 2019. In addition, in the second quarter of 2019, the company implemented foreign tax credit planning in Sweden which resulted in $75 million of foreign tax credits, with no related incremental U.S. income tax expense.
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

First Six Months of 2020 Compared With First Six Months of 2019

	Six Months Ended
(In millions)	June 27, 2020	June 29, 2019	Total Change	Currency Translation	Acquisitions/ Divestitures	Operations

Revenues
Life Sciences Solutions	$4,376	$3,317	$1,059	$(64)	$—	$1,123
Analytical Instruments	2,152	2,646	(494)	(24)	—	(470)
Specialty Diagnostics	1,946	1,900	46	(16)	(121)	183
Laboratory Products and Services	5,517	5,146	371	(47)	147	271
Eliminations	(844)	(568)	(276)	4	15	(295)

Consolidated Revenues	$13,147	$12,441	$706	$(147)	$41	$812
Sales in the first six months of 2020 were $13.15 billion, an increase of $706 million from the first six months of 2019. Sales increased $41 million due to acquisitions, net of a divestiture. The unfavorable effects of currency translation resulted in a decrease in revenues of $147 million in 2020. Aside from the effects of currency translation and acquisitions/divestiture, revenues increased $812 million (7%) primarily due to increased demand. Sales were particularly strong in diagnostic and healthcare markets, primarily due to demand for products supporting customers diagnosing and treating the COVID-19 virus, as well as to customers in pharma and biotech end markets. Sales to academic and government customers decreased due primarily

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)
to closure of academic labs during the global pandemic. Sales to customers in industrial markets decreased primarily due to lower demand from business slowing and closures related to COVID-19. Sales growth was particularly strong in Europe and North America while sales decreased in the Asia-Pacific region.
In the first six months of 2020, total company operating income and operating income margin were $2.30 billion and 17.5%, respectively, compared with $2.42 billion and 19.4%, respectively, in the first six months of 2019. The decrease in operating income was primarily due to the gain on the sale of the Anatomical Pathology business included in the 2019 period and, to a lesser extent, strategic growth investments in 2020, offset in part by profit on higher sales and, to a lesser extent, productivity improvements.
In the first six months of 2020, the company recorded restructuring and other costs, net, of $102 million. The company recorded $4 million of charges to cost of revenues to conform the accounting policies of a recently acquired business with the company’s accounting policies, as well as accelerated depreciation on fixed assets to be disposed of in connection with the consolidation of commercial production operations in the U.S. The company recorded $48 million of charges to selling, general and administrative expenses, principally transaction and integration-related costs for recent and pending acquisitions. In addition, the company recorded $37 million of cash restructuring charges, net, primarily for employee severance and abandoned facilities costs associated with the closure and consolidation of facilities in Europe, and the U.S. The company also recorded $13 million of charges for writedowns of fixed assets to estimated disposal value in connection with the consolidation of commercial production operations in the U.S. and, to a lesser extent, environmental remediation charges for abandoned and previously owned facilities (Note 12).
In the first six months of 2019, the company recorded restructuring and other income, net, of $415 million, including $505 million of gain on the sale of the Anatomical Pathology business. The company also recorded $11 million of charges to cost of revenues primarily for the sale of inventories revalued at the date of acquisition, and $47 million of net charges to selling, general and administrative expenses, principally transaction costs related to acquisitions and a divestiture. In addition, the company recorded $21 million of cash restructuring charges, net, primarily for employee severance and abandoned facilities costs associated with the closure and consolidation of facilities in the U.S. and Europe.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)
Segment Results

	Six Months Ended
	June 27,	June 29,
(Dollars in millions)	2020	2019	Change

Revenues
Life Sciences Solutions	$4,376	$3,317	32%
Analytical Instruments	2,152	2,646	(19)%
Specialty Diagnostics	1,946	1,900	2%
Laboratory Products and Services	5,517	5,146	7%
Eliminations	(844)	(568)	49%

Consolidated Revenues	$13,147	$12,441	6%

Segment Income
Life Sciences Solutions	$1,909	$1,170	63%
Analytical Instruments	306	568	(46)%
Specialty Diagnostics	450	484	(7)%
Laboratory Products and Services	576	630	(9)%

Subtotal Reportable Segments	3,241	2,852	14%

Cost of Revenues Charges	(4)	(11)
Selling, General and Administrative Charges, Net	(48)	(47)
Restructuring and Other Income (Costs), Net	(50)	473
Amortization of Acquisition-related Intangible Assets	(842)	(851)

Consolidated Operating Income	$2,297	$2,416	(5)%

Reportable Segments Income Margin	24.7%	22.9%

Consolidated Operating Income Margin	17.5%	19.4%
Income from the company’s reportable segments increased 14% to $3.24 billion in the first six months of 2020 due primarily to profit on higher sales and, to a lesser extent, productivity improvements, offset in part by strategic growth investments.
Life Sciences Solutions

	Six Months Ended
	June 27,	June 29,
(Dollars in millions)	2020	2019	Change

Revenues	$4,376	$3,317	32%

Operating Income Margin	43.6%	35.3%	8.3 pt
Sales in the Life Sciences Solutions segment increased $1.06 billion to $4.38 billion in the first six months of 2020. Sales increased $1.12 billion (34%) due to higher revenues at existing businesses. The unfavorable effects of currency translation resulted in a decrease in revenues of $64 million. The increase in revenue at existing businesses was primarily due to increased

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)
sales of genetic sciences products, driven primarily by tests for diagnosis of COVID-19 and, to a lesser extent, higher demand for bioproduction and biosciences products.
Operating income margin was 43.6% in the first six months of 2020 compared to 35.3% in the first six months of 2019. The increase resulted primarily from profit on higher sales.
Analytical Instruments

	Six Months Ended
	June 27,	June 29,
(Dollars in millions)	2020	2019	Change

Revenues	$2,152	$2,646	(19)%

Operating Income Margin	14.2%	21.4%	-7.2 pt
Sales in the Analytical Instruments segment decreased $494 million to $2.15 billion in the first six months of 2020. Sales decreased $470 million (-18%) due to lower revenues at existing businesses. The unfavorable effects of currency translation resulted in a decrease in revenues of $24 million. The decrease in revenue at existing businesses was primarily the result of reduced demand from industrial customers following business slowing and closures due to COVID-19 and lower sales to academic customers due to pandemic-related closures.
Operating income margin was 14.2% in the first six months of 2020 compared to 21.4% in the first six months of 2019. The decrease was primarily due to the decrease in sales and, to a lesser extent, sales mix, offset in part by productivity improvements.
Specialty Diagnostics

	Six Months Ended
	June 27,	June 29,
(Dollars in millions)	2020	2019	Change

Revenues	$1,946	$1,900	2%

Operating Income Margin	23.1%	25.5%	-2.4 pt
Sales in the Specialty Diagnostics segment increased $46 million to $1.95 billion in the first six months of 2020. Sales increased $183 million (10%) due to higher revenues at existing businesses. The unfavorable effects of currency translation resulted in a decrease in revenues of $16 million and the divestiture of the Anatomical Pathology business decreased revenue by $121 million. The increase in revenue at existing businesses was due to higher demand in part driven by products addressing treatment of COVID-19, with particular strength in sales of products sold through the segment's healthcare market channel business, and to a lesser extent, clinical diagnostics products.
Operating income margin was 23.1% in the first six months of 2020 compared to 25.5% in the first six months of 2019. The decrease was primarily due to sales mix offset in part by profit on higher sales and productivity improvements.
Laboratory Products and Services

	Six Months Ended
	June 27,	June 29,
(Dollars in millions)	2020	2019	Change

Revenues	$5,517	$5,146	7%

Operating Income Margin	10.4%	12.2%	-1.8 pt

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)
Sales in the Laboratory Products and Services segment increased $371 million to $5.52 billion in 2020. Sales increased $271 million (5%) due to higher revenues at existing businesses and $147 million due to acquisitions. The unfavorable effects of currency translation resulted in a decrease in revenues of $47 million. The increase in revenue at existing businesses was primarily due to increased demand for service offerings of the segment's pharma services business and to a lesser extent, products sold through its research and safety market channel business.
Operating income margin was 10.4% in the first six months of 2020 compared to 12.2% in the first six months of 2019. The decrease was primarily due to sales mix and, to a lesser extent, strategic growth investments, offset in part by profit on higher sales and productivity improvements.
Other Income, Net
The company reported other income, net of $3 million and $37 million in the first six months of 2020 and 2019, respectively. In 2020, other income, net includes $44 million of costs for the QIAGEN acquisition, primarily for entering into currency hedging contracts and amortization of bridge loan commitment fees.
Provision for Income Taxes
The company recorded a $137 million provision for income taxes in the first six months of 2020. In the second quarter of 2020, the company implemented foreign tax credit planning in Sweden which resulted in $96 million of foreign tax credits, with no related incremental U.S. income tax expense. The company recorded a $276 million provision for income taxes in the first six months of 2019 including $187 million related to the gain on the sale of the Anatomical Pathology business. In addition, in 2019, the company recorded a $62 million income tax benefit related to a foreign exchange loss for tax purposes on certain intercompany financing arrangements and implemented foreign tax credit planning in Sweden which resulted in $75 million of foreign tax credits, with no related incremental U.S. income tax expense.

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

Liquidity and Capital Resources
Consolidated working capital (current assets less current liabilities) was $9.76 billion at June 27, 2020, compared with $5.70 billion at December 31, 2019. Included in working capital were cash and cash equivalents of $5.82 billion at June 27, 2020 and $2.40 billion at December 31, 2019. The increase in cash was due in part to the issuance of long-term senior notes in March and April 2020 to partially fund the QIAGEN acquisition and for general corporate purposes (see Note 7).
First Six Months of 2020
Cash provided by operating activities was $2.24 billion during the first six months of 2020. Cash provided by income was offset in part by investments in working capital. Increases in accounts receivable and inventories used cash of $195 million and $309 million, respectively, primarily to support growth in sales. Changes in other assets and other liabilities provided cash of $303 million primarily due to the timing of payments for compensation and income taxes. Cash payments for income taxes decreased to $320 million during the first six months of 2020, compared with $417 million in the first six months of 2019. The company made cash contributions to its pension and postretirement benefit plans totaling $36 million during the first six months of 2020. Payments for restructuring actions, principally severance costs and expenses of real estate consolidation, used cash of $33 million during the first six months of 2020.
During the first six months of 2020, the company’s investing activities used $519 million of cash, principally for the purchase of property, plant and equipment.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Liquidity and Capital Resources (continued)
The company’s financing activities provided $1.80 billion of cash during the first six months of 2020. Issuance of senior notes provided cash of $3.46 billion. The company’s financing activities also included the repurchase of $1.50 billion of the company's common stock and the payment of $163 million in cash dividends, offset in part by $125 million of net proceeds from employee stock option exercises. On November 8, 2019, the Board of Directors authorized the repurchase of up to $2.50 billion of the company’s common stock. At July 31, 2020, authorization remained for $1.00 billion of future repurchases of the company’s common stock.
The company's commitments for purchases of property, plant and equipment, contractual obligations and other commercial commitments did not change materially between December 31, 2019 and June 27, 2020 except for the agreement to acquire QIAGEN, discussed in Note 2 and the long-term lease with CSL Limited discussed in Note 8. The company expects that for all of 2020, expenditures for property, plant and equipment, net of disposals, will be between $1.3 billion and $1.4 billion.
In July 2020, in connection with the amended offer to acquire QIAGEN, the company transferred $1.75 billion of cash to a restricted cash account where it will be held pending use of it for payment of the acquisition consideration.
As of June 27, 2020, the company’s short-term debt totaled $675 million, consisting principally of senior notes due in August 2020. The company has a revolving credit facility with a bank group that provides up to $2.5 billion of unsecured multi-currency revolving credit. If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of June 27, 2020, no borrowings were outstanding under the company’s revolving credit facility, although available capacity was reduced by approximately $68 million as a result of outstanding letters of credit.
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
The company believes that its existing cash and cash equivalents of $5.82 billion as of June 27, 2020 and its future cash flow from operations together with available borrowing capacity under its revolving credit agreement, term loan agreement and bridge loan agreement will be sufficient to meet the cash requirements of funding of the QIAGEN acquisition and the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months.
First Six Months of 2019
Cash provided by operating activities was $1.94 billion during the first six months of 2019. Cash provided by income was offset in part by investments in working capital. Increases in inventories used cash of $273 million primarily to support growth in sales. Changes in other assets and other liabilities provided cash of $140 million primarily due to the timing of customer billings. Cash payments for income taxes totaled $417 million. The company made cash contributions to its pension and postretirement benefit plans totaling $34 million during the first six months of 2019. Payments for restructuring actions, principally severance costs and expenses of real estate consolidation, used cash of $34 million during the first six months of 2019.
During the first six months of 2019, the company’s investing activities used $950 million of cash. Acquisitions used cash of $1.69 billion. Proceeds from the sale of the Anatomical Pathology business provided $1.13 billion. The company's investing activities also included the purchase of $421 million of property, plant and equipment.
The company’s financing activities used $735 million of cash during the first six months of 2019. The company’s financing activities included the repurchase of $750 million of the company’s common stock and the payment of $144 million in cash dividends, offset in part by $122 million of net proceeds from employee stock option exercises. A net increase in commercial paper obligations provided cash of $40 million.

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
Changes in Internal Control over Financial Reporting
There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended June 27, 2020, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

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

We are subject to risks associated with public health crises and epidemics/pandemics, such as the COVID-19 pandemic. Our global operations expose us to risks associated with public health crises and epidemics/pandemics, such as the novel strain of coronavirus (COVID-19) that has spread globally. The global spread of COVID-19 has created significant volatility, uncertainty and worldwide economic disruption. It is likely that the pandemic will cause an economic slowdown of potentially extended duration, and it is possible that it could cause a global recession.
COVID-19 is having, and will continue to have, an adverse impact on certain of our operations, supply chains and distribution systems, including as a result of impacts associated with preventive and precautionary measures that we, other businesses and governments are taking. Due to these impacts and measures, we have experienced, and will continue to experience, significant and unpredictable reductions or increases in demand for certain of our products. Many employers in the United States and Europe are continuing to require their employees to work from home or not go into their offices. If the pandemic continues and conditions worsen, we will continue to experience a decline in sales activities and customer orders in certain of our businesses, and it remains uncertain what impact these declines will have on future sales and customer orders once conditions begin to improve. In addition to existing travel restrictions, countries may continue to close or decline to reopen borders, impose prolonged quarantines, and further restrict travel, which would significantly impact our ability to support our sites and customers in those locations and the ability of our employees to get to their places of work to produce products, or significantly hamper our products from moving through the supply chain. As a result, COVID-19 will materially adversely affect revenue growth in certain of our businesses, and it is uncertain how materially COVID-19 will affect our global operations generally if these impacts persist or worsen over an extended period of time. The extent and duration of the impacts are uncertain and dependent in part on customers returning to work and economic activity ramping up.
The company has mobilized to support the COVID-19 response with products and services that help diagnose the virus as well as assisting customers to develop potential therapeutics and vaccines used to protect from the virus. Our ability to continue to manufacture products is highly dependent on our ability to maintain the safety and health of our factory employees. The ability of our employees to work may be significantly impacted by individuals contracting or being exposed to COVID-19. While we are following the requirements of governmental authorities and taking preventative and protective measures to prioritize the safety of our employees, these measures may not be successful, and we may be required to temporarily close facilities or take other measures. While we are staying in close communication with our sites, employees, customers and suppliers and acting to mitigate the impact of this dynamic and evolving situation, the duration and extent of the effect of COVID-19 on the company is not determinable.

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

In addition, several of the company’s businesses have had an increase in revenue due to sales of products addressing diagnosis and treatment of COVID-19. While these positive impacts are expected to continue into the third quarter of 2020, the duration and extent of future revenues from such sales are uncertain and dependent primarily on customer testing demand.
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
Our business is affected by general economic conditions and related uncertainties affecting markets in which we operate. Our business is affected by general economic conditions, both inside and outside the U.S. If the global economy and financial markets, or economic conditions in Europe, the U.S. or other key markets, continue to be unstable (including as a result of the COVID-19 pandemic), it could adversely affect the business, results of operations and financial condition of the company and its customers, distributors, and suppliers, having the effect of
•reducing demand for some of our products;
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

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

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
Economic, political, foreign currency and other risks associated with international sales and operations could adversely affect our results of operations. International markets contribute a substantial portion of our revenues, and we intend to continue expanding our presence in these regions. The exposure to fluctuations in currency exchange rates takes on different forms. International revenues and costs are subject to the risk that fluctuations in exchange rates could adversely affect our reported revenues and profitability when translated into U.S. dollars for financial reporting purposes. These fluctuations could also adversely affect the demand for products and services provided by us. As a multinational corporation, our businesses occasionally invoice third-party customers in currencies other than the one in which they primarily do business (the “functional currency”). Movements in the invoiced currency relative to the functional currency could adversely impact our cash flows and our results of operations. As our international sales grow, exposure to fluctuations in currency exchange rates could have a larger effect on our financial results. In the first six months of 2020, currency translation had an unfavorable effect of $147 million on revenues due to the strengthening of the U.S. dollar relative to other currencies in which the company sells products and services.
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
Moreover, we have acquired many companies and businesses. As a result of these acquisitions, we recorded significant goodwill and indefinite-lived intangible assets (primarily tradenames) on our balance sheet, which amount to approximately $25.70 billion and $1.25 billion, respectively, as of June 27, 2020. In addition, we have definite-lived intangible assets totaling $11.92 billion as of June 27, 2020. We assess the realizability of goodwill and indefinite-lived intangible assets annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. We assess the realizability of definite-lived intangible assets whenever events or changes in circumstances indicate that these assets may be impaired. These events or circumstances would generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and intangible assets will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill and intangible assets, we may be required to incur material charges relating to the impairment of those assets.
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

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

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
Natural disasters, public health crises, political crises, and other catastrophic events or other events outside of our control may disrupt our facilities or the facilities of third parties on which we depend, and could impact customer

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

spending. We have significant operations in California, near major earthquake faults, which make us susceptible to earthquake risk. An earthquake or other natural disaster such as a fire or hurricane or power shortages or outages could disrupt our operations or impair our critical systems. Any of these disruptions or other events outside of our control, such as strikes or other labor unrest, could have an adverse effect on our results of operations. In addition, if any of our facilities, including our manufacturing or warehouse facilities, or the facilities of our suppliers, third-party service providers, or customers, is affected by natural disasters, such as earthquakes, tsunamis, power shortages or outages, floods or monsoons, public health crises, such as pandemics and epidemics, political crises, such as terrorism, war, political instability or other conflict, or other events outside of our control, such as strikes or other labor unrest, our results of operations could be adversely affected. Moreover, these types of events could negatively impact customer spending in the impacted regions or depending upon the severity, globally, which could also adversely impact our operating results. For example, as described above, the COVID-19 pandemic has impacted and could have a material adverse effect on our business and results of operations.
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
Our reliance upon sole or limited sources of supply for certain materials or components could cause production interruptions, delays and inefficiencies. Some of our businesses purchase certain materials from sole or limited source suppliers for reasons of quality assurance, regulatory requirements, cost effectiveness, availability or uniqueness of design. If these or other suppliers encounter financial, operating or other difficulties or if our relationship with them changes, we might not be able to quickly establish or qualify replacement sources of supply. The supply chains for our businesses could also be disrupted by supplier capacity constraints, bankruptcy or exiting of the business for other reasons, decreased availability of key raw materials or commodities and external events such as natural disasters, pandemic health issues such as COVID-19, war, terrorist actions, governmental actions and legislative or regulatory changes. Any of these factors could result in production interruptions, delays, extended lead times and inefficiencies.
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
We have outstanding debt, and our debt will increase as a result of additional debt we expect to incur to finance the QIAGEN acquisition. Our existing and future indebtedness may restrict our investment opportunities or limit our activities and negatively impact our credit ratings. As of June 27, 2020, we had approximately $21.31 billion in outstanding indebtedness. In addition, we have availability to borrow under a revolving credit facility that provides for up to $2.5 billion of unsecured multi-currency revolving credit. We expect to incur additional indebtedness to fund a portion of the purchase price of the QIAGEN acquisition. We may also obtain additional long-term debt and lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.
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
Additionally, the agreements governing our debt require that we maintain certain financial ratios, and contain affirmative and negative covenants that restrict our activities by, among other limitations, limiting our ability to incur additional indebtedness, merge or consolidate with other entities, make investments, create liens, sell assets and enter into transactions with affiliates. The covenants in the Facility include a Consolidated Leverage Ratio (net debt-to-Consolidated EBITDA) and a Consolidated Interest Coverage Ratio (Consolidated EBITDA to Consolidated Interest Expense), as such terms are defined in the Facility. Specifically, the company has agreed that, so long as any lender has any commitment under the Facility, any letter of credit is outstanding under the Facility, or any loan or other obligation is outstanding under the Facility, it will maintain a maximum Consolidated Leverage Ratio of 5.0:1.0, with such ratio stepping down to 4.0 to 1.0 for the two consecutive fiscal quarters starting on the earlier of (a) the last day of the first fiscal quarter of 2022 and (b) the third full fiscal quarter ending after the QIAGEN acquisition closing date, and then stepping down to 3.5 to 1.0 for each fiscal quarter ending thereafter. The company has also agreed that so long as any lender has any commitment under the Facility or any letter of credit is outstanding under the Facility, or any loan or other obligation is outstanding under the Facility, it will maintain a minimum Consolidated Interest Coverage Ratio of 3.0:1.0 as of the last day of any fiscal quarter.
Our ability to comply with these financial restrictions and covenants is dependent on our future performance, which is subject to prevailing economic conditions and other factors, including factors that are beyond our control such as the impact of public health epidemics/pandemics like COVID-19, foreign exchange rates and interest rates. Our failure to comply with any of these restrictions or covenants may result in an event of default under the applicable debt instrument, which could permit acceleration of the debt under that instrument and require us to prepay that debt before its scheduled due date. Also, an acceleration of the debt under certain of our debt instruments would trigger an event of default under other of our debt instruments.
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

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

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
There was no share repurchase activity for the company's second quarter of 2020. On November 8, 2019, the Board of Directors authorized the repurchase of up to $2.50 billion of the company’s common stock. At June 27, 2020, $1.00 billion was available for future repurchases of the company’s common stock under this authorization.

Item 6. Exhibits

See Exhibit Index on page 48.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	July 31, 2020	THERMO FISHER SCIENTIFIC INC.

/s/ Stephen Williamson
Stephen Williamson
Senior Vice President and Chief Financial Officer

/s/ Peter E. Hornstra
Peter E. Hornstra
Vice President and Chief Accounting Officer

THERMO FISHER SCIENTIFIC INC.
EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1
Amendment No. 1 to the Business Combination Agreement, dated as of July 16, 2020, by and between Thermo Fisher Scientific, Inc. and QIAGEN N.V. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed July 16, 2020 [File No. 1-8002] and incorporated in this document by reference).

10.1	Thermo Fisher Scientific Inc. Amended and Restated 2005 Deferred Compensation Plan, effective January 1, 2020.*
10.2
Term Loan Credit Agreement, dated as of June 5, 2020, among Thermo Fisher Scientific Inc., each lender from time to time party thereto, and JPMorgan Chase Bank, N.A. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 11, 2020 [File No. 1-8002] and incorporated in this document by reference).

10.3
First Amendment to Bridge Credit Agreement, dated as of June 5, 2020, among Thermo Fisher Scientific Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 11, 2020 [File No. 1-8002] and incorporated in this document by reference).

10.4
Amendment No. 2 to Credit Agreement and Extension, dated as of June 5, 2020, among Thermo Fisher Scientific Inc., the lenders party thereto, and Bank of America, N.A. (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed June 11, 2020 [File No. 1-8002] and incorporated in this document by reference).

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