Form 10-Q
period 2020-09-26
THERMO FISHER SCIENTIFIC INC.
filed 2020-10-30
CIK 97745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended September 26, 2020 or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Large accelerated filer ☒                                               Accelerated filer ☐                                       Non-accelerated filer ☐
Smaller reporting company ☐                                      Emerging growth company  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of September 26, 2020, the Registrant had 396,335,191 shares of Common Stock outstanding.

THERMO FISHER SCIENTIFIC INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 26, 2020

THERMO FISHER SCIENTIFIC INC.
PART I    FINANCIAL INFORMATION
Item 1.    Financial Statements
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 26,	December 31,
(In millions except share and per share amounts)	2020	2019

Assets
Current Assets:
Cash and cash equivalents	$7,540	$2,399
Accounts receivable, less allowances of $117 and $102	5,186	4,349
Inventories	3,829	3,370
Contract assets, net	697	603
Other current assets	982	1,172

Total current assets	18,234	11,893

Property, Plant and Equipment, Net	5,180	4,749
Acquisition-related Intangible Assets, Net	12,870	14,014
Other Assets	1,995	2,011
Goodwill	25,782	25,714

Total Assets	$64,061	$58,381

Liabilities and Shareholders' Equity
Current Liabilities:
Short-term obligations and current maturities of long-term obligations	$2	$676
Accounts payable	1,703	1,920
Accrued payroll and employee benefits	1,538	1,010
Contract liabilities	1,047	916
Other accrued expenses	1,938	1,675

Total current liabilities	6,228	6,197

Deferred Income Taxes	1,528	2,192
Other Long-term Liabilities	3,390	3,241
Long-term Obligations	21,091	17,076

Shareholders' Equity:
Preferred stock, $100 par value, 50,000 shares authorized; none issued
Common stock, $1 par value, 1,200,000,000 shares authorized; 436,746,267 and 434,416,804 shares issued	437	434
Capital in excess of par value	15,467	15,064
Retained earnings	25,705	22,092
Treasury stock at cost, 40,411,076 and 35,676,421 shares	(6,815)	(5,236)
Accumulated other comprehensive items	(2,970)	(2,679)

Total shareholders' equity	31,824	29,675

Total Liabilities and Shareholders' Equity	$64,061	$58,381
The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
(In millions except per share amounts)	2020	2019	2020	2019

Revenues
Product revenues	$6,782	$4,798	$16,662	$14,345
Service revenues	1,739	1,474	5,006	4,368

Total revenues	8,521	6,272	21,668	18,713

Costs and Operating Expenses:
Cost of product revenues	3,001	2,471	7,732	7,363
Cost of service revenues	1,189	1,038	3,488	3,057
Selling, general and administrative expenses	1,592	1,539	4,853	4,632
Research and development expenses	296	247	805	741
Restructuring and other costs (income), net	17	31	67	(442)

Total costs and operating expenses	6,095	5,326	16,945	15,351

Operating Income	2,426	946	4,723	3,362
Interest Income	9	52	53	179
Interest Expense	(144)	(164)	(407)	(534)
Other (Expense) Income, Net	(39)	(12)	(36)	25

Income Before Income Taxes	2,252	822	4,333	3,032
Provision for Income Taxes	(319)	(62)	(456)	(338)

Net Income	$1,933	$760	$3,877	$2,694

Earnings per Share
Basic	$4.88	$1.89	$9.79	$6.73
Diluted	$4.84	$1.88	$9.71	$6.68

Weighted Average Shares
Basic	396	401	396	400
Diluted	399	404	399	403

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.
 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
(In millions)	2020	2019	2020	2019

Comprehensive Income
Net Income	$1,933	$760	$3,877	$2,694

Other Comprehensive Items:
Currency translation adjustment:
Currency translation adjustment (net of tax (benefit) provision of $(76), $77, $(71) and $92)	10	(91)	(244)	(222)
Reclassification adjustment for losses included in net income	—	30	—	30
Unrealized gains and losses on hedging instruments:
Unrealized losses on hedging instruments (net of tax benefit of $0, $12, $20 and $12)	—	(38)	(65)	(38)
Reclassification adjustment for losses included in net income (net of tax benefit of $2, $1, $4 and $3)	6	2	10	7
Pension and other postretirement benefit liability adjustments:
Pension and other postretirement benefit liability adjustments arising during the period (net of tax benefit (provision) of $1, $(2), $2 and $2)	(4)	2	(5)	(9)
Amortization of net loss included in net periodic pension cost (net of tax benefit of $1, $0, $4 and $2)	7	3	13	8

Total other comprehensive items	19	(92)	(291)	(224)

Comprehensive Income	$1,952	$668	$3,586	$2,470

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 26,	September 28,
(In millions)	2020	2019

Operating Activities
Net income	$3,877	$2,694

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	467	416
Amortization of acquisition-related intangible assets	1,256	1,285
Change in deferred income taxes	(496)	(356)
Gain on sales of businesses	—	(486)
Stock-based compensation	145	138
Other non-cash expenses, net	209	123
Changes in assets and liabilities, excluding the effects of acquisitions and disposition:
Accounts receivable	(858)	(321)
Inventories	(427)	(449)
Accounts payable	(220)	70
Contributions to retirement plans	(45)	(40)
Other	1,042	(14)

Net cash provided by operating activities	4,950	3,060

Investing Activities
Acquisitions, net of cash acquired	(3)	(1,687)
Proceeds from sale of business, net of cash divested	—	1,128
Purchase of property, plant and equipment	(888)	(637)
Proceeds from sale of property, plant and equipment	7	18
Other investing activities, net	—	30

Net cash used in investing activities	(884)	(1,148)

Financing Activities
Net proceeds from issuance of debt	3,464	—
Repayment of debt	(712)	(1,702)
Proceeds from issuance of commercial paper	383	2,581
Repayments of commercial paper	(387)	(2,578)
Purchases of company common stock	(1,500)	(750)
Dividends paid	(250)	(221)
Net proceeds from issuance of company common stock under employee stock plans	156	115
Other financing activities, net	(146)	(49)

Net cash provided by (used in) financing activities	1,008	(2,604)

Exchange Rate Effect on Cash	74	(120)

Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	5,148	(812)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	2,422	2,117

Cash, Cash Equivalents and Restricted Cash at End of Period	$7,570	$1,305
The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Total Shareholders' Equity
(In millions)	Shares	Amount			Shares	Amount

	Three Months Ended September 26, 2020
Balance at June 27, 2020	436	$436	$15,334	$23,860	40	$(6,766)	$(2,989)	$29,875
Issuance of shares under employees' and directors' stock plans	1	1	81	—	—	(49)	—	33
Stock-based compensation	—	—	52	—	—	—	—	52
Dividends declared ($0.22 per share)	—	—	—	(88)	—	—	—	(88)
Net income	—	—	—	1,933	—	—	—	1,933
Other comprehensive items	—	—	—	—	—	—	19	19
Balance at September 26, 2020	437	$437	$15,467	$25,705	40	$(6,815)	$(2,970)	$31,824

	Three Months Ended September 28, 2019
Balance at June 29, 2019	433	$433	$14,887	$20,482	33	$(4,443)	$(2,630)	$28,729
Issuance of shares under employees' and directors' stock plans	1	1	35	—	—	(43)	—	(7)
Stock-based compensation	—	—	42	—	—	—	—	42
Dividends declared ($0.19 per share)	—	—	—	(77)	—	—	—	(77)
Net income	—	—	—	760	—	—	—	760
Other comprehensive items	—	—	—	—	—	—	(92)	(92)
Balance at September 28, 2019	434	$434	$14,964	$21,165	33	$(4,486)	$(2,722)	$29,355

	Nine Months Ended September 26, 2020
Balance at December 31, 2019	434	$434	$15,064	$22,092	36	$(5,236)	$(2,679)	$29,675
Cumulative effect of accounting change	—	—	—	(1)	—	—	—	(1)
Issuance of shares under employees' and directors' stock plans	3	3	258	—	—	(79)	—	182
Stock-based compensation	—	—	145	—	—	—	—	145
Purchases of company common stock	—	—	—	—	4	(1,500)	—	(1,500)
Dividends declared ($0.66 per share)	—	—	—	(263)	—	—	—	(263)
Net income	—	—	—	3,877	—	—	—	3,877
Other comprehensive items	—	—	—	—	—	—	(291)	(291)
Balance at September 26, 2020	437	$437	$15,467	$25,705	40	$(6,815)	$(2,970)	$31,824

	Nine Months Ended September 28, 2019
Balance at December 31, 2018	432	$432	$14,621	$18,696	29	$(3,665)	$(2,498)	$27,586
Cumulative effect of accounting changes	—	—	—	4	—	—	—	4
Issuance of shares under employees' and directors' stock plans	2	2	205	—	1	(71)	—	136
Stock-based compensation	—	—	138	—	—	—	—	138
Purchases of company common stock	—	—	—	—	3	(750)	—	(750)
Dividends declared ($0.57 per share)	—	—	—	(229)	—	—	—	(229)
Net income	—	—	—	2,694	—	—	—	2,694
Other comprehensive items	—	—	—	—	—	—	(224)	(224)
Balance at September 28, 2019	434	$434	$14,964	$21,165	33	$(4,486)	$(2,722)	$29,355

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
Interim Financial Statements
The interim consolidated financial statements presented herein have been prepared by the company, are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at September 26, 2020, the results of operations for the three- and nine-month periods ended September 26, 2020 and September 28, 2019, and the cash flows for the nine-month periods ended September 26, 2020 and September 28, 2019. Interim results are not necessarily indicative of results for a full year.
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
Note 1 to the consolidated financial statements for 2019 describes the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no material changes in the company’s significant accounting policies during the nine months ended September 26, 2020.
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
The changes in the allowance for doubtful accounts are as follows:

	Nine Months Ended
	September 26,	September 28,
(In millions)	2020	2019

Balance at Beginning of Year	$102	$117
Cumulative effect of accounting change	1	—
Provision charged to expense	39	19
Accounts written off	(25)	(26)
Acquisitions, currency translation and other	—	(4)

Balance at End of Period	$117	$106
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

	September 26,	December 31,
(In millions)	2020	2019

Current Contract Assets, Net	$697	$603
Noncurrent Contract Assets, Net	11	17
Current Contract Liabilities	1,047	916
Noncurrent Contract Liabilities	674	594
In the three and nine months ended September 26, 2020, the company recognized revenues of $142 million and $773 million, respectively, that were included in the contract liabilities balance at December 31, 2019.
Warranty Obligations
The liability for warranties is included in other accrued expenses in the accompanying balance sheet. The changes in the carrying amount of standard product warranty obligations are as follows:

	Nine Months Ended
	September 26,	September 28,
(In millions)	2020	2019

Balance at Beginning of Year	$93	$92
Provision charged to expense	74	80
Usage	(76)	(83)
Adjustments to previously provided warranties, net	(2)	(1)
Currency translation	—	(2)

Balance at End of Period	$89	$86
Inventories
The components of inventories are as follows:

	September 26,	December 31,
(In millions)	2020	2019

Raw Materials	$1,247	$971
Work in Process	558	517
Finished Goods	2,024	1,882

Inventories	$3,829	$3,370
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
The company’s estimates include, among others, asset reserve requirements as well as the amounts of future cash flows associated with certain assets and businesses that are used in assessing the risk of impairment. Risks and uncertainties associated with the ongoing COVID-19 global pandemic have and will continue to materially adversely affect certain of the company’s businesses, particularly in the Analytical Instruments segment and, to a lesser extent, in some businesses within the other three segments, through at least the fourth quarter of 2020. The extent and duration of such impacts are uncertain and may require changes to estimates. Actual results could differ from those estimates.

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
Terminated Acquisition
As previously announced, on March 3, 2020, the company entered into a purchase agreement to acquire all of the issued and outstanding shares of QIAGEN N.V. (“QIAGEN”). Following a determination that the number of shares tendered by QIAGEN shareholders did not meet the minimum amount required for the transaction to proceed, on August 13, 2020, the company delivered to QIAGEN a written notice terminating the purchase agreement in accordance with the terms of the agreement. In connection with the termination, QIAGEN paid to the company an expense reimbursement payment of $95 million in cash which has been recorded as a reduction of selling, general and administrative expenses.
Disposition
On June 28, 2019, the company sold its Anatomical Pathology business to PHC Holdings Corporation for $1.13 billion, net of cash divested. The business was part of the Specialty Diagnostics segment. The sale of this business resulted in a pre-tax gain of approximately $482 million in 2019, included in restructuring and other costs (income), net. Revenues in 2019, through the date of sale, of the business sold were approximately $115 million, net of retained sales through the company's healthcare market channel business.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3.    Revenues
Disaggregated Revenues
Revenues by type are as follows:

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
(In millions)	2020	2019	2020	2019

Revenues
Consumables	4,956	3,228	$12,214	$9,726
Instruments	1,826	1,570	4,448	4,619
Services	1,739	1,474	5,006	4,368

Consolidated revenues	$8,521	$6,272	$21,668	$18,713
Revenues by geographic region are as follows:

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
(In millions)	2020	2019	2020	2019

Revenues (a)
North America	$4,587	$3,220	$11,418	$9,509
Europe	2,032	1,514	5,464	4,569
Asia-Pacific	1,607	1,349	4,054	4,080
Other regions	295	189	732	555

Consolidated revenues	$8,521	$6,272	$21,668	$18,713
(a)Revenues are attributed to regions based on customer location.
Each reportable segment earns revenues from consumables, instruments and services in North America, Europe, Asia-Pacific and other regions. See Note 4 for revenues by reportable segment and other geographic data.
Remaining Performance Obligations
The aggregate amount of the transaction price allocated to the remaining performance obligations for all open customer contracts as of September 26, 2020 was $11.16 billion. The company will recognize revenues for these performance obligations as they are satisfied, approximately 72% of which is expected to occur within the next twelve months.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 4.    Business Segment and Geographical Information
Business Segment Information

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
(In millions)	2020	2019	2020	2019

Revenues
Life Sciences Solutions	$3,424	$1,701	$7,800	$5,018
Analytical Instruments	1,336	1,358	3,488	4,004
Specialty Diagnostics	1,430	879	3,376	2,779
Laboratory Products and Services	3,112	2,619	8,629	7,765
Eliminations	(781)	(285)	(1,625)	(853)

Consolidated revenues	8,521	6,272	21,668	18,713

Segment Income (a)
Life Sciences Solutions	1,879	586	3,788	1,756
Analytical Instruments	171	311	477	879
Specialty Diagnostics	398	223	848	707
Laboratory Products and Services	355	303	931	933

Subtotal reportable segments (a)	2,803	1,423	6,044	4,275

Cost of revenues charges, net	(1)	(5)	(5)	(16)
Selling, general and administrative credits (charges), net	55	(7)	7	(54)
Restructuring and other (costs) income, net	(17)	(31)	(67)	442
Amortization of acquisition-related intangible assets	(414)	(434)	(1,256)	(1,285)

Consolidated operating income	2,426	946	4,723	3,362
Interest income (b)	9	52	53	179
Interest expense (b)	(144)	(164)	(407)	(534)
Other (expense) income, net (b)	(39)	(12)	(36)	25

Income before income taxes	$2,252	$822	$4,333	$3,032
(a)Represents operating income before certain charges to cost of revenues and selling, general and administrative expenses; restructuring and other costs/income, net; and amortization of acquisition-related intangibles.
(b)The company does not allocate interest or other expense/income, net to its segments.
Geographical Information

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
(In millions)	2020	2019	2020	2019

Revenues (c)
United States	$4,428	$3,096	$10,981	$9,117
China	828	694	1,886	2,072
Other	3,265	2,482	8,801	7,524

Consolidated revenues	$8,521	$6,272	$21,668	$18,713
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 5.    Income Taxes
The provision for income taxes in the accompanying statement of income differs from the provision calculated by applying the statutory federal income tax rate to income before provision for income taxes due to the following:

	Nine Months Ended
	September 26,	September 28,
(In millions)	2020	2019

Statutory Federal Income Tax Rate	21%	21%

Provision for Income Taxes at Statutory Rate	$910	$637

Increases (Decreases) Resulting From:
Foreign rate differential	(132)	(172)
Foreign exchange loss on inter-company debt refinancing	—	(62)
Income tax credits	(333)	(242)
Global intangible low-taxed income	210	160
Foreign-derived intangible income	(53)	(68)
Excess tax benefits from stock options and restricted stock units	(94)	(68)
Basis difference on disposal of business	—	72
Other, net	(52)	81

Provision for Income Taxes	$456	$338
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
Unrecognized Tax Benefits
As of September 26, 2020, the company had $1.51 billion of unrecognized tax benefits substantially all of which, if recognized, would reduce the effective tax rate.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(In millions)	2020

Balance at Beginning of Year	$1,552
Additions for tax positions of current year	6
Reductions for tax positions of prior years	(38)
Settlements	(7)

Balance at End of Period	$1,513

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 6.    Earnings per Share

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
(In millions except per share amounts)	2020	2019	2020	2019

Net Income	$1,933	$760	$3,877	$2,694

Basic Weighted Average Shares	396	401	396	400
Plus Effect of: Stock options and restricted units	3	3	3	3

Diluted Weighted Average Shares	399	404	399	403

Basic Earnings per Share	$4.88	$1.89	$9.79	$6.73

Diluted Earnings per Share	$4.84	$1.88	$9.71	$6.68

Antidilutive Stock Options Excluded from Diluted Weighted Average Shares	—	1	1	1

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 7.    Debt and Other Financing Arrangements

	Effective Interest Rate at September 26,	September 26,	December 31,
(Dollars in millions)	2020	2020	2019

Floating Rate 2-Year Senior Notes, Due 8/7/2020 (euro-denominated)		$—	$673
2.15% 7-Year Senior Notes, Due 7/21/2022 (euro-denominated)	2.28%	582	561
3.00% 7-Year Senior Notes, Due 4/15/2023	1.73%	1,000	1,000
4.15% 10-Year Senior Notes, Due 2/1/2024	4.16%	1,000	1,000
0.75% 8-Year Senior Notes, Due 9/12/2024 (euro-denominated)	0.94%	1,163	1,121
0.125% 5.5-Year Senior Notes, Due 3/1/2025 (euro-denominated)	0.41%	930	897
4.133% 5-Year Senior Notes, Due 3/25/2025	4.32%	1,100	—
2.00% 10-Year Senior Notes, Due 4/15/2025 (euro-denominated)	2.10%	744	717
3.65% 10-Year Senior Notes, Due 12/15/2025	3.77%	350	350
1.40% 8.5-Year Senior Notes, Due 1/23/2026 (euro-denominated)	1.53%	814	785
2.95% 10-Year Senior Notes, Due 9/19/2026	3.19%	1,200	1,200
1.45% 10-Year Senior Notes, Due 3/16/2027 (euro-denominated)	1.66%	582	561
1.75% 7-Year Senior Notes, Due 4/15/2027 (euro-denominated)	1.97%	698	—
3.20% 10-Year Senior Notes, Due 8/15/2027	3.39%	750	750
0.50% 8.5-Year Senior Notes, Due 3/1/2028 (euro-denominated)	0.78%	930	897
1.375% 12-Year Senior Notes, Due 9/12/2028 (euro-denominated)	1.46%	698	673
1.95% 12-Year Senior Notes, Due 7/24/2029 (euro-denominated)	2.08%	814	785
2.60% 10-Year Senior Notes, Due 10/1/2029	2.74%	900	900
4.497% 10-Year Senior Notes, Due 3/25/2030	5.31%	1,100	—
0.875% 12-Year Senior Notes, Due 10/1/2031 (euro-denominated)	1.14%	1,047	1,009
2.375% 12-Year Senior Notes, Due 4/15/2032 (euro-denominated)	2.55%	698	—
2.875% 20-Year Senior Notes, Due 7/24/2037 (euro-denominated)	2.94%	814	785
1.50% 20-Year Senior Notes, Due 10/1/2039 (euro-denominated)	1.73%	1,047	1,009
5.30% 30-Year Senior Notes, Due 2/1/2044	5.37%	400	400
4.10% 30-Year Senior Notes, Due 8/15/2047	4.23%	750	750
1.875% 30-Year Senior Notes, Due 10/1/2049 (euro-denominated)	1.99%	1,163	1,121
Other		8	16

Total Borrowings at Par Value		21,282	17,960
Fair Value Hedge Accounting Adjustments		30	(13)
Unamortized Discount, Net		(101)	(94)
Unamortized Debt Issuance Costs		(118)	(101)

Total Borrowings at Carrying Value		21,093	17,752
Less: Short-term Obligations and Current Maturities		2	676

Long-term Obligations		$21,091	$17,076
The effective interest rates for the fixed-rate debt include the stated interest on the notes, the accretion of any discount or amortization of any premium, the amortization of any debt issuance costs and, if applicable, adjustments related to hedging.
See Note 10 for fair value information pertaining to the company’s long-term obligations.
In connection with the termination of the agreement to acquire QIAGEN (Note 2), the company terminated the bridge and term loan commitments which had been available to fund the acquisition. The company had a cash outlay of $51 million in 2020 associated with obtaining the bridge and term loan commitments included in other financing activities, net, in the accompanying statement of cash flows. In 2020, other expense, net includes $81 million of costs for the terminated QIAGEN acquisition, primarily for loan commitment fees and entering into hedging contracts.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Credit Facilities
The company has a revolving credit facility, as amended, (the Facility) with a bank group that provides for up to $2.5 billion of unsecured multi-currency revolving credit. The Facility expires in July 2022. The revolving credit agreement calls for interest at either a LIBOR-based rate, a EURIBOR-based rate (for funds drawn in euro) or a rate based on the prime lending rate of the agent bank, at the company’s option. The agreement contains affirmative, negative and financial covenants, and events of default customary for facilities of this type. The covenants in the Facility include a Consolidated Leverage Ratio (net debt-to-Consolidated EBITDA) and a Consolidated Interest Coverage Ratio (Consolidated EBITDA to Consolidated Interest Expense), as such terms are defined in the Facility. Specifically, the company has agreed that, so long as any lender has any commitment under the Facility, any letter of credit is outstanding under the Facility, or any loan or other obligation is outstanding under the Facility, it will maintain a maximum Consolidated Leverage Ratio of 5.0:1.0, with such ratio stepping down to 4.0 to 1.0 for the two consecutive fiscal quarters starting on the last day of the first fiscal quarter of 2022 and then stepping down to 3.5 to 1.0 for each fiscal quarter ending thereafter. The company has also agreed that so long as any lender has any commitment under the Facility or any letter of credit is outstanding under the Facility, or any loan or other obligation is outstanding under the Facility, it will maintain a minimum Consolidated Interest Coverage Ratio of 3.0:1.0 as of the last day of any fiscal quarter. As of September 26, 2020, no borrowings were outstanding under the Facility, although available capacity was reduced by approximately $66 million as a result of outstanding letters of credit.
Commercial Paper Programs
The company has commercial paper programs pursuant to which it may issue and sell unsecured, short-term promissory notes (CP Notes). Under the U.S. program, a) maturities may not exceed 397 days from the date of issue and b) the CP Notes are issued on a private placement basis under customary terms in the commercial paper market and are not redeemable prior to maturity nor subject to voluntary prepayment. Under the euro program, maturities may not exceed 183 days and may be denominated in euro, U.S. dollars, Japanese yen, British pounds sterling, Swiss franc, Canadian dollars or other currencies. Under both programs, the CP Notes are issued at a discount from par (or premium to par, in the case of negative interest rates), or, alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. As of September 26, 2020, there were no outstanding borrowings under these programs.
Senior Notes
Interest is payable annually on the euro-denominated senior notes and semi-annually on all other senior notes. Each of the notes may be redeemed at a redemption price of 100% of the principal amount plus a specified make-whole premium and accrued interest. The company is subject to certain affirmative and negative covenants under the indentures governing the senior notes, the most restrictive of which limits the ability of the company to pledge principal properties as security under borrowing arrangements.
Interest Rate Swap Arrangements and related Cross-currency Interest Rate Swap Arrangements
The company has entered into LIBOR-based interest rate swap arrangements with various banks. The aggregate amounts of the swaps are equal to the principal amount of the notes and the payment dates of the swaps coincide with the interest payment dates of the note. The swap contracts provide for the company to pay a variable interest rate and receive a fixed rate. The variable interest rates reset monthly. The swaps have been accounted for as fair value hedges of the notes. See Note 10 for additional information on the interest rate swap arrangements and related cross-currency interest rate swap arrangements. The following table summarizes the outstanding interest rate swap arrangements on the company's senior notes at September 26, 2020:

	Aggregate Notional Amount		Pay Rate as of
(Dollars in millions)		Pay Rate	September 26, 2020	Receive Rate

3.00% Senior Notes due 2023 (a)	1,000	1-month LIBOR + 1.7640%	1.9164%	3.00%
(a) The payments on $900 million notional value of these interest rate swaps are offset in part by cross-currency interest rate swaps which effectively reduced the pay rate as of September 26, 2020 from 1.92% to a weighted average of 1.13%.
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 8.    Commitments and Contingencies
Environmental Matters
The company is currently involved in various stages of investigation and remediation related to environmental matters. The company cannot predict all potential costs related to environmental remediation matters and the possible impact on future operations given the uncertainties regarding the extent of the required cleanup, the complexity and interpretation of applicable laws and regulations, the varying costs of alternative cleanup methods and the extent of the company’s responsibility. Expenses for environmental remediation matters related to the costs of installing, operating and maintaining groundwater-treatment systems and other remedial activities related to historical environmental contamination at the company’s domestic and international facilities were not material in any period presented. The company records accruals for environmental remediation liabilities, based on current interpretations of environmental laws and regulations, when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. The company calculates estimates based upon several factors, including input from environmental specialists and management’s knowledge of and experience with these environmental matters. The company includes in these estimates potential costs for investigation, remediation and operation and maintenance of cleanup sites. At September 26, 2020, the company’s total environmental liability was approximately $70 million. While management believes the accruals for environmental remediation are adequate based on current estimates of remediation costs, the company may be subject to additional remedial or compliance costs due to future events such as changes in existing laws and regulations, changes in agency direction or enforcement policies, developments in remediation technologies or changes in the conduct of the company’s operations, which could have a material adverse effect on the company’s financial position, results of operations or cash flows.
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Intellectual Property Matters
On June 3, 2013, Unisone Strategic IP filed a complaint against Life Technologies, a subsidiary of the company, in the United States District Court for the Southern District of California alleging patent infringement by Life Technologies’ supply chain management system software, which operates with product “supply centers” installed at customer sites. Plaintiff sought damages for alleged willful infringement, attorneys’ fees, costs, and injunctive relief. On September 30, 2020, this matter was settled by payment of a nominal amount by the company.
Strategic Partnership and Long-term Lease
In May 2020, the company entered a strategic partnership with CSL Limited (CSL). Through a long-term lease agreement with CSL, the company will operate a new state-of-the-art biologics manufacturing facility in Lengnau, Switzerland, when construction is completed in mid-2021, to perform pharma services for CSL with capacity to serve other customers as well. The company made an initial lease payment of $50 million in the second quarter of 2020 (included within other assets in the accompanying balance sheet) and expects to make additional fixed lease payments aggregating to $555 million (excluding renewals) from 2021 to 2041, with additional amounts dependent on the extent of revenues from customers of the facility other than CSL.
Loss on Supply Agreement
The Analytical Instruments segment recorded a charge to cost of product revenues for $108 million in the third quarter of 2020 related to an existing supply contract for components of electron microscopy instruments. The agreement requires the company to make future minimum purchases through 2025. The company has developed and launched an alternative product beginning in 2020 and based on the expected demand for the internally developed product vs. the third-party product, the company does not expect to use all of the product it will be required to buy, resulting in a loss on the purchase commitment.

Note 9.    Comprehensive Income
Changes in each component of accumulated other comprehensive items, net of tax, are as follows:

(In millions)	Currency Translation Adjustment	Unrealized Losses on Hedging Instruments	Pension and Other Postretirement Benefit Liability Adjustment	Total

Balance at December 31, 2019	$(2,320)	$(71)	$(288)	$(2,679)
Other comprehensive items before reclassifications	(244)	(65)	(5)	(314)
Amounts reclassified from accumulated other comprehensive items	—	10	13	23

Net other comprehensive items	(244)	(55)	8	(291)

Balance at September 26, 2020	$(2,564)	$(126)	$(280)	$(2,970)

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 10.    Fair Value Measurements and Fair Value of Financial Instruments
Fair Value Measurements
The following tables present information about the company’s financial assets and liabilities measured at fair value on a recurring basis as of September 26, 2020 and December 31, 2019:

	September 26,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2020	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents	$6,021	$6,021	$—	$—
Investments in common stock, mutual funds and other similar instruments	22	22	—	—
Warrants	9	—	9	—
Insurance contracts	140	—	140	—
Derivative contracts	49	—	49	—

Total Assets	$6,241	$6,043	$198	$—

Liabilities
Derivative contracts	$68	$—	$68	$—
Contingent consideration	44	—	—	44

Total Liabilities	$112	$—	$68	$44

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2019	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents	$1,280	$1,280	$—	$—
Investments in common stock, mutual funds and other similar instruments	19	19	—	—
Warrants	6	—	6	—
Insurance contracts	131	—	131	—
Derivative contracts	37	—	37	—

Total Assets	$1,473	$1,299	$174	$—

Liabilities
Derivative contracts	$24	$—	$24	$—
Contingent consideration	55	—	—	55

Total Liabilities	$79	$—	$24	$55
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

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
(In millions)	2020	2019	2020	2019

Contingent Consideration
Beginning Balance	$53	$58	$55	$37
Acquisitions (including assumed balances)	—	—	—	24
Payments	(1)	(3)	(3)	(3)
Change in fair value included in earnings	(8)	—	(8)	(3)

Ending Balance	$44	$55	$44	$55
Derivative Contracts
The following table provides the aggregate notional value of outstanding derivative contracts.

	September 26,	December 31,
(In millions)	2020	2019

Notional Amount
Interest rate swaps - fair value hedges (described in Note 7)	$1,000	$1,000
Cross-currency interest rate swaps - designated as net investment hedges	900	900
Cross-currency interest rate swaps	1,000	—
Currency exchange contracts	3,893	2,846
While certain derivatives are subject to netting arrangements with counterparties, the company does not offset derivative assets and liabilities within the consolidated balance sheet. The following tables present the fair value of derivative instruments in the consolidated balance sheet and statement of income.

	Fair Value – Assets		Fair Value – Liabilities
	September 26,	December 31,	September 26,	December 31,
(In millions)	2020	2019	2020	2019

Derivatives Designated as Hedging Instruments
Interest rate swaps (a)	$30	$—	$—	$13
Cross-currency interest rate swaps (a)	9	33	5	—
Derivatives Not Designated as Hedging Instruments
Currency exchange contracts (b)	10	4	54	11
Cross-currency interest rate swaps (a)	—	—	9	—

Total Derivatives	$49	$37	$68	$24
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following amounts related to cumulative basis adjustments for fair value hedges were included in the consolidated balance sheet under the caption long-term obligations:

	Carrying Amount of the Hedged Liability		Cumulative Amount of Fair Value Hedging Adjustment - Increase (Decrease) Included in Carrying Amount of Liability
	September 26,	December 31,	September 26,	December 31,
(In millions)	2020	2019	2020	2019

Long-term Obligations	$1,024	$980	$30	$(13)

	Gain (Loss) Recognized
	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
(In millions)	2020	2019	2020	2019

Fair Value Hedging Relationships
Interest rate swaps
Hedged long-term obligations - included in other expense, net	$—	$(14)	$(43)	$(95)
Derivatives designated as hedging instruments - included in other expense, net	—	15	43	98
Derivatives Designated as Cash Flow Hedges
Interest rate swaps
Included in unrealized losses on hedging instruments within other comprehensive items	—	(50)	(85)	(50)
Amount reclassified from accumulated other comprehensive items to other expense, net	(8)	(3)	(14)	(10)
Financial Instruments Designated as Net Investment Hedges
Foreign currency-denominated debt
Included in currency translation adjustment within other comprehensive items	(295)	261	(276)	320
Cross-currency interest rate swaps
Included in currency translation adjustment within other comprehensive items	(30)	72	(30)	79
Included in other expense, net	2	13	9	41
Derivatives Not Designated as Hedging Instruments
Currency exchange contracts
Included in cost of product revenues	(2)	1	(2)	—
Included in other expense, net	51	43	7	49
Cross-currency interest rate swaps
Included in other expense, net	1	—	(9)	—
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
interest rate swaps, excluding interest accruals, are included in currency translation adjustment within other comprehensive items and shareholders’ equity.
The company also had $1 billion notional value of cross currency swaps which the company terminated in October 2020. These swaps were entered into in anticipation of using U.S. dollars to partially finance the euro purchase price of the terminated QIAGEN acquisition (Note 2). Gains and losses associated with these swaps were recorded in other expense, net.
See Note 1 to the consolidated financial statements for 2019 included in the company's Annual Report on Form 10-K and Note 7 herein for additional information on the company's risk management objectives and strategies.
Cash Flow Hedge Arrangements
In March 2020, the company entered into interest rate swap arrangements to mitigate the risk of interest rates rising prior to completion of future debt offerings. Based on the company's conclusion that the debt offerings are probable, the swaps hedge the cash flow risk for each of the interest payments on the planned fixed-rate debt issues. One of these hedges was terminated in March 2020, in connection with the debt offering completed in that month. The remaining hedges were terminated in July 2020. The aggregate fair value of the terminated hedges, net of tax, has been classified as a reduction to accumulated other comprehensive items and will be amortized to interest expense over the term of the related debt issuances. The company had cash outlays aggregating $85 million in 2020 associated with termination of the arrangements, included in other financing activities, net, in the accompanying statement of cash flows.
Fair Value of Other Financial Instruments
The carrying value and fair value of the company’s debt obligations are as follows:

	September 26, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
(In millions)	Value	Value	Value	Value

Debt Obligations:
Senior notes	$21,085	$23,415	$17,736	$18,650
Other	8	8	16	16

	$21,093	$23,423	$17,752	$18,666
The fair value of debt obligations was determined based on quoted market prices and on borrowing rates available to the company at the respective period ends which represent level 2 measurements.

Note 11.    Supplemental Cash Flow Information

	Nine Months Ended
	September 26,	September 28,
(In millions)	2020	2019

Non-cash Investing and Financing Activities
Declared but unpaid dividends	$88	$77
Issuance of stock upon vesting of restricted stock units	209	179

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Cash, cash equivalents and restricted cash is included in the consolidated balance sheet as follows:

	September 26,	December 31,
(In millions)	2020	2019

Cash and Cash Equivalents	$7,540	$2,399
Restricted Cash Included in Other Current Assets	29	21
Restricted Cash Included in Other Assets	1	2

Cash, Cash Equivalents and Restricted Cash	$7,570	$2,422
Amounts included in restricted cash represent funds held as collateral for bank guarantees and incoming cash in China awaiting government administrative clearance.

Note 12.    Restructuring and Other Costs (Income), Net
In the first nine months of 2020 the company recorded transaction/integration costs (including reimbursement thereof) related to recent/terminated acquisitions, continuing charges for headcount reductions and facility consolidations in an effort to streamline operations, and, to a lesser extent, impairment of acquired technology in development and non-cash charges for writedowns of fixed assets to estimated disposal value in connection with the consolidation of commercial production operations in the U.S. In the first nine months of 2020, severance actions associated with facility consolidations and cost reduction measures affected less than 1% of the company’s workforce.
As of October 30, 2020, the company has identified restructuring actions that will result in additional charges of approximately $45 million, primarily in 2020 and 2021, and expects to identify additional actions during 2020 which will be recorded when specified criteria are met, such as communication of benefit arrangements or when the costs have been incurred.
During the third quarter of 2020, the company recorded net restructuring and other costs (income) by segment as follows:

(In millions)	Cost of Revenues	Selling, General and Administrative Expenses	Restructuring and Other Costs, Net	Total

Life Sciences Solutions	$—	$(8)	$10	$2
Analytical Instruments	—	—	3	3
Specialty Diagnostics	—	(50)	2	(48)
Laboratory Products and Services	1	—	1	2
Corporate	—	3	1	4

	$1	$(55)	$17	$(37)
During the first nine months of 2020, the company recorded net restructuring and other costs (income) by segment as follows:

(In millions)	Cost of Revenues	Selling, General and Administrative Expenses	Restructuring and Other Costs, Net	Total

Life Sciences Solutions	$—	$(8)	$11	$3
Analytical Instruments	—	—	22	22
Specialty Diagnostics	—	(4)	8	4
Laboratory Products and Services	5	2	20	27
Corporate	—	3	6	9

	$5	$(7)	$67	$65

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The principal components of net restructuring and other costs (income) by segment are as follows:
Life Sciences Solutions
In the first nine months of 2020, the Life Sciences Solutions segment recorded $3 million of net restructuring and other charges. The segment recorded $11 million of restructuring and other costs, net, primarily charges for impairment of acquired technology in development. The segment also recorded $8 million of credits to selling, general, and administrative expense for changes in estimates of contingent acquisition consideration.
Analytical Instruments
In the first nine months of 2020, the Analytical Instruments segment recorded $22 million of net restructuring and other charges, primarily for employee severance associated with headcount reductions in Europe, China, and the U.S., and, to a lesser extent, abandoned facility costs.
Specialty Diagnostics
In the first nine months of 2020, the Specialty Diagnostics segment recorded $4 million of net restructuring and other charges, principally charges for third-party transaction costs (including reimbursement thereof) for a terminated acquisition.
Laboratory Products and Services
In the first nine months of 2020, the Laboratory Products and Services segment recorded $27 million of net restructuring and other charges, primarily for employee severance at businesses streamlining operations and for writedowns of fixed assets to estimated disposal value in connection with the consolidation of commercial production operations in the U.S.
Corporate
In the first nine months of 2020, the company recorded $9 million of net restructuring and other costs for severance at its corporate operations and, to a lesser extent, charges to selling, general, and administrative expense for product liability litigation.
The following table summarizes the changes in the company’s accrued restructuring balance. Other amounts reported as restructuring and other costs, net, in the accompanying statement of income have been summarized in the notes to the table. Accrued restructuring costs are included in other accrued expenses in the accompanying balance sheet.

(In millions)	Total (a)
Balance at December 31, 2019	$34
Net restructuring charges incurred in 2020 (b)	43
Payments	(46)
Currency translation	1
Balance at September 26, 2020	$32
(a)The movements in the restructuring liability principally consist of severance and other costs such as relocation and moving expenses associated with facility consolidations, as well as employee retention costs which are accrued ratably over the period through which employees must work to qualify for a payment.
(b)Excludes $24 million of charges for impairment of acquired technology in development, fixed asset writedowns and costs associated with environmental remediation at abandoned / previously owned facilities.
The company expects to pay accrued restructuring costs primarily through 2021.

THERMO FISHER SCIENTIFIC INC.
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934 are made throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, including without limitation statements regarding: projections of revenues, expenses, earnings, margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position; cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions or divestitures; growth, declines and other trends in markets we sell into; new or modified laws, regulations and accounting pronouncements; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; general economic and capital markets conditions; the timing of any of the foregoing; assumptions underlying any of the foregoing; the expected impact of the COVID-19 pandemic on the company’s business; and any other statements that address events or developments that Thermo Fisher intends or believes will or may occur in the future. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words. While the company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the company’s estimates change, and readers should not rely on those forward-looking statements as representing the company’s views as of any date subsequent to the date of the filing of this Quarterly Report.
Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are set forth under the caption “Risk Factors” in the company’s Annual Report on Form 10-K for the year ended December 31, 2019 (which is on file with the SEC), as updated i) by the company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2020 (which is on file with the SEC), and ii) under the heading “Risk Factors” in Part II, Item 1A of this report on Form 10-Q. Important factors that could cause actual results to differ materially from those indicated by forward-looking statements include risks and uncertainties relating to: the duration and severity of the COVID-19 pandemic; the need to develop new products and adapt to significant technological change; implementation of strategies for improving growth; general economic conditions and related uncertainties, dependence on customers' capital spending policies and government funding policies; the effect of economic and political conditions and exchange rate fluctuations on international operations; use and protection of intellectual property; the effect of changes in governmental regulations; and the effect of laws and regulations governing government contracts, as well as the possibility that expected benefits related to recent or pending acquisitions may not materialize as expected.

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
The company has mobilized to support the global novel strain of coronavirus (COVID-19) response with products and services that help analyze, diagnose and protect from the virus. However, as the pandemic spread from China to countries worldwide, the company saw a significant reduction in customer activity in several businesses by late March and continuing into the fourth quarter of 2020 that will materially adversely affect primarily the results of the Analytical Instruments segment and, to a lesser extent, some businesses within the company’s other three segments, at least through the fourth quarter of 2020. The extent and duration of the negative impacts are uncertain and dependent in part on customers continuing to return to work and economic activity ramping up. The company believes the impacted businesses’ long-term prospects remain excellent given the company’s attractive markets served, its industry-leading position and proven growth strategy. Several of the company’s businesses have had a significant increase in revenues due to sales of product and services addressing diagnosis and treatment of COVID-19, including test kits and, to a lesser extent, products and services for therapy and vaccine development and manufacturing. While these positive impacts are expected to continue into the fourth quarter of 2020, the duration and extent of future revenues from such sales are uncertain and dependent primarily on customer testing demand.

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

Overview of Results of Operations and Liquidity

	Three Months Ended				Nine Months Ended
	September 26,		September 28,		September 26,		September 28,
(Dollars in millions)	2020		2019		2020		2019

Revenues
Life Sciences Solutions	$3,424	40.2%	$1,701	27.1%	$7,800	36.0%	$5,018	26.8%
Analytical Instruments	1,336	15.7%	1,358	21.7%	3,488	16.1%	4,004	21.4%
Specialty Diagnostics	1,430	16.8%	879	14.0%	3,376	15.6%	2,779	14.9%
Laboratory Products and Services	3,112	36.5%	2,619	41.8%	8,629	39.8%	7,765	41.5%
Eliminations	(781)	(9.2)%	(285)	(4.6)%	(1,625)	(7.5)%	(853)	(4.6)%

	$8,521	100%	$6,272	100%	$21,668	100%	$18,713	100%
Sales in the third quarter of 2020 were $8.52 billion, an increase of $2.25 billion from 2019. The favorable effects of currency translation resulted in an increase in revenues of $80 million in the third quarter of 2020. Sales increased $32 million due to an acquisition. Aside from the effects of currency translation and acquisitions, revenues increased $2.14 billion (34%) primarily due to increased demand in the quarter compared to the 2019 quarter. Sales were particularly strong in diagnostic and healthcare markets, primarily due to demand for products supporting customers diagnosing the COVID-19 virus, as well as to customers in pharma and biotech markets where demand was strong for products and services and pandemic-related demand for therapies and vaccines also contributed to growth. Sales to academic and government customers grew modestly. Sales to customers in industrial markets decreased primarily due to lower demand from weakened economic conditions related to COVID-19. Sales growth was strong in each of the company’s primary geographic areas during the third quarter of 2020.
In the third quarter of 2020, total company operating income and operating income margin were $2.43 billion and 28.5%, respectively, compared with $0.95 billion and 15.1%, respectively, in 2019. The increase in operating income was primarily due to profit on higher sales and, to a lesser extent, sales mix, offset in part by strategic growth investments in 2020. The company’s references to strategic growth investments generally refer to targeted spending for enhancing commercial capabilities, including expansion of geographic sales reach and e-commerce platforms, marketing initiatives, expanded service and operational infrastructure, focused research projects and other expenditures to enhance the customer experience, as well as incentive compensation and recognition for employees. The company’s references throughout this discussion to productivity improvements generally refer to improved cost efficiencies from its Practical Process Improvement (PPI) business system, reduced costs resulting from global sourcing initiatives, a lower cost structure following restructuring actions, including headcount reductions and consolidation of facilities, and low cost region manufacturing. Productivity improvements are calculated net of inflationary cost increases.
The company's effective tax rate was 14.2% for the third quarter of 2020. The company expects its effective tax rate for all of 2020 will be between 10% and 12% based on currently forecasted rates of profitability in the countries in which the company conducts business and expected generation of foreign tax credits. Due primarily to the non-deductibility of intangible asset amortization for tax purposes, the company’s cash payments for income taxes are higher than its income tax expense for

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Overview of Results of Operations and Liquidity (continued)
financial reporting purposes and are expected to total $1.20 to $1.23 billion in 2020. In the third quarter of 2019, the company’s effective tax rate was 7.6%.
Net income increased to $1.93 billion in the third quarter of 2020 from $0.76 billion in the third quarter of 2019, primarily due to the increase in operating income in the 2020 period (discussed above), offset in part by the increase in the income tax provision.
During the first nine months of 2020, the company’s cash flow from operations totaled $4.95 billion compared with $3.06 billion for 2019. The increase primarily resulted from higher cash provided by income and, to a lesser extent, lower investment in working capital in 2020.
As of September 26, 2020, the company’s short-term debt totaled $2 million. The company has a revolving credit facility with a bank group that provides up to $2.5 billion of unsecured multi-currency revolving credit (Note 7). If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of September 26, 2020, no borrowings were outstanding under the company’s revolving credit facility, although available capacity was reduced by approximately $66 million as a result of outstanding letters of credit.
The company believes that its existing cash and cash equivalents of $7.54 billion as of September 26, 2020 and its future cash flow from operations together with available borrowing capacity under its revolving credit agreement will be sufficient to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months.

Critical Accounting Policies and Estimates
The company’s discussion and analysis of its financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities. On an on-going basis, management evaluates its estimates, including those related to intangible assets and goodwill, income taxes and contingencies and litigation. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management bases its estimates on historical experience, current market and economic conditions and other assumptions that management believes are reasonable. The results of these estimates form the basis for judgments about the carrying value of assets and liabilities where the values are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements of the company’s Form 10-K for 2019, describe the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no significant changes in the company's critical accounting policies during the first nine months of 2020.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations
Third Quarter 2020 Compared With Third Quarter 2019

	Three Months Ended
(In millions)	September 26, 2020	September 28, 2019	Total Change	Currency Translation	Acquisitions/ Divestitures	Operations

Revenues
Life Sciences Solutions	$3,424	$1,701	$1,723	$20	$—	$1,703
Analytical Instruments	1,336	1,358	(22)	19	—	(41)
Specialty Diagnostics	1,430	879	551	10	—	541
Laboratory Products and Services	3,112	2,619	493	33	32	428
Eliminations	(781)	(285)	(496)	(2)	—	(494)

Consolidated Revenues	$8,521	$6,272	$2,249	$80	$32	$2,137
Sales in the third quarter of 2020 were $8.52 billion, an increase of $2.25 billion from the third quarter of 2019. The favorable effects of currency translation resulted in an increase in revenues of $80 million in 2020. Sales increased $32 million due to an acquisition. Aside from the effects of currency translation and acquisitions, revenues increased $2.14 billion (34%) primarily due to increased demand in the quarter compared to the 2019 quarter. Sales were particularly strong in diagnostic and healthcare markets, primarily due to demand for products supporting customers diagnosing the COVID-19 virus, as well as to customers in pharma and biotech markets where demand was strong for products and services and pandemic-related demand for therapies and vaccines also contributed to growth. Sales to academic and government customers grew modestly. Sales to customers in industrial markets decreased primarily due to lower demand from weakened economic conditions related to COVID-19. Sales growth was strong in each of the company’s primary geographic areas during the third quarter of 2020.
In the third quarter of 2020, total company operating income and operating income margin were $2.43 billion and 28.5%, respectively, compared with $0.95 billion and 15.1%, respectively, in 2019. The increase in operating income was primarily due to profit on higher sales and, to a lesser extent, sales mix, offset in part by strategic growth investments in 2020.
In the third quarter of 2020, the company recorded restructuring and other income, net, of $37 million, including $55 million of net credits to selling, general and administrative expenses, principally third-party transaction and integration-related costs (including reimbursement thereof) for recent and terminated acquisitions and changes in estimates of contingent acquisition consideration. In addition, the company recorded $17 million of restructuring and other charges, net, for impairment of acquired technology in development, and, to a lesser extent, employee severance and other costs associated with facility consolidations/abandonments in efforts to streamline operations. See Note 12 for restructuring charges expected in future periods.
In the third quarter of 2019, the company recorded restructuring and other costs, net, of $43 million, including $19 million of net charges associated with sales of businesses in prior periods, including post-closing adjustments. The company recorded $5 million of charges to cost of revenues for the sale of inventories revalued at the date of acquisition. The company also recorded $7 million of charges to selling, general and administrative expenses, principally transaction and integration-related costs for recent acquisitions. In addition, the company recorded $12 million of cash restructuring charges, primarily for employee severance and abandoned facilities costs associated with the closure and consolidation of facilities in the U.S. and Europe.
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

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

	Three Months Ended
	September 26,	September 28,
(Dollars in millions)	2020	2019	Change

Revenues
Life Sciences Solutions	$3,424	$1,701	101%
Analytical Instruments	1,336	1,358	(2)%
Specialty Diagnostics	1,430	879	63%
Laboratory Products and Services	3,112	2,619	19%
Eliminations	(781)	(285)	174%

Consolidated Revenues	$8,521	$6,272	36%

Segment Income
Life Sciences Solutions	$1,879	$586	221%
Analytical Instruments	171	311	(45)%
Specialty Diagnostics	398	223	78%
Laboratory Products and Services	355	303	17%

Subtotal Reportable Segments	2,803	1,423	97%

Cost of Revenues Charges, Net	(1)	(5)
Selling, General and Administrative (Credits) Charges, Net	55	(7)
Restructuring and Other Costs, Net	(17)	(31)
Amortization of Acquisition-related Intangible Assets	(414)	(434)

Consolidated Operating Income	$2,426	$946	156%

Reportable Segments Income Margin	32.9%	22.7%

Consolidated Operating Income Margin	28.5%	15.1%
Income from the company’s reportable segments increased 97% to $2.80 billion in the third quarter of 2020 due primarily to profit on higher sales and, to a lesser extent, sales mix, offset in part by strategic growth investments.
Life Sciences Solutions

	Three Months Ended
	September 26,	September 28,
(Dollars in millions)	2020	2019	Change

Revenues	$3,424	$1,701	101%

Operating Income Margin	54.9%	34.5%	20.4 pt
Sales in the Life Sciences Solutions segment increased $1.72 billion to $3.42 billion in the third quarter of 2020. Sales increased $1.70 billion (100%) due to higher revenues at existing businesses. The favorable effects of currency translation resulted in an increase in revenues of $20 million. The increase in revenues at existing businesses was primarily driven by demand for testing to diagnose COVID-19 with higher sales of genetic sciences products and, to a lesser extent, bioscience products. Sales also grew due to higher demand for bioproduction products.
Operating income margin was 54.9% in the third quarter of 2020 compared to 34.5% in the third quarter of 2019. The increase resulted primarily from profit on higher sales and, to a lesser extent, sales mix, offset in part by strategic growth investments.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)
Analytical Instruments

	Three Months Ended
	September 26,	September 28,
(Dollars in millions)	2020	2019	Change

Revenues	$1,336	$1,358	(2)%

Operating Income Margin	12.8%	23.0%	-10.2 pt
Sales in the Analytical Instruments segment decreased $22 million to $1.34 billion in the third quarter of 2020. Sales decreased $41 million (-3%) due to lower revenues at existing businesses. The favorable effects of currency translation resulted in an increase in revenues of $19 million. The decrease in revenues at existing businesses was primarily the result of weakened economic conditions due to COVID-19 and lower sales to academic customers due to pandemic-related conditions. The contraction in sales to these customers improved significantly from the decrease reported in the second quarter of 2020.
Operating income margin was 12.8% in the third quarter of 2020 compared to 23.0% in the third quarter of 2019. The decrease was primarily due to a $108 million charge related to a long-term supply contract (discussed in Note 8) and, to a lesser extent, sales mix and strategic growth investments, offset in part by productivity improvements.
Specialty Diagnostics

	Three Months Ended
	September 26,	September 28,
(Dollars in millions)	2020	2019	Change

Revenues	$1,430	$879	63%

Operating Income Margin	27.9%	25.3%	2.6 pt
Sales in the Specialty Diagnostics segment increased $551 million to $1.43 billion in the third quarter of 2020. Sales increased $541 million (62%) due to higher revenues at existing businesses. The favorable effects of currency translation resulted in an increase in revenues of $10 million. The increase in revenues at existing businesses was due to higher demand primarily driven by products addressing treatment of COVID-19, with particular strength in sales of products sold through the segment's healthcare market channel business, and to a lesser extent, microbiology and clinical diagnostics products.
Operating income margin was 27.9% in the third quarter of 2020 and 25.3% in the third quarter of 2019. The increase was primarily due to profit on higher sales, offset in part by sales mix and, to a lesser extent, strategic growth investments.
Laboratory Products and Services

	Three Months Ended
	September 26,	September 28,
(Dollars in millions)	2020	2019	Change

Revenues	$3,112	$2,619	19%

Operating Income Margin	11.4%	11.6%	-0.2 pt
Sales in the Laboratory Products and Services segment increased $493 million to $3.11 billion in the third quarter of 2020. Sales increased $428 million (16%) due to higher revenues at existing businesses and $32 million due to an acquisition. The favorable effects of currency translation resulted in an increase in revenues of $33 million. The increase in revenues at existing businesses was primarily due to increased sales in the segment's research and safety market channel business, pharma services business and laboratory products business.
Operating income margin was 11.4% in the third quarter of 2020 and 11.6% in the third quarter of 2019. The decrease was primarily due to sales mix and strategic growth investments, offset in part by profit on higher sales and, to a lesser extent, productivity improvements.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)
Other Expense, Net
The company reported other expense, net of $39 million in the third quarter of 2020 compared to $12 million in the third quarter of 2019. In 2020, other expense, net includes $37 million of costs for the terminated QIAGEN acquisition, primarily for amortization of loan commitment fees. In 2019, other expense, net includes $42 million of losses on the early extinguishment of debt.
Provision for Income Taxes
The company's effective tax rate was 14.2% for the third quarter of 2020. The company expects its effective tax rate for all of 2020 will be between 10% and 12% based on currently forecasted rates of profitability in the countries in which the company conducts business and expected generation of foreign tax credits. Due primarily to the non-deductibility of intangible asset amortization for tax purposes, the company’s cash payments for income taxes are higher than its income tax expense for financial reporting purposes and are expected to total $1.20 to $1.23 billion in 2020. In the third quarter of 2019, the company’s effective tax rate was 7.6%.
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

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)
First Nine Months of 2020 Compared With First Nine Months of 2019

	Nine Months Ended
(In millions)	September 26, 2020	September 28, 2019	Total Change	Currency Translation	Acquisitions/ Divestitures	Operations

Revenues
Life Sciences Solutions	$7,800	$5,018	$2,782	$(44)	$—	$2,826
Analytical Instruments	3,488	4,004	(516)	(5)	—	(511)
Specialty Diagnostics	3,376	2,779	597	(6)	(121)	724
Laboratory Products and Services	8,629	7,765	864	(14)	179	699
Eliminations	(1,625)	(853)	(772)	2	15	(789)

Consolidated Revenues	$21,668	$18,713	$2,955	$(67)	$73	$2,949
Sales in the first nine months of 2020 were $21.67 billion, an increase of $2.96 billion from the first nine months of 2019. Sales increased $73 million due to acquisitions, net of a divestiture. The unfavorable effects of currency translation resulted in a decrease in revenues of $67 million in 2020. Aside from the effects of currency translation and acquisitions/divestiture, revenues increased $2.95 billion (16%) primarily due to increased demand. Sales were particularly strong in diagnostic and healthcare markets, primarily due to demand for products supporting customers diagnosing the COVID-19 virus, as well as to customers in pharma and biotech markets where demand was strong for products and services and pandemic-related demand for therapies and vaccines also contributed to growth. Sales to academic and government customers decreased due primarily to closure of academic labs during the global pandemic. Sales to customers in industrial markets decreased primarily due to lower demand from weakened economic conditions related to COVID-19. Sales growth was particularly strong in North America and Europe while sales grew modestly in the Asia-Pacific region.
In the first nine months of 2020, total company operating income and operating income margin were $4.72 billion and 21.8%, respectively, compared with $3.36 billion and 18.0%, respectively, in the first nine months of 2019. The increase in operating income was primarily due to profit on higher sales and, to a lesser extent, sales mix, offset in part by the gain on the sale of the Anatomical Pathology business included in the 2019 period and, to a lesser extent, strategic growth investments in 2020.
In the first nine months of 2020, the company recorded restructuring and other costs, net, of $65 million (Note 12). The company recorded $5 million of charges to cost of revenues for accelerated depreciation on fixed assets to be disposed of in connection with the consolidation of commercial production operations in the U.S., as well as charges to conform the accounting policies of a recently acquired business with the company’s accounting policies. The company recorded $7 million of net credits to selling, general and administrative expenses, principally transaction and integration-related costs (and reimbursement thereof) for recent and terminated acquisitions, as well as income for changes in estimates of contingent acquisition consideration. In addition, the company recorded $43 million of cash restructuring charges, net, primarily for employee severance and abandoned facilities costs associated with the closure and consolidation of facilities in Europe, and the U.S. The company also recorded $24 million of charges for impairment of acquired technology in development, writedowns of fixed assets to estimated disposal value in connection with the consolidation of commercial production operations in the U.S. and, to a lesser extent, environmental remediation charges for abandoned and previously owned facilities.
In the first nine months of 2019, the company recorded restructuring and other income, net, of $372 million, including $482 million of net gains on the sale of businesses, principally the Anatomical Pathology business. The company also recorded $16 million of charges to cost of revenues for the sale of inventories revalued at the date of acquisition, and $54 million of net charges to selling, general and administrative expenses, principally transaction and integration-related costs related to acquisitions and a divestiture. In addition, the company recorded $33 million of cash restructuring charges, net, primarily for employee severance and abandoned facilities costs associated with the closure and consolidation of facilities in the U.S. and Europe.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)
Segment Results

	Nine Months Ended
	September 26,	September 28,
(Dollars in millions)	2020	2019	Change

Revenues
Life Sciences Solutions	$7,800	$5,018	55%
Analytical Instruments	3,488	4,004	(13)%
Specialty Diagnostics	3,376	2,779	21%
Laboratory Products and Services	8,629	7,765	11%
Eliminations	(1,625)	(853)	91%

Consolidated Revenues	$21,668	$18,713	16%

Segment Income
Life Sciences Solutions	$3,788	$1,756	116%
Analytical Instruments	477	879	(46)%
Specialty Diagnostics	848	707	20%
Laboratory Products and Services	931	933	—%

Subtotal Reportable Segments	6,044	4,275	41%

Cost of Revenues Charges	(5)	(16)
Selling, General and Administrative Charges, Net	7	(54)
Restructuring and Other Income (Costs), Net	(67)	442
Amortization of Acquisition-related Intangible Assets	(1,256)	(1,285)

Consolidated Operating Income	$4,723	$3,362	40%

Reportable Segments Income Margin	27.9%	22.8%

Consolidated Operating Income Margin	21.8%	18.0%
Income from the company’s reportable segments increased 41% to $6.04 billion in the first nine months of 2020 due primarily to profit on higher sales and, to a lesser extent, sales mix, offset in part by strategic growth investments.
Life Sciences Solutions

	Nine Months Ended
	September 26,	September 28,
(Dollars in millions)	2020	2019	Change

Revenues	$7,800	$5,018	55%

Operating Income Margin	48.6%	35.0%	13.6 pt
Sales in the Life Sciences Solutions segment increased $2.78 billion to $7.80 billion in the first nine months of 2020. Sales increased $2.83 billion (56%) due to higher revenues at existing businesses. The unfavorable effects of currency translation resulted in a decrease in revenues of $44 million. The increase in revenues at existing businesses was primarily driven by

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)
demand for testing to diagnose COVID-19 with higher sales of genetic sciences products and, to a lesser extent, bioscience products. Sales also grew due to higher demand for bioproduction products.
Operating income margin was 48.6% in the first nine months of 2020 compared to 35.0% in the first nine months of 2019. The increase resulted primarily from profit on higher sales and, to a lesser extent, sales mix, offset in part by strategic growth investments.
Analytical Instruments

	Nine Months Ended
	September 26,	September 28,
(Dollars in millions)	2020	2019	Change

Revenues	$3,488	$4,004	(13)%

Operating Income Margin	13.7%	22.0%	-8.3 pt
Sales in the Analytical Instruments segment decreased $516 million to $3.49 billion in the first nine months of 2020. Sales decreased $511 million (-13%) due to lower revenues at existing businesses. The unfavorable effects of currency translation resulted in a decrease in revenues of $5 million. The decrease in revenues at existing businesses was primarily the result of reduced demand from industrial customers following business slowing and closures due to COVID-19 and lower sales to academic customers due to pandemic-related closures.
Operating income margin was 13.7% in the first nine months of 2020 compared to 22.0% in the first nine months of 2019. The decrease was primarily due to the decrease in sales, a $108 million charge related to a long-term supply contract (discussed in Note 8), sales mix and, to a lesser extent, strategic growth investments, offset in part by productivity improvements.
Specialty Diagnostics

	Nine Months Ended
	September 26,	September 28,
(Dollars in millions)	2020	2019	Change

Revenues	$3,376	$2,779	21%

Operating Income Margin	25.1%	25.5%	-0.4 pt
Sales in the Specialty Diagnostics segment increased $597 million to $3.38 billion in the first nine months of 2020. Sales increased $724 million (26%) due to higher revenues at existing businesses. The unfavorable effects of currency translation resulted in a decrease in revenues of $6 million and the divestiture of the Anatomical Pathology business decreased revenues by $121 million. The increase in revenues at existing businesses was due to higher demand primarily driven by products addressing treatment of COVID-19, with particular strength in sales of products sold through the segment's healthcare market channel business, and to a lesser extent, microbiology and clinical diagnostics products.
Operating income margin was 25.1% in the first nine months of 2020 compared to 25.5% in the first nine months of 2019. The decrease was primarily due to sales mix and, to a lesser extent, strategic growth investments, offset in part by profit on higher sales.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)
Laboratory Products and Services

	Nine Months Ended
	September 26,	September 28,
(Dollars in millions)	2020	2019	Change

Revenues	$8,629	$7,765	11%

Operating Income Margin	10.8%	12.0%	-1.2 pt
Sales in the Laboratory Products and Services segment increased $864 million to $8.63 billion in 2020. Sales increased $699 million (9%) due to higher revenues at existing businesses and $179 million due to acquisitions. The unfavorable effects of currency translation resulted in a decrease in revenues of $14 million. The increase in revenues at existing businesses was primarily due to increased demand for products sold through its research and safety market channel business and, to a lesser extent, service offerings of the segment's pharma services business.
Operating income margin was 10.8% in the first nine months of 2020 compared to 12.0% in the first nine months of 2019. The decrease was primarily due to sales mix and strategic growth investments, offset in part by profit on higher sales and, to a lesser extent, productivity improvements.
Other Income/Expense, Net
The company reported other (expense) income, net of $(36) million and $25 million in the first nine months of 2020 and 2019, respectively. In 2020, other expense, net includes $81 million of costs for the terminated QIAGEN acquisition, primarily for amortization of loan commitment fees and entering into currency hedging contracts. In 2019, the company recorded $42 million of losses on the early extinguishment of debt.
Provision for Income Taxes
The company recorded a $456 million provision for income taxes in the first nine months of 2020. In the second quarter of 2020, the company implemented foreign tax credit planning in Sweden which resulted in $96 million of foreign tax credits, with no related incremental U.S. income tax expense. The company recorded a $338 million provision for income taxes in the first nine months of 2019 including $191 million related to the gain on the sale of the Anatomical Pathology business. In addition, in 2019, the company recorded a $62 million income tax benefit related to a foreign exchange loss for tax purposes on certain intercompany financing arrangements and implemented foreign tax credit planning in Sweden which resulted in $75 million of foreign tax credits, with no related incremental U.S. income tax expense.

Recent Accounting Pronouncements
A description of recently issued accounting standards is included under the heading “Recent Accounting Pronouncements” in Note 1.
Contingent Liabilities
The company is contingently liable with respect to certain legal proceedings and related matters. An unfavorable outcome that differs materially from current accrual estimates, if any, for one or more of the matters described under the heading “Product Liability, Workers Compensation and Other Personal Injury Matters” in Note 8 could have a material adverse effect on the company’s financial position as well as its results of operations and cash flows.

Liquidity and Capital Resources
Consolidated working capital (current assets less current liabilities) was $12.01 billion at September 26, 2020, compared with $5.70 billion at December 31, 2019. Included in working capital were cash and cash equivalents of $7.54 billion at September 26, 2020 and $2.40 billion at December 31, 2019. The increase in cash was due in part to the issuance of long-term senior notes in March and April 2020.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Liquidity and Capital Resources (continued)
First Nine Months of 2020
Cash provided by operating activities was $4.95 billion during the first nine months of 2020. Cash provided by income was offset in part by investments in working capital. Increases in accounts receivable and inventories used cash of $858 million and $427 million, respectively, primarily to support growth in sales. Changes in other assets and other liabilities provided cash of $1.04 billion primarily due to the timing of payments for compensation and income taxes. Cash payments for income taxes increased to $656 million during the first nine months of 2020, compared with $589 million in the first nine months of 2019. The company made cash contributions to its pension and postretirement benefit plans totaling $45 million during the first nine months of 2020. Payments for restructuring actions, principally severance costs and expenses of real estate consolidation, used cash of $46 million during the first nine months of 2020.
During the first nine months of 2020, the company’s investing activities used $884 million of cash, principally for the purchase of property, plant and equipment.
The company’s financing activities provided $1.01 billion of cash during the first nine months of 2020. Issuance of senior notes provided cash of $3.46 billion. Repayment of senior notes used cash of $712 million. The company’s financing activities also included the repurchase of $1.50 billion of the company's common stock and the payment of $250 million in cash dividends, offset in part by $156 million of net proceeds from employee stock option exercises. On November 8, 2019, the Board of Directors authorized the repurchase of up to $2.50 billion of the company’s common stock. At October 30, 2020, authorization remained for $1.00 billion of future repurchases of the company’s common stock.
The company's commitments for purchases of property, plant and equipment, contractual obligations and other commercial commitments did not change materially between December 31, 2019 and September 26, 2020 except for the long-term lease with CSL Limited discussed in Note 8. The company expects that for all of 2020, expenditures for property, plant and equipment, net of disposals, will be approximately $1.5 billion.
As of September 26, 2020, the company’s short-term debt totaled $2 million. The company has a revolving credit facility with a bank group that provides up to $2.5 billion of unsecured multi-currency revolving credit (Note 7). If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of September 26, 2020, no borrowings were outstanding under the company’s revolving credit facility, although available capacity was reduced by approximately $66 million as a result of outstanding letters of credit.
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
The company believes that its existing cash and cash equivalents of $7.54 billion as of September 26, 2020 and its future cash flow from operations together with available borrowing capacity under its revolving credit agreement will be sufficient to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months.
First Nine Months of 2019
Cash provided by operating activities was $3.06 billion during the first nine months of 2019. Cash provided by income was offset in part by investments in working capital. Increases in accounts receivable and inventories used cash of $321 million and $449 million, respectively, primarily to support growth in sales. Changes in other assets and other liabilities used cash of $14 million primarily due to the timing of customer billings. Cash payments for income taxes totaled $589 million. The company made cash contributions to its pension and postretirement benefit plans totaling $40 million during the first nine months of 2019. Payments for restructuring actions, principally severance costs and expenses of real estate consolidation, used cash of $45 million during the first nine months of 2019.
During the first nine months of 2019, the company’s investing activities used $1.15 billion of cash. Acquisitions used cash of $1.69 billion. Proceeds from the sale of the Anatomical Pathology business provided $1.13 billion. The company's investing activities also included the purchase of $637 million of property, plant and equipment.
The company’s financing activities used $2.60 billion of cash during the first nine months of 2019. Repayment of senior notes used cash of $1.70 billion. A net increase in commercial paper obligations provided cash of $3 million. The company’s

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Liquidity and Capital Resources (continued)
financing activities also included the repurchase of $750 million of the company’s common stock and the payment of $221 million in cash dividends, offset in part by $115 million of net proceeds from employee stock option exercises.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The company's exposure to market risk from changes in interest rates and currency exchange rates has not changed materially from its exposure discussed in the company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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
Changes in Internal Control over Financial Reporting
There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended September 26, 2020, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

THERMO FISHER SCIENTIFIC INC.
PART II    OTHER INFORMATION

Item 1.    Legal Proceedings
There are various lawsuits and claims against the company involving product liability, intellectual property, employment and commercial issues. See “Note 8 to our Consolidated Financial Statements – Commitments and Contingencies.”
On June 3, 2013, Unisone Strategic IP filed a complaint against Life Technologies, a subsidiary of the company, in the United States District Court for the Southern District of California alleging patent infringement by Life Technologies’ supply chain management system software, which operates with product “supply centers” installed at customer sites. Plaintiff sought damages for alleged willful infringement, attorneys’ fees, costs, and injunctive relief. On September 30, 2020, this matter was settled by payment of a nominal amount by the company.

Item 1A.    Risk Factors
The risks that we believe are material to our investors are discussed in the company’s Annual Report on Form 10-K for the year ended December 31, 2019, as updated by our Quarterly Report on Form 10-Q for the quarter ended June 27, 2020, under the caption “Risk Factors,” which are on file with the SEC. Except as set forth herein, there have been no material changes during the three months ended September 26, 2020 to our previously reported Risk Factors. As discussed in Note 2, the company has terminated its agreement to acquire QIAGEN, therefore the risks associated with the then pending acquisition of QIAGEN included in the company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2020 are no longer material risks to the company’s operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
There was no share repurchase activity for the company's third quarter of 2020. On November 8, 2019, the Board of Directors authorized the repurchase of up to $2.50 billion of the company’s common stock. At September 26, 2020, $1.00 billion was available for future repurchases of the company’s common stock under this authorization.

Item 6.    Exhibits

See Exhibit Index on page 40.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	October 30, 2020	THERMO FISHER SCIENTIFIC INC.

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