Form 10-K
period 2020-12-31
THERMO FISHER SCIENTIFIC INC.
filed 2021-02-25
CIK 97745

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2020 or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months. Yes ☒  No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.      Large accelerated filer ☒             Accelerated filer ☐             Non-accelerated filer ☐ Smaller reporting company ☐        Emerging growth company ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of June 26, 2020, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $138,639,543,000 (based on the last reported sale of common stock on the New York Stock Exchange Composite Tape reporting system on June 26, 2020).
As of February 6, 2021, the Registrant had 393,793,362 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Sections of Thermo Fisher’s definitive Proxy Statement for the 2021 Annual Meeting of Shareholders are incorporated by reference into Parts II and III of this report.

THERMO FISHER SCIENTIFIC INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

THERMO FISHER SCIENTIFIC INC.
PART I
Item 1.    Business
General Development of Business
Thermo Fisher Scientific Inc. (also referred to in this document as “Thermo Fisher,” “we,” the “company,” or the “registrant”) is the world leader in serving science. Our Mission is to enable our customers to make the world healthier, cleaner and safer. We serve more than 400,000 customers working in pharmaceutical and biotech companies, hospitals and clinical diagnostic labs, universities, research institutions and government agencies, as well as environmental, industrial quality and process control settings. Our global team of more than 80,000 colleagues delivers an unrivaled combination of innovative technologies, purchasing convenience and pharmaceutical services through our industry-leading brands, including Thermo Scientific, Applied Biosystems, Invitrogen, Fisher Scientific, Unity Lab Services and Patheon.
We continuously increase our depth of capabilities in technologies, software and services, and leverage our extensive global channels to address our customers’ emerging needs. We do this through organic investments in research and development and through acquisitions. Our goal is to make our customers more productive in an increasingly competitive business environment, and enable them to solve their challenges, from complex research to improved patient care, environmental and process monitoring, and consumer safety.
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
In 2020, we worked with our customers to respond to the COVID-19 pandemic. This important work crossed many of the business segments we describe below. Very early in the year, cryo-electron microscopes made by our Analytical Instruments business were used by researchers to create the first 3D image of the virus. Through our Research and Safety Market Channel and Healthcare Market Channel we were a critical supplier of personal protective equipment (PPE), leveraging our strong relationships to secure these products when supplies were scarce. Through our Life Sciences Solutions, Specialty Diagnostics and Laboratory Products businesses, we enabled widespread COVID-19 testing, creating a leading molecular diagnostic business in just a few months to support hundreds of millions of polymerase chain reaction (PCR) tests around the world. And through our Pharma Services business, we provided our pharma and biotech customers with the set of products and services they needed to develop and produce vaccines and therapies.
Life Sciences Solutions Segment
Through our Life Sciences Solutions segment, we provide an extensive portfolio of reagents, instruments and consumables used in biological and medical research, discovery and production of new drugs and vaccines as well as diagnosis of infection and disease. These products and services are used by customers in pharmaceutical, biotechnology, agricultural, clinical,

THERMO FISHER SCIENTIFIC INC.
Business (continued)
healthcare, academic, and government markets. Life Sciences Solutions includes four primary businesses – Biosciences, Genetic Sciences, Clinical Next-Generation Sequencing, and BioProduction.
Biosciences
Our biosciences business includes reagents, instruments and consumables that help our customers conduct biological and medical research, discover new drugs and vaccines, and diagnose infection and disease, such as COVID-19.
Our biosciences offerings include:
•Reagents, instruments, and consumables used for protein biology, molecular biology, sample preparation and cell imaging and analysis. The portfolio includes antibodies and products for protein purification, detection, modification, and analysis; and sequencing, detection and purification products used for high content analysis of nucleic acids. Many of these products are also used in applied markets, including agriculture, forensics, diagnostics product development, toxicology research and diagnostic testing.
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
Genetic Sciences
Our genetic sciences business combines a wide variety of instruments and related reagents used to provide high-value genomic solutions to assist customer decisions in the research, clinical, healthcare and applied markets.
Our offerings include real-time PCR technology used to identify changes in gene expression, genotyping or proteins on an individual gene-by-gene basis and for diagnostic testing to identify infection and disease such as COVID-19; capillary electrophoresis (CE) sequencing, a core technology used in DNA sequencing and fragment analysis and forensic analysis applications; and microarray technology, used in gene expression, genotyping and reproductive health.
Our genetic analyzers served as the foundational platform used to sequence the first human genome. These systems are used in a variety of basic, commercial and clinical research applications.
Clinical Next-Generation Sequencing
Our clinical next-generation sequencing (NGS) business focuses on delivering simple, fast and cost-effective NGS technology for a range of applications. The business is focused on targeted sequencing solutions for research use, the application of NGS in oncology and companion diagnostics.
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

THERMO FISHER SCIENTIFIC INC.
Business (continued)
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

THERMO FISHER SCIENTIFIC INC.
Business (continued)
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
•Field Safety Instruments are rugged handheld products that provide rapid, precise, real-time analysis at the point of need. Our main product categories are elemental analyzers, optical analyzers and radiation detection instruments. Our portable elemental analyzers use X-ray fluorescence (XRF) or Laser-induced breakdown spectroscopy technologies in QA/QC applications, to identify metal alloys in scrap metal recycling; in precious metals analysis; in environmental analysis; and for lead screening in a range of consumer products. Our portable optical analyzers utilize Raman, Fourier transform infrared (FTIR) and near-infrared (NIR) technologies for use in the field by first responders, and law enforcement and military personnel who need to quickly and accurately identify chemicals and explosives in critical safety and security situations. Other applications include QA/QC in pharmaceutical production and identification of counterfeit drugs. Our radiation measurement products are used to monitor, detect and identify specific forms of radiation in nuclear power, environmental, industrial, medical, and security applications. Our primary customers include national, regional, and local government agencies responsible for monitoring cargo, vehicles and people traveling across borders. These products are also used by first-responders in safety and security situations, and for worker safety in the nuclear power and other industrial markets.
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

THERMO FISHER SCIENTIFIC INC.
Business (continued)
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
Clinical Diagnostics
Our clinical diagnostics products include a broad offering of liquid, ready-to-use and lyophilized immunodiagnostic reagent kits, calibrators, controls and calibration verification fluids. In particular, we provide products used for COVID-19 testing, drugs-of-abuse testing; therapeutic drug monitoring, including immunosuppressant drug testing; thyroid hormone testing; serum toxicology; clinical chemistry; immunology; hematology; coagulation; glucose tolerance testing; first trimester screening; tumor markers testing; and biomarkers testing for sepsis, acute myocardial infarction and congestive heart failure. We also private label many of our reagents and controls for major in vitro diagnostics companies through OEM arrangements. In many instances, we will work with customers or partners to develop new products and applications for their instrument platforms.
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
Healthcare Market Channel
Our healthcare market channel offerings include a broad array of consumables, diagnostic kits and reagents, equipment, instruments, solutions and services for hospitals, clinical laboratories, reference laboratories, physicians’ offices and other clinical testing facilities. These products are manufactured by Thermo Fisher and third parties and are primarily used in clinical diagnosis. We go to market through our expert sales force, segment-relevant printed collateral and digital content, and a state-of-the-art website, www.fishersci.com/healthcare, containing full product content for more than 1.5 million products.
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

THERMO FISHER SCIENTIFIC INC.
Business (continued)
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
Research and Safety Market Channel
Our research and safety market channel serves academic, pharmaceutical, biotechnology, government and industrial customers. We go to market through our expert sales force, segment-relevant printed collateral and digital content in four languages, a state-of-the-art website, www.fishersci.com, containing full product content for more than 1.5 million products, and our global network of resellers and distributors.
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
Our research products include a complete offering of laboratory products, ranging from capital equipment and instruments to chemicals to consumable products. Our safety products include clean-room and controlled-environment supplies, personal protective equipment, firefighting, military, and first responder equipment and supplies, and environmental monitoring and sampling equipment. Our education products include science-related and laboratory products for the K-12 and secondary education markets.
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

THERMO FISHER SCIENTIFIC INC.
Business (continued)
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
•The Applied Biosystems brand offers customers in research, clinical and applied markets integrated instrument systems, reagents, and software for genetic analysis. Our portfolio includes innovative technologies for genetic sequencing and real-time, digital and end point PCR, that are used to determine meaningful genetic information in applications such as COVID-19 testing, cancer diagnostics, human identification testing, and animal health, as well as inherited and infectious disease.
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

THERMO FISHER SCIENTIFIC INC.
Business (continued)
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
Resources
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

THERMO FISHER SCIENTIFIC INC.
Business (continued)
Government Regulation
Environmental Regulations
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
Our Fair Lawn and Somerville, New Jersey facilities entered into administrative consent orders with the New Jersey Department of Environmental Protection in 1984 to maintain groundwater-remediation activities at these sites, and are currently under the State’s Licensed Site Remediation Professional Program. As the owner of the Fair Lawn facility, we are listed as a potentially responsible party for remediation within an area called the Fair Lawn Wellfields Superfund Site, and, in 2008, the company and certain other parties entered into a consent order with the USEPA to complete a Remedial Investigation/Feasibility Study. In 2018, the USEPA issued a Record of Decision, setting forth the scope of required remediation work at the site, which includes upgrading a water treatment plant to address constituents such as chlorinated organic compounds, 1,4-dioxane, and perfluorooctanoic acid/perfluorooctane sulfonate (PFOA/PFOS). In 2019, the company and another responsible party signed a proposed consent decree, which the U.S. government entered in 2020, requiring the parties to finance and perform the required remediation work with USEPA oversight. In 2011, our Life Technologies subsidiary entered into a consent decree with the USEPA and other responsible parties to implement a groundwater remedy at the former Davis Landfill Superfund site in Smithfield, Rhode Island.
We record accruals for environmental liabilities based on current interpretations of environmental laws and regulations when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. We calculate estimates based upon several factors, including reports prepared by environmental specialists and management’s knowledge and experience with these environmental matters. We include in these estimates potential costs for investigation, remediation and operation and maintenance of cleanup sites. Accrued liabilities for environmental matters totaled $71 million at December 31, 2020.
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
Other Laws and Regulations
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

THERMO FISHER SCIENTIFIC INC.
Business (continued)
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
We are subject to laws and regulations governing government contracts, and failure to address these laws and regulations or comply with government contracts could harm our business by leading to a reduction in revenues associated with these customers. We have agreements relating to the sale of our products to government entities and, as a result, we are subject to various statutes and regulations that apply to companies doing business with the government. We are also subject to investigation for compliance with the regulations governing government contracts. A failure to comply with these regulations could result in suspension of these contracts, criminal, civil and administrative penalties or debarment.
Human Capital
The success of Thermo Fisher Scientific is fueled by colleagues who are highly engaged and feel empowered to achieve their goals. Everything we do starts with our Mission – to enable our customers to make the world healthier, cleaner and safer. Our colleagues understand the role they play in fulfilling that Mission and that inspires them to bring their best to work each day. Our Mission is not only a differentiator for us externally, but a motivator for us internally.
Our culture is rooted in our 4i Values of Integrity, Intensity, Innovation and Involvement. Within this framework, we strive to create a safe, fair and positive working environment for our colleagues around the world. We want our teams to feel they have a stake in our success, a voice in our direction and to be empowered to make a difference for the key stakeholders we serve.
Every year, we conduct an Employee Involvement Survey to solicit direct feedback from our colleagues on what we’re doing well and where we need to improve. We then compile the feedback to measure our progress using three key indices: Leadership, Involvement and Inclusion. In 2020, 84 percent of our workforce completed the survey, and we saw marked improvement in each index and across every survey question, despite the challenges brought on by the pandemic. Our continued focus on enhancing our culture helps position our company to be an even better place to work.
We are committed to building the strongest team in our industry, focusing on developing and retaining our colleagues, while leveraging our leadership to attract new colleagues to our company. Of our more than 80,000 colleagues globally, as of December 31, 2020, approximately 42,000 were based in the Americas region, 12,000 were in the Asia-Pacific region, and 26,000 were in Europe, the Middle East and Africa (EMEA).
Diversity and Inclusion
We recognize that the future aspirations outlined in our Vision for 2030, which serves as our long-term roadmap, will only be achievable if we have a culture that values diversity and inclusion. While diversity of gender and ethnicity are important – and we’re focused on continuously improving– for us, diversity of backgrounds, experiences and viewpoints is equally vital to our long-term success. When those differences are welcomed and supported, we create an inclusive workplace that unlocks the true benefits of diversity.
Diversity and Inclusion is not an initiative at Thermo Fisher Scientific. It’s woven into the fabric of our culture, and our colleagues are encouraged to openly share the wide range of perspectives they represent. We work together to create an inclusive culture where our colleagues feel they belong and are empowered to contribute, collaborate and innovate. Embracing individual differences is critical to our success. For example, Thermo Fisher was named a Best Place to Work for LGBTQ Equality for the sixth consecutive year in 2020. Establishing this kind of environment is critical in empowering our colleagues so they can contribute their best ideas and bring their true selves to work each day.
Our D&I focus is embedded in every stage of our colleague lifecycle – from recruiting to onboarding, training, development and longer-term career planning. We track our progress on our D&I strategic objectives through a core set of metrics that are reviewed during routine business operating mechanisms, including Quarterly Business Reviews, Human Resource Reviews, Board Reviews and through team dashboards that are shared each month with leaders across the company. This enables frequent, meaningful, data-driven discussions across our businesses and functions on a range of D&I factors, including gender and ethnic representation. This approach also ensures we consistently prioritize our opportunities to improve. We understand the critical role diversity plays in sustained business success, and our teams are empowered to ensure our workforce represents the customers we serve.
We are committed to ensuring our colleagues have access to resources, awareness training and internal networks that offer support and guidance. Our diversity and inclusion strategy is greatly enabled by our Employee Resource Groups (ERGs), which bring together individuals with similar interests to share experiences, learn from each other and collaborate to identify solutions

THERMO FISHER SCIENTIFIC INC.
Business (continued)
to business challenges. Our ERGs reinforce that all colleagues can make a difference for our customers, for each other and for our company. As of December 31, 2020, we had 10 ERGs globally, with 220 local ERG chapters.
Talent Development
Our overarching goal from a talent perspective is to create opportunities for our colleagues to achieve their full potential and career aspirations here at Thermo Fisher Scientific. We are committed to creating an exceptional colleague experience from their first day throughout their career with us. We focus on the entire lifecycle of a colleague’s career, from their initial recruitment, to onboarding, through ongoing development and training to enhance their skills so they are in the best position to deliver on their goals and achieve their career aspirations.
In today’s environment, we know talent is a key competitive advantage, and that building the strongest team in the industry is critical to our future. From our colleague referral program, summer internships, university relations, to our Graduate Leadership Development Program, we continue to build strong internal and external sourcing channels.
Once on board, talent development at Thermo Fisher is a key organizational capability. We continue to make significant investments to support our colleagues along every step of their career journey to help support their success. Our talent development framework incorporates a multi-faceted approach, including formal and self-paced training, networking opportunities, on-the-job stretch learning, coaching, mentoring and manager training utilizing contemporary technology solutions to support the broad needs of our workforce.
We provide multiple programs at all career levels, from online learning for all colleagues through Thermo Fisher University, to focused trainings for managers at various experience levels, to our Global Leadership Program for executives. We also support our colleagues’ career advancement through our tuition reimbursement program.
In a company our size, we can also actively manage our talent through rotational opportunities across our businesses, functions and geographies that help our colleagues gain new experiences, share knowledge and broaden their skills. Our executives and leaders participate in frequent talent discussions as well as formal reviews, leveraging workforce data and predictive analytics to better anticipate the talent requirements of our business based on our growth opportunities and market demand.
Thermo Fisher is dedicated to talent development to meet our evolving business needs and to provide our colleagues with opportunities for long and fulfilling careers. Our colleagues are passionate about our company, and their role in our success, and it’s our responsibility to help them reach their full potential.
Total Rewards
We offer a comprehensive total rewards package that we regularly evaluate and measure against established benchmarks to ensure its effectiveness in recruiting and retention, and to position Thermo Fisher as an employer of choice.
Our health and wellness programs provide competitive, flexible programs that our global colleagues and their families can count on. For example, for U.S. colleagues, we offer a choice of comprehensive national medical, dental and vision plans; a wellness program, including valuable health incentive opportunities and tax-advantaged savings and spending accounts; as well as commuter benefits, employee assistance programs, optional group legal coverage, and company-paid disability, accident and life insurance. We also offer a company-paid proprietary program for cancer care called the Impact Program, which gives our colleagues and their families access to personalized support and direct lines of communication to experts in cancer genetics and genomics. Similar benefits are available in all countries around the world where we operate.
We also invest in our colleagues’ financial health, helping them to grow and protect their savings, plan for the future and share in the success of the company they are helping to build. We deliver comprehensive rewards, including competitive base pay, and also provide a variety of incentive and equity programs that, by design, directly link the impact of colleague contributions to the company’s overall success.
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

THERMO FISHER SCIENTIFIC INC.
Business (continued)
of these documents may be obtained free of charge by writing to the company care of its Investor Relations Department at our principal executive office located at 168 Third Avenue, Waltham, Massachusetts 02451.
Information about Our Executive Officers
As of February 24, 2021, our executive officers were:

Name	Age	Present Title (Fiscal Year First Became Executive Officer)	Other Positions Held

Marc N. Casper	52	Chairman, President and Chief Executive Officer (2001)	President and Chief Executive Officer (2009-2020) Chief Operating Officer (2008-2009) Executive Vice President (2006-2009)
Mark P. Stevenson	58	Executive Vice President and Chief Operating Officer (2014)	Executive Vice President and President, Life Sciences Solutions (2014-2017) President and Chief Operating Officer, Life Technologies Corporation (2008-2014)
Michel Lagarde	47	Executive Vice President (2017)	Senior Vice President and President, Pharma Services (2017-2019) President and Chief Operating Officer, Patheon N.V. (2016-2017) Managing Director, JLL Partners* (2008-2016)
Michael A. Boxer	59	Senior Vice President and General Counsel (2018)	Executive Vice President and Group General Counsel, Luxottica Group S.p.A. (2011-2017)
Stephen Williamson	54	Senior Vice President and Chief Financial Officer (2015)	Vice President, Financial Operations (2008-2015)
Peter E. Hornstra	61	Vice President and Chief Accounting Officer (2001)	Corporate Controller (1996-2007)
*JLL Partners is a private equity firm focused on healthcare.

Item 1A.    Risk Factors
Set forth below are the risks that we believe are material to our investors. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements in Item 1. Business under the caption “Forward-looking Statements”.
Industry and Economic Risks
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
We are subject to risks associated with public health crises and epidemics/pandemics, such as the COVID-19 pandemic. Our global operations expose us to risks associated with public health crises and epidemics/pandemics, such as COVID-19. The global spread of COVID-19 has created significant volatility, uncertainty and worldwide economic disruption, resulting in an economic slowdown of potentially extended duration.
COVID-19 has had an adverse impact on certain of our operations, supply chains and distribution systems, including as a result of impacts associated with preventive and precautionary measures that we, other businesses and governments are taking. Due to these impacts and measures, we have experienced significant and unpredictable reductions as well as increases in demand for certain of our products. Many employers in the United States and Europe are continuing to require their employees to work from home or not go into their offices. If the pandemic continues and conditions worsen, we could experience a decline in sales activities and customer orders in certain of our businesses, and it remains uncertain what impact these declines would have on future sales and customer orders once conditions begin to improve. In addition to existing travel restrictions, countries may continue to close or decline to reopen borders, impose prolonged quarantines, and further restrict travel, which would significantly impact our ability to support our sites and customers in those locations and the ability of our employees to get to their places of work to produce products, or significantly hamper our products from moving through the supply chain. As a result, COVID-19 may materially adversely affect revenue growth in certain of our businesses, and it is uncertain how materially COVID-19 will affect our global operations generally if these impacts were to persist or worsen over an extended

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

period of time. The extent and duration of the impacts are uncertain and dependent in part on customers returning to work and economic activity ramping up.
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
In addition, several of the company’s businesses have had an increase in revenues due to sales of products addressing diagnosis and treatment of COVID-19. While these positive impacts are expected to continue into 2021, the duration and extent of future revenues from such sales are uncertain and dependent primarily on customer testing demand.
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
Economic, political, foreign currency and other risks associated with international sales and operations could adversely affect our results of operations. International markets contribute a substantial portion of our revenues, and we intend to continue expanding our presence in these regions. The exposure to fluctuations in currency exchange rates takes on different forms. International revenues and costs are subject to the risk that fluctuations in exchange rates could adversely affect our reported revenues and profitability when translated into U.S. dollars for financial reporting purposes. These fluctuations could also adversely affect the demand for products and services provided by us. As a multinational corporation, our businesses occasionally invoice third-party customers in currencies other than the one in which they primarily do business (the “functional currency”). Movements in the invoiced currency relative to the functional currency could adversely impact our cash flows and our results of operations. As our international sales grow, exposure to fluctuations in currency exchange rates could have a larger effect on our financial results. In 2020, currency translation had a favorable effect of $133 million on revenues due to the weakening of the U.S. dollar relative to other currencies in which the company sells products and services.
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
•the impact of public health epidemics/pandemics on the global economy, such as the COVID-19 pandemic;
•negative consequences from changes in tax laws;

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

•difficulty in staffing and managing widespread operations;
•differing labor regulations;
•differing protection of intellectual property;
•unexpected changes in regulatory requirements; and
•geopolitical uncertainty or turmoil, including terrorism and war.
For example, on January 31, 2020, the United Kingdom formally withdrew from the European Union, or EU (commonly referred to as “Brexit”) and on December 24, 2020, the U.K. and EU announced they had entered into a post-Brexit deal on certain aspects of trade and other strategic and political issues. This withdrawal has created political and economic uncertainty, particularly in the United Kingdom and the EU, and this uncertainty may last for years. Our business could be affected during this period of uncertainty, and perhaps longer, by the impact of the United Kingdom’s withdrawal from the EU. In addition, our business could be negatively affected by new trade agreements between the United Kingdom and other countries, including the United States, and by the possible imposition of trade or other regulatory barriers in the United Kingdom. These possible negative impacts, and others resulting from the United Kingdom’s withdrawal from the EU, may adversely affect our operating results and our customers’ businesses.
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

Business Risks
We must develop new products, adapt to rapid and significant technological change and respond to introductions of new products by competitors to remain competitive. Our growth strategy includes significant investment in and expenditures for product development. We sell our products in several industries that are characterized by rapid and significant technological changes, frequent new product and service introductions and enhancements and evolving industry standards. Competitive factors include technological innovation, price, service and delivery, breadth of product line, customer support, e-business capabilities and the ability to meet the special requirements of customers. Our competitors may adapt more quickly to new technologies and changes in customers’ requirements than we can. Without the timely introduction of new products, services and enhancements, our products and services will likely become technologically obsolete over time, in which case our revenues and operating results would suffer.
Many of our existing products and those under development are technologically innovative and require significant planning, design, development and testing at the technological, product and manufacturing-process levels. Our customers use many of our products to develop, test and manufacture their own products. As a result, we must anticipate industry trends and develop products in advance of the commercialization of our customers’ products. If we fail to adequately predict our customers’ needs and future activities, we may invest heavily in research and development of products and services that do not lead to significant revenues.
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
Moreover, we have acquired many companies and businesses. As a result of these acquisitions, we recorded significant goodwill and indefinite-lived intangible assets (primarily tradenames) on our balance sheet, which amount to approximately $26.04 billion and $1.24 billion, respectively, as of December 31, 2020. In addition, we have definite-lived intangible assets totaling $11.45 billion as of December 31, 2020. We assess the realizability of goodwill and indefinite-lived intangible assets annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. We assess the realizability of definite-lived intangible assets whenever events or changes in circumstances indicate that these assets may be impaired. These events or circumstances would generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and intangible assets will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill and intangible assets, we may be required to incur material charges relating to the impairment of those assets.

Operational Risks
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

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

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

Legal, Quality and Regulatory Risks
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
We are subject to laws and regulations governing government contracts, and failure to address these laws and regulations or comply with government contracts could harm our business by leading to a reduction in revenues associated with these customers. We have agreements relating to the sale of our products to government entities and, as a result, we are subject to various statutes and regulations that apply to companies doing business with the government. The laws governing government contracts differ from the laws governing private contracts and government contracts may contain pricing terms and conditions that are not applicable to private contracts. We are also subject to investigation for compliance with the regulations governing government contracts. A failure to comply with these regulations could result in suspension of these contracts, criminal, civil and administrative penalties or debarment.
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
In addition, our failure to meet required quality standards may result in our failure to timely deliver products to our customers, which in turn could damage our reputation for quality and service. Any such failure could, among other things, lead to increased costs, lost revenues, reimbursement to customers for lost drug product, registered intermediates, registered starting materials, and active pharmaceutical ingredients, other customer claims, damage to and possibly termination of existing customer relationships, time and expense spent investigating the cause and, depending on the cause, similar losses with respect to other batches or products. Production problems in our drug and biologic manufacturing operations could be particularly significant because the cost of raw materials for such manufacturing is often high. If problems in preparation or manufacture of a product or failures to meet required quality standards for that product are not discovered before such product is released to the market, we may be subject to adverse regulatory actions, including product recalls, product seizures, injunctions to halt manufacture and distribution, restrictions on our operations, civil sanctions, including monetary sanctions, and criminal actions. In addition, such problems or failures could subject us to litigation claims, including claims from our customers for reimbursement for the cost of lost or damaged active pharmaceutical ingredients, the cost of which could be significant.
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

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

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

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

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

Risks Relating to Financial Profile
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
Our existing and future indebtedness may restrict our investment opportunities or limit our activities and negatively impact our credit ratings. As of December 31, 2020, we had approximately $21.74 billion in outstanding indebtedness. In addition, we have availability to borrow under a revolving credit facility that provides for up to $3.00 billion of unsecured multi-currency revolving credit. We may also obtain additional long-term debt and lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.
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
Additionally, the agreements governing our debt require that we maintain certain financial ratios, and contain affirmative and negative covenants that restrict our activities by, among other limitations, limiting our ability to incur additional indebtedness, merge or consolidate with other entities, make investments, create liens, sell assets and enter into transactions with affiliates. The covenants in the Facility include a Consolidated Net Interest Coverage Ratio (Consolidated EBITDA to Consolidated Net Interest Expense), as such terms are defined in the Facility. Specifically, the company has agreed that, so long as any lender has any commitment under the Facility, any letter of credit is outstanding under the Facility, or any loan or other obligation is outstanding under the Facility, it will maintain a minimum Consolidated Interest Coverage Ratio of 3.5:1.0 as of the last day of any fiscal quarter.
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

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

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
Holders of Common Stock
As of February 6, 2021, the company had 2,861 holders of record of its common stock. This does not include holdings in street or nominee names.
Issuer Purchases of Equity Securities
There was no share repurchase activity for the company’s fourth quarter of 2020. On November 8, 2019, the Board of Directors authorized the repurchase of up to $2.50 billion of the company’s common stock. On November 5, 2020, the Board of Directors replaced the existing authorization to repurchase the company’s common stock, of which $1.00 billion was remaining, with a new authorization to repurchase up to $2.50 billion of the company’s common stock. Early in the first quarter of 2021, the company repurchased $1.50 billion of the company's common stock. At February 24, 2021, $1.00 billion was available for future repurchases of the company’s common stock under this authorization.

Item 6.    Reserved
Not applicable.

THERMO FISHER SCIENTIFIC INC.
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Reference is made throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations to Notes to the Consolidated Financial Statements, which begin on page F-1 of this report. Management's discussion and analysis of financial condition and results of operations for 2018 is included in Item 7 of the company’s 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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
The company mobilized in early 2020 to support the COVID-19 pandemic response with products and services that help analyze, diagnose and protect from the virus. However, the company saw a significant reduction in customer activity in several businesses by late March 2020 that materially adversely affected primarily the 2020 results of the Analytical Instruments segment and, to a lesser extent, some businesses within the company’s other three segments. The extent and duration of the negative impacts continuing into 2021 are uncertain and dependent in part on the success of global efforts to control the pandemic and economic activity ramping up. The company believes the impacted businesses’ long-term prospects remain excellent given the company’s attractive markets served, its industry-leading position and proven growth strategy. Several of the company’s businesses have had a significant increase in revenues due to sales of product and services addressing diagnosis and treatment of COVID-19, including test kits and, to a lesser extent, products and services for therapy and vaccine development and manufacturing. While these positive impacts are expected to continue into 2021, the duration and extent of future revenues from such sales are uncertain and dependent primarily on customer testing demand.

Recent Acquisitions and Divestiture
The company’s strategy is to augment internal growth at existing businesses with complementary acquisitions. The company’s principal recent acquisitions and divestitures are described below.
On April 30, 2019, the company acquired, within the Laboratory Products and Services segment, Brammer Bio for approximately $1.67 billion in cash. Brammer Bio is a leading viral vector contract development and manufacturing organization for gene and cell therapies. The acquisition expanded the segment’s contract manufacturing capabilities. Brammer Bio reported revenues of approximately $140 million in 2018.
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

Overview of Results of Operations and Liquidity

(Dollars in millions)	2020		2019

Revenues
Life Sciences Solutions	$12,168	37.8%	$6,856	26.8%
Analytical Instruments	5,124	15.9%	5,522	21.6%
Specialty Diagnostics	5,343	16.6%	3,718	14.6%
Laboratory Products and Services	12,245	38.0%	10,599	41.5%
Eliminations	(2,662)	(8.3)%	(1,153)	(4.5)%

	$32,218	100%	$25,542	100%
Sales in 2020 were $32.22 billion, an increase of $6.68 billion from 2019. Sales increased $78 million due to acquisitions, net of a divestiture. The favorable effects of currency translation resulted in an increase in revenues of $133 million in 2020.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Overview of Results of Operations and Liquidity (continued)
Aside from the effects of acquisitions/divestitures and currency translation, revenues increased $6.47 billion (25%) primarily due to increased demand. Sales of products that address COVID-19 testing and treatment totaled $6.63 billion in 2020, and were offset in part by lower revenues in the remainder of the business during the first half of 2020. Sales were particularly strong in diagnostic and healthcare markets, due to demand for products supporting customers diagnosing the COVID-19 virus, offset in part by lower sales of other products due to pandemic-related impacts on customer activity. Sales were also strong to customers in pharma and biotech markets where demand was strong for products and services and pandemic-related demand for therapies and vaccines also contributed to growth. Sales to customers in industrial markets decreased primarily due to lower demand from weakened economic conditions related to COVID-19. Sales to these customers returned to positive growth in the fourth quarter of 2020. Sales to academic and government customers decreased due primarily to closure of academic labs during the global pandemic. Sales to these customers returned to positive growth in the third quarter of 2020. Sales growth was particularly strong in North America and Europe and, to a lesser extent, in the Asia-Pacific region.
In 2020, total company operating income and operating income margin were $7.79 billion and 24.2%, respectively, compared with $4.59 billion and 18.0%, respectively, in 2019. The increase in operating income was primarily due to profit on higher sales and, to a lesser extent, sales mix, offset in part by a gain on the sale of the Anatomical Pathology business included in the 2019 period and strategic growth investments in 2020. The company’s references to strategic growth investments generally refer to targeted spending for enhancing commercial capabilities, including expansion of geographic sales reach and e-commerce platforms, marketing initiatives, expanded service and operational infrastructure, focused research and development projects and other expenditures to enhance the customer experience, as well as incentive compensation and recognition for employees. The company’s references throughout this discussion to productivity improvements generally refer to improved cost efficiencies from its Practical Process Improvement (PPI) business system, reduced costs resulting from global sourcing initiatives, a lower cost structure following restructuring actions, including headcount reductions and consolidation of facilities, and low cost region manufacturing. Productivity improvements are calculated net of inflationary cost increases.
The company recorded a provision for income taxes of $850 million in 2020 (effective tax rate of 11.8%). In 2020, the company implemented foreign tax credit planning in Sweden which resulted in $96 million of foreign tax credits, with no related incremental U.S. income tax expense and also recorded a net income tax benefit of $51 million from a domestication transaction involving the transfer of non-U.S. subsidiaries to the U.S.; a $47 million income tax benefit related to a foreign exchange loss for tax purposes on certain intercompany financing arrangements; and a $27 million tax benefit from tax audit settlements.
The company recorded a provision for income taxes of $374 million in 2019 (effective tax rate of 9.2%) including $191 million related to the gain on the sale of the Anatomical Pathology business. In 2019, the company recorded a $62 million income tax benefit related to a foreign exchange loss for tax purposes on certain intercompany financing arrangements; implemented foreign tax credit planning in Sweden which resulted in $75 million of foreign tax credits, with no related incremental U.S. income tax expense; and recorded a $79 million income tax benefit related to the deferred tax implications of intra-entity transactions which included a tax benefit to release a valuation allowance against net operating losses previously determined to be unrealizable.
The effective tax rate in both 2020 and 2019 was also affected by relatively significant earnings in lower tax jurisdictions. Due primarily to the non-deductibility of intangible asset amortization for tax purposes, the company’s cash payments for income taxes were higher than its income tax expense for financial reporting purposes and totaled $1.32 billion and $0.90 billion in 2020 and 2019, respectively.
The company expects its effective tax rate in 2021 will be between 11% and 13% based on currently forecasted rates of profitability in the countries in which the company conducts business and expected generation of foreign tax credits. The effective tax rate can vary significantly from period to period as a result of discrete income tax factors and events.
Net income increased to $6.38 billion in 2020, from $3.70 billion in 2019 principally due to the increase in operating income in 2020 (discussed above) offset in part by the increase in the income tax provision.
During 2020, the company’s cash flow from operations totaled $8.29 billion compared with $4.97 billion for 2019. The increase primarily resulted from higher cash provided by income and, to a lesser extent, lower investment in working capital in 2020.
As of December 31, 2020, the company’s short-term debt totaled $2.63 billion, substantially all of which was redeemed in January 2021. The company has a revolving credit facility with a bank group that provides up to $3.00 billion of unsecured multi-currency revolving credit (Note 10). If the company borrows under this facility, it intends to leave undrawn an amount

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Overview of Results of Operations and Liquidity (continued)
equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of December 31, 2020, no borrowings were outstanding under the company’s revolving credit facility, although available capacity was reduced by approximately $31 million as a result of outstanding letters of credit.
The company believes that its existing cash and cash equivalents of $10.33 billion as of December 31, 2020 and its future cash flow from operations together with available borrowing capacity under its revolving credit agreement will be sufficient to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months.

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
The company believes the following represent its critical accounting policies and estimates used in the preparation of its financial statements:
(a)Intangible Assets and Goodwill
The company uses assumptions and estimates in determining the fair value of assets acquired and liabilities assumed in a business combination. The determination of the fair value of intangible assets, which represent a significant portion of the purchase price in many of the company’s acquisitions, requires the use of significant judgment with regard to (i) the fair value; and (ii) whether such intangibles are amortizable or non-amortizable and, if the former, the period and the method by which the intangible asset will be amortized. The company estimates the fair value of acquisition-related intangible assets principally based on projections of cash flows that will arise from identifiable intangible assets of acquired businesses. The projected cash flows are discounted to determine the present value of the assets at the dates of acquisition. Definite-lived intangible assets totaled $11.45 billion at December 31, 2020. The company reviews definite-lived intangible assets for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Actual cash flows arising from a particular intangible asset could vary from projected cash flows which could imply different carrying values from those established at the dates of acquisition and which could result in impairment of such asset.
The company evaluates goodwill and indefinite-lived intangible assets for impairment annually and when events occur or circumstances change that would more likely than not reduce the fair value of the asset below its carrying amount. Events or circumstances that might require an interim evaluation include unexpected adverse business conditions, economic factors, unanticipated technological changes or competitive activities, loss of key personnel and acts by governments and courts. Goodwill and indefinite-lived intangible assets totaled $26.04 billion and $1.24 billion, respectively, at December 31, 2020. Estimates of discounted future cash flows require assumptions related to revenue and operating income growth rates, discount rates and other factors. For the goodwill impairment tests, the company considers (i) peer revenues and earnings trading multiples from companies that have operational and financial characteristics that are similar to the respective reporting units and (ii) estimated weighted average costs of capital. Different assumptions from those made in the company’s analysis could materially affect projected cash flows and the company’s evaluation of goodwill and indefinite-lived intangible assets for impairment.
The company performed the quantitative goodwill impairment test for all of its reporting units and indefinite-lived intangible assets. Indications of fair value based on projections of profitability and on peer revenues and earnings trading multiples were sufficient to conclude that no impairment of goodwill or indefinite-lived intangible assets existed at the end of the tenth fiscal month of 2020, the date of the company’s annual impairment testing. There can be no assurance, however, that an economic downturn will not materially adversely affect peer trading multiples and the

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Critical Accounting Policies and Estimates (continued)
company’s businesses such that they do not achieve their forecasted profitability and these assets become impaired. Should the fair value of the company’s goodwill or indefinite-lived intangible assets decline because of reduced operating performance, market declines, or other indicators of impairment, or as a result of changes in the discount rate, charges for impairment may be necessary.
(b)Income Taxes
In the ordinary course of business there is inherent uncertainty in quantifying the company’s income tax positions. The company assesses income tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the company has recorded the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Should tax return positions that the company expects are sustainable not be sustained upon audit, the company could be required to record an incremental tax provision for such taxes. The company’s liability for these unrecognized tax benefits totaled $1.09 billion at December 31, 2020.
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
The company estimates the degree to which tax assets will result in a benefit, after consideration of all positive and negative evidence, and provides a valuation allowance for tax assets that it believes will more likely than not go unused. In situations in which the company has been able to determine that its deferred tax assets will be realized, that determination generally relies on future reversals of taxable temporary differences and expected future taxable income. If it becomes more likely than not that a tax asset will be used, the company reverses the related valuation allowance. Any such reversals are recorded as a reduction of the company’s tax provision. The company’s tax valuation allowance totaled $933 million at December 31, 2020. Should the company’s actual future taxable income by tax jurisdiction vary from estimates, additional allowances or reversals thereof may be necessary.
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

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations
2020 Compared With 2019

(In millions)	2020	2019	Total Change	Currency Translation	Acquisitions/Divestitures	Operations

Revenues
Life Sciences Solutions	$12,168	$6,856	$5,312	$29	$—	$5,283
Analytical Instruments	5,124	5,522	(398)	39	—	(437)
Specialty Diagnostics	5,343	3,718	1,625	14	(121)	1,732
Laboratory Products and Services	12,245	10,599	1,646	52	184	1,410
Eliminations	(2,662)	(1,153)	(1,509)	(1)	15	(1,523)

Consolidated Revenues	$32,218	$25,542	$6,676	$133	$78	$6,465
Sales in 2020 were $32.22 billion, an increase of $6.68 billion from 2019. Sales increased $78 million due to acquisitions, net of a divestiture. The favorable effects of currency translation resulted in an increase in revenues of $133 million in 2020. Aside from the effects of acquisitions and currency translation, revenues increased $6.47 billion (25%) primarily due to increased demand. Sales of products that address COVID-19 testing and treatment totaled $6.63 billion in 2020, and were offset in part by lower revenues in the remainder of the business during the first half of 2020. Sales were particularly strong in diagnostic and healthcare markets, due to demand for products supporting customers diagnosing the COVID-19 virus, offset in part by lower sales of other products due to pandemic-related impacts on customer activity. Sales were also strong to customers in pharma and biotech markets where demand was strong for products and services and pandemic-related demand for therapies and vaccines also contributed to growth. Sales to customers in industrial markets decreased primarily due to lower demand from weakened economic conditions related to COVID-19. Sales to these customers returned to positive growth in the fourth quarter of 2020. Sales to academic and government customers decreased due primarily to closure of academic labs during the global pandemic. Sales to these customers returned to positive growth in the third quarter of 2020. Sales growth was particularly strong in North America and Europe and, to a lesser extent, in the Asia-Pacific region.
In 2020, total company operating income and operating income margin were $7.79 billion and 24.2%, respectively, compared with $4.59 billion and 18.0%, respectively, in 2019. The increase in operating income was primarily due to profit on higher sales and, to a lesser extent, sales mix, offset in part by a gain on the sale of the Anatomical Pathology business included in the 2019 period and strategic growth investments in 2020.
In 2020, the company recorded restructuring and other costs, net, of $95 million (Note 16). In 2019, the company recorded restructuring and other income, net, of $334 million, including $482 million of net gains on the sale of businesses, principally the Anatomical Pathology business (Note 2). The restructuring projects for which charges were incurred in 2020 are expected to result in annual cost savings of approximately $55 million beginning in part in 2020 and, to a greater extent, in 2021. The restructuring actions for which charges were incurred in 2019 resulted in annual cost savings of approximately $60 million beginning in part in 2019 and to a greater extent in 2020.
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

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

(Dollars in millions)	2020	2019	Change

Revenues
Life Sciences Solutions	$12,168	$6,856	77%
Analytical Instruments	5,124	5,522	(7)%
Specialty Diagnostics	5,343	3,718	44%
Laboratory Products and Services	12,245	10,599	16%
Eliminations	(2,662)	(1,153)	131%

Consolidated Revenues	$32,218	$25,542	26%

Segment Income
Life Sciences Solutions	$6,109	$2,446	150%
Analytical Instruments	808	1,273	(37)%
Specialty Diagnostics	1,368	930	47%
Laboratory Products and Services	1,271	1,324	(4)%

Subtotal Reportable Segments	9,556	5,973	60%

Cost of Revenues Charges	(6)	(17)
Selling, General and Administrative Charges, Net	10	(62)
Restructuring and Other (Costs) Income, Net	(99)	413
Amortization of Acquisition-related Intangible Assets	(1,667)	(1,713)

Consolidated Operating Income	$7,794	$4,594	70%

Reportable Segments Income Margin	29.7%	23.4%

Consolidated Operating Income Margin	24.2%	18.0%
Income from the company’s reportable segments increased 60% to $9.56 billion in 2020 due primarily to profit on higher sales and, to a lesser extent, sales mix, offset in part by strategic growth investments.
Life Sciences Solutions

(Dollars in millions)	2020	2019	Change

Revenues	$12,168	$6,856	77%

Operating Income Margin	50.2%	35.7%	14.5 pt
Sales in the Life Sciences Solutions segment increased $5.31 billion to $12.17 billion in 2020. Sales increased $5.28 billion (77%) due to higher revenues at existing businesses. The favorable effects of currency translation resulted in an increase in revenues of $29 million. The increase in revenues at existing businesses was primarily driven by demand for testing to diagnose COVID-19 with higher sales of genetic sciences products and, to a lesser extent, bioscience products. Sales also grew due to higher demand for bioproduction products.
Operating income margin was 50.2% in 2020 compared to 35.7% in 2019. The increase resulted primarily from profit on higher sales and, to a lesser extent, sales mix, offset in part by strategic growth investments.
Analytical Instruments

(Dollars in millions)	2020	2019	Change

Revenues	$5,124	$5,522	(7)%

Operating Income Margin	15.8%	23.1%	-7.3 pt

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)
Sales in the Analytical Instruments segment decreased $398 million to $5.12 billion in 2020. Sales decreased $437 million (-8%) due to lower revenues at existing businesses. The favorable effects of currency translation resulted in an increase in revenues of $39 million. The decrease in revenues at existing businesses was primarily the result of reduced demand from industrial customers following business slowing and closures due to COVID-19 and lower sales to academic customers due to pandemic-related closures. The segment returned to positive growth in the fourth quarter of 2020.
Operating income margin was 15.8% in 2020 compared to 23.1% in 2019. The decrease was primarily due to sales mix, the decrease in sales, a $108 million charge related to a long-term supply contract (discussed in Note 12), and, to a lesser extent, strategic growth investments, offset in part by productivity improvements.
Specialty Diagnostics

(Dollars in millions)	2020	2019	Change

Revenues	$5,343	$3,718	44%

Operating Income Margin	25.6%	25.0%	0.6 pt
Sales in the Specialty Diagnostics segment increased $1.63 billion to $5.34 billion in 2020. Sales increased $1.73 billion (48%) due to higher revenues at existing businesses. The favorable effects of currency translation resulted in an increase in revenues of $14 million and the divestiture of the Anatomical Pathology business in June 2019 decreased revenues by $121 million. The increase in revenues at existing businesses was due to higher demand primarily driven by products addressing treatment of COVID-19, with particular strength in sales of products sold through the segment's healthcare market channel business, and to a lesser extent, microbiology and clinical diagnostics products. These increases were offset in part by lower sales in some of the segment’s businesses due to pandemic-related reductions in demand.
Operating income margin was 25.6% in 2020 and 25.0% in 2019. The increase was primarily due to profit on higher sales, offset in part by sales mix and, to a lesser extent, strategic growth investments.
Laboratory Products and Services

(Dollars in millions)	2020	2019	Change

Revenues	$12,245	$10,599	16%

Operating Income Margin	10.4%	12.5%	-2.1 pt
Sales in the Laboratory Products and Services segment increased $1.65 billion to $12.25 billion in 2020. Sales increased $1.41 billion (13%) due to higher revenues at existing businesses and $184 million due to acquisitions. The favorable effects of currency translation resulted in an increase in revenues of $52 million. The increase in revenues at existing businesses was primarily due to increased demand for products sold through its research and safety market channel business and, to a lesser extent, service offerings of the segment's pharma services business. The increase in demand was driven by pandemic response as well as the segment’s other products and services.
Operating income margin was 10.4% in 2020 and 12.5% in 2019. The decrease was primarily due to sales mix and strategic growth investments, offset in part by profit on higher sales and, to a lesser extent, productivity improvements.
Other Expense, Net
In 2020, the company recorded $81 million of financing costs for a terminated acquisition, primarily for amortization of loan commitment fees and entering into currency hedging contracts. In 2019, the company recorded $184 million of losses on the early extinguishment of debt, offset in part by $44 million of net gains on investments. The investment gains include a $28 million gain on the sale of a joint venture for net proceeds of $42 million. In the first quarter of 2021, the company recorded approximately $197 million of losses on the early extinguishment of debt (Note 10).
Provision for Income Taxes
The company recorded a provision for income taxes of $850 million in 2020 (effective tax rate of 11.8%). In 2020, the company implemented foreign tax credit planning in Sweden which resulted in $96 million of foreign tax credits, with no related incremental U.S. income tax expense and also recorded a net income tax benefit of $51 million from a domestication

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)
transaction involving the transfer of non-U.S. subsidiaries to the U.S.; a $47 million income tax benefit related to a foreign exchange loss for tax purposes on certain intercompany financing arrangements; and a $27 million tax benefit from tax audit settlements.
The company recorded a provision for income taxes of $374 million in 2019 (effective tax rate of 9.2%) including $191 million related to the gain on the sale of the Anatomical Pathology business. In 2019, the company recorded a $62 million income tax benefit related to a foreign exchange loss for tax purposes on certain intercompany financing arrangements; implemented foreign tax credit planning in Sweden which resulted in $75 million of foreign tax credits, with no related incremental U.S. income tax expense; and recorded a $79 million income tax benefit related to the deferred tax implications of intra-entity transactions which included a tax benefit to release a valuation allowance against net operating losses previously determined to be unrealizable.
The effective tax rate in both 2020 and 2019 was also affected by relatively significant earnings in lower tax jurisdictions. Due primarily to the non-deductibility of intangible asset amortization for tax purposes, the company’s cash payments for income taxes were higher than its income tax expense for financial reporting purposes and totaled $1.32 billion and $0.90 billion in 2020 and 2019, respectively.
The company expects its effective tax rate in 2021 will be between 11% and 13% based on currently forecasted rates of profitability in the countries in which the company conducts business and expected generation of foreign tax credits. The effective tax rate can vary significantly from period to period as a result of discrete income tax factors and events.
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
Contingent Liabilities
The company is contingently liable with respect to certain legal proceedings and related matters. An unfavorable outcome that differs materially from current accrual estimates, if any, for one or more of the matters described under the heading “Product Liability, Workers Compensation and Other Personal Injury Matters,” in Note 12 could have a material adverse effect on the company’s financial position as well as its results of operations and cash flows.

Liquidity and Capital Resources
Consolidated working capital (current assets less current liabilities) was $11.65 billion at December 31, 2020, compared with $5.70 billion at December 31, 2019. Included in working capital were cash and cash equivalents of $10.33 billion at December 31, 2020 and $2.40 billion at December 31, 2019. The increase in cash was primarily due to the issuance of long-term senior notes in March and April 2020 and higher cash flow from operations in 2020.
2020
Cash provided by operating activities was $8.29 billion during 2020. Cash provided by income was offset in part by investments in working capital. Increases in accounts receivable and inventories used cash of $1.30 billion and $508 million, respectively, primarily to support growth in sales. Changes in other assets and liabilities provided cash of $1.45 billion primarily due to the timing of incentive compensation payments and, to a lesser extent, customer billings. Cash payments for income taxes increased to $1.32 billion during 2020, compared with $0.90 billion in 2019.
During 2020, the company’s investing activities used $1.51 billion of cash, principally for the purchase of property, plant and equipment. In January and February 2021, the company completed acquisitions for approximately $950 million in cash plus contingent consideration and entered an agreement to acquire another business for $450 million in cash plus contingent consideration (Note 17).

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Liquidity and Capital Resources (continued)
The company’s financing activities provided $959 million of cash during 2020. Issuance of senior notes provided cash of $3.46 billion. Repayment of senior notes used cash of $713 million. The company’s financing activities also included the repurchase of $1.50 billion of the company's common stock and the payment of $337 million in cash dividends, offset in part by $196 million of net proceeds from employee stock option exercises. On November 8, 2019, the Board of Directors authorized the repurchase of up to $2.50 billion of the company’s common stock. On November 5, 2020, the Board of Directors replaced the existing authorization to repurchase the company’s common stock, of which $1.00 billion was remaining, with a new authorization to repurchase up to $2.50 billion of the company’s common stock. Early in the first quarter of 2021, the company repurchased $1.50 billion of the company's common stock. At February 24, 2021, authorization remained for $1.00 billion of future repurchases of the company’s common stock.
As of December 31, 2020, the company’s short-term debt totaled $2.63 billion, substantially all of which was redeemed in January 2021. The company has a revolving credit facility with a bank group that provides up to $3.00 billion of unsecured multi-currency revolving credit (Note 10). If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of December 31, 2020, no borrowings were outstanding under the company’s revolving credit facility, although available capacity was reduced by approximately $31 million as a result of outstanding letters of credit.
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
The company believes that its existing cash and cash equivalents of $10.33 billion as of December 31, 2020 and its future cash flow from operations together with available borrowing capacity under its revolving credit agreement will be sufficient to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months.
The company expects that for 2021, expenditures for property, plant and equipment, net of disposals, will be between $2.2 and $2.4 billion.
In addition to the obligations on the balance sheet at December 31, 2020, which include debt (Note 10), unrecognized tax benefits (Note 8), operating leases (Note 11) and pension obligations (Note 7), the company has entered into unconditional purchase obligations, in the ordinary course of business, that include agreements to purchase goods, services or fixed assets and to pay royalties (Note 12).
2019
Cash provided by operating activities was $4.97 billion during 2019. Cash provided by income was offset in part by increased investments in working capital. Increases in accounts receivable and inventories used cash of $225 million and $458 million, respectively, primarily to support growth in sales. Changes in other assets and liabilities used cash of $198 million primarily due to the timing of customer billings and tax refunds, offset in part by advanced payments from customers. Cash payments for income taxes increased to $896 million during 2019, compared with $591 million in 2018.
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

THERMO FISHER SCIENTIFIC INC.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
The company is exposed to market risk from changes in interest rates and currency exchange rates, which could affect its future results of operations and financial condition. The company manages its exposure to these risks through its regular operating and financing activities. The company has periodically hedged interest rate risks of fixed-rate instruments with offsetting interest rate swaps. Additionally, the company uses short-term forward and option contracts primarily to hedge certain balance sheet and operational exposures resulting from changes in currency exchange rates. Such exposures result from purchases, sales, cash and intercompany loans that are denominated in currencies other than the functional currencies of the respective operations. The currency-exchange contracts principally hedge transactions denominated in Swiss franc, euro, British pounds sterling, Canadian dollars, Hong Kong dollars, Japanese yen and Czech koruna. Income and losses arising from these derivative contracts are recognized as offsets to losses and income resulting from the underlying exposure being hedged. The company does not enter into speculative derivative agreements.
Interest Rates
The company is exposed to changes in interest rates while conducting normal business operations as a result of ongoing investing and financing activities, which affect the company’s debt as well as cash and cash equivalents. As of December 31, 2020, the company’s debt portfolio was comprised primarily of fixed rate borrowings. The fair market value of the company’s fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The total estimated fair value of the company’s debt at December 31, 2020 was $24.67 billion (Note 14). Fair values were determined from available market prices using current interest rates and terms to maturity. If interest rates were to decrease by 100 basis points, the fair value of the company’s debt at December 31, 2020 would increase by approximately $1.52 billion. If interest rates were to increase by 100 basis points, the fair value of the company’s debt at December 31, 2020 would decrease by approximately $1.92 billion.
In addition, interest rate changes would result in a change in the company’s interest expense due to variable-rate debt instruments including swap arrangements. In 2020, a 100 basis point increase in interest rates on the swap arrangements and variable-rate debt would have increased the company’s annual pre-tax interest expense by approximately $14 million.
Currency Exchange Rates
The company views its investment in international subsidiaries with a functional currency other than the U.S. dollar as permanent. The company’s investment in international subsidiaries is sensitive to fluctuations in currency exchange rates. The functional currencies of the company’s international subsidiaries are principally denominated in euro, British pounds sterling, Swedish kronor, Canadian dollars, Swiss franc, Norwegian kroner and Danish kroner. The effect of a change in the period ending currency exchange rates on the company’s net investment in international subsidiaries is reflected in the “accumulated other comprehensive items” component of shareholders’ equity. The company also uses foreign currency-denominated debt to partially hedge its net investments in foreign operations against adverse movements in exchange rates. A 10% depreciation in year-end 2020 functional currencies, relative to the U.S. dollar, would result in a reduction of shareholders’ equity of approximately $1.22 billion.
The fair value of forward currency-exchange contracts is sensitive to changes in currency exchange rates. The fair value of forward currency-exchange contracts is the estimated amount that the company would pay or receive upon termination of the contract, taking into account the change in currency exchange rates. A 10% depreciation in year-end 2020 non-functional currency exchange rates related to the company’s contracts would result in an additional unrealized loss on forward currency-exchange contracts of $410 million. A 10% appreciation in year-end 2020 non-functional currency exchange rates related to the company’s contracts would result in an unrealized gain on forward currency-exchange contracts of $348 million. The unrealized gains or losses on forward currency-exchange contracts resulting from changes in currency exchange rates are expected to approximately offset losses or gains on the exposures being hedged.
Certain of the company’s cash and cash equivalents are denominated in currencies other than the functional currency of the depositor and are sensitive to changes in currency exchange rates. A 10% depreciation in the related year-end 2020 non-functional currency exchange rates applied to such cash balances would result in a negative impact of $18 million on the company’s net income.

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
Changes in Internal Control over Financial Reporting
There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended December 31, 2020, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
The company’s management, including the company’s chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The company’s management conducted an assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2020 based on criteria established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the company’s management concluded that, as of December 31, 2020, the company’s internal control over financial reporting was effective.
The company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the company’s internal control over financial reporting as of December 31, 2020, as stated in their report that appears on page F-2 of this Annual Report on Form 10-K.

Item 9B.    Other Information
Not applicable.

THERMO FISHER SCIENTIFIC INC.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information with respect to directors required by this Item will be contained in our definitive proxy statement to be filed with the SEC not later than 120 days after the close of business of the fiscal year (2021 Definitive Proxy Statement) and is incorporated in this report by reference.
The information with respect to executive officers required by this Item is included in Item 1 of Part I of this report.
The other information required by this Item will be contained in our 2021 Definitive Proxy Statement and is incorporated in this report by reference.

Item 11.    Executive Compensation
The information required by this Item will be contained in our 2021 Definitive Proxy Statement and is incorporated in this report by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be contained in our 2021 Definitive Proxy Statement and is incorporated in this report by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be contained in our 2021 Definitive Proxy Statement and is incorporated in this report by reference.

Item 14.    Principal Accountant Fees and Services
The information required by this Item will be contained in our 2021 Definitive Proxy Statement and is incorporated in this report by reference.

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

Date:	February 24, 2021	THERMO FISHER SCIENTIFIC INC.

		By:	/s/ Marc N. Casper
Marc N. Casper
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of February 24, 2021.

By:	/s/ Marc N. Casper	By:	/s/ Thomas J. Lynch
	Marc N. Casper		Thomas J. Lynch
	Chairman, President and Chief Executive Officer		Lead Director
(Principal Executive Officer)

By:	/s/ Stephen Williamson	By:	/s/ Jim P. Manzi
	Stephen Williamson		Jim P. Manzi
	Senior Vice President and Chief Financial Officer		Director
(Principal Financial Officer)

By:	/s/ Peter E. Hornstra	By:	/s/ James C. Mullen
	Peter E. Hornstra		James C. Mullen
	Vice President and Chief Accounting Officer		Director
(Principal Accounting Officer)

By:	/s/ Nelson J. Chai	By:	/s/ Lars R. Sørensen
	Nelson J. Chai		Lars R. Sørensen
	Director		Director

By:	/s/ C. Martin Harris	By:	/s/ Debora L. Spar
	C. Martin Harris		Debora L. Spar
	Director		Director

By:	/s/ Tyler E. Jacks	By:	/s/ Scott M. Sperling
	Tyler E. Jacks		Scott M. Sperling
	Director		Director

By:	/s/ R. Alexandra Keith	By:	/s/ Dion J. Weisler
	R. Alexandra Keith		Dion J. Weisler
	Director		Director

By:	/s/ Judy C. Lewent
Judy C. Lewent
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

3.4
Amended and Restated By-Laws of the Registrant, as amended and effective as of February 23, 2021 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed February 24, 2021 [File No. 1-8002] and incorporated in this document by reference).

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

4.15
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
4.16
Description of the Registrant’s Securities (filed as Exhibit 4.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 [File No. 1-8002] and incorporated in this document by reference).

10.1
Thermo Fisher Scientific Inc. Deferred Compensation Plan for Directors of the Registrant, as amended and restated on September 12, 2007 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2007 [File No. 1‑8002] and incorporated in this document by reference).*

10.2
Thermo Electron Corporation Deferred Compensation Plan, effective November 1, 2001 (filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001 [File No. 1-8002] and incorporated in this document by reference).*

10.3
Form of Amended and Restated Indemnification Agreement between the Registrant and its directors and officers (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-4 [Reg. No. 333-90661] and incorporated in this document by reference).*

10.4
Summary of Thermo Fisher Scientific Inc. Annual Director Compensation (filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 [File No. 1-8002] and incorporated in this document by reference).*

10.5
Summary of 2019 Annual Cash Incentive Plan Matters (set forth in Item 5.02 to the Registrant’s Current Report on Form 8-K filed February 28, 2019 [File No.1-8002] under the heading “Compensatory Arrangements of Certain Officers” and incorporated in this document by reference).*

10.6
Form of Noncompetition Agreement between the Registrant and certain key employees and executive officers (filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.7	Retirement Plan for Non-Employee Directors of Fisher Scientific International Inc. (filed as Exhibit 10.12 to Fisher Scientific International Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992 [File No. 1-10920] and incorporated in this document by reference).*
10.8
First Amendment to the Fisher Scientific International Inc. Retirement Plan for Non-Employee Directors (filed as Exhibit 10.04 to Fisher Scientific International Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 [File No. 1-10920] and incorporated in this document by reference).*

10.9
Amendment to Retirement Plan for Non-Employee Directors of Fisher Scientific International Inc. (filed as Exhibit 10.02 to Fisher Scientific International Inc.’s Current Report on Form 8-K filed March 7, 2006 [File No. 1-10920] and incorporated in this document by reference).*

10.10
Thermo Fisher Scientific Inc. Amended and Restated 2005 Deferred Compensation Plan, effective January 1, 2020 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2020 [File No. 1-8002] and incorporated in this document by reference).*

10.11
2009 Restatement of Executive Severance Agreement, between Marc Casper and the Registrant, dated November 21, 2009 (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed November 25, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.12
Executive Change In Control Retention Agreement, between Marc Casper and the Registrant, dated November 21, 2009 (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed November 25, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.13
Noncompetition Agreement, between Marc Casper and the Registrant, dated November 21, 2009 (filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed November 25, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.14
Amendment No. 1 to 2009 Restatement of Executive Severance Agreement, dated February 25, 2010, between the Registrant and Marc N. Casper (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 25, 2010 [File No. 1-8002] and incorporated in this document by reference).*

10.15
Amendment No. 2 to 2009 Restatement of Executive Severance Agreement, dated November 30, 2010, between the Registrant and Marc N. Casper (filed as Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 [File No. 1-8002] and incorporated in this document by reference).*

10.16
Amendment No. 1 to Executive Change In Control Retention Agreement, dated November 30, 2010, between Marc N. Casper and the Registrant (filed as Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 [File No. 1-8002] and incorporated in this document by reference).*

10.17
Amendment No. 2 to Executive Change in Control Retention Agreement, dated March 16, 2018, between Marc N. Casper and the Registrant (filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 [File No. 1-8002] and incorporated in this document by reference).*

10.18
Form of Executive Change in Control Retention Agreement for Officers (other than Marc Casper) (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 [File No. 1-8002] and incorporated in this document by reference).*

10.19
Form of Thermo Fisher Scientific Inc.’s Restricted Stock Unit Agreement for Directors (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2011 [File No. 1-8002] and incorporated in this document by reference).*

THERMO FISHER SCIENTIFIC INC.
EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.20
Form of Thermo Fisher Scientific Inc.’s Performance Restricted Stock Unit Agreement (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed February 27, 2013 [File No. 1-8002] and incorporated in this document by reference).*

10.21
Form of Thermo Fisher Scientific Inc.’s Restricted Stock Unit Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 27, 2013 [File No. 1-8002] and incorporated in this document by reference).*

10.22
Form of Performance Restricted Stock Unit Agreement between Thermo Fisher Scientific Inc. and Marc Casper (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed February 27, 2013 [File No. 1-8002] and incorporated in this document by reference).*

10.23
Form of Restricted Stock Unit Agreement between Thermo Fisher Scientific Inc. and Marc Casper (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 27, 2013 [File No. 1-8002] and incorporated in this document by reference).*

10.24
Form of Stock Option Agreement between Thermo Fisher Scientific Inc. and Marc Casper (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed February 27, 2013 [File No. 1-8002] and incorporated in this document by reference).*

10.25
Thermo Fisher Scientific Inc. 2013 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 23, 2013 [File No. 1-8002] and incorporated in this document by reference).*

10.26
Supplemental Executive Retirement Plan effective as of December 31, 2005, as amended and restated as of August 28, 2006 (filed as Exhibit 10.3 to Applera Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 [File No. 1-04389] and incorporated in this document by reference).*

10.27
Amendment to Supplemental Executive Retirement Plan, effective as of January 1, 2010 (filed as Exhibit 10.1 to Life Technologies Corporation’s Current Report on Form 8-K filed December 18, 2009 [File No. 000-25317] and incorporated in this document by reference).*

10.28
Noncompetition Agreement between the Registrant and Mark Stevenson, dated September 10, 2015 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2015 [File No. 1-8002] and incorporated in this document by reference).*

10.29
Form of Thermo Fisher Scientific Inc.’s Stock Option Agreement for Officers (filed as Exhibit 10.44 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016 [File No. 1-8002] and incorporated in this document by reference).*

10.30
Patheon N.V. 2016 Omnibus Incentive Plan (filed as Exhibit 10.2 to the Current Report on Form 8-K filed by Patheon N.V. on July 26, 2016 [File No. 001-37837] and incorporated in this document by reference).*

10.31
Amendment to Patheon N.V. 2016 Omnibus Incentive Plan, dated March 7, 2017 (filed as exhibit 4.5 to the Registrant's Registration Statement on Form S-8 filed August 29, 2017 [File No. 1-8002] and incorporated in this document by reference).*

10.32
Amendment to Patheon N.V. 2016 Omnibus Incentive Plan, dated August 23, 2017 (filed as exhibit 4.6 to the Registrant's Registration Statement on Form S-8 filed August 29, 2017 [File No. 1-8002] and incorporated in this document by reference).*

10.33
Credit Agreement, dated December 4, 2020, among Thermo Fisher Scientific Inc., certain Subsidiaries of Thermo Fisher Scientific Inc. from time to time party thereto, Bank of America, N.A., as Administrative Agent and each lender from time to time party thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 4, 2020 [File No. 1-8002] and incorporated in this document by reference).

10.34
Form of Performance Restricted Stock Unit Agreement effective February 26, 2019 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2019 [File No. 1-8002] and incorporated in this document by reference).*

10.35
Form of Performance Restricted Stock Unit Agreement for Marc Casper effective February 26, 2019 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2019 [File No. 1-8002] and incorporated in this document by reference).*

10.36
Letter Agreement between the Registrant and Michel Lagarde dated August 28, 2017 (filed as Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 [File No. 1-8002] and incorporated in this document by reference).*

10.37
Option Agreement Under the Patheon N.V. 2016 Omnibus Incentive Plan between Patheon N.V. and Michel Lagarde dated July 20, 2016 (filed as Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 [File No. 1-8002] and incorporated in this document by reference).*

10.38
Option Agreement Under the Patheon N.V. 2016 Omnibus Incentive Plan between Patheon N.V. and Michel Lagarde dated March 23, 2017 (filed as Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 [File No. 1-8002] and incorporated in this document by reference).*

10.39
Thermo Fisher Scientific Inc. Executive Severance Policy (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2019 [File No. 1-8002] and incorporated in this document by reference).*

THERMO FISHER SCIENTIFIC INC.
EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.40
Form of Noncompetition Agreement between the Registrant and certain key employees and executive officers (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2019 [File No. 1-8002] and incorporated in this document by reference).*

10.41
Form of Thermo Fisher Scientific Inc.’s Performance Restricted Stock Unit Agreement (filed as Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 [File No. 1-8002] and incorporated in this document by reference).*

10.42
Form of Thermo Fisher Scientific Inc.’s Restricted Stock Unit Agreement (filed as Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 [File No. 1-8002] and incorporated in this document by reference).*

10.43
Form of Thermo Fisher Scientific Inc.’s Stock Option Agreement for Officers (filed as Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 [File No. 1-8002] and incorporated in this document by reference).*

10.44
Form of Performance Restricted Stock Unit Agreement between Thermo Fisher Scientific Inc. and Marc Casper (filed as Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 [File No. 1-8002] and incorporated in this document by reference).*

10.45
Form of Restricted Stock Unit Agreement between Thermo Fisher Scientific Inc. and Marc Casper (filed as Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 [File No. 1-8002] and incorporated in this document by reference).*

10.46
Form of Stock Option Agreement between Thermo Fisher Scientific Inc. and Marc Casper (filed as Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 [File No. 1-8002] and incorporated in this document by reference).*

10.47	Form of Restricted Stock Unit Agreement between Thermo Fisher Scientific Inc. and Marc Casper*
10.48	Form of Performance Restricted Stock Unit Agreement between Thermo Fisher Scientific Inc. and Marc Casper*
10.49	Form of Thermo Fisher Scientific Inc.’s Performance Restricted Stock Unit Agreement*
21	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(b) and 15d-14(b), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(b) and 15d-14(b), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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
INDEX OF CONSOLIDATED FINANCIAL STATEMENTS

The following Consolidated Financial Statements of the Registrant and its subsidiaries are required to be included in Item 15:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Thermo Fisher Scientific Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of Thermo Fisher Scientific Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Goodwill impairment assessment
As described in Note 1 to the consolidated financial statements, the Company’s consolidated goodwill balance was $26,041 million as of December 31, 2020. Management assesses goodwill for impairment at the reporting unit level annually and whenever events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Management estimates the fair values of its reporting units by using forecasts of discounted future cash flows and peer market multiples. The Company would record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (limited to the amount of goodwill). As disclosed by management, estimates of discounted future cash flows require management to make assumptions related to revenue and operating income growth rates, discount rates and other factors. Management also considers peer revenues and earnings trading multiples from companies that have operational and financial characteristics that are similar to the respective reporting units and estimates weighted average costs of capital.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment is a critical audit matter are (i) the significant judgment by management when estimating the fair value of the reporting units, (ii) a high degree of auditor judgment and effort in performing procedures to evaluate management’s significant assumptions related to discount rates and peer market multiples, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the goodwill impairment assessment, including controls over the valuation of the Company’s reporting units. These procedures also included, among others, testing management’s process for developing the fair value estimates; evaluating the appropriateness of the discounted cash flow and market models; testing the completeness, accuracy, and relevance of underlying data used in the models; and evaluating the significant assumptions used by management related to the discount rates, the terminal growth rates and peer market multiples. Evaluating management’s assumptions related to the terminal growth rates involved evaluating whether the assumptions used were reasonable considering the consistency with external market data. Evaluating management’s assumptions related to the peer market multiples involved evaluating the population of peer companies used in the analyses and testing selected market data used by management to determine the multiples by comparison to publicly available information. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow models and the discount rate assumptions.
Income taxes
As described in Notes 1 and 8 to the consolidated financial statements, the Company’s total income tax expense for the period ended December 31, 2020 was $850 million. The Company has deferred income tax liabilities, net, of $1,105 million (including a valuation allowance of $933 million) and unrecognized income tax benefits of $1,091 million as of December 31, 2020. As disclosed by management, the Company operates in numerous countries under many legal forms and, as a result, is subject to the jurisdiction of numerous domestic and non-U.S. tax authorities, as well as to tax agreements and treaties among these governments. Determination of taxable income in any jurisdiction requires management to interpret the related tax laws and regulations and to use estimates and assumptions regarding significant future events, such as the amount, timing and character of deductions, permissible revenue recognition methods under the tax law and the sources and character of income and tax credits. Management assesses income tax positions and records tax benefits for all years subject to examination based upon evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, management has recorded the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Management estimates the degree to which tax assets will result in a benefit, after consideration of all positive and negative evidence, and provides a valuation allowance for tax assets that it believes will more likely than not go unused. In situations in which management has been able to determine that the Company’s deferred tax assets will be realized, that determination generally relies on future reversals of taxable temporary differences and expected future taxable income. If it becomes more likely than not that a tax asset will be used, management reverses the related valuation allowance.
The principal considerations for our determination that performing procedures relating to income taxes is a critical audit matter are (i) the significant judgment by management when determining the provision for income taxes, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits due to numerous and complex tax laws, the frequency of tax filings, as well as judgments regarding the realizability of deferred tax assets, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the provision for income taxes, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the provision for income taxes, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits, including controls over the realizability of deferred tax assets. These procedures also included, among others, (i) testing the accuracy of the income tax provision, including the rate reconciliation and permanent and temporary differences, (ii) evaluating whether the data utilized in the calculation of the provision for income taxes was appropriate and consistent with evidence obtained in other areas of the audit, (iii) evaluating management’s assessment of the realizability of deferred tax assets on a jurisdictional basis, (iv) evaluating the identification of reserves for unrecognized tax benefits and the reasonableness of the “more likely than not” determination in consideration of jurisdictions, court decisions, legislative actions, statutes of limitations, and developments in tax examinations, (v) testing the calculation of the liability for unrecognized tax benefits by jurisdiction, including estimates of the amount of tax benefit expected to be sustained, and (vi) evaluating the adequacy of the Company’s disclosures. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of management’s judgments and estimates related to the application of foreign and domestic tax laws and regulations.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 24, 2021

We have served as the Company’s auditor since 2002.

THERMO FISHER SCIENTIFIC INC.
CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
(In millions except share and per share amounts)	2020	2019

Assets
Current Assets:
Cash and cash equivalents	$10,325	$2,399
Accounts receivable, less allowances of $135 and $102	5,741	4,349
Inventories	4,029	3,370
Contract assets, net	731	603
Other current assets	1,131	1,172

Total current assets	21,957	11,893

Property, Plant and Equipment, Net	5,912	4,749
Acquisition-related Intangible Assets, Net	12,685	14,014
Other Assets	2,457	2,011
Goodwill	26,041	25,714

Total Assets	$69,052	$58,381

Liabilities and Shareholders' Equity
Current Liabilities:
Short-term obligations and current maturities of long-term obligations	$2,628	$676
Accounts payable	2,175	1,920
Accrued payroll and employee benefits	1,916	1,010
Contract liabilities	1,271	916
Other accrued expenses	2,314	1,675

Total current liabilities	10,304	6,197

Deferred Income Taxes	1,794	2,192
Other Long-term Liabilities	3,340	3,241
Long-term Obligations	19,107	17,076

Commitments and Contingencies (Note 12)

Shareholders' Equity:
Preferred stock, $100 par value, 50,000 shares authorized; none issued
Common stock, $1 par value, 1,200,000,000 shares authorized; 437,088,297 and 434,416,804 shares issued	437	434
Capital in excess of par value	15,579	15,064
Retained earnings	28,116	22,092
Treasury stock at cost, 40,417,789 and 35,676,421 shares	(6,818)	(5,236)
Accumulated other comprehensive items	(2,807)	(2,679)

Total shareholders' equity	34,507	29,675

Total Liabilities and Shareholders' Equity	$69,052	$58,381

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.
CONSOLIDATED STATEMENT OF INCOME

	Year Ended
	December 31,	December 31,	December 31,
(In millions except per share amounts)	2020	2019	2018

Revenues
Product revenues	$25,306	$19,496	$18,868
Service revenues	6,912	6,046	5,490

Total revenues	32,218	25,542	24,358

Costs and Operating Expenses:
Cost of product revenues	11,407	10,037	9,682
Cost of service revenues	4,807	4,177	3,819
Selling, general and administrative expenses	6,930	6,144	6,057
Research and development expenses	1,181	1,003	967
Restructuring and other costs (income), net	99	(413)	50

Total costs and operating expenses	24,424	20,948	20,575

Operating Income	7,794	4,594	3,783
Interest Income	65	224	137
Interest Expense	(553)	(676)	(667)
Other (Expense) Income, Net	(81)	(72)	9

Income Before Income Taxes	7,225	4,070	3,262
Provision for Income Taxes	(850)	(374)	(324)

Net Income	$6,375	$3,696	$2,938

Earnings per Share
Basic	$16.09	$9.24	$7.31
Diluted	$15.96	$9.17	$7.24

Weighted Average Shares
Basic	396	400	402
Diluted	399	403	406

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.
 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended
	December 31,	December 31,	December 31,
(In millions)	2020	2019	2018

Comprehensive Income
Net Income	$6,375	$3,696	$2,938

Other Comprehensive Items:
Currency translation adjustment:
Currency translation adjustment (net of tax (benefit) provision of $(221), $25 and $84)	(118)	(107)	(434)
Reclassification adjustment for losses included in net income	—	30	—
Unrealized gains and losses on hedging instruments:
Unrealized losses on hedging instruments (net of tax benefit of $20, $12 and $0)	(65)	(38)	—
Reclassification adjustment for losses included in net income (net of tax benefit of $14, $6 and $3)	45	19	9
Pension and other postretirement benefit liability adjustments:
Pension and other postretirement benefit liability adjustments arising during the period (net of tax (benefit) provision of $(1), $(31) and $2)	(8)	(93)	3
Amortization of net loss and prior service benefit included in net periodic pension cost (net of tax benefit of $4, $2 and $5)	18	8	15

Total other comprehensive items	(128)	(181)	(407)

Comprehensive Income	$6,247	$3,515	$2,531

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended
	December 31,	December 31,	December 31,
(In millions)	2020	2019	2018

Operating Activities
Net income	$6,375	$3,696	$2,938

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	658	564	526
Amortization of acquisition-related intangible assets	1,667	1,713	1,741
Change in deferred income taxes	(552)	(302)	(379)
Gain on sales of businesses	—	(482)	—
Stock-based compensation	196	181	181
Loss on early extinguishment of debt	—	184	3
Other non-cash expenses, net	340	84	103
Changes in assets and liabilities, excluding the effects of acquisitions and disposition:
Accounts receivable	(1,302)	(225)	(366)
Inventories	(508)	(458)	(324)
Accounts payable	59	266	201
Contributions to retirement plans	(96)	(50)	(93)
Other	1,452	(198)	12

Net cash provided by operating activities	8,289	4,973	4,543

Investing Activities
Acquisitions, net of cash acquired	(38)	(1,843)	(536)
Proceeds from sale of business, net of cash divested	—	1,128	—
Purchase of property, plant and equipment	(1,474)	(926)	(758)
Proceeds from sale of property, plant and equipment	8	36	50
Other investing activities, net	(6)	118	(9)

Net cash used in investing activities	(1,510)	(1,487)	(1,253)

Financing Activities
Net proceeds from issuance of debt	3,464	5,638	690
Repayment of debt	(713)	(6,360)	(2,052)
Proceeds from issuance of commercial paper	383	2,781	5,060
Repayments of commercial paper	(387)	(3,464)	(5,254)
Purchases of company common stock	(1,500)	(1,500)	(500)
Dividends paid	(337)	(297)	(266)
Net proceeds from issuance of company common stock under employee stock plans	196	153	136
Other financing activities, net	(147)	(69)	(51)

Net cash provided by (used in) financing activities	959	(3,118)	(2,237)

Exchange Rate Effect on Cash	176	(63)	(297)

Increase in Cash, Cash Equivalents and Restricted Cash	7,914	305	756
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	2,422	2,117	1,361

Cash, Cash Equivalents and Restricted Cash at End of Year	$10,336	$2,422	$2,117

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Total Shareholders' Equity
(In millions)	Shares	Amount			Shares	Amount

Balance at December 31, 2017	428	$428	$14,177	$15,914	27	$(3,103)	$(2,003)	$25,413

Cumulative effect of accounting changes	—	—	—	118	—	—	(88)	30
Issuance of shares under employees' and directors' stock plans	4	4	236	—	—	(62)	—	178
Stock-based compensation	—	—	181	—	—	—	—	181
Purchases of company common stock	—	—	—	—	2	(500)	—	(500)
Dividends declared ($0.68 per share)	—	—	—	(274)	—	—	—	(274)
Net income	—	—	—	2,938	—	—	—	2,938
Other comprehensive items	—	—	—	—	—	—	(407)	(407)
Other	—	—	27	—	—	—	—	27

Balance at December 31, 2018	432	432	14,621	18,696	29	(3,665)	(2,498)	27,586

Cumulative effect of accounting changes	—	—	—	4	—	—	—	4
Issuance of shares under employees' and directors' stock plans	2	2	262	—	1	(71)	—	193
Stock-based compensation	—	—	181	—	—	—	—	181
Purchases of company common stock	—	—	—	—	6	(1,500)	—	(1,500)
Dividends declared ($0.76 per share)	—	—	—	(304)	—	—	—	(304)
Net income	—	—	—	3,696	—	—	—	3,696
Other comprehensive items	—	—	—	—	—	—	(181)	(181)

Balance at December 31, 2019	434	434	15,064	22,092	36	(5,236)	(2,679)	29,675

Cumulative effect of accounting change	—	—	—	(1)	—	—	—	(1)
Issuance of shares under employees' and directors' stock plans	3	3	319	—	—	(82)	—	240
Stock-based compensation	—	—	196	—	—	—	—	196
Purchases of company common stock	—	—	—	—	4	(1,500)	—	(1,500)
Dividends declared ($0.88 per share)	—	—	—	(350)	—	—	—	(350)
Net income	—	—	—	6,375	—	—	—	6,375
Other comprehensive items	—	—	—	—	—	—	(128)	(128)

Balance at December 31, 2020	437	$437	$15,579	$28,116	40	$(6,818)	$(2,807)	$34,507

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
Revenue Recognition
Consumables revenues consist of single-use products and are recognized at a point in time following the transfer of control of such products to the customer, which generally occurs upon shipment. Instruments revenues typically consist of longer-lived assets that, for the substantial majority of sales, are recognized at a point in time in a manner similar to consumables. Service revenues (clinical trial logistics, pharmaceutical development and manufacturing services, asset management, diagnostic testing, training, service contracts, and field services including related time and materials) are recognized over time as customers receive and consume the benefits of such services. For revenues recognized over time, the company generally uses costs accumulated relative to total estimated costs to measure progress as this method approximates satisfaction of the performance obligation. For contracts that contain multiple performance obligations, the company allocates the consideration to which it expects to be entitled (i.e., the transaction price) to each performance obligation based on relative standalone selling prices and recognizes the related revenues when or as control of each individual performance obligation is transferred to customers. The company exercises judgment in determining the timing of revenue by analyzing the point in time or the period over which the customer has the ability to direct the use of and obtain substantially all of the remaining benefits of the asset. The company immediately expenses contract costs that would otherwise be capitalized and amortized over a period of less than one year.
Payments from customers for most instruments and consumables are typically due in a fixed number of days after shipment or delivery of the product. Service arrangements commonly call for payments in advance of performing the work (e.g. extended service contracts), upon completion of the service (e.g. pharmaceutical development and manufacturing) or a mix of both. Some arrangements include variable amounts of consideration that arise from discounts, rebates, and other programs and practices. In such arrangements, the company estimates the amount by which to reduce the stated contract amount to reflect the transaction price.
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The changes in the allowance for doubtful accounts are as follows:

	Year Ended December 31,
(In millions)	2020	2019	2018

Balance at Beginning of Year	$102	$117	$109
Cumulative effect of accounting change	1	—	—
Provision charged to expense	63	20	18
Accounts written off	(34)	(32)	(12)
Acquisitions, currency translation and other	3	(3)	2

Balance at End of Year	$135	$102	$117
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
Contract liabilities include billings in excess of revenues recognized, such as those resulting from customer advances and deposits and unearned revenues on service contracts. Contract liabilities are classified as current or noncurrent based on the periods over which remaining performance obligations are expected to be transferred to customers. Noncurrent contract liabilities are included within other long-term liabilities in the accompanying balance sheet. Contract assets and liabilities are presented on a net basis in the consolidated balance sheet if they arise from different performance obligations in the same contract. Contract asset and liability balances are as follows:

	December 31,	December 31,
(In millions)	2020	2019

Current Contract Assets, Net	$731	$603
Noncurrent Contract Assets, Net	11	17
Current Contract Liabilities	1,271	916
Noncurrent Contract Liabilities	763	594
Substantially all of the current contract liabilities balance at December 31, 2019 and 2018 was recognized in revenues during 2020 and 2019, respectively.
Warranty Obligations
The company provides for the estimated cost of standard product warranties, primarily from historical information, in cost of product revenues at the time product revenues are recognized. While the company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component supplies, the company’s warranty obligation is affected by product failure rates, utilization levels, material usage, service delivery costs incurred in correcting a product failure and supplier warranties on parts delivered to the company. Should actual product failure rates, utilization levels, material usage, service delivery costs or supplier warranties on parts differ from the company’s estimates, revisions to the estimated warranty liability would be required. The liability for warranties is included in other accrued expenses in the accompanying balance sheet. Extended warranty agreements are considered service contracts, which are discussed above. Costs of service contracts are recognized as incurred. The changes in the carrying amount of standard product warranty obligations are as follows:

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended
	December 31,	December 31,
(In millions)	2020	2019

Balance at Beginning of Year	$93	$92
Provision charged to expense	115	115
Usage	(108)	(112)
Adjustments to previously provided warranties, net	(3)	(2)
Currency translation	3	—

Balance at End of Year	$100	$93
Leases
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
Because most of the company’s leases do not provide an implicit rate, the company estimates incremental borrowing rates based on the information available at the commencement date in determining the present value of lease payments. The company uses the implicit rate when readily determinable. Lease terms include the effect of options to extend or terminate the lease when it is reasonably certain that the company will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term.
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
Earnings per Share
Basic earnings per share has been computed by dividing net income by the weighted average number of shares outstanding during the year. Except where the result would be antidilutive to net income, diluted earnings per share has been computed using the treasury stock method for outstanding stock options and restricted units.
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

	December 31,	December 31,
(In millions)	2020	2019

Raw Materials	$1,305	$971
Work in Process	540	517
Finished Goods	2,184	1,882

Inventories	$4,029	$3,370
The value of inventories maintained using the LIFO method was $274 million and $268 million at December 31, 2020 and 2019, respectively, which was below estimated replacement cost by $49 million and $39 million, respectively. Reductions to cost of revenues as a result of the liquidation of LIFO inventories were nominal during the three years ended December 31, 2020.
Property, Plant and Equipment
Property, plant and equipment are recorded at cost. The costs of additions and improvements are capitalized, while maintenance and repairs are charged to expense as incurred. The company generally provides for depreciation and amortization using the straight-line method over the estimated useful lives of the property as follows: buildings and improvements, 25 to 40 years; machinery and equipment (including software), 3 to 10 years; and leasehold improvements, the shorter of the term of the lease or the life of the asset. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are eliminated from the accounts and the resulting gain or loss is reflected in the accompanying statement of income. Property, plant and equipment consists of the following:

	December 31,	December 31,
(In millions)	2020	2019

Land	$410	$396
Buildings and Improvements	2,192	1,873
Machinery, Equipment and Leasehold Improvements	6,975	5,495

Property, Plant and Equipment, at Cost	9,577	7,764
Less: Accumulated Depreciation and Amortization	3,665	3,015

Property, Plant and Equipment, Net	$5,912	$4,749

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

	Balance at December 31, 2020			Balance at December 31, 2019
(In millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Definite Lived:
Customer relationships	$16,593	$(7,450)	$9,143	$16,906	$(6,997)	$9,909
Product technology	5,523	(3,532)	1,991	5,544	(3,121)	2,423
Tradenames	1,213	(897)	316	1,300	(869)	431
Other	—	—	—	9	(9)	—

	23,329	(11,879)	11,450	23,759	(10,996)	12,763
Indefinite Lived:
Tradenames	1,235	N/A	1,235	1,235	N/A	1,235
In-process research and development	—	N/A	—	16	N/A	16

	1,235	N/A	1,235	1,251	N/A	1,251

Acquisition-related Intangible Assets	$24,564	$(11,879)	$12,685	$25,010	$(10,996)	$14,014
The estimated future amortization expense of acquisition-related intangible assets with definite lives is as follows:

(In millions)

2021	$1,591
2022	1,441
2023	1,365
2024	1,201
2025	1,101
2026 and Thereafter	4,751

Estimated Future Amortization Expense of Definite-lived Intangible Assets	$11,450
Other Assets
Other assets in the accompanying balance sheet include operating lease right-of-use assets, deferred tax assets, pension assets, cash surrender value of life insurance, insurance recovery receivables related to product liability matters, investments, certain intangible assets and other assets.
At December 31, 2020 and 2019, the company had $43 million and $52 million, respectively, of intangible assets not derived from acquisitions, net of accumulated amortization, which are being amortized using the straight-line method over their estimated useful lives, which range from 2 to 20 years.
Equity investments that do not have readily determinable fair values are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investments of the same issuer. The company performs qualitative assessments to identify impairments of these investments. At December 31, 2020 and 2019, the company had such investments with carrying amounts of $28 million and $34 million, respectively, which are included in other assets.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Goodwill
The company assesses goodwill for impairment at the reporting unit level annually and whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Such events or circumstances generally include the occurrence of operating losses or a significant decline in earnings associated with one or more of the company’s reporting units. The company is permitted to first assess qualitative factors to determine whether the quantitative goodwill impairment test is necessary. If the qualitative assessment results in a determination that the fair value of a reporting unit is more likely than not less than its carrying amount, the company performs a quantitative goodwill impairment test. The company may bypass the qualitative assessment for the reporting unit in any period and proceed directly to the goodwill impairment test. The company estimates the fair value of its reporting units by using forecasts of discounted future cash flows and peer market multiples. The company would record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (limited to the amount of goodwill). The company determined that no impairments existed in 2020, 2019 or 2018.
The changes in the carrying amount of goodwill by segment are as follows:

(In millions)	Life Sciences Solutions	Analytical Instruments	Specialty Diagnostics	Laboratory Products and Services	Total

Balance at December 31, 2018	$8,548	$4,950	$3,735	$8,114	$25,347
Acquisitions	—	9	—	938	947
Finalization of purchase price allocations for 2018 acquisitions	(2)	—	—	—	(2)
Sale of a business	—	—	(478)	—	(478)
Currency translation	(3)	(38)	(72)	11	(102)
Other	1	7	(1)	(5)	2

Balance at December 31, 2019	8,544	4,928	3,184	9,058	25,714
Acquisition	35	—	—	—	35
Currency translation	11	151	186	(56)	292

Balance at December 31, 2020	$8,590	$5,079	$3,370	$9,002	$26,041
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
Currency Translation
All assets and liabilities of the company’s subsidiaries operating in non-U.S. dollar currencies are translated at period-end exchange rates. Resulting translation adjustments are reflected in the “accumulated other comprehensive items” component of shareholders’ equity. Revenues and expenses are translated at average exchange rates for the period. Currency transaction gains are included in the accompanying statement of income and in aggregate were $24 million, $52 million and $19 million in 2020, 2019 and 2018, respectively.
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The company uses short-term forward and option currency exchange contracts primarily to hedge certain balance sheet and operational exposures resulting from changes in currency exchange rates, predominantly intercompany loans and cash balances that are denominated in currencies other than the functional currencies of the respective operations. The currency-exchange contracts principally hedge transactions denominated in Swiss franc, euro, British pounds sterling, Canadian dollars, Hong Kong dollars, Japanese yen and Czech koruna. The company does not hold or engage in transactions involving derivative instruments for purposes other than risk management.
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
The company’s estimates include, among others, asset reserve requirements as well as the amounts of future cash flows associated with certain assets and businesses that are used in assessing the risk of impairment. Risks and uncertainties associated with the ongoing COVID-19 global pandemic materially adversely affected certain of the company’s businesses in 2020, particularly in the Analytical Instruments segment and, to a lesser extent, some businesses within the other three segments. The extent and duration of negative impacts continuing into 2021 are uncertain and may require changes to estimates. Actual results could differ from those estimates.
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In February 2018, the FASB issued new guidance to allow reclassifications from accumulated other comprehensive items (AOCI) to retained earnings for certain tax effects on items within AOCI resulting from the Tax Cuts and Jobs Act of 2017 (the Tax Act). The company adopted this guidance in January 2018 and recorded the reclassifications in the period of adoption. The adoption of this guidance increased retained earnings and reduced accumulated other comprehensive items by $87 million and $89 million, respectively, on January 1, 2018. This guidance only relates to the effects of the Tax Act. For all other tax law changes that have occurred or may occur in the future, the company reclassifies the tax effects to the consolidated statement of income on an item-by-item basis when the pre-tax item in AOCI is reclassified to income.
In December 2017, the SEC staff issued guidance to address the application of accounting guidance in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act enacted on December 22, 2017. The company reported provisional amounts in its 2017 financial statements for certain income tax effects of the Tax Act for which a reasonable estimate could be determined. Adjustments to provisional amounts identified during the measurement period, which ended December 22, 2018, are included as adjustments to Provision for Income Taxes in 2018.
In August 2017, the FASB issued new guidance to simplify the application of hedge accounting guidance. Among other things, the new guidance will permit more hedging strategies to qualify for hedge accounting, allow for additional time to perform an initial assessment of a hedge’s effectiveness, and permit a qualitative effectiveness test for certain hedges after initial qualification. The company adopted this guidance in January 2018. The adoption of this guidance increased retained earnings by $3 million on January 1, 2018.
In October 2016, the FASB issued new guidance eliminating the deferral of the tax effects of intra-entity asset transfers. The impact of this guidance in future periods will be dependent on the extent of future asset transfers which usually occur in connection with planning around acquisitions and other business structuring activities. The adoption of this guidance reduced retained earnings by $20 million on January 1, 2018.
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
In February 2016, the FASB issued new guidance which requires lessees to record most leases on their balance sheets as lease liabilities, initially measured at the present value of the future lease payments, with corresponding right-of-use assets. The new guidance also sets forth new disclosure requirements related to leases. During 2017 - 2019, the FASB issued additional guidance and clarification. The company adopted this guidance in January 2019. The company elected to adopt the guidance using a modified retrospective method, by applying the transition approach as of the beginning of the period of adoption. Comparative periods have not been restated. As permitted upon transition, the company did not reassess whether any expired or existing contracts were or contained embedded leases, the lease classification for any expired or existing leases, initial direct costs for any leases, or whether land easements met the definition of a lease if they were not accounted for as leases under the prior guidance. The adoption of this guidance increased retained earnings by $4 million on January 1, 2019.
In January 2016, the FASB issued new guidance which affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. This guidance requires equity investments to be measured at fair value with subsequent changes recognized in net income, except for those accounted for under the equity method or requiring consolidation. The guidance also changes the accounting for investments without a readily determinable fair value and that do not qualify for the practical expedient permitted by the guidance to estimate fair value. The adoption of this guidance reduced retained earnings and increased accumulated other comprehensive items by $1 million on January 1, 2018.
In May 2014, the FASB issued new revenue recognition guidance which provides a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers and supersedes most previous revenue recognition guidance. The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity's nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. During 2016 and 2017, the FASB issued additional guidance and clarification, including the elimination of certain SEC Staff Guidance. The guidance is effective for the company in 2018. The company elected to adopt this guidance through application of the modified retrospective method by applying it to contracts that were not completed as of December 31, 2017 (in addition to new contracts in 2018 and thereafter). The adoption of this guidance increased retained earnings by $49 million on January 1, 2018.

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
2020
In 2020, the company acquired, within the Life Sciences Solutions segment, a U.S.-based provider of a spectral dye platform for high-resolution biology applications which will extend the company’s existing tools for protein and cell analysis applications, for a total purchase price of $63 million including the fair value of contingent consideration.
2019
On April 30, 2019, the company acquired, within the Laboratory Products and Services segment, Brammer Bio for approximately $1.67 billion in cash. Brammer Bio is a leading viral vector contract development and manufacturing organization for gene and cell therapies. The acquisition expanded the segment’s contract manufacturing capabilities. The purchase price exceeded the fair value of the identifiable net assets and, accordingly, $938 million was allocated to goodwill, $405 million of which is tax deductible.
In addition, in 2019 the company acquired, within the Analytical Instruments segment, a Slovakia-based provider of mass spectrometry software used for identification of compounds, and, within the Laboratory Products and Services segment, an active pharmaceutical ingredient manufacturing facility in Cork, Ireland, for an aggregate purchase price of $169 million.
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2018
On October 25, 2018, the company acquired, within the Life Sciences Solutions segment, Becton Dickinson and Company's Advanced Bioprocessing business for $477 million in cash. This North America-based business adds complementary cell culture products that expanded the segment’s bioproduction offerings to help customers increase yield during production of biologic drugs. The purchase price exceeded the fair value of the identifiable net assets and, accordingly, $146 million was allocated to goodwill, all of which is tax deductible.
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 3.    Revenues
Disaggregated Revenues
Revenues by type are as follows:

(In millions)	2020	2019	2018

Revenues
Consumables	$18,527	$13,109	$12,576
Instruments	6,779	6,387	6,292
Services	6,912	6,046	5,490

Consolidated revenues	$32,218	$25,542	$24,358
Revenues by geographic region based on customer location are as follows:

(In millions)	2020	2019	2018

Revenues
North America	$17,081	$12,896	$12,143
Europe	8,284	6,358	6,215
Asia-Pacific	5,822	5,524	5,250
Other regions	1,031	764	750

Consolidated revenues	$32,218	$25,542	$24,358
Each reportable segment earns revenues from consumables, instruments and services in North America, Europe, Asia-Pacific and other regions. See Note 4 for revenues by reportable segment and other geographic data.
Remaining Performance Obligations
The aggregate amount of the transaction price allocated to the remaining performance obligations for all open customer contracts as of December 31, 2020 was $12.81 billion. The company will recognize revenues for these performance obligations as they are satisfied, approximately 74% of which is expected to occur within the next twelve months.

Note 4.    Business Segment and Geographical Information
The company’s financial performance is reported in four segments. A description of each segment follows.
Life Sciences Solutions: provides an extensive portfolio of reagents, instruments and consumables used in biological and medical research, discovery and production of new drugs and vaccines as well as diagnosis of disease (including COVID-19 through its polymerase chain reaction (PCR) testing and sample preparation capabilities). These products and services are used by customers in pharmaceutical, biotechnology, agricultural, clinical, academic, and government markets.
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
expense and gains and losses from the sale of real estate and product lines as well as from significant litigation-related matters; and amortization of acquisition-related intangible assets. The company uses this measure because it helps management understand and evaluate the segments’ core operating results and facilitates comparison of performance for determining compensation.
Business Segment Information

(In millions)	2020	2019	2018

Revenues
Life Sciences Solutions	$12,168	$6,856	$6,269
Analytical Instruments	5,124	5,522	5,469
Specialty Diagnostics	5,343	3,718	3,724
Laboratory Products and Services	12,245	10,599	10,035
Eliminations	(2,662)	(1,153)	(1,139)

Consolidated revenues	32,218	25,542	24,358

Segment Income
Life Sciences Solutions	6,109	2,446	2,158
Analytical Instruments	808	1,273	1,247
Specialty Diagnostics	1,368	930	952
Laboratory Products and Services	1,271	1,324	1,258

Subtotal reportable segments	9,556	5,973	5,615

Cost of revenues charges, net	(6)	(17)	(12)
Selling, general and administrative credits (charges), net	10	(62)	(29)
Restructuring and other (costs) income, net	(99)	413	(50)
Amortization of acquisition-related intangible assets	(1,667)	(1,713)	(1,741)

Consolidated operating income	7,794	4,594	3,783
Interest income	65	224	137
Interest expense	(553)	(676)	(667)
Other (expense) income, net	(81)	(72)	9

Income Before Income Taxes	$7,225	$4,070	$3,262

Depreciation
Life Sciences Solutions	$140	$130	$119
Analytical Instruments	76	75	73
Specialty Diagnostics	100	67	76
Laboratory Products and Services	342	292	258

Consolidated depreciation	$658	$564	$526

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions)	2020	2019	2018

Total Assets
Life Sciences Solutions	$20,209	$18,306	$18,774
Analytical Instruments	9,773	9,896	9,907
Specialty Diagnostics	6,534	5,867	6,663
Laboratory Products and Services	22,711	21,761	19,051
Corporate/Other (a)	9,825	2,551	1,837

Consolidated total assets	$69,052	$58,381	$56,232

Capital Expenditures
Life Sciences Solutions	$392	$151	$107
Analytical Instruments	74	64	85
Specialty Diagnostics	175	83	103
Laboratory Products and Services	772	554	374
Corporate/Other	61	74	89

Consolidated capital expenditures	$1,474	$926	$758
(a)Corporate assets consist primarily of cash and cash equivalents and property and equipment at the company's corporate offices.
Geographical Information

(In millions)	2020	2019	2018

Revenues (b)
United States	$16,435	$12,366	$11,629
China	2,797	2,752	2,504
Other	12,986	10,424	10,225

Consolidated revenues	$32,218	$25,542	$24,358

Long-lived Assets (c)
United States	$3,686	$3,099	$2,444
Other	3,001	2,349	1,721

Consolidated long-lived assets	$6,687	$5,448	$4,165
(b)Revenues are attributed to countries based on customer location.
(c)Includes property, plant and equipment, net, and beginning in 2019, operating lease ROU assets.

Note 5.    Other Expense/Income, Net
In all periods, other expense/income, net includes currency transaction gains and losses on monetary assets and liabilities and net periodic pension benefit cost/income, excluding the service cost component which is included in operating expenses on the accompanying statement of income. In 2020, other expense, net includes $81 million of financing costs for a terminated acquisition, primarily for loan commitment fees and entering into hedging contracts, offset in part by $10 million of net gains on investments. The company had a cash outlay of $51 million in 2020 associated with obtaining the loan commitments included in other financing activities, net, in the accompanying statement of cash flows.
In 2019, other expense, net includes $184 million of losses on the early extinguishment of debt (Note 10), offset in part by $44 million of net gains on investments. The investment gains include a $28 million gain on the sale of a joint venture for net proceeds of $42 million.
In 2018, other expense, net includes $15 million of net losses on investments.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 6.    Stock-based Compensation Expense
The company has stock-based compensation plans for its key employees, directors and others. These plans permit the grant of a variety of stock and stock-based awards, including restricted stock units, stock options or performance-based shares, as determined by the compensation committee of the company’s Board of Directors or, for certain non-officer grants, by the company’s employee equity committee, which consists of its chief executive officer. The company generally issues new shares of its common stock to satisfy option exercises and restricted unit vesting. Grants of stock options and restricted units generally provide that in the event of both a change in control of the company and a qualifying termination of an option or unit holder’s employment, all options and service-based restricted unit awards held by the recipient become immediately vested (unless an employment or other agreement with the employee provides for different treatment).
Compensation cost is based on the grant-date fair value and is recognized ratably over the requisite vesting period or to the date based on qualifying retirement eligibility, if earlier, and is primarily included in selling, general and administrative expenses.
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
The weighted average assumptions used in the Black-Scholes option pricing model are as follows:

	2020	2019	2018

Expected Stock Price Volatility	22%	21%	20%
Risk Free Interest Rate	1.1%	2.4%	2.6%
Expected Life of Options (years)	4.3	4.3	4.3
Expected Annual Dividend	0.3%	0.3%	0.3%
The weighted average per share grant-date fair values of options granted during 2020, 2019 and 2018 were $61.19, $53.37 and $43.45, respectively. The total intrinsic value of options exercised during the same periods was $457 million, $320 million and $312 million, respectively. The intrinsic value is the difference between the market value of the shares on the exercise date and the exercise price of the option.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A summary of the company’s option activity for the year ended December 31, 2020 is presented below:

	Shares (in millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (a) (in millions)

Outstanding at December 31, 2019	6.9	$176.26
Granted	1.2	343.18
Exercised	(2.0)	140.99
Canceled/Expired	(0.2)	227.67

Outstanding at December 31, 2020	5.9	$221.22	4.3

Vested and Unvested Expected to Vest at December 31, 2020	5.7	$217.96	4.2	$1,410

Exercisable at December 31, 2020	2.5	$165.71	3.2	$741
As of December 31, 2020, there was $107 million of total unrecognized compensation cost related to unvested stock options granted. The cost is expected to be recognized through 2024 with a weighted average amortization period of 2.5 years.
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
A summary of the company’s restricted unit activity for the year ended December 31, 2020 is presented below:

	Units (in millions)	Weighted Average Grant-Date Fair Value

Unvested at December 31, 2019	1.0	$218.34
Granted	0.5	316.10
Vested	(0.6)	215.35
Forfeited	(0.1)	241.26

Unvested at December 31, 2020	0.8	$276.74
The total fair value of shares vested during 2020, 2019 and 2018 was $126 million, $118 million and $114 million, respectively.
As of December 31, 2020, there was $151 million of total unrecognized compensation cost related to unvested restricted stock unit awards. The cost is expected to be recognized through 2024 with a weighted average amortization period of 2.0 years.
Employee Stock Purchase Plans
Qualifying employees are eligible to participate in an employee stock purchase plan sponsored by the company. Shares may be purchased under the program at 95% of the fair market value at the end of the purchase period and the shares purchased are not subject to a holding period. Shares are purchased through payroll deductions of up to 10% of each participating employee’s qualifying gross wages. The company issued 0.1 million, 0.2 million and 0.1 million shares, respectively, of its common stock in 2020, 2019 and 2018 under the employee stock purchase plan.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7.    Pension and Other Postretirement Benefit Plans
401(k) Savings Plan and Other Defined Contribution Plans
The company’s 401(k) savings and other defined contribution plans cover the majority of the company’s eligible U.S. and certain non-U.S. employees. Contributions to the plans are made by both the employee and the company. Company contributions are based on the level of employee contributions. Company contributions to these plans are based on formulas determined by the company. In 2020, 2019 and 2018, the company charged to expense $254 million, $232 million and $204 million, respectively, related to its defined contribution plans.
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
The company funds annually, at a minimum, the statutorily required minimum amount as actuarially determined. During 2020, 2019 and 2018, the company made cash contributions of approximately $96 million, $50 million and $93 million, respectively. Contributions to the plans included in the following table are estimated at between $30 and $50 million for 2021.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table provides a reconciliation of benefit obligations and plan assets of the company’s domestic and non-U.S. pension plans and postretirement benefit plans:

	Domestic Pension Benefits		Non-U.S. Pension Benefits		Postretirement Benefits
(In millions)	2020	2019	2020	2019	2020	2019

Change in Projected Benefit Obligations
Benefit Obligation at Beginning of Year	$1,302	$1,179	$1,303	$1,193	$55	$50
Divestiture	—	—	—	(23)	—	—
Service costs	—	—	24	23	1	1
Interest costs	35	45	18	24	1	2
Settlements	—	—	(38)	(34)	—	—
Plan participants' contributions	—	—	5	5	—	—
Actuarial (gains) losses	44	156	119	136	(2)	3
Benefits paid	(79)	(78)	(26)	(27)	(2)	(2)
Currency translation and other	—	—	81	6	1	1

Benefit Obligation at End of Year	$1,302	$1,302	$1,486	$1,303	$54	$55

Change in Fair Value of Plan Assets
Fair Value of Plan Assets at Beginning of Year	$1,201	$1,091	$986	$932	$10	$8
Divestiture	—	—	—	(15)	—	—
Actual return on plan assets	138	183	92	60	2	2
Employer contribution	7	5	87	43	2	2
Settlements	—	—	(38)	(34)	—	—
Plan participants' contributions	—	—	5	5	—	—
Benefits paid	(79)	(78)	(26)	(27)	(2)	(2)
Currency translation and other	—	—	54	22	—	—

Fair Value of Plan Assets at End of Year	$1,267	$1,201	$1,160	$986	$12	$10

Funded Status	$(35)	$(101)	$(326)	$(317)	$(42)	$(45)

Accumulated Benefit Obligation	$1,302	$1,302	$1,417	$1,238

Amounts Recognized in Balance Sheet
Noncurrent assets	$38	$—	$157	$97	$11	$9
Current liability	(8)	(6)	(9)	(8)	(3)	(3)
Noncurrent liabilities	(65)	(95)	(474)	(406)	(50)	(51)

Net amount recognized	$(35)	$(101)	$(326)	$(317)	$(42)	$(45)

Amounts Recognized in Accumulated Other Comprehensive Items
Net actuarial loss	$142	$195	$242	$200	$1	$5
Prior service credits	—	—	(2)	(3)	(4)	(5)

Net amount recognized	$142	$195	$240	$197	$(3)	$—
For both domestic and non-U.S. pension plans, actuarial losses experienced in 2020 and 2019 were principally driven by decreases in the weighted average discount rates that were used to determine the projected benefit obligation. For domestic pension plans, the 2020 actuarial losses were partially offset by gains recognized due to the adoption of an updated mortality assumption.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The actuarial assumptions used to compute the funded status for the plans are based upon information available as of December 31, 2020 and 2019 and are as follows:

	Domestic Pension Benefits		Non-U.S. Pension Benefits		Postretirement Benefits
	2020	2019	2020	2019	2020	2019

Weighted Average Assumptions Used to Determine Projected Benefit Obligations
Discount rate for determining benefit obligation	2.33%	3.12%	0.95%	1.60%	2.20%	2.86%
Interest crediting rate for cash balance plans	2.16%	3.02%	1.25%	1.00%	N/A	N/A
Average rate of increase in employee compensation	N/A	N/A	2.30%	2.27%	N/A	N/A
Initial healthcare cost trend rate					5.78%	5.98%
Ultimate healthcare cost trend rate					4.39%	4.48%
The ultimate healthcare cost trend rates for the postretirement benefit plans are expected to be reached between 2021 and 2040.
The actuarial assumptions used to compute the net periodic pension benefit cost (income) are based upon information available as of the beginning of the year, as presented in the following table:

	Domestic Pension Benefits			Non-U.S. Pension Benefits
	2020	2019	2018	2020	2019	2018

Weighted Average Assumptions Used to Determine Net Benefit Cost (Income)
Discount rate - service cost	N/A	N/A	N/A	1.21%	1.97%	1.63%
Discount rate - interest cost	3.13%	4.22%	3.54%	1.44%	2.06%	1.84%
Average rate of increase in employee compensation	N/A	N/A	N/A	2.27%	2.47%	2.59%
Expected long-term rate of return on assets	5.00%	5.76%	5.75%	2.33%	3.25%	3.31%
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The projected benefit obligation and fair value of plan assets for the company’s qualified and non-qualified pension plans with projected benefit obligations in excess of plan assets are as follows:

	Pension Plans
(In millions)	2020	2019

Pension Plans with Projected Benefit Obligations in Excess of Plan Assets
Projected benefit obligation	$2,047	$2,072
Fair value of plan assets	1,529	1,557
The accumulated benefit obligation and fair value of plan assets for the company's qualified and non-qualified pension plans with accumulated benefit obligations in excess of plan assets are as follows:

	Pension Plans
(In millions)	2020	2019

Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets
Accumulated benefit obligation	$1,976	$1,976
Fair value of plan assets	1,526	1,525
The measurement date used to determine benefit information is December 31 for all plan assets and benefit obligations.
The net periodic pension benefit cost (income) includes the following components:

	Domestic Pension Benefits			Non-U.S. Pension Benefits
(In millions)	2020	2019	2018	2020	2019	2018

Components of Net Benefit Cost (Income)
Service cost-benefits earned	$—	$—	$—	$24	$23	$26
Interest cost on benefit obligation	35	45	41	18	24	23
Expected return on plan assets	(47)	(55)	(55)	(19)	(30)	(32)
Amortization of actuarial net loss	6	2	3	10	6	7
Amortization of prior service benefit	—	—	—	(1)	(1)	—
Settlement/curtailment loss	—	—	—	8	4	7

Net periodic benefit cost (income)	$(6)	$(8)	$(11)	$40	$26	$31
The net periodic postretirement benefit cost was not material in 2020, 2019 and 2018.
Expected benefit payments are estimated using the same assumptions used in determining the company’s benefit obligation at December 31, 2020. Benefit payments will depend on future employment and compensation levels, average years employed and average life spans, among other factors, and changes in any of these factors could significantly affect these estimated future benefit payments. Estimated future benefit payments during the next five years and in the aggregate for the five fiscal years thereafter, are as follows:

(In millions)	Domestic Pension Benefits	Non-U.S. Pension Benefits	Post- retirement Benefits

Expected Benefit Payments
2021	$93	$37	$3
2022	88	40	3
2023	86	41	2
2024	85	45	2
2025	83	47	2
2026-2030	373	268	11

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
Non-U.S. Pension Plan Assets
The company maintains specific plan assets for many of the individual pension plans outside the U.S. The investment strategy of each plan has been uniquely established based on the country specific standards and characteristics of the plans. Several of the plans have contracts with insurance companies whereby the market risks of the benefit obligations are borne by the insurance companies. When assets are held directly in investments, generally the objective is to invest in a portfolio of diversified assets with a variety of fund managers. The investments may include equity funds, fixed income funds, hedge funds, multi-asset funds, alternative investments and derivative funds with the target asset allocations ranging from approximately 5% - 25% for equity funds, 40% - 90% for fixed income funds, 0% - 10% for hedge funds, 0% - 5% for multi-asset funds, 0% to 5% for alternative investments and 0% - 20% for funds holding derivatives. The derivatives held by the funds are primarily interest rate swaps intended to match the movements in the plan liabilities as well as equity futures in a synthetic equity fund which provide targeted exposure to equity markets without the fund holding individual equity positions. Each plan maintains enough liquidity at all times to meet the near-term benefit payments.
The fair values of the company’s plan assets at December 31, 2020 and 2019, by asset category are as follows:

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Not Subject to Leveling (a)
(In millions)	2020	(Level 1)	(Level 2)	(Level 3)

Domestic Pension Plan Assets
U.S. equity funds	$125	$—	$—	$—	$125
International equity funds	126	—	—	—	126
Fixed income funds	1,001	—	—	—	1,001
Money market funds	15	—	—	—	15

Total Domestic Pension Plans	$1,267	$—	$—	$—	$1,267

Non-U.S. Pension Plan Assets
Equity funds	$74	$—	$—	$—	$74
Fixed income funds	510	—	—	—	510
Hedge funds	59	—	—	—	59
Multi-asset funds	45	—	—	—	45
Derivative funds	149	—	—	—	149
Alternative investments	6	—	—	—	6
Insurance contracts	262	—	262	—	—
Cash / money market funds	55	7	—	—	48

Total Non-U.S. Pension Plans	$1,160	$7	$262	$—	$891
(a) Investments measured at the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Not Subject to Leveling (a)
(In millions)	2019	(Level 1)	(Level 2)	(Level 3)

Domestic Pension Plan Assets
U.S. equity funds	$122	$—	$—	$—	$122
International equity funds	116	—	—	—	116
Fixed income funds	951	—	—	—	951
Money market funds	12	—	—	—	12

Total Domestic Pension Plans	$1,201	$—	$—	$—	$1,201

Non-U.S. Pension Plan Assets
Equity funds	$37	$—	$—	$—	$37
Fixed income funds	430	—	—	—	430
Hedge funds	61	—	—	—	61
Multi-asset funds	76	—	—	—	76
Derivative funds	129	—	—	—	129
Alternative investments	4	—	—	—	4
Insurance contracts	237	—	237	—	—
Cash / money market funds	12	9	—	—	3

Total Non-U.S. Pension Plans	$986	$9	$237	$—	$740
(a) Investments measured at the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
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

Note 8.    Income Taxes
The components of income before provision for income taxes are as follows:

(In millions)	2020	2019	2018

U.S.	$4,757	$2,278	$1,329
Non-U.S.	2,468	1,792	1,933

Income Before Income Taxes	$7,225	$4,070	$3,262

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The components of the provision for income taxes are as follows:

(In millions)	2020	2019	2018

Current Income Tax Provision
Federal	$521	$267	$165
Non-U.S.	423	544	574
State	175	62	59

	1,119	873	798

Deferred Income Tax Provision (Benefit)
Federal	$(237)	$(222)	$(258)
Non-U.S.	(18)	(252)	(187)
State	(14)	(25)	(29)

	(269)	(499)	(474)

Provision for Income Taxes	$850	$374	$324
The provision for income taxes in the accompanying statement of income differs from the provision calculated by applying the statutory federal income tax rate to income before income taxes due to the following:

(In millions)	2020	2019	2018

Statutory Federal Income Tax Rate	21%	21%	21%

Provision for Income Taxes at Statutory Rate	$1,517	$855	$685

Increases (Decreases) Resulting From:
Foreign rate differential	(223)	(204)	(375)
Income tax credits	(335)	(213)	(211)
Global intangible low-taxed income	86	92	29
Foreign-derived intangible income	(156)	(111)	(47)
Excess tax benefits from stock options and restricted stock units	(114)	(80)	(77)
Provision for (reversal of) tax reserves, net	(26)	62	(49)
Intra-entity transfers	—	(79)	—
Foreign exchange loss on inter-company debt refinancing	(47)	(62)	—
Domestication transaction	(263)	—	—
Valuation allowance	379	(4)	260
Transition tax and other impacts of U.S. tax reform	—	8	117
Withholding taxes	115	38	31
Basis difference on disposal of business	—	73	—
Tax return reassessments and settlements	(196)	(6)	(26)
State income taxes, net of federal tax	147	22	21
Other, net	(34)	(17)	(34)

Provision for Income Taxes	$850	$374	$324
The company has operations and a taxable presence in approximately 50 countries outside the U.S. The company's effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate.
During 2020, the company settled an IRS audit relating to the 2014, 2015, and 2016 tax years. The company recorded a $25 million net tax benefit primarily from this settlement and related impacts, which resulted in a decrease in the company’s unrecognized tax benefits of $378 million, of which $144 million was reclassified to income taxes payable. The company recorded $53 million of charges for expired tax credits and other related components of the settlement. The company recorded a

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
charge of $156 million to establish a valuation allowance against certain U.S. foreign tax credits which the company believes will more likely than not expire unutilized.
U.S. Tax Cuts and Jobs Act of 2017
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was enacted. The Tax Act includes significant changes to existing U.S. tax laws that affect the company, including a reduction of the U.S. corporate income tax rate beginning in 2018 and creation of a territorial tax system with a one-time transition tax on deemed repatriated earnings and profits of foreign subsidiaries (transition tax). The company recognized a net charge for certain aspects of the Tax Act in its 2017 financial statements for which the accounting was provisional, but a reasonable estimate could be determined. During 2018, the company completed its accounting for the income tax effects of the Tax Act and recognized net adjustments (detailed below) to the provisional amounts, totaling a net charge of $68 million, as a component of income tax expense.
The transition tax is based on the company's total post-1986 earnings and profits, the tax on which was previously deferred from U.S. income taxes under U.S. law. The company recorded a provisional amount for the transition tax liability for each of the foreign subsidiaries at December 31, 2017. After further analysis of new U.S. Treasury guidance, available tax accounting methods and elections, legislative updates, regulations, earnings and profits computations and foreign taxes, the company finalized the calculations of the transition tax liability during 2018. The increase in the liability for the transition tax in 2018 consisted of an incremental provision of $117 million offset in part by a $49 million reduction of related unrecognized tax benefits established in 2017.
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
Other Tax Impacts
In 2020, the company recorded a $263 million income tax benefit related to a domestication transaction involving the transfer of certain non-U.S. subsidiaries to the U.S., including interest expense of those subsidiaries. The company also recorded a valuation allowance of $212 million against the amount of interest expense that the company believes will more likely than not go unused. Also in 2020, the company recorded a $47 million income tax benefit, including both U.S. federal and state taxes, related to a foreign exchange loss for tax purposes on certain intercompany financing arrangements.
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
In 2020, the company implemented foreign tax credit planning in Sweden which resulted in $96 million of foreign tax credits, with no related incremental U.S. income tax expense.
In 2019, the company implemented foreign tax credit planning in Sweden which resulted in $75 million of foreign tax credits, with no related incremental U.S. income tax expense.
The company generally receives a tax deduction upon the exercise of non-qualified stock options by employees, or the vesting of restricted stock units held by employees, for the difference between the exercise price and the market price of the underlying common stock on the date of exercise. The company uses the incremental tax benefit approach for utilization of tax attributes. These excess tax benefits reduce the tax provision. In 2020, 2019 and 2018, the company's tax provision was reduced by $114 million, $80 million and $77 million, respectively, of such benefits.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Net deferred tax asset (liability) in the accompanying balance sheet consists of the following:

(In millions)	2020	2019

Deferred Tax Asset (Liability)
Depreciation and amortization	$(2,962)	$(3,084)
Net operating loss and credit carryforwards	1,668	1,231
Reserves and accruals	164	144
Accrued compensation	253	261
Inventory basis difference	112	99
Deferred interest	227	18
Other capitalized costs	44	53
Unrealized losses on hedging instruments	242	10
Other, net	80	57

Deferred tax assets (liabilities), net before valuation allowance	(172)	(1,211)
Less: Valuation allowance	933	408

Deferred tax assets (liabilities), net	$(1,105)	$(1,619)
The company estimates the degree to which tax assets and loss and credit carryforwards will result in a benefit based on expected profitability by tax jurisdiction and provides a valuation allowance for tax assets and loss and credit carryforwards that it believes will more likely than not expire unutilized. At December 31, 2020, all of the company’s valuation allowance relates to deferred tax assets, primarily net operating losses and disallowed interest expense carryforward, for which any subsequently recognized tax benefits will reduce income tax expense.
The changes in the valuation allowance are as follows:

	Year Ended December 31,
(In millions)	2020	2019	2018

Balance at Beginning of Year	$408	$471	$256
Additions (reductions) charged to income tax provision, net	514	(27)	223
Additions due to acquisitions	—	—	17
Reduction due to a divestiture	—	(33)	—
Deductions	—	—	(15)
Currency translation and other	11	(3)	(10)

Balance at End of Year	$933	$408	$471
At December 31, 2020, the company had federal, state and non-U.S. net operating loss carryforwards of $383 million, $1.69 billion and $5.75 billion, respectively. Use of the carryforwards is limited based on the future income of certain subsidiaries. The federal and state net operating loss carryforwards expire in the years 2021 through 2040. Of the non-U.S. net operating loss carryforwards, $1.62 billion expire in the years 2025 through 2040, and the remainder do not expire.
At December 31, 2020, the company had foreign tax credit carryforwards of $645 million and deferred interest carryforwards of $915 million. The foreign tax credit carryforwards will expire in the years 2022 through 2030 while deferred interest carryforwards do not expire.
As a result of the Tax Act, U.S. federal taxes have been recorded on $18 billion of undistributed foreign earnings as of December 31, 2020. A provision has not been made for certain U.S. state income taxes or additional non-U.S. taxes that would be due when cash is repatriated to the U.S. as the company’s undistributed foreign earnings are intended to be reinvested outside of the U.S. indefinitely. The determination of the amount of the unrecognized deferred tax liability related to the undistributed foreign earnings is not practicable due to the uncertainty in the manner in which these earnings will be distributed. The company’s intent is to only make distributions from non-U.S. subsidiaries in the future when they can be made at no net tax cost.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unrecognized Tax Benefits
As of December 31, 2020, the company had $1.09 billion of unrecognized tax benefits substantially all of which, if recognized, would reduce the effective tax rate.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(In millions)	2020	2019	2018

Balance at Beginning of Year	$1,552	$1,442	$1,409
Reductions due to acquisitions	—	—	(5)
Additions for tax positions of current year	8	53	48
Additions for tax positions of prior years	—	69	82
Reductions for tax positions of prior years	(296)	(7)	—
Closure of tax years	—	—	(5)
Settlements	(173)	(5)	(87)

Balance at End of Year	$1,091	$1,552	$1,442
Substantially all of the unrecognized tax benefits are classified as long-term liabilities. The company does not expect its unrecognized tax benefits to change significantly over the next twelve months.
During 2020, the company’s unrecognized tax benefits decreased $51 million as a result of uncertain tax positions relating to foreign tax positions and $410 million relating to U.S. federal and state tax positions which included $378 million from the settlement of the IRS audit of the 2014, 2015 and 2016 tax years.
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
The company classified interest and penalties related to unrecognized tax benefits as income tax expense. The total amount of interest and penalties related to uncertain tax positions and recognized in the balance sheet as of December 31, 2020 and 2019 was $78 million and $67 million, respectively.
The company conducts business globally and, as a result, Thermo Fisher or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Canada, China, Denmark, Finland, France, Germany, Japan, Singapore, Sweden, the United Kingdom and the United States. With few exceptions, the company is no longer subject to U.S. state and local or non-U.S. income tax examinations for years before 2012 and no longer subject to U.S. federal income tax examinations for years before 2017.

Note 9.    Earnings per Share

(In millions except per share amounts)	2020	2019	2018

Net Income	$6,375	$3,696	$2,938

Basic Weighted Average Shares	396	400	402
Plus Effect of: Stock options and restricted units	3	3	4

Diluted Weighted Average Shares	399	403	406

Basic Earnings per Share	$16.09	$9.24	$7.31

Diluted Earnings per Share	$15.96	$9.17	$7.24

Antidilutive Stock Options Excluded from Diluted Weighted Average Shares	1	1	2

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10.    Debt and Other Financing Arrangements

	Effective Interest Rate at December 31,	December 31,	December 31,
(Dollars in millions)	2020	2020	2019

Floating Rate 2-Year Senior Notes, Due 8/7/2020 (euro-denominated)		$—	673
2.15% 7-Year Senior Notes, Due 7/21/2022 (euro-denominated)	2.28%	611	561
3.00% 7-Year Senior Notes, Due 4/15/2023	1.84%	1,000	1,000
4.15% 10-Year Senior Notes, Due 2/1/2024	4.16%	1,000	1,000
0.75% 8-Year Senior Notes, Due 9/12/2024 (euro-denominated)	0.95%	1,222	1,121
0.125% 5.5-Year Senior Notes, Due 3/1/2025 (euro-denominated)	0.42%	977	897
4.133% 5-Year Senior Notes, Due 3/25/2025	4.32%	1,100	—
2.00% 10-Year Senior Notes, Due 4/15/2025 (euro-denominated)	2.10%	782	717
3.65% 10-Year Senior Notes, Due 12/15/2025	3.77%	350	350
1.40% 8.5-Year Senior Notes, Due 1/23/2026 (euro-denominated)	1.53%	855	785
2.95% 10-Year Senior Notes, Due 9/19/2026	3.19%	1,200	1,200
1.45% 10-Year Senior Notes, Due 3/16/2027 (euro-denominated)	1.67%	611	561
1.75% 7-Year Senior Notes, Due 4/15/2027 (euro-denominated)	1.98%	733	—
3.20% 10-Year Senior Notes, Due 8/15/2027	3.39%	750	750
0.50% 8.5-Year Senior Notes, Due 3/1/2028 (euro-denominated)	0.78%	977	897
1.375% 12-Year Senior Notes, Due 9/12/2028 (euro-denominated)	1.46%	733	673
1.95% 12-Year Senior Notes, Due 7/24/2029 (euro-denominated)	2.08%	855	785
2.60% 10-Year Senior Notes, Due 10/1/2029	2.74%	900	900
4.497% 10-Year Senior Notes, Due 3/25/2030	5.31%	1,100	—
0.875% 12-Year Senior Notes, Due 10/1/2031 (euro-denominated)	1.14%	1,099	1,009
2.375% 12-Year Senior Notes, Due 4/15/2032 (euro-denominated)	2.56%	733	—
2.875% 20-Year Senior Notes, Due 7/24/2037 (euro-denominated)	2.94%	855	785
1.50% 20-Year Senior Notes, Due 10/1/2039 (euro-denominated)	1.73%	1,099	1,009
5.30% 30-Year Senior Notes, Due 2/1/2044	5.37%	400	400
4.10% 30-Year Senior Notes, Due 8/15/2047	4.23%	750	750
1.875% 30-Year Senior Notes, Due 10/1/2049 (euro-denominated)	1.99%	1,222	1,121
Other		12	16

Total Borrowings at Par Value		21,926	17,960
Fair Value Hedge Accounting Adjustments		25	(13)
Unamortized Discount		(102)	(94)
Unamortized Debt Issuance Costs		(114)	(101)

Total Borrowings at Carrying Value		21,735	17,752
Less: Short-term Obligations and Current Maturities		2,628	676

Long-term Obligations		$19,107	$17,076
The effective interest rates for the fixed-rate debt include the stated interest on the notes, the accretion of any discount or amortization of any premium, the amortization of any debt issuance costs and, if applicable, adjustments related to hedging.
See Note 14 for fair value information pertaining to the company’s long-term obligations.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of December 31, 2020, the annual repayment requirements for debt obligations are as follows:

(In millions)

2021	$2,613
2022	2
2023	2
2024	1,223
2025	3,211
2026 and Thereafter	14,875

$21,926
In addition to available borrowings under the company’s revolving credit agreements, discussed below, the company had unused lines of credit of $108 million as of December 31, 2020. These unused lines of credit generally provide for short-term unsecured borrowings at various interest rates.
Credit Facilities
The company has a revolving credit facility (the Facility) with a bank group that provides for up to $3.00 billion of unsecured multi-currency revolving credit. The Facility expires on December 4, 2025. The revolving credit agreement calls for interest at either a LIBOR-based rate (or LIBOR successor rate), a EURIBOR-based rate (for funds drawn in euro) or a rate based on the prime lending rate of the agent bank, at the company’s option. The agreement contains affirmative, negative and financial covenants, and events of default customary for facilities of this type. The covenants in the Facility include a Consolidated Net Interest Coverage Ratio (Consolidated EBITDA to Consolidated Net Interest Expense), as such terms are defined in the Facility. Specifically, the company has agreed that, so long as any lender has any commitment under the Facility, any letter of credit is outstanding under the Facility, or any loan or other obligation is outstanding under the Facility, it will maintain a minimum Consolidated Interest Coverage Ratio of 3.5:1.0 as of the last day of any fiscal quarter. As of December 31, 2020, no borrowings were outstanding under the Facility, although available capacity was reduced by approximately $31 million as a result of outstanding letters of credit.
Commercial Paper Programs
The company has commercial paper programs pursuant to which it may issue and sell unsecured, short-term promissory notes (CP Notes). Under the U.S. program, a) maturities may not exceed 397 days from the date of issue and b) the CP Notes are issued on a private placement basis under customary terms in the commercial paper market and are not redeemable prior to maturity nor subject to voluntary prepayment. Under the euro program, maturities may not exceed 183 days and may be denominated in euro, U.S. dollars, Japanese yen, British pounds sterling, Swiss franc, Canadian dollars or other currencies. Under both programs, the CP Notes are issued at a discount from par (or premium to par, in the case of negative interest rates), or, alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. As of December 31, 2020, there were no outstanding borrowings under these programs.
Senior Notes
Interest is payable annually on the euro-denominated senior notes and semi-annually on all other senior notes. Each of the notes may be redeemed at a redemption price of 100% of the principal amount plus a specified make-whole premium and accrued interest. The company is subject to certain affirmative and negative covenants under the indentures governing the senior notes, the most restrictive of which limits the ability of the company to pledge principal properties as security under borrowing arrangements. The company was in compliance with all covenants at December 31, 2020.
In 2019, the company refinanced certain of its debt by issuing new senior notes and using the proceeds to redeem some of its existing senior notes. In connection with these redemptions, the company incurred $184 million of losses on the early extinguishment of debt included in Other Expense, Net on the accompanying statement of income. Upon redemption of the senior notes, the company terminated the related fixed to floating rate interest rate swap arrangements and paid $17 million, included in other financing activities, net, in the accompanying statement of cash flows. The company also terminated related cross-currency interest rate swap arrangements and received $44 million, included in other investing activities, net, in the accompanying statement of cash flows.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Interest Rate Swap Arrangements
The company has entered into LIBOR-based interest rate swap arrangements with various banks. The aggregate amounts of the swaps are equal to the principal amount of the notes and the payment dates of the swaps coincide with the interest payment dates of the note. The swap contracts provide for the company to pay a variable interest rate and receive a fixed rate. The variable interest rates reset monthly. The swaps have been accounted for as fair value hedges of the notes. See Note 14 for additional information on the interest rate swap arrangements and related cross-currency interest rate swap arrangements. The following table summarizes the outstanding interest rate swap arrangements on the company's senior notes at December 31, 2020:

	Aggregate Notional Amount		Pay Rate as of
(Dollars in millions)		Pay Rate	December 31, 2020	Receive Rate

3.00% Senior Notes due 2023 (a)	$1,000	1-month LIBOR + 1.7640%	1.9226%	3.00%
(a) The payments on $900 million notional value of these interest rate swaps are offset in part by cross-currency interest rate swaps which effectively reduced the pay rate as of December 31, 2020 from 1.92% to a weighted average of 1.05%.
The company has entered into $900 million notional value of cross-currency interest rate swaps, which effectively convert a portion of the semi-annual payments related to the variable rate, U.S. dollar denominated, LIBOR-based interest rate swaps to payments on variable rate, euro denominated, EURIBOR-based cross-currency interest rate swaps.
Debt Redemptions
In December 2020, the company gave notice of its intention to redeem the following senior notes in January 2021:

Principal Value
(In millions)	Redeemed

2.15% 7-Year Senior Notes, Due 7/21/2022 (euro-denominated)	€500
3.00% 7-Year Senior Notes, Due 4/15/2023	$1,000
4.15% 10-Year Senior Notes, Due 2/1/2024	$1,000
The redemptions were completed on January 15, 2021. In connection with the redemptions, the company received $22 million upon the termination of the fixed to floating rate swap arrangements on the redeemed senior notes.
The company incurred approximately $197 million of losses on the early extinguishment of debt in January 2021 due to these redemptions.

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
The company has guaranteed the residual value of three leased operating facilities with lease terms ending in 2023, 2024 and 2025. The company has agreed with the lessor to comply with certain financial covenants consistent with its other debt arrangements (Note 10). The aggregate maximum guarantee under these three lease arrangements is $147 million. Operating lease ROU assets and lease liabilities for these lease arrangements are recorded on the consolidated balance sheet as of December 31, 2020, but exclude any amounts for residual value guarantees.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As a lessee, the consolidated financial statements include the following:

(In millions)	2020	2019

Balance Sheet
ROU assets	$775	$699
Operating lease liabilities - current	184	167
Operating lease liabilities - noncurrent	626	571

Statement of Income
Operating lease costs	$224	$208
Variable lease costs	49	41

Statement of Cash Flows
Cash used in operating activities for payments of amounts included in the measurement of operating lease liabilities	$222	$208
Operating lease ROU assets obtained in exchange for new operating lease liabilities	202	205

Weighted Average at End of Year
Remaining operating lease term	6.3 years	6.2 years
Discount rate	3.4%	4.0%
ROU assets are classified in other assets in the consolidated balance sheet. Operating lease liabilities are classified in other accrued expenses and other long-term liabilities, respectively, in the consolidated balance sheet.
Lease costs arising from finance leases, short-term leases, and sublease income are not material.
As of December 31, 2020, future payments of operating lease liabilities are as follows:

(In millions)

2021	$210
2022	180
2023	141
2024	96
2025	66
2026 and Thereafter	212

Total Lease Payments	905
Less: Imputed Interest	95

Total Operating Lease Liability	$810
As a lessor, operating leases, sales-type leases and direct financing leases are not material.
Under previous lease accounting guidance, net income includes expense from operating leases of $211 million in 2018.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 12.    Commitments and Contingencies
Purchase Obligations
The company has entered into unconditional purchase obligations, in the ordinary course of business, that include agreements to purchase goods, services or fixed assets and to pay royalties that are enforceable and legally binding and that specify all significant terms including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable at any time without penalty. The aggregate amount of the company’s unconditional purchase obligations totaled $1.80 billion at December 31, 2020 and the majority of these obligations are expected to be settled during 2021.
The Analytical Instruments segment recorded a charge to cost of product revenues for $108 million in 2020 related to an existing supply contract for components of electron microscopy instruments. The agreement requires the company to make future minimum purchases through 2025. The company has developed and launched an alternative product beginning in 2020 and based on the expected demand for the internally developed product vs. the third-party product, the company does not expect to use all of the product it will be required to buy, resulting in a loss on the purchase commitment.
Letters of Credit, Guarantees and Other Commitments
Outstanding letters of credit and bank guarantees totaled $350 million at December 31, 2020. Substantially all of these letters of credit and guarantees expire before 2026.
Outstanding surety bonds and other guarantees totaled $81 million at December 31, 2020. The expiration of these bonds and guarantees ranges through 2022.
The letters of credit, bank guarantees and surety bonds principally secure performance obligations, and allow the holder to draw funds up to the face amount of the letter of credit, bank guarantee or surety bond if the applicable business unit does not perform as contractually required.
The company is a guarantor of pension plan obligations of a divested business. The purchaser of the divested business has agreed to pay for the pension benefits, however the company was required to guarantee payment of these pension benefits should the purchaser fail to do so. The amount of the guarantee at December 31, 2020 was $42 million.
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
Environmental Matters
The company is currently involved in various stages of investigation and remediation related to environmental matters. The company cannot predict all potential costs related to environmental remediation matters and the possible impact on future

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
operations given the uncertainties regarding the extent of the required cleanup, the complexity and interpretation of applicable laws and regulations, the varying costs of alternative cleanup methods and the extent of the company’s responsibility. Expenses for environmental remediation matters related to the costs of installing, operating and maintaining groundwater-treatment systems and other remedial activities related to historical environmental contamination at the company’s domestic and international facilities were not material in any period presented. The company records accruals for environmental remediation liabilities, based on current interpretations of environmental laws and regulations, when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. The company calculates estimates based upon several factors, including input from environmental specialists and management’s knowledge of and experience with these environmental matters. The company includes in these estimates potential costs for investigation, remediation and operation and maintenance of cleanup sites. At December 31, 2020, the company’s total environmental liability was approximately $71 million. While management believes the accruals for environmental remediation are adequate based on current estimates of remediation costs, the company may be subject to additional remedial or compliance costs due to future events such as changes in existing laws and regulations, changes in agency direction or enforcement policies, developments in remediation technologies or changes in the conduct of the company’s operations, which could have a material adverse effect on the company’s financial position, results of operations or cash flows.
Litigation and Related Contingencies
The company is involved in various disputes, governmental and/or regulatory inspections, inquiries, investigations and proceedings, and litigation matters that arise from time to time in the ordinary course of business. The disputes and litigation matters include product liability, intellectual property, employment and commercial issues. The company determines the probability and range of possible loss based on the current status of each of these matters. A liability is recorded in the financial statements if it is believed to be probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The company establishes a liability that is an estimate of amounts expected to be paid in the future for events that have already occurred. The company accrues the most likely amount or at least the minimum of the range of probable loss when a range of probable loss can be estimated. The accrued liabilities are based on management’s judgment as to the probability of losses for asserted and unasserted claims and, where applicable, actuarially determined estimates. Accrual estimates are adjusted as additional information becomes known or payments are made. The amount of ultimate loss may differ from these estimates. Due to the inherent uncertainties associated with pending litigation or claims, the company cannot predict the outcome, nor, with respect to certain pending litigation or claims where no liability has been accrued, make a meaningful estimate of the reasonably possible loss or range of loss that could result from an unfavorable outcome. The company has no material accruals for pending litigation or claims for which accrual amounts are not disclosed below, nor are material losses deemed probable for such matters. It is reasonably possible, however, that an unfavorable outcome that exceeds the company’s current accrual estimate, if any, for one or more of the matters described below could have a material adverse effect on the company’s results of operations, financial position and cash flows.
Product Liability, Workers Compensation and Other Personal Injury Matters
The range of probable loss for product liability, workers compensation and other personal injury matters of the company’s continuing operations at December 31, 2020, was approximately $209 million to $354 million on an undiscounted basis. The portion of these liabilities assumed in the 2006 merger with Fisher was recorded at its fair (present) value at the date of merger. The company’s accrual for all such matters in total, including the discounted liabilities, was $202 million at December 31, 2020 (or $214 million undiscounted). The accrual includes estimated defense costs and is gross of estimated amounts due from insurers of $94 million at December 31, 2020 (or $103 million undiscounted) that are included in other assets in the accompanying balance sheet. The portion of these insurance assets assumed in the merger with Fisher was also recorded at its fair value at the date of merger. In addition to the above accrual, as of December 31, 2020, the company had a product liability accrual of $10 million (undiscounted) relating to divested businesses.
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
Note 13.    Comprehensive Income and Shareholder's Equity
Comprehensive Income (Loss)
Comprehensive income combines net income and other comprehensive items. Other comprehensive items represent certain amounts that are reported as components of shareholders’ equity in the accompanying balance sheet.
Changes in each component of accumulated other comprehensive items, net of tax are as follows:

(In millions)	Currency Translation Adjustment	Unrealized Losses on Hedging Instruments	Pension and Other Postretirement Benefit Liability Adjustment	Total

Balance at December 31, 2019	$(2,320)	$(71)	$(288)	$(2,679)
Other comprehensive items before reclassifications	(118)	(65)	(8)	(191)
Amounts reclassified from accumulated other comprehensive items	—	45	18	63

Net other comprehensive items	(118)	(20)	10	(128)

Balance at December 31, 2020	$(2,438)	$(91)	$(278)	$(2,807)
Shareholders’ Equity
At December 31, 2020, the company had reserved 22 million unissued shares of its common stock for possible issuance under stock-based compensation plans.

Note 14.    Fair Value Measurements and Fair Value of Financial Instruments
Fair Value Measurements
The company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during 2020. The company’s financial assets and liabilities carried at fair value are primarily comprised of insurance contracts, investments in derivative contracts, mutual funds holding publicly traded securities and other investments in unit trusts held as assets to satisfy outstanding deferred compensation and retirement liabilities; and acquisition-related contingent consideration.
Assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities that the company has the ability to access.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data such as quoted prices, interest rates and yield curves.
Level 3: Inputs are unobservable data points that are not corroborated by market data.
The following tables present information about the company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and December 31, 2019:

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2020	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents	$8,971	$8,971	$—	$—
Investments in common stock, mutual funds and other similar instruments	21	21	—	—
Warrants	7	—	7	—
Insurance contracts	157	—	157	—
Derivative contracts	28	—	28	—

Total Assets	$9,184	$8,992	$192	$—

Liabilities
Derivative contracts	$132	$—	$132	$—
Contingent consideration	70	—	—	70

Total Liabilities	$202	$—	$132	$70

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2019	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents	$1,280	$1,280	$—	$—
Investments in common stock, mutual funds and other similar instruments	19	19	—	—
Warrants	6	—	6	—
Insurance contracts	131	—	131	—
Derivative contracts	37	—	37	—

Total Assets	$1,473	$1,299	$174	$—

Liabilities
Derivative contracts	$24	$—	$24	$—
Contingent consideration	55	—	—	55

Total Liabilities	$79	$—	$24	$55
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions)	2020	2019

Contingent Consideration
Balance at Beginning of Year	$55	$37
Acquisitions (including assumed balances)	28	24
Payments	(4)	(3)
Changes in fair value included in earnings	(9)	(3)

Balance at End of Year	$70	$55
Derivative Contracts
The following table provides the aggregate notional value of outstanding derivative contracts.

	December 31,	December 31,
(In millions)	2020	2019

Notional Amount
Interest rate swaps - fair value hedges (described in Note 10)	$1,000	$1,000
Cross-currency interest rate swaps - designated as net investment hedges	900	900
Currency exchange contracts	5,206	2,846
While certain derivatives are subject to netting arrangements with counterparties, the company does not offset derivative assets and liabilities within the consolidated balance sheet. The following tables present the fair value of derivative instruments in the consolidated balance sheet and statement of income.

	Fair Value – Assets		Fair Value – Liabilities
	December 31,	December 31,	December 31,	December 31,
(In millions)	2020	2019	2020	2019

Derivatives Designated as Hedging Instruments
Interest rate swaps (a)	$25	$—	$—	$13
Cross-currency interest rate swaps (a)	—	33	46	—
Derivatives Not Designated as Hedging Instruments
Currency exchange contracts (b)	3	4	86	11

Total Derivatives	$28	$37	$132	$24
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
The following amounts related to cumulative basis adjustments for fair value hedges were included in the consolidated balance sheet under the caption long-term obligations:

	Carrying Amount of the Hedged Liability		Cumulative Amount of Fair Value Hedging Adjustment - Increase (Decrease) Included in Carrying Amount of Liability
	December 31,	December 31,	December 31,	December 31,
(In millions)	2020	2019	2020	2019

Long-term Obligations	$1,020	$980	$25	$(13)

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Gain (Loss) Recognized
(In millions)	2020	2019

Fair Value Hedging Relationships
Interest rate swaps
Hedged long-term obligations - included in other expense, net	$(38)	$(93)
Derivatives designated as hedging instruments - included in other expense, net	38	97
Derivatives Designated as Cash Flow Hedges
Interest rate swaps
Included in unrealized losses on hedging instruments within other comprehensive items	(85)	(50)
Amount reclassified from accumulated other comprehensive items to other expense, net	(59)	(25)
Financial Instruments Designated as Net Investment Hedges
Foreign currency-denominated debt
Included in currency translation adjustment within other comprehensive items	(873)	60
Cross-currency interest rate swaps
Included in currency translation adjustment within other comprehensive items	(79)	49
Included in other expense, net	11	48
Derivatives Not Designated as Hedging Instruments
Currency exchange contracts
Included in cost of product revenues	(17)	1
Included in other expense, net	(81)	52
Cross-currency interest rate swaps
Included in other expense, net	(9)	—
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
In early 2020, the company entered into cross currency swaps in anticipation of using U.S. dollars to partially finance the euro purchase price of a then pending acquisition. The swaps were terminated later in the year in connection with the termination of the acquisition agreement. Gains and losses associated with these swaps were recorded in other expense, net. The company had a cash outflow of $9 million associated with the termination of the swaps, included in other investing activities, net, in the accompany statement of cash flows.
See Note 1 and Note 10 for additional information on the company's risk management objectives and strategies.
Cash Flow Hedge Arrangements
In 2020 and 2019, the company entered into interest rate swap arrangements to mitigate the risk of interest rates rising prior to completion of debt offerings. Based on the company's conclusion that the debt offerings were probable, the swaps hedged the cash flow risk for each of the interest payments on the planned fixed-rate debt issues. The aggregate fair value of the terminated hedges, net of tax, has been classified as a reduction to accumulated other comprehensive items and will be amortized to interest expense over the term of the related debt issuances. The company had cash outlays aggregating $85 million and $50 million in 2020 and 2019, respectively, associated with termination of the arrangements, included in other financing activities, net, in the accompanying statement of cash flows.
In late 2020, the company determined that the previously anticipated debt offerings were probable of not occurring and reclassified $42 million from accumulated other comprehensive items to other expense, net.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fair Value of Other Financial Instruments
The carrying value and fair value of the company’s debt obligations are as follows:

	December 31, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
(In millions)	Value	Value	Value	Value

Debt Obligations:
Senior notes	$21,723	$24,653	$17,736	$18,650
Other	12	12	16	16

	$21,735	$24,665	$17,752	$18,666
The fair value of debt obligations was determined based on quoted market prices and on borrowing rates available to the company at the respective period ends which represent level 2 measurements.

Note 15.    Supplemental Cash Flow Information

(In millions)	2020	2019	2018

Cash Paid For:
Interest	$471	$790	$687
Income Taxes	1,324	896	591

Non-cash Investing and Financing Activities
Acquired but unpaid property, plant and equipment	347	150	95
Declared but unpaid dividends	89	77	69
Issuance of stock upon vesting of restricted stock units	217	182	170
Cash, cash equivalents and restricted cash is included in the consolidated balance sheet as follows:

	December 31,	December 31,
(In millions)	2020	2019

Cash and Cash Equivalents	$10,325	$2,399
Restricted Cash Included in Other Current Assets	10	21
Restricted Cash Included in Other Assets	1	2

Cash, Cash Equivalents and Restricted Cash	$10,336	$2,422
Amounts included in restricted cash represent funds held as collateral for bank guarantees and incoming cash in China awaiting government administrative clearance.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 16.    Restructuring and Other Costs (Income), Net
Restructuring and other costs in 2020 primarily included continuing charges for headcount reductions and facility consolidations in an effort to streamline operations, including the closure and consolidation of operations within several facilities in the U.S. and Europe, and charges for the write-off of acquired technology. Restructuring and other costs in 2020 also included transaction/integration costs (including reimbursement thereof) related to recent/terminated acquisitions. In 2020, severance actions associated with facility consolidations and cost reduction measures affected approximately 1% of the company’s workforce.
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
As of February 24, 2021, the company has identified restructuring actions that will result in additional charges of approximately $50 million, primarily in 2021, and expects to identify additional actions during 2021 which will be recorded when specified criteria are met, such as communication of benefit arrangements or when the costs have been incurred.
2020
During 2020, the company recorded net restructuring and other costs (income) by segment as follows:

(In millions)	Cost of Revenues	Selling, General and Administrative Expenses	Restructuring and Other Costs, Net	Total

Life Sciences Solutions	$—	$(8)	$34	$26
Analytical Instruments	—	—	26	26
Specialty Diagnostics	—	(12)	9	(3)
Laboratory Products and Services	6	5	23	34
Corporate	—	5	7	12

	$6	$(10)	$99	$95
The principal components of net restructuring and other costs (income) by segment are as follows:
Life Sciences Solutions
In 2020, the Life Sciences Solutions segment recorded $26 million of net restructuring and other charges. The segment recorded $34 million of restructuring and other costs, net, primarily charges for the write-off of acquired technology. The segment also recorded $8 million of credits to selling, general, and administrative expense for changes in estimates of contingent acquisition consideration.
Analytical Instruments
In 2020, the Analytical Instruments segment recorded $26 million of net restructuring and other charges, primarily for employee severance associated with headcount reductions in Europe, China, and the U.S., and, to a lesser extent, abandoned facility costs.
Specialty Diagnostics

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In 2020, the Specialty Diagnostics segment recorded $3 million of net restructuring and other income, principally for third-party transaction costs (including reimbursement thereof) for a terminated acquisition, partially offset by charges for employee severance and environmental remediation at previously owned facilities.
Laboratory Products and Services
In 2020, the Laboratory Products and Services segment recorded $34 million of net restructuring and other charges, primarily for employee severance at businesses streamlining operations, write-downs of fixed assets to estimated disposal value in connection with the consolidation of commercial production operations in the U.S, and, to a lesser extent, transaction/acquisition related costs for a pending acquisition.
Corporate
In 2020, the company recorded $12 million of net restructuring and other costs primarily for severance at its corporate operations, and charges to selling, general, and administrative expense for product liability litigation.
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
Analytical Instruments
In 2019, the Analytical Instruments segment recorded $38 million of net restructuring and other charges, including $24 million of charges to selling, general, and administrative expense, principally third-party transaction costs for a terminated acquisition. The segment also recorded $14 million of restructuring and other costs, primarily for employee severance and other costs associated with facility consolidations in the U.S. and Europe.
Specialty Diagnostics
In 2019, the Specialty Diagnostics segment recorded $467 million of net restructuring and other income, primarily a gain on the divestiture of its Anatomical Pathology business (Note 2). The segment also recorded $4 million of charges to selling, general, and administrative expense, principally third-party transaction costs in connection with the sale of the Anatomical Pathology business.
Laboratory Products and Services
In 2019, the Laboratory Products and Services segment recorded $53 million of net restructuring and other charges. The segment recorded $35 million of charges to selling, general, and administrative expenses, principally third-party transaction/integration costs for recently completed acquisitions. The segment also recorded $17 million of restructuring and other costs, primarily charges for severance at businesses streamlining operations and employee compensation due at Brammer Bio on the date of acquisition.

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
Analytical Instruments
In 2018, the Analytical Instruments segment recorded $39 million of net restructuring and other charges. The segment recorded net charges to cost of revenues of $3 million for the sales of inventory revalued at the date of acquisition; $8 million of net charges to selling, general, and administrative expense, principally third-party transaction costs for a pending acquisition; and $28 million of restructuring and other costs, primarily for employee severance and other costs associated with facility consolidations in the U.S. and Europe, as well as abandoned facilities costs associated with the remediation and closure of a manufacturing facility in the U.S.
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions)	Total (a)
Balance at December 31, 2017	$76
Net restructuring charges incurred in 2018 (b)	88
Payments	(83)
Currency translation	(1)
Balance at December 31, 2018	80
Cumulative effect of accounting change (c)	(28)
Net restructuring charges incurred in 2019 (d)	52
Payments	(69)
Currency translation	(1)
Balance at December 31, 2019	34
Net restructuring charges incurred in 2020 (e)	51
Payments	(57)
Currency translation and other	(7)
Balance at December 31, 2020	$21
(a)The movements in the restructuring liability principally consist of severance and other costs such as relocation and moving expenses associated with facility consolidations, as well as employee retention costs which are accrued ratably over the period through which employees must work to qualify for a payment; and in 2018, abandoned facility costs associated with facility consolidations in the U.S.
(b)Excludes $38 million of income, net, associated with litigation-related matters, gains on sales of real estate, charges for environmental remediation, and hurricane response costs.
(c)Impact of adopting new lease accounting guidance on January 1, 2019.
(d)Excludes $482 million of net gain on the sale of businesses, and $17 million of other restructuring charges, net, primarily for the write-off of acquired technology, pre-acquisition litigation-related matters, and compensation due to employees on the date of acquisition.
(e)Excludes $48 million of other restructuring charges, net, primarily for the write-off of acquired technology, fixed asset writedowns, and costs associated with environmental remediation at abandoned/previously owned facilities.
The company expects to pay accrued restructuring costs primarily through 2021.

Note 17.    Subsequent Events
Acquisitions
On January 15, 2021, the company acquired, within the Laboratory Products and Services segment, the Belgium-based European viral vector manufacturing business of Groupe Novasep SAS for approximately $853 million in cash. The European viral vector manufacturing business provides contract manufacturing services for vaccines and therapies to biotechnology companies and large biopharma customers. The acquisition expands the segment’s capabilities for cell and gene vaccines and therapies. The initial purchase price allocation for the acquisition is expected to be completed by the end of the first quarter of 2021.
On January 15, 2021, the company entered into a definitive agreement to acquire Mesa Biotech, Inc., a U.S.-based molecular diagnostic company, for approximately $450 million in cash and up to an additional $100 million in cash upon the completion of certain milestones following the close of the transaction. Mesa Biotech has developed and commercialized a PCR-based rapid point-of-care testing platform available for detecting infectious diseases including SARS-CoV-2, Influenza A and B, respiratory syncytial virus and Strep A. The acquisition will enable the company to accelerate the availability of reliable and accurate advanced molecular diagnostics at the point of care. The transaction is expected to be completed in the first quarter of 2021, subject to customary closing conditions. Upon completion, the business will become part of the Life Sciences Solutions segment.