Form 10-Q
period 2021-04-03
THERMO FISHER SCIENTIFIC INC.
filed 2021-05-07
CIK 97745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended April 3, 2021 or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Large accelerated filer ☒                                               Accelerated filer ☐                                       Non-accelerated filer ☐
Smaller reporting company ☐                                      Emerging growth company  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of April 3, 2021, the Registrant had 393,027,886 shares of Common Stock outstanding.

THERMO FISHER SCIENTIFIC INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED APRIL 3, 2021

THERMO FISHER SCIENTIFIC INC.
PART I    FINANCIAL INFORMATION
Item 1.    Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	April 3,	December 31,
(In millions except share and per share amounts)	2021	2020
Assets
Current Assets:
Cash and cash equivalents	$5,583	$10,325
Accounts receivable, less allowances of $143 and $135	5,554	5,741
Inventories	4,342	4,029
Contract assets, net	783	731
Other current assets	1,423	1,131
Total current assets	17,685	21,957
Property, Plant and Equipment, Net	6,133	5,912
Acquisition-related Intangible Assets, Net	12,831	12,685
Other Assets	2,459	2,457
Goodwill	26,823	26,041
Total Assets	$65,931	$69,052

Liabilities and Shareholders' Equity
Current Liabilities:
Short-term obligations and current maturities of long-term obligations	$4	$2,628
Accounts payable	2,146	2,175
Accrued payroll and employee benefits	1,314	1,916
Contract liabilities	1,396	1,271
Other accrued expenses	2,135	2,314
Total current liabilities	6,995	10,304
Deferred Income Taxes	1,885	1,794
Other Long-term Liabilities	3,352	3,340
Long-term Obligations	18,641	19,107
Shareholders' Equity:
Preferred stock, $100 par value, 50,000 shares authorized; none issued
Common stock, $1 par value, 1,200,000,000 shares authorized; 437,622,084 and 437,088,297 shares issued	438	437
Capital in excess of par value	15,684	15,579
Retained earnings	30,350	28,116
Treasury stock at cost, 44,594,198 and 40,417,789 shares	(8,852)	(6,818)
Accumulated other comprehensive items	(2,562)	(2,807)
Total shareholders' equity	35,058	34,507
Total Liabilities and Shareholders' Equity	$65,931	$69,052

The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended
	April 3,	March 28,
(In millions except per share amounts)	2021	2020
Revenues
Product revenues	$7,856	$4,630
Service revenues	2,050	1,600
Total revenues	9,906	6,230

Costs and Operating Expenses:
Cost of product revenues	3,327	2,340
Cost of service revenues	1,370	1,150
Selling, general and administrative expenses	1,826	1,551
Research and development expenses	320	245
Restructuring and other costs	14	38
Total costs and operating expenses	6,857	5,324
Operating Income	3,049	906
Interest Income	12	36
Interest Expense	(125)	(126)
Other (Expense) Income	(183)	12
Income Before Income Taxes	2,753	828
Provision for Income Taxes	(416)	(40)
Net Income	$2,337	$788

Earnings per Share
Basic	$5.93	$1.99
Diluted	$5.88	$1.97

Weighted Average Shares
Basic	394	397
Diluted	397	400

The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.
 CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	April 3,	March 28,
(In millions)	2021	2020
Comprehensive Income
Net Income	$2,337	$788
Other Comprehensive Items:
Currency translation adjustment:
Currency translation adjustment (net of tax provision of $118 and $22)	224	(357)
Unrealized gains and losses on hedging instruments:
Unrealized losses on hedging instruments (net of tax benefit of $0 and $19)	—	(62)
Reclassification adjustment for losses included in net income (net of tax benefit of $4 and $1)	13	1
Pension and other postretirement benefit liability adjustments:
Pension and other postretirement benefit liability adjustments arising during the period (net of tax benefit (provision) of $(2) and $(5))	6	5
Amortization of net loss included in net periodic pension cost (net of tax benefit of $1 and $1)	2	4
Total other comprehensive items	245	(409)
Comprehensive Income	$2,582	$379

The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended
	April 3,	March 28,
(In millions)	2021	2020
Operating Activities
Net income	$2,337	$788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	198	149
Amortization of acquisition-related intangible assets	423	425
Change in deferred income taxes	24	(41)
Loss on early extinguishment of debt	197	—
Stock-based compensation	51	46
Other non-cash expenses, net	69	64
Changes in assets and liabilities, excluding the effects of acquisitions	(1,321)	(1,075)
Net cash provided by operating activities	1,978	356

Investing Activities
Acquisitions, net of cash acquired	(1,343)	(4)
Purchase of property, plant and equipment	(628)	(253)
Proceeds from sale of property, plant and equipment	5	4
Other investing activities, net	(32)	(7)
Net cash used in investing activities	(1,998)	(260)

Financing Activities
Net proceeds from issuance of debt	—	2,185
Repayment of debt	(2,804)	(1)
Proceeds from issuance of commercial paper	—	382
Repayments of commercial paper	—	(321)
Purchases of company common stock	(2,000)	(1,500)
Dividends paid	(87)	(76)
Net proceeds from issuance of company common stock under employee stock plans	20	48
Other financing activities, net	21	(98)
Net cash (used in) provided by financing activities	(4,850)	619

Exchange Rate Effect on Cash	137	(127)
(Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(4,733)	588
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	10,336	2,422
Cash, Cash Equivalents and Restricted Cash at End of Period	$5,603	$3,010
The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Total Shareholders' Equity
(In millions)	Shares	Amount			Shares	Amount

	Three Months Ended April 3, 2021
Balance at December 31, 2020	437	$437	$15,579	$28,116	40	$(6,818)	$(2,807)	$34,507
Issuance of shares under employees' and directors' stock plans	1	1	54	—	1	(34)	—	21
Stock-based compensation	—	—	51	—	—	—	—	51
Purchases of company common stock	—	—	—	—	4	(2,000)	—	(2,000)
Dividends declared ($0.26 per share)	—	—	—	(103)	—	—	—	(103)
Net income	—	—	—	2,337	—	—	—	2,337
Other comprehensive items	—	—	—	—	—	—	245	245
Balance at April 3, 2021	438	$438	$15,684	$30,350	45	$(8,852)	$(2,562)	$35,058

	Three Months Ended March 28, 2020
Balance at December 31, 2019	434	$434	$15,064	$22,092	36	$(5,236)	$(2,679)	$29,675
Cumulative effect of accounting changes	—	—	—	(1)	—	—	—	(1)
Issuance of shares under employees' and directors' stock plans	1	1	76	—	—	(29)	—	48
Stock-based compensation	—	—	46	—	—	—	—	46
Purchases of company common stock	—	—	—	—	4	(1,500)	—	(1,500)
Dividends declared ($0.22 per share)	—	—	—	(88)	—	—	—	(88)
Net income	—	—	—	788	—	—	—	788
Other comprehensive items	—	—	—	—	—	—	(409)	(409)
Balance at March 28, 2020	435	$435	$15,186	$22,791	40	$(6,765)	$(3,088)	$28,559

The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.    Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations
Thermo Fisher Scientific Inc. (the company or Thermo Fisher) enables customers to make the world healthier, cleaner and safer by helping them accelerate life sciences research, solve complex analytical challenges, improve patient diagnostics and therapies, and increase laboratory productivity. Markets served include pharmaceutical and biotech, academic and government, industrial and applied, as well as healthcare and diagnostics.
Interim Financial Statements
The interim condensed consolidated financial statements presented herein have been prepared by the company, are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at April 3, 2021, the results of operations for the three-month periods ended April 3, 2021 and March 28, 2020, and the cash flows for the three-month periods ended April 3, 2021 and March 28, 2020. Interim results are not necessarily indicative of results for a full year.
The condensed consolidated balance sheet presented as of December 31, 2020, has been derived from the audited consolidated financial statements as of that date. The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain all information that is included in the annual financial statements and notes thereto of the company. The condensed consolidated financial statements and notes included in this report should be read in conjunction with the 2020 financial statements and notes included in the company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC).
Note 1 to the consolidated financial statements for 2020 describes the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no material changes in the company’s significant accounting policies during the three months ended April 3, 2021.
Inventories
The components of inventories are as follows:

	April 3,	December 31,
(In millions)	2021	2020
Raw Materials	$1,491	$1,305
Work in Process	602	540
Finished Goods	2,249	2,184
Inventories	$4,342	$4,029
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
The company’s estimates include, among others, asset reserve requirements as well as the amounts of future cash flows associated with certain assets and businesses that are used in assessing the risk of impairment. Risks and uncertainties associated with the ongoing COVID-19 global pandemic materially adversely affected certain of the company’s businesses in 2020, particularly in the Analytical Instruments segment and, to a lesser extent, some businesses within the other three segments. The extent and duration of negative impacts continuing into the remainder of 2021 are uncertain and may require changes to estimates. Actual results could differ from those estimates.
Recent Accounting Pronouncements
In December 2019, the FASB issued new guidance to simplify the accounting for income taxes. Among other things, the new guidance requires the effects of enacted changes in tax laws or rates to be reflected in the annual effective tax rate computation in the interim period that includes the enactment date. The company adopted this guidance in 2021 using a prospective method. The adoption of this guidance did not have a material impact on the company’s consolidated financial

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
statements; however, the impact in future periods will be dependent on the extent of future events or conditions that would be affected such as enacted changes in tax laws or rates.

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
Proposed Acquisition
On April 15, 2021, the company entered into a definitive agreement under which it will acquire PPD, Inc. for $47.50 per share for a total cash purchase price of $17.4 billion plus the assumption of approximately $3.5 billion of net debt. PPD provides a broad range of clinical research and specialized laboratory services to enable customers to accelerate innovation and increase drug development productivity. Upon close of the transaction, PPD will become part of the Laboratory Products and Services Segment. The transaction, which is expected to be completed by the end of 2021, is subject to the satisfaction of customary closing conditions, including the receipt of applicable regulatory approvals. Shareholders holding in aggregate approximately 60% of the issued and outstanding shares of common stock of PPD have approved the transaction by written consent. No further action by other PPD shareholders is required to approve the transaction.
2021
On January 15, 2021, the company acquired, within the Laboratory Products and Services segment, the Belgium-based European viral vector manufacturing business of Groupe Novasep SAS for approximately $834 million in net cash consideration. The European viral vector manufacturing business provides manufacturing services for vaccines and therapies to biotechnology companies and large biopharma customers. The acquisition expands the segment’s capabilities for cell and gene vaccines and therapies. The goodwill recorded as a result of the acquisition is not tax deductible.
On February 25, 2021, the company acquired, within the Life Sciences Solutions segment, Mesa Biotech, Inc., a U.S.-based molecular diagnostic company, for approximately $406 million in net cash consideration and contingent consideration with an initial fair value of $65 million due upon the completion of certain milestones. Mesa Biotech has developed and commercialized a polymerase chain reaction (PCR) based rapid point-of-care testing platform available for detecting infectious diseases including COVID-19. The acquisition enables the company to accelerate the availability of reliable and accurate advanced molecular diagnostics at the point of care. The goodwill recorded as a result of the acquisition is not tax deductible.
In addition, in the first three months of 2021 the company acquired, within the Life Sciences Solutions segment, cell sorting technology assets and, also within the Life Sciences Solutions segment, an Ireland-based life sciences distributor.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The components of the purchase prices and the preliminary allocations to the net assets acquired for 2021 acquisitions are as follows:

(In millions)	European Viral Vector Business	Mesa Biotech	Other
Purchase Price
Cash paid	$853	$420	$107
Fair value of contingent consideration	—	65	97
Cash acquired	(19)	(14)	(4)
	$834	$471	$200

Net Assets Acquired
Current assets	$40	$54	$8
Property, plant and equipment	39	2	1
Definite-lived intangible assets:
Customer relationships	311	—	3
Product technology	26	263	110
Tradenames	—	2	2
Goodwill	593	248	83
Other assets	19	3	1
Contract liabilities	(59)	—	(1)
Deferred tax liabilities	(82)	(68)	—
Other liabilities assumed	(53)	(33)	(7)
	$834	$471	$200
The weighted-average amortization periods for definite-lived intangible assets acquired in 2021 are 14 years for customer relationships, 6 years for product technology and 3 years for tradenames. The weighted average amortization period for all definite-lived intangible assets acquired in 2021 is 9 years.
The preliminary allocations of the purchase price for the acquisitions of the European viral vector business and Mesa Biotech were based on estimates of the fair value of the net assets acquired and are subject to adjustment upon finalization, largely with respect to acquired intangible assets and deferred taxes. Measurements of these items inherently require significant estimates and assumptions.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 3.    Revenues and Contract-related Balances
Disaggregated Revenues
Revenues by type are as follows:

	Three Months Ended
	April 3,	March 28,
(In millions)	2021	2020
Revenues
Consumables	$5,964	$3,379
Instruments	1,892	1,251
Services	2,050	1,600
Consolidated revenues	$9,906	$6,230
Revenues by geographic region based on customer location are as follows:

	Three Months Ended
	April 3,	March 28,
(In millions)	2021	2020
Revenues
North America	$5,101	$3,287
Europe	2,785	1,649
Asia-Pacific	1,709	1,118
Other regions	311	176
Consolidated revenues	$9,906	$6,230
Each reportable segment earns revenues from consumables, instruments and services in North America, Europe, Asia-Pacific and other regions. See Note 4 for revenues by reportable segment and other geographic data.
Remaining Performance Obligations
The aggregate amount of the transaction price allocated to the remaining performance obligations for all open customer contracts as of April 3, 2021 was $13.29 billion. The company will recognize revenues for these performance obligations as they are satisfied, approximately 74% of which is expected to occur within the next twelve months.
Contract-related Balances
Noncurrent contract assets are included within other assets in the accompanying balance sheet. Noncurrent contract liabilities are included within other long-term liabilities in the accompanying balance sheet. Contract asset and liability balances are as follows:

	April 3,	December 31,
(In millions)	2021	2020
Current Contract Assets, Net	$783	$731
Noncurrent Contract Assets, Net	10	11
Current Contract Liabilities	1,396	1,271
Noncurrent Contract Liabilities	760	763
In the three months ended April 3, 2021, the company recognized revenues of $566 million that were included in the contract liabilities balance at December 31, 2020. In the three months ended March 28, 2020, the company recognized revenues of $405 million that were included in the contract liabilities balance at December 31, 2019.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 4.    Business Segment and Geographical Information
Business Segment Information

	Three Months Ended
	April 3,	March 28,
(In millions)	2021	2020
Revenues
Life Sciences Solutions	$4,203	$1,774
Analytical Instruments	1,387	1,101
Specialty Diagnostics	1,615	958
Laboratory Products and Services	3,597	2,730
Eliminations	(896)	(333)
Consolidated revenues	9,906	6,230

Segment Income
Life Sciences Solutions	2,279	675
Analytical Instruments	272	171
Specialty Diagnostics	428	236
Laboratory Products and Services	531	295
Subtotal reportable segments	3,510	1,377
Cost of revenues charges	(8)	(2)
Selling, general and administrative charges	(16)	(6)
Restructuring and other costs	(14)	(38)
Amortization of acquisition-related intangible assets	(423)	(425)
Consolidated operating income	3,049	906
Interest income	12	36
Interest expense	(125)	(126)
Other (expense) income	(183)	12
Income before income taxes	$2,753	$828
Geographical Information

	Three Months Ended
	April 3,	March 28,
(In millions)	2021	2020
Revenues (a)
United States	$4,892	$3,139
China	775	464
Other	4,239	2,627
Consolidated revenues	$9,906	$6,230
(a)     Revenues are attributed to countries based on customer location.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 5.    Income Taxes
The provision for income taxes in the accompanying statement of income differs from the provision calculated by applying the statutory federal income tax rate to income before provision for income taxes due to the following:

	Three Months Ended
	April 3,	March 28,
(In millions)	2021	2020
Statutory Federal Income Tax Rate	21%	21%
Provision for Income Taxes at Statutory Rate	$578	$174
Increases (Decreases) Resulting From:
Foreign rate differential	(55)	(88)
Income tax credits	(89)	(26)
Global intangible low-taxed income	20	20
Foreign-derived intangible income	(60)	(17)
Excess tax benefits from stock options and restricted stock units	(28)	(28)
State income taxes, net of federal tax	49	9
Other, net	1	(4)
Provision for Income Taxes	$416	$40
The company has operations and a taxable presence in approximately 50 countries outside the U.S. The company's effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate.
Unrecognized Tax Benefits
As of April 3, 2021, the company had $1.11 billion of unrecognized tax benefits substantially all of which, if recognized, would reduce the effective tax rate.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(In millions)	2021
Balance at Beginning of Year	$1,091
Additions for tax positions of current year	8
Additions for tax positions of prior years	15
Balance at End of Period	$1,114

Note 6.    Earnings per Share

	Three Months Ended
	April 3,	March 28,
(In millions except per share amounts)	2021	2020
Net Income	$2,337	$788

Basic Weighted Average Shares	394	397
Plus Effect of: Stock options and restricted stock units	3	3
Diluted Weighted Average Shares	397	400

Basic Earnings per Share	$5.93	$1.99
Diluted Earnings per Share	$5.88	$1.97

Antidilutive Stock Options Excluded from Diluted Weighted Average Shares	1	1

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 7.    Debt and Other Financing Arrangements

	Effective Interest Rate at April 3,	April 3,	December 31,
(Dollars in millions)	2021	2021	2020
2.15% 7-Year Senior Notes, Due 7/21/2022 (euro-denominated)		$—	$611
3.00% 7-Year Senior Notes, Due 4/15/2023		—	1,000
4.15% 10-Year Senior Notes, Due 2/1/2024		—	1,000
0.75% 8-Year Senior Notes, Due 9/12/2024 (euro-denominated)	0.95%	1,176	1,222
0.125% 5.5-Year Senior Notes, Due 3/1/2025 (euro-denominated)	0.42%	940	977
4.133% 5-Year Senior Notes, Due 3/25/2025	4.32%	1,100	1,100
2.00% 10-Year Senior Notes, Due 4/15/2025 (euro-denominated)	2.10%	752	782
3.65% 10-Year Senior Notes, Due 12/15/2025	3.77%	350	350
1.40% 8.5-Year Senior Notes, Due 1/23/2026 (euro-denominated)	1.53%	823	855
2.95% 10-Year Senior Notes, Due 9/19/2026	3.19%	1,200	1,200
1.45% 10-Year Senior Notes, Due 3/16/2027 (euro-denominated)	1.67%	589	611
1.75% 7-Year Senior Notes, Due 4/15/2027 (euro-denominated)	1.98%	706	733
3.20% 10-Year Senior Notes, Due 8/15/2027	3.39%	750	750
0.50% 8.5-Year Senior Notes, Due 3/1/2028 (euro-denominated)	0.78%	940	977
1.375% 12-Year Senior Notes, Due 9/12/2028 (euro-denominated)	1.46%	706	733
1.95% 12-Year Senior Notes, Due 7/24/2029 (euro-denominated)	2.08%	823	855
2.60% 10-Year Senior Notes, Due 10/1/2029	2.74%	900	900
4.497% 10-Year Senior Notes, Due 3/25/2030	5.31%	1,100	1,100
0.875% 12-Year Senior Notes, Due 10/1/2031 (euro-denominated)	1.14%	1,058	1,099
2.375% 12-Year Senior Notes, Due 4/15/2032 (euro-denominated)	2.56%	706	733
2.875% 20-Year Senior Notes, Due 7/24/2037 (euro-denominated)	2.94%	823	855
1.50% 20-Year Senior Notes, Due 10/1/2039 (euro-denominated)	1.73%	1,058	1,099
5.30% 30-Year Senior Notes, Due 2/1/2044	5.37%	400	400
4.10% 30-Year Senior Notes, Due 8/15/2047	4.23%	750	750
1.875% 30-Year Senior Notes, Due 10/1/2049 (euro-denominated)	1.99%	1,176	1,222
Other		17	12
Total Borrowings at Par Value		18,843	21,926
Fair Value Hedge Accounting Adjustments		—	25
Unamortized Discount		(93)	(102)
Unamortized Debt Issuance Costs		(105)	(114)
Total Borrowings at Carrying Value		18,645	21,735
Less: Short-term Obligations and Current Maturities		4	2,628
Long-term Obligations		$18,641	$19,107
The effective interest rates for the fixed-rate debt include the stated interest on the notes, the accretion of any discount or amortization of any premium, the amortization of any debt issuance costs and, if applicable, adjustments related to hedging.
See Note 10 for fair value information pertaining to the company’s long-term obligations.
In connection with the agreement to acquire PPD (Note 2), the company obtained, but does not currently expect to utilize, up to $9.5 billion of committed financing. The company intends to finance the purchase price with cash on hand and the net proceeds from issuance of debt. The company is currently evaluating future debt financings and the timing of such transactions is subject to market and other conditions.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Credit Facilities
The company has a revolving credit facility (the Facility) with a bank group that provides for up to $3.00 billion of unsecured multi-currency revolving credit. The Facility expires on December 4, 2025. The revolving credit agreement calls for interest at either a LIBOR-based rate (or LIBOR successor rate), a EURIBOR-based rate (for funds drawn in euro) or a rate based on the prime lending rate of the agent bank, at the company’s option. The agreement contains affirmative, negative and financial covenants, and events of default customary for facilities of this type. The covenants in the Facility include a Consolidated Net Interest Coverage Ratio (Consolidated EBITDA to Consolidated Net Interest Expense), as such terms are defined in the Facility. Specifically, the company has agreed that, so long as any lender has any commitment under the Facility, any letter of credit is outstanding under the Facility, or any loan or other obligation is outstanding under the Facility, it will maintain a minimum Consolidated Interest Coverage Ratio of 3.5:1.0 as of the last day of any fiscal quarter. As of April 3, 2021, no borrowings were outstanding under the Facility, although available capacity was reduced by approximately $31 million as a result of outstanding letters of credit.
Commercial Paper Programs
The company has commercial paper programs pursuant to which it may issue and sell unsecured, short-term promissory notes (CP Notes). Under the U.S. program, a) maturities may not exceed 397 days from the date of issue and b) the CP Notes are issued on a private placement basis under customary terms in the commercial paper market and are not redeemable prior to maturity nor subject to voluntary prepayment. Under the euro program, maturities may not exceed 183 days and may be denominated in euro, U.S. dollars, Japanese yen, British pounds sterling, Swiss franc, Canadian dollars or other currencies. Under both programs, the CP Notes are issued at a discount from par (or premium to par, in the case of negative interest rates), or, alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. As of April 3, 2021, there were no outstanding borrowings under these programs.
Senior Notes
Interest is payable annually on the euro-denominated senior notes and semi-annually on all other senior notes. Each of the notes may be redeemed at a redemption price of 100% of the principal amount plus a specified make-whole premium and accrued interest. The company is subject to certain affirmative and negative covenants under the indentures governing the senior notes, the most restrictive of which limits the ability of the company to pledge principal properties as security under borrowing arrangements. The company was in compliance with all covenants at April 3, 2021.
In the first quarter of 2021, the company redeemed some of its existing senior notes. In connection with these redemptions, the company incurred $197 million of losses on the early extinguishment of debt included in Other (Expense) Income on the accompanying statement of income. Upon redemption of the senior notes, the company terminated the related fixed to floating rate interest rate swap arrangements and received $22 million, included in other financing activities, net, in the accompanying statement of cash flows.

Note 8.    Commitments and Contingencies
Environmental Matters
The company is currently involved in various stages of investigation and remediation related to environmental matters. The company cannot predict all potential costs related to environmental remediation matters and the possible impact on future operations given the uncertainties regarding the extent of the required cleanup, the complexity and interpretation of applicable laws and regulations, the varying costs of alternative cleanup methods and the extent of the company’s responsibility. Expenses for environmental remediation matters related to the costs of installing, operating and maintaining groundwater-treatment systems and other remedial activities related to historical environmental contamination at the company’s domestic and international facilities were not material in any period presented. At April 3, 2021, there have been no material changes to the accruals for pending environmental-related matters disclosed in the company’s 2020 financial statements and notes included in the company’s Annual Report on Form 10-K. While management believes the accruals for environmental remediation are adequate based on current estimates of remediation costs, the company may be subject to additional remedial or compliance costs due to future events such as changes in existing laws and regulations, changes in agency direction or enforcement policies, developments in remediation technologies or changes in the conduct of the company’s operations, which could have a material adverse effect on the company’s financial position, results of operations or cash flows.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Litigation and Related Contingencies
The company is involved in various disputes, governmental and/or regulatory inspections, inquiries, investigations and proceedings, and litigation matters that arise from time to time in the ordinary course of business. The disputes and litigation matters include product liability, intellectual property, employment and commercial issues. Due to the inherent uncertainties associated with pending litigation or claims, the company cannot predict the outcome, nor, with respect to certain pending litigation or claims where no liability has been accrued, make a meaningful estimate of the reasonably possible loss or range of loss that could result from an unfavorable outcome. The company has no material accruals for pending litigation or claims for which accrual amounts are not disclosed in the company's 2020 financial statements and notes included in the company's Annual Report on Form 10-K, nor are material losses deemed probable for such matters. It is reasonably possible, however, that an unfavorable outcome that exceeds the company’s current accrual estimate, if any, for one or more of the matters described below could have a material adverse effect on the company’s results of operations, financial position and cash flows.
Product Liability, Workers Compensation and Other Personal Injury Matters
The company is involved in various proceedings and litigation that arise from time to time in connection with product liability, workers compensation and other personal injury matters. At April 3, 2021, there have been no material changes to the accruals for pending product liability, workers compensation, and other personal injury matters disclosed in the company’s 2020 financial statements and notes included in the company’s Annual Report on Form 10-K. Although the company believes that the amounts accrued and estimated insurance recoveries are probable and appropriate based on available information, including actuarial studies of loss estimates, the process of estimating losses and insurance recoveries involves a considerable degree of judgment by management and the ultimate amounts could vary, which could have a material adverse effect on the company’s results of operations, financial position, and cash flows. Insurance contracts do not relieve the company of its primary obligation with respect to any losses incurred. The collectability of amounts due from its insurers is subject to the solvency and willingness of the insurer to pay, as well as the legal sufficiency of the insurance claims. Management monitors the payment history as well as the financial condition and ratings of its insurers on an ongoing basis.
Strategic Partnership and Long-term Lease
In May 2020, the company entered a strategic partnership with CSL Limited (CSL). Through a long-term lease agreement with CSL, the company will operate a new state-of-the-art biologics manufacturing facility in Lengnau, Switzerland, when construction is completed in the second half of 2021, to perform pharma services for CSL with capacity to serve other customers as well. The company made an initial lease payment of $50 million in the second quarter of 2020 (included within other assets in the accompanying balance sheet) and expects to make additional fixed lease payments aggregating to $555 million (excluding renewals) from 2021 to 2041, with additional amounts dependent on the extent of revenues from customers of the facility other than CSL.

Note 9.    Comprehensive Income
Changes in each component of accumulated other comprehensive items, net of tax, are as follows:

(In millions)	Currency Translation Adjustment	Unrealized Losses on Hedging Instruments	Pension and Other Postretirement Benefit Liability Adjustment	Total
Balance at December 31, 2020	$(2,438)	$(91)	$(278)	$(2,807)
Other comprehensive items before reclassifications	224	—	6	230
Amounts reclassified from accumulated other comprehensive items	—	13	2	15
Net other comprehensive items	224	13	8	245
Balance at April 3, 2021	$(2,214)	$(78)	$(270)	$(2,562)

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 10.    Fair Value Measurements and Fair Value of Financial Instruments
Fair Value Measurements
The following tables present information about the company’s financial assets and liabilities measured at fair value on a recurring basis as of April 3, 2021 and December 31, 2020:

	April 3,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2021	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$3,957	$3,957	$—	$—
Investments in common stock, mutual funds and other similar instruments	22	22	—	—
Warrants	19	—	19	—
Insurance contracts	159	—	159	—
Derivative contracts	121	—	121	—
Total Assets	$4,278	$3,979	$299	$—

Liabilities
Derivative contracts	$11	$—	$11	$—
Contingent consideration	227	—	—	227
Total Liabilities	$238	$—	$11	$227

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2020	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$8,971	$8,971	$—	$—
Investments in common stock, mutual funds and other similar instruments	21	21	—	—
Warrants	7	—	7	—
Insurance contracts	157	—	157	—
Derivative contracts	28	—	28	—
Total Assets	$9,184	$8,992	$192	$—

Liabilities
Derivative contracts	$132	$—	$132	$—
Contingent consideration	70	—	—	70
Total Liabilities	$202	$—	$132	$70
The company uses the Black-Scholes model to value its warrants. The company determines the fair value of its insurance contracts by obtaining the cash surrender value of the contracts from the issuer. The fair value of derivative contracts is the estimated amount that the company would receive/pay upon liquidation of the contracts, taking into account the change in interest rates and currency exchange rates. The company initially measures the fair value of acquisition-related contingent consideration based on amounts expected to be transferred (probability-weighted) discounted to present value. Changes to the fair value of contingent consideration are recorded in selling, general and administrative expense. The following table provides

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
a rollforward of the fair value, as determined by level 3 inputs (such as likelihood of achieving production or revenue milestones), of the contingent consideration.

	Three Months Ended
	April 3,	March 28,
(In millions)	2021	2020
Contingent Consideration
Beginning Balance	$70	$55
Acquisitions (including assumed balances)	162	—
Payments	(7)	(1)
Changes in fair value included in earnings	2	—
Ending Balance	$227	$54
Derivative Contracts
The following table provides the aggregate notional value of outstanding derivative contracts.

	April 3,	December 31,
(In millions)	2021	2020
Notional Amount
Interest rate swaps - fair value hedges	$—	$1,000
Cross-currency interest rate swaps - designated as net investment hedges	900	900
Currency exchange contracts	4,517	5,206
While certain derivatives are subject to netting arrangements with counterparties, the company does not offset derivative assets and liabilities within the balance sheet. The following tables present the fair value of derivative instruments in the accompanying balance sheet and statement of income.

	Fair Value – Assets		Fair Value – Liabilities
	April 3,	December 31,	April 3,	December 31,
(In millions)	2021	2020	2021	2020
Derivatives Designated as Hedging Instruments
Interest rate swaps (a)	$—	$25	$—	$—
Cross-currency interest rate swaps (a)	2	—	9	46
Derivatives Not Designated as Hedging Instruments
Currency exchange contracts (b)	119	3	2	86
Total Derivatives	$121	$28	$11	$132
(a)    The fair values of the interest rate swaps and cross-currency interest rate swaps are included in the accompanying balance sheet under the caption other assets or other long-term liabilities.
(b)    The fair value of the currency exchange contracts is included in the accompanying balance sheet under the captions other current assets or other accrued expenses.
The following amounts related to cumulative basis adjustments for fair value hedges were included in the accompanying balance sheet under the caption long-term obligations:

	Carrying Amount of the Hedged Liability		Cumulative Amount of Fair Value Hedging Adjustment - Increase (Decrease) Included in Carrying Amount of Liability
	April 3,	December 31,	April 3,	December 31,
(In millions)	2021	2020	2021	2020
Long-term Obligations	$—	$1,020	$—	$25

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Gain (Loss) Recognized
	Three Months Ended
	April 3,	March 28,
(In millions)	2021	2020
Fair Value Hedging Relationships
Interest rate swaps
Hedged long-term obligations - included in other income (expense)	$25	$(36)
Derivatives designated as hedging instruments - included in other income (expense)	(3)	36
Derivatives Designated as Cash Flow Hedges
Interest rate swaps
Included in unrealized losses on hedging instruments within other comprehensive items	—	(81)
Amount reclassified from accumulated other comprehensive items to other expense	(17)	(2)
Financial Instruments Designated as Net Investment Hedges
Foreign currency-denominated debt
Included in currency translation adjustment within other comprehensive items	466	83
Cross-currency interest rate swaps
Included in currency translation adjustment within other comprehensive items	38	9
Included in other income (expense)	2	5
Derivatives Not Designated as Hedging Instruments
Currency exchange contracts
Included in cost of product revenues	12	3
Included in other income (expense)	183	40
Cross-currency interest rate swaps
Included in other income (expense)	—	(10)
Gains and losses recognized on currency exchange contracts and the interest rate swaps designated as fair value hedges are included in the accompanying statement of income together with the corresponding, offsetting losses and gains on the underlying hedged transactions.
The company uses foreign currency-denominated debt and cross-currency interest rate swaps to partially hedge its net investments in foreign operations against adverse movements in exchange rates. The majority of the company’s euro-denominated senior notes and its cross-currency interest rate swaps have been designated as, and are effective as, economic hedges of part of the net investment in a foreign operation. Accordingly, foreign currency transaction gains or losses due to spot rate fluctuations on the euro-denominated debt instruments and contract fair value changes on the cross-currency interest rate swaps, excluding interest accruals, are included in currency translation adjustment within other comprehensive items and shareholders’ equity.
See Note 1 to the consolidated financial statements for 2020 included in the company's Annual Report on Form 10-K and Note 7 herein for additional information on the company's risk management objectives and strategies.
Fair Value of Other Financial Instruments
The carrying value and fair value of the company’s debt obligations are as follows:

	April 3, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
(In millions)	Value	Value	Value	Value
Senior notes	$18,628	$20,530	$21,723	$24,653
Other	17	17	12	12
	$18,645	$20,547	$21,735	$24,665
The fair value of debt obligations was determined based on quoted market prices and on borrowing rates available to the company at the respective period ends which represent level 2 measurements.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 11.    Supplemental Cash Flow Information

	Three Months Ended
	April 3,	March 28,
(In millions)	2021	2020
Non-cash Investing and Financing Activities
Acquired but unpaid property, plant and equipment	$181	$83
Fair value of acquisition contingent consideration	162	—
Declared but unpaid dividends	104	88
Issuance of stock upon vesting of restricted stock units	88	73
Cash, cash equivalents and restricted cash is included in the accompanying balance sheet as follows:

	April 3,	December 31,
(In millions)	2021	2020
Cash and Cash Equivalents	$5,583	$10,325
Restricted Cash Included in Other Current Assets	19	10
Restricted Cash Included in Other Assets	1	1
Cash, Cash Equivalents and Restricted Cash	$5,603	$10,336
Amounts included in restricted cash represent funds held as collateral for bank guarantees and incoming cash in China awaiting government administrative clearance.

Note 12.    Restructuring and Other Costs
In the first three months of 2021 the company recorded restructuring and other costs primarily associated with charges for compensation contractually due to employees of acquired businesses at the date of acquisition, third-party transaction/integration costs related to recent acquisitions, and charges for the sale of inventories revalued at the date of acquisition. In the first three months of 2021, severance actions associated with facility consolidations and cost reduction measures affected less than 0.1% of the company’s workforce.
As of May 7, 2021, the company has identified restructuring actions that will result in additional charges of approximately $40 million, primarily in 2021, and expects to identify additional actions during 2021 which will be recorded when specified criteria are met, such as communication of benefit arrangements or when the costs have been incurred.
During the first three months of 2021, the company recorded net restructuring and other costs (income) by segment as follows:

(In millions)	Cost of Revenues	Selling, General and Administrative Expenses	Restructuring and Other Costs	Total
Life Sciences Solutions	$8	$10	$13	$31
Analytical Instruments	—	—	3	3
Specialty Diagnostics	—	(2)	—	(2)
Laboratory Products and Services	—	8	(3)	5
Corporate	—	—	1	1
	$8	$16	$14	$38

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The principal components of net restructuring and other costs (income) by segment are as follows:
Life Sciences Solutions
In the first three months of 2021, the Life Sciences Solutions segment recorded $13 million of restructuring and other costs, primarily charges for compensation contractually due to employees of acquired businesses at the date of acquisition. The segment recorded $10 million of charges to selling, general, and administrative expense, principally third-party transaction costs related to recent acquisitions. The segment also recorded $8 million of charges to cost of revenues for the sale of inventories revalued at the date of acquisition.
Laboratory Products and Services
In the first three months of 2021, the Laboratory Products and Services segment recorded $5 million of net restructuring and other charges, primarily for third-party transaction/integration costs related to recent acquisitions.
The following table summarizes the changes in the company’s accrued restructuring balance. Other amounts reported as restructuring and other costs in the accompanying statement of income have been summarized in the notes to the table. Accrued restructuring costs are included in other accrued expenses in the accompanying balance sheet.

(In millions)	Total (a)
Balance at December 31, 2020	$21
Net restructuring charges incurred in 2021 (b)	3
Payments	(9)
Balance at April 3, 2021	$15
(a)The movements in the restructuring liability principally consist of severance and other costs such as relocation and moving expenses associated with facility consolidations, as well as employee retention costs which are accrued ratably over the period through which employees must work to qualify for a payment.
(b)Excludes $11 million of net charges, principally for compensation contractually due and paid to employees of acquired businesses at the date of acquisition.
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
Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are set forth under the caption “Risk Factors” in the company’s Annual Report on Form 10-K for the year ended December 31, 2020 (which is on file with the SEC) as updated under the heading “Risk Factors” in Part II, Item 1A of this report on Form 10-Q. Important factors that could cause actual results to differ materially from those indicated by forward-looking statements include risks and uncertainties relating to: the duration and severity of the COVID-19 pandemic; the need to develop new products and adapt to significant technological change; implementation of strategies for improving growth; general economic conditions and related uncertainties, dependence on customers' capital spending policies and government funding policies; the effect of economic and political conditions and exchange rate fluctuations on international operations; use and protection of intellectual property; the effect of changes in governmental regulations; any natural disaster, public health crisis or other catastrophic event; and the effect of laws and regulations governing government contracts, as well as the possibility that expected benefits related to recent or pending acquisitions, including our pending acquisition of PPD, Inc., may not materialize as expected.

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
The company mobilized in early 2020 to support the COVID-19 pandemic response with products and services that help analyze, diagnose and protect from the virus. However, the company saw a significant reduction in customer activity in several businesses by late March 2020 that materially adversely affected primarily the 2020 results of the Analytical Instruments segment and, to a lesser extent, some businesses within the company’s other three segments. The extent and duration of the negative impacts continuing into the remainder of 2021 are uncertain and dependent in part on the success of global efforts to control the pandemic and economic activity ramping up. The company believes the impacted businesses’ long-term prospects remain excellent given the company’s attractive markets served, its industry-leading position and proven growth strategy. Several of the company’s businesses have had a significant increase in revenues due to sales of product and services addressing diagnosis and treatment of COVID-19, including test kits and, to a lesser extent, products and services for therapy and vaccine development and manufacturing. While these positive impacts are expected to continue through 2021, the duration and extent of future revenues from such sales are uncertain and dependent primarily on customer testing as well as therapy and vaccine demand.
Sales in the first quarter of 2021 were $9.91 billion, an increase of $3.68 billion from the first quarter of 2020. Excluding the effects of currency translation and acquisitions, revenues increased $3.31 billion (53%).
In the first quarter of 2021, total company operating income and operating income margin were $3.05 billion and 30.8%, respectively, compared with $0.91 billion and 14.5%, respectively, in 2020.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Overview (continued)
Net income increased to $2.34 billion in the first quarter of 2021 from $0.79 billion in the first quarter of 2020, primarily due to an increase in operating income, offset in part by an increase in the income tax provision and $197 million of losses on the early extinguishment of debt.
During the first three months of 2021, the company’s cash flow from operations totaled $1.98 billion compared with $0.36 billion for 2020.
On January 15, 2021, the company acquired, within the Laboratory Products and Services segment, the Belgium-based European viral vector manufacturing business of Groupe Novasep SAS for approximately $834 million in net cash consideration. The European viral vector manufacturing business provides manufacturing services for vaccines and therapies to biotechnology companies and large biopharma customers. The acquisition expands the segment’s capabilities for cell and gene vaccines and therapies.
On February 25, 2021, the company acquired, within the Life Sciences Solutions segment, Mesa Biotech, Inc., a U.S.-based molecular diagnostic company, for approximately $406 million in net cash consideration and contingent consideration with an initial fair value of $65 million due upon the completion of certain milestones. Mesa Biotech has developed and commercialized a PCR based rapid point-of-care testing platform available for detecting infectious diseases including COVID-19. The acquisition enables the company to accelerate the availability of reliable and accurate advanced molecular diagnostics at the point of care.
On April 15, 2021, the company entered into a definitive agreement under which it will acquire PPD, Inc. for $47.50 per share for a total cash purchase price of $17.4 billion plus the assumption of approximately $3.5 billion of net debt. PPD provides a broad range of clinical research and specialized laboratory services to enable customers to accelerate innovation and increase drug development productivity. In 2020, PPD generated revenue of $4.7 billion.. Upon close of the transaction, PPD will become part of the Laboratory Products and Services Segment. The transaction, which is expected to be completed by the end of 2021, is subject to the satisfaction of customary closing conditions, including the receipt of applicable regulatory approvals. Shareholders holding in aggregate approximately 60% of the issued and outstanding shares of common stock of PPD have approved the transaction by written consent. No further action by other PPD shareholders is required to approve the transaction. The company intends to finance the purchase price with cash on hand and the net proceeds from issuance of debt. The company is currently evaluating future debt financings and the timing of such transactions is subject to market and other conditions. The company also has available, but it does not currently expect to utilize, up to $9.5 billion of committed bridge financing.

Critical Accounting Policies and Estimates
Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements of the company’s Annual Report on Form 10-K for 2020, describe the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no significant changes in the company's critical accounting policies during the first three months of 2021.

Results of Operations
First Quarter 2021 Compared With First Quarter 2020

	Three Months Ended
(In millions)	April 3, 2021	March 28, 2020	Total Change	Currency Translation	Acquisitions/ Divestitures	Operations
Revenues
Life Sciences Solutions	$4,203	$1,774	$2,429	$101	$32	$2,296
Analytical Instruments	1,387	1,101	286	46	—	240
Specialty Diagnostics	1,615	958	657	32	—	625
Laboratory Products and Services	3,597	2,730	867	92	76	699
Eliminations	(896)	(333)	(563)	(8)	—	(555)
Consolidated Revenues	$9,906	$6,230	$3,676	$263	$108	$3,305

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)
Sales in the first quarter of 2021 increased $3.68 billion from the first quarter of 2020. Aside from the effects of currency translation and acquisitions, revenues increased $3.31 billion (53%) primarily due to increased demand. The first quarter of 2021 had three extra selling days in the quarter compared to the 2020 quarter. The company's fourth quarter of 2021 will have four fewer selling days than the corresponding 2020 quarter. Sales of products that address COVID-19 testing and treatment increased $2.68 billion to $2.85 billion in the first quarter of 2021. Sales were particularly strong in diagnostic and healthcare markets, primarily due to demand for products supporting customers diagnosing the COVID-19 virus, as well as to customers in pharma and biotech markets where demand was strong for products and services and pandemic-related demand for vaccines and therapies also contributed to growth. Sales to academic and government customers and customers in industrial markets were strong primarily due to robust customer activity. Sales growth was strong in each of the company’s primary geographic areas during the first quarter of 2021.
In the first quarter of 2021, total company operating income and operating income margin were $3.05 billion and 30.8%, respectively, compared with $0.91 billion and 14.5%, respectively, in 2020. The increase in operating income was primarily due to profit on higher sales and, to a lesser extent, sales mix, offset in part by strategic growth investments in 2021 to support the company’s near and long-term growth. The company’s references to strategic growth investments generally refer to targeted spending for enhancing commercial capabilities, including expansion of geographic sales reach and e-commerce platforms, marketing initiatives, expanded service and operational infrastructure, focused research and development projects and other expenditures to enhance the customer experience, as well as incentive compensation and recognition for employees. The company’s references throughout this discussion to productivity improvements generally refer to improved cost efficiencies from its Practical Process Improvement (PPI) business system including reduced costs resulting from global sourcing initiatives, a lower cost structure following restructuring actions, including headcount reductions and consolidation of facilities, and low cost region manufacturing. Productivity improvements are calculated net of inflationary cost increases.
In the first quarter of 2021, the company recorded restructuring and other costs of $38 million. In the first quarter of 2020, the company recorded restructuring and other costs of $46 million. See Note 12 for restructuring charges expected in future periods.
Segment Results
Note 4 to the Consolidated Financial Statements of the company’s Annual Report on Form 10-K for 2020, describes the company’s measurement of segment income. There have been no significant changes in measurement methods used to determine segment income.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

	Three Months Ended
	April 3,	March 28,
(Dollars in millions)	2021	2020	Change
Revenues
Life Sciences Solutions	$4,203	$1,774	137%
Analytical Instruments	1,387	1,101	26%
Specialty Diagnostics	1,615	958	69%
Laboratory Products and Services	3,597	2,730	32%
Eliminations	(896)	(333)	169%
Consolidated Revenues	$9,906	$6,230	59%

Segment Income
Life Sciences Solutions	$2,279	$675	238%
Analytical Instruments	272	171	59%
Specialty Diagnostics	428	236	81%
Laboratory Products and Services	531	295	80%
Subtotal Reportable Segments	3,510	1,377	155%

Cost of Revenues Charges	(8)	(2)
Selling, General and Administrative Charges	(16)	(6)
Restructuring and Other Costs	(14)	(38)
Amortization of Acquisition-related Intangible Assets	(423)	(425)
Consolidated Operating Income	$3,049	$906	237%

Reportable Segments Income Margin	35.4%	22.1%
Consolidated Operating Income Margin	30.8%	14.5%
Income from the company’s reportable segments increased 155% to $3.51 billion in the first quarter of 2021 due primarily to profit on higher sales and, to a lesser extent, sales mix, offset in part by strategic growth investments.
Life Sciences Solutions

	Three Months Ended
	April 3,	March 28,
(Dollars in millions)	2021	2020	Change
Revenues	$4,203	$1,774	137%

Operating Income Margin	54.2%	38.0%	16.2 pt
Sales in the Life Sciences Solutions segment increased $2.43 billion in the first quarter of 2021. Sales increased $2.30 billion (129%) due to higher revenues at existing businesses and $32 million due to acquisitions. The favorable effects of currency translation resulted in an increase in revenues of $101 million. The increase in revenues at existing businesses was primarily driven by demand for testing to diagnose COVID-19 with higher sales of genetic sciences products and, to a lesser extent, biosciences products. Sales also grew due to higher demand for bioproduction products.
The increase in operating income margin for the segment resulted primarily from profit on higher sales and, to a lesser extent, sales mix, offset in part by strategic growth investments.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)
Analytical Instruments

	Three Months Ended
	April 3,	March 28,
(Dollars in millions)	2021	2020	Change
Revenues	$1,387	$1,101	26%

Operating Income Margin	19.6%	15.5%	4.1 pt
Sales in the Analytical Instruments segment increased $286 million in the first quarter of 2021. Sales increased $240 million (22%) due to higher revenues at existing businesses. The favorable effects of currency translation resulted in an increase in revenues of $46 million. The increase in revenues at existing businesses was due to increased demand for products sold by each of the segment’s primary businesses with particular strength in chromatography and mass spectrometry instruments.
The increase in operating income margin for the segment was primarily due to profit on higher sales and, to a lesser extent, productivity improvements, offset in part by sales mix and strategic growth investments.
Specialty Diagnostics

	Three Months Ended
	April 3,	March 28,
(Dollars in millions)	2021	2020	Change
Revenues	$1,615	$958	69%

Operating Income Margin	26.5%	24.7%	1.8 pt
Sales in the Specialty Diagnostics segment increased $657 million in the first quarter of 2021. Sales increased $625 million (65%) due to higher revenues at existing businesses. The favorable effects of currency translation resulted in an increase in revenues of $32 million. The increase in revenues at existing businesses was due to higher demand primarily driven by products addressing treatment of COVID-19, with particular strength in sales of products sold through the segment's healthcare market channel business, and to a lesser extent, microbiology and clinical diagnostics products.
The increase in operating income margin for the segment was primarily due to profit on higher sales, offset in part by sales mix and, to a lesser extent, strategic growth investments.
Laboratory Products and Services

	Three Months Ended
	April 3,	March 28,
(Dollars in millions)	2021	2020	Change
Revenues	$3,597	$2,730	32%

Operating Income Margin	14.8%	10.8%	4.0 pt
Sales in the Laboratory Products and Services segment increased $867 million in the first quarter of 2021. Sales increased $699 million (26%) due to higher revenues at existing businesses and $76 million due to an acquisition. The favorable effects of currency translation resulted in an increase in revenues of $92 million. The increase in revenues at existing businesses was primarily due to increased demand in each of the segment’s principal businesses.
The increase in operating income margin for the segment was primarily due to profit on higher sales and, to a lesser extent, productivity improvements, offset in part by strategic growth investments and, to a lesser extent, sales mix.
Other Income/Expense
The company reported other expense of $183 million in the first quarter of 2021 compared to other income of $12 million in the first quarter of 2020. In 2021, other expense includes $197 million of losses on the early extinguishment of debt.
Provision for Income Taxes
The company's effective tax rate was 15.1% for the first quarter of 2021. The company expects its effective tax rate for all of 2021 will be between 11% and 13% based on currently forecasted rates of profitability in the countries in which the company

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)
conducts business and expected generation of foreign tax credits. Due primarily to the non-deductibility of intangible asset amortization for tax purposes, the company’s cash payments for income taxes are higher than its income tax expense for financial reporting purposes and are expected to total approximately $1.5 billion in 2021. In the first quarter of 2020, the company’s effective tax rate was 4.8%.
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

Liquidity and Capital Resources
Consolidated working capital (current assets less current liabilities) was $10.69 billion at April 3, 2021, compared with $11.65 billion at December 31, 2020. Included in working capital were cash and cash equivalents of $5.58 billion at April 3, 2021 and $10.33 billion at December 31, 2020.
First Three Months of 2021
Cash provided by operating activities during the first three months of 2021 was $1.98 billion. Cash provided by income was offset in part by investments in working capital. A decrease in accounts receivable provided $149 million of cash. An increase in inventories used cash of $352 million, primarily to support growth in sales. Changes in other assets and other liabilities used cash of $1.20 billion primarily due to the timing of payments for compensation. Cash payments for income taxes increased to $542 million during the first three months of 2021, compared with $100 million in the first three months of 2020.
During the first three months of 2021, the company’s investing activities used $2.00 billion of cash. Acquisitions used cash of $1.34 billion. The company's investing activities also included the purchase of $628 million of property, plant and equipment for capacity and capability investments.
The company’s financing activities used $4.85 billion of cash during the first three months of 2021. Repayment of senior notes used cash of $2.80 billion. The company’s financing activities also included the repurchase of $2.00 billion of the company's common stock and the payment of $87 million in cash dividends. On November 5, 2020, the Board of Directors replaced the existing authorization to repurchase the company’s common stock with a new authorization to repurchase up to $2.50 billion of the company’s common stock. At May 7, 2021, authorization remained for $500 million of future repurchases of the company’s common stock.
The company's commitments for purchases of property, plant and equipment, contractual obligations and other commercial commitments did not change materially between December 31, 2020 and April 3, 2021 except for the agreement to acquire PPD, discussed in Note 2. The company expects that for all of 2021, expenditures for property, plant and equipment, net of disposals, will be between $2.5 and $2.7 billion.
As of April 3, 2021, the company’s short-term debt totaled $4 million. The company has a revolving credit facility with a bank group that provides up to $3.00 billion of unsecured multi-currency revolving credit (Note 7). If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of April 3, 2021, no borrowings were outstanding under the company’s revolving credit facility, although available capacity was reduced by approximately $31 million as a result of outstanding letters of credit.
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
The company believes that its existing cash and cash equivalents and its future cash flow from operations together with available borrowing capacity under its revolving credit agreement and bridge loan agreement will be sufficient to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months and to fund the pending PPD acquisition.
First Three Months of 2020
Cash provided by operating activities was $356 million during the first three months of 2020. Cash provided by income was offset in part by investments in working capital. Increases in accounts receivable and inventories used cash of $218 million and $141 million, respectively, primarily to support growth in sales. Changes in other assets and other liabilities used cash of $443 million primarily due to the timing of customer billings. Cash payments for income taxes totaled $100 million.
During the first three months of 2020, the company’s investing activities used $260 million of cash, principally for the purchase of property, plant and equipment.
The company’s financing activities provided $619 million of cash during the first three months of 2020. Issuance of senior notes provided cash of $2.19 billion. The company’s financing activities also included the repurchase of $1.50 billion of the company’s common stock and the payment of $76 million in cash dividends.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The company's exposure to market risk from changes in interest rates and currency exchange rates has not changed materially from its exposure discussed in the company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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
Changes in Internal Control over Financial Reporting
There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended April 3, 2021, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

PART II    OTHER INFORMATION
Item 1.    Legal Proceedings
There are various lawsuits and claims against the company involving product liability, intellectual property, employment and commercial issues. See “Note 8 to our Condensed Consolidated Financial Statements – Commitments and Contingencies.”

THERMO FISHER SCIENTIFIC INC.
Item 1A.    Risk Factors
The risks that we believe are material to our investors are discussed in the company’s Annual Report on Form 10-K for the year ended December 31, 2020 under the caption “Risk Factors,” which is on file with the SEC. Except as set forth herein, there have been no material changes during the three months ended April 3, 2021 to our previously reported Risk Factors.
Risks Relating to Our Proposed Acquisition of PPD
Regulatory approvals necessary for our acquisition of PPD may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the PPD acquisition. Before the PPD acquisition may be completed, we must obtain certain required regulatory approvals, waivers or consents. These regulators may impose conditions on the completion of the transaction. Such conditions could have the effect of delaying or preventing completion of the transaction, causing us to incur additional costs or limiting the revenues of the combined company following the transaction, any of which might have an adverse effect on the combined company following the transaction. Additionally, any delay in closing may adversely affect the business of PPD and therefore the combined company following the transaction, including an adverse effect on PPD’s ability to retain employees during the pendency of the transaction or on PPD’s relationships with its vendors, customers and other parties if such vendors, customers or other parties attempt to negotiate changes in existing business relationships, consider entering into business relationships with parties other than PPD or delay or defer decisions concerning their business with PPD during the pendency of the transaction.
Combining PPD with us may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the transaction may not be fully realized. The success of the PPD acquisition, including the realization of anticipated benefits and cost savings, will depend, in part, on our ability to successfully combine our and PPD’s businesses. The integration may be more difficult, costly or time consuming than expected. It is possible that the integration process could result in the loss of key employees or the disruption of each company’s ongoing businesses or that the alignment of standards, controls, procedures and policies may adversely affect the combined company’s ability to maintain relationships with clients, customers, suppliers and employees or to fully achieve the anticipated benefits and cost savings of the transaction. The loss of key employees could adversely affect our ability to successfully conduct our business in the markets in which PPD now operates, which could have an adverse effect on our financial results. Other potential difficulties of combining our and PPD’s businesses include unanticipated issues in integrating logistics, information communications and other systems.
If we experience difficulties with the integration process, the anticipated benefits of the PPD acquisition may not be realized fully or at all, or may take longer to realize than expected. Integration efforts between the two companies may also divert management attention and resources. These integration matters could have an adverse effect on each of us and PPD during this transition period and for an undetermined period after completion of the PPD acquisition on the combined company.
Risks Relating to Financial Profile
We have outstanding debt, and our debt will increase as a result of additional debt we expect to incur to finance the PPD acquisition. Our existing and future indebtedness may restrict our investment opportunities or limit our activities and negatively impact our credit ratings. As of April 3, 2021, we had approximately $18.65 billion in outstanding indebtedness. In addition, we have availability to borrow under a revolving credit facility that provides for up to $3.00 billion of unsecured multi-currency revolving credit. We expect to incur additional indebtedness to fund a portion of the purchase price of the PPD acquisition. We may also obtain additional long-term debt and lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.
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
Additionally, the agreements governing our debt require that we maintain certain financial ratios, and contain affirmative and negative covenants that restrict our activities by, among other limitations, limiting our ability to incur additional indebtedness, merge or consolidate with other entities, make investments, create liens, sell assets and enter into transactions with affiliates. The covenants in the Facility include a Consolidated Net Interest Coverage Ratio (Consolidated EBITDA to

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
A summary of the share repurchase activity for the company's first quarter of 2021 follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Plans or Programs (1) (in millions)
Fiscal January (Jan. 1 - Feb. 6)	2,999,334	$500.11	2,999,334	$1,000
Fiscal February (Feb. 7 - Mar. 6)	—	$—	—	1,000
Fiscal March (Mar. 7 - Apr. 3)	1,101,277	$454.02	1,101,277	500
Total First Quarter	4,100,611	$487.73	4,100,611	$500
(1)    On November 5, 2020, the Board of Directors replaced the existing authorization to repurchase the company’s common stock with a new authorization to repurchase up to $2.50 billion of the company’s common stock. All of the shares of common stock repurchased by the company during the first quarter of 2021 were purchased under this program.

THERMO FISHER SCIENTIFIC INC.
Item 6.    Exhibits

Exhibit Number	Description of Exhibit
2.1
Agreement and Plan of Merger, dated as of April 15, 2021, by and among Thermo Fisher Scientific Inc., Powder Acquisition Corp. and PPD, Inc. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed April 16, 2021 [File No. 1-8002] and incorporated in this document by reference).

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

Date:	May 7, 2021	THERMO FISHER SCIENTIFIC INC.

/s/ Stephen Williamson
Stephen Williamson
Senior Vice President and Chief Financial Officer

/s/ Joseph R. Holmes
Joseph R. Holmes
Vice President and Chief Accounting Officer