Form 10-Q
period 2021-07-03
THERMO FISHER SCIENTIFIC INC.
filed 2021-08-06
CIK 97745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended July 3, 2021 or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Large accelerated filer ☒                                               Accelerated filer ☐                                       Non-accelerated filer ☐
Smaller reporting company ☐                                      Emerging growth company  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of July 3, 2021, the Registrant had 393,418,899 shares of Common Stock outstanding.

THERMO FISHER SCIENTIFIC INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JULY 3, 2021

THERMO FISHER SCIENTIFIC INC.
PART I    FINANCIAL INFORMATION
Item 1.    Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	July 3,	December 31,
(In millions except share and per share amounts)	2021	2020
Assets
Current Assets:
Cash and cash equivalents	$7,023	$10,325
Accounts receivable, less allowances of $135 and $135	5,476	5,741
Inventories	4,625	4,029
Contract assets, net	804	731
Other current assets	1,332	1,131
Total current assets	19,260	21,957
Property, Plant and Equipment, Net	6,560	5,912
Acquisition-related Intangible Assets, Net	12,390	12,685
Other Assets	2,584	2,457
Goodwill	26,904	26,041
Total Assets	$67,698	$69,052

Liabilities and Shareholders' Equity
Current Liabilities:
Short-term obligations and current maturities of long-term obligations	$4	$2,628
Accounts payable	2,098	2,175
Accrued payroll and employee benefits	1,492	1,916
Contract liabilities	1,470	1,271
Other accrued expenses	1,861	2,314
Total current liabilities	6,925	10,304
Deferred Income Taxes	1,632	1,794
Other Long-term Liabilities	3,514	3,340
Long-term Obligations	18,773	19,107
Shareholders' Equity:
Preferred stock, $100 par value, 50,000 shares authorized; none issued
Common stock, $1 par value, 1,200,000,000 shares authorized; 438,020,539 and 437,088,297 shares issued	438	437
Capital in excess of par value	15,826	15,579
Retained earnings	32,076	28,116
Treasury stock at cost, 44,601,640 and 40,417,789 shares	(8,856)	(6,818)
Accumulated other comprehensive items	(2,630)	(2,807)
Total shareholders' equity	36,854	34,507
Total Liabilities and Shareholders' Equity	$67,698	$69,052

The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
(In millions except per share amounts)	2021	2020	2021	2020
Revenues
Product revenues	$7,214	$5,250	$15,070	$9,880
Service revenues	2,059	1,667	4,109	3,267
Total revenues	9,273	6,917	19,179	13,147

Costs and Operating Expenses:
Cost of product revenues	3,352	2,391	6,679	4,731
Cost of service revenues	1,397	1,149	2,767	2,299
Selling, general and administrative expenses	1,899	1,710	3,725	3,261
Research and development expenses	343	264	663	509
Restructuring and other costs	119	12	133	50
Total costs and operating expenses	7,110	5,526	13,967	10,850
Operating Income	2,163	1,391	5,212	2,297
Interest Income	11	8	23	44
Interest Expense	(122)	(137)	(247)	(263)
Other (Expense) Income	(5)	(9)	(188)	3
Income Before Income Taxes	2,047	1,253	4,800	2,081
Provision for Income Taxes	(219)	(97)	(635)	(137)
Net Income	$1,828	$1,156	$4,165	$1,944

Earnings per Share
Basic	$4.65	$2.92	$10.58	$4.91
Diluted	$4.61	$2.90	$10.50	$4.87

Weighted Average Shares
Basic	393	395	394	396
Diluted	396	398	397	399

The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.
 CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
(In millions)	2021	2020	2021	2020
Comprehensive Income
Net Income	$1,828	$1,156	$4,165	$1,944
Other Comprehensive Items:
Currency translation adjustment:
Currency translation adjustment (net of tax (benefit) provision of $(23), $(17), $95 and $5)	(71)	103	153	(254)
Unrealized gains and losses on hedging instruments:
Unrealized losses on hedging instruments (net of tax benefit of $0, $1, $0 and $20)	—	(3)	—	(65)
Reclassification adjustment for losses included in net income (net of tax benefit of $1, $1, $5 and $2)	1	3	14	4
Pension and other postretirement benefit liability adjustments:
Pension and other postretirement benefit liability adjustments arising during the period (net of tax benefit (provision) of $0, $6, $(2) and $1)	(2)	(6)	4	(1)
Amortization of net loss included in net periodic pension cost (net of tax benefit of $1, $2, $2 and $3)	4	2	6	6
Total other comprehensive items	(68)	99	177	(310)
Comprehensive Income	$1,760	$1,255	$4,342	$1,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
	July 3,	June 27,
(In millions)	2021	2020
Operating Activities
Net income	$4,165	$1,944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	409	306
Amortization of acquisition-related intangible assets	872	842
Change in deferred income taxes	(307)	(318)
Loss on early extinguishment of debt	197	—
Stock-based compensation	102	93
Other non-cash expenses, net	214	109
Changes in assets and liabilities, excluding the effects of acquisitions	(1,447)	(734)
Net cash provided by operating activities	4,205	2,242

Investing Activities
Acquisitions, net of cash acquired	(1,425)	(3)
Purchase of property, plant and equipment	(1,168)	(522)
Proceeds from sale of property, plant and equipment	5	6
Other investing activities, net	(36)	—
Net cash used in investing activities	(2,624)	(519)

Financing Activities
Net proceeds from issuance of debt	—	3,464
Repayment of debt	(2,805)	(2)
Proceeds from issuance of commercial paper	—	383
Repayments of commercial paper	—	(387)
Purchases of company common stock	(2,000)	(1,500)
Dividends paid	(190)	(163)
Net proceeds from issuance of company common stock under employee stock plans	72	125
Other financing activities, net	(3)	(121)
Net cash (used in) provided by financing activities	(4,926)	1,799

Exchange Rate Effect on Cash	44	(107)
(Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(3,301)	3,415
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	10,336	2,422
Cash, Cash Equivalents and Restricted Cash at End of Period	$7,035	$5,837
The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Total Shareholders' Equity
(In millions)	Shares	Amount			Shares	Amount

	Three Months Ended July 3, 2021
Balance at April 3, 2021	438	$438	$15,684	$30,350	45	$(8,852)	$(2,562)	$35,058
Issuance of shares under employees' and directors' stock plans	—	—	91	—	—	(4)	—	87
Stock-based compensation	—	—	51	—	—	—	—	51
Dividends declared ($0.26 per share)	—	—	—	(102)	—	—	—	(102)
Net income	—	—	—	1,828	—	—	—	1,828
Other comprehensive items	—	—	—	—	—	—	(68)	(68)
Balance at July 3, 2021	438	$438	$15,826	$32,076	45	$(8,856)	$(2,630)	$36,854

	Three Months Ended June 27, 2020
Balance at March 28, 2020	435	$435	$15,186	$22,791	40	$(6,765)	$(3,088)	$28,559
Issuance of shares under employees' and directors' stock plans	1	1	101	—	—	(1)	—	101
Stock-based compensation	—	—	47	—	—	—	—	47
Dividends declared ($0.22 per share)	—	—	—	(87)	—	—	—	(87)
Net income	—	—	—	1,156	—	—	—	1,156
Other comprehensive items	—	—	—	—	—	—	99	99
Balance at June 27, 2020	436	$436	$15,334	$23,860	40	$(6,766)	$(2,989)	$29,875

	Six Months Ended July 3, 2021
Balance at December 31, 2020	437	$437	$15,579	$28,116	40	$(6,818)	$(2,807)	$34,507
Issuance of shares under employees' and directors' stock plans	1	1	145	—	1	(38)	—	108
Stock-based compensation	—	—	102	—	—	—	—	102
Purchases of company common stock	—	—	—	—	4	(2,000)	—	(2,000)
Dividends declared ($0.52 per share)	—	—	—	(205)	—	—	—	(205)
Net income	—	—	—	4,165	—	—	—	4,165
Other comprehensive items	—	—	—	—	—	—	177	177
Balance at July 3, 2021	438	$438	$15,826	$32,076	45	$(8,856)	$(2,630)	$36,854

	Six Months Ended June 27, 2020
Balance at December 31, 2019	434	$434	$15,064	$22,092	36	$(5,236)	$(2,679)	$29,675
Cumulative effect of accounting changes	—	—	—	(1)	—	—	—	(1)
Issuance of shares under employees' and directors' stock plans	2	2	177	—	—	(30)	—	149
Stock-based compensation	—	—	93	—	—	—	—	93
Purchases of company common stock	—	—	—	—	4	(1,500)	—	(1,500)
Dividends declared ($0.44 per share)	—	—	—	(175)	—	—	—	(175)
Net income	—	—	—	1,944	—	—	—	1,944
Other comprehensive items	—	—	—	—	—	—	(310)	(310)
Balance at June 27, 2020	436	$436	$15,334	$23,860	40	$(6,766)	$(2,989)	$29,875

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
Interim Financial Statements
The interim condensed consolidated financial statements presented herein have been prepared by the company, are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at July 3, 2021, the results of operations for the three- and six-month periods ended July 3, 2021 and June 27, 2020, and the cash flows for the six-month periods ended July 3, 2021 and June 27, 2020. Interim results are not necessarily indicative of results for a full year.
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
Note 1 to the consolidated financial statements for 2020 describes the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no material changes in the company’s significant accounting policies during the six months ended July 3, 2021.
Inventories
The components of inventories are as follows:

	July 3,	December 31,
(In millions)	2021	2020
Raw Materials	$1,622	$1,305
Work in Process	652	540
Finished Goods	2,351	2,184
Inventories	$4,625	$4,029
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
The company’s estimates include, among others, asset reserve requirements as well as the amounts of future cash flows associated with certain assets and businesses that are used in assessing the risk of impairment. Risks and uncertainties associated with the ongoing COVID-19 global pandemic materially adversely affected certain of the company’s businesses in 2020, particularly in the Analytical Instruments segment and, to a lesser extent, some businesses within the other three segments. The negative impacts have significantly lessened so far in 2021. The extent and duration of negative impacts in the future are uncertain and may require changes to estimates. Actual results could differ from those estimates.
Recent Accounting Pronouncements
In July 2021, the FASB amended guidance to require lessors to classify leases as operating leases if they have certain variable lease payment structures and would have selling losses if they were classified as sales-type or direct financing leases. The company expects to adopt the guidance in the third quarter of 2021 using a prospective method. The adoption of this guidance is not expected to have a material impact on the company’s consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
In December 2019, the FASB issued new guidance to simplify the accounting for income taxes. Among other things, the new guidance requires the effects of enacted changes in tax laws or rates to be reflected in the annual effective tax rate computation in the interim period that includes the enactment date. The company adopted this guidance in 2021 using a prospective method. The adoption of this guidance did not have a material impact on the company’s consolidated financial statements; however, the impact in future periods will be dependent on the extent of future events or conditions that would be affected such as enacted changes in tax laws or rates.

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
Pending Acquisition
On April 15, 2021, the company entered into a definitive agreement under which it will acquire PPD, Inc. for $47.50 per share for a total cash purchase price of $17.4 billion plus the assumption of approximately $3.5 billion of net debt. PPD provides a broad range of clinical research and specialized laboratory services to enable customers to accelerate innovation and increase drug development productivity. Upon close of the transaction, PPD will become part of the Laboratory Products and Services Segment. Shareholders holding in aggregate approximately 60% of the issued and outstanding shares of common stock of PPD on April 15, 2021, have approved the transaction by written consent. No further action by other PPD shareholders is required to approve the transaction. The transaction is subject to the satisfaction of customary closing conditions, including the receipt of applicable regulatory approvals. On July 16, 2021, the company and PPD each received a request for additional information and documentary materials (collectively, the “Second Request”) from the U.S. Federal Trade Commission (“FTC”), in connection with the FTC’s review of the proposed merger. The effect of the Second Request is to extend the waiting period imposed under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), until the 30th day after substantial compliance by the company and PPD with the Second Request, unless the waiting period is terminated earlier by the FTC. Subject to the satisfaction of the required closing conditions, we continue to expect the merger to be completed by the end of 2021.
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
In addition, in the first six months of 2021 the company acquired, within the Life Sciences Solutions segment, cell sorting technology assets, an Ireland-based life sciences distributor and a developer of a digital PCR platform.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The components of the purchase prices and the allocations to the net assets acquired for 2021 acquisitions are as follows:

(In millions)	European Viral Vector Business	Mesa Biotech	Other
Purchase Price
Cash paid	$853	$420	$192
Fair value of contingent consideration	—	65	114
Cash acquired	(19)	(14)	(7)
	$834	$471	$299

Net Assets Acquired
Current assets	$39	$54	$8
Property, plant and equipment	58	2	2
Definite-lived intangible assets:
Customer relationships	311	—	2
Product technology	26	279	175
Tradenames	—	2	3
Goodwill	593	236	134
Other assets	2	3	1
Contract liabilities	(59)	—	(1)
Deferred tax liabilities	(82)	(72)	(16)
Other liabilities assumed	(54)	(33)	(9)
	$834	$471	$299
The weighted-average amortization periods for definite-lived intangible assets acquired in 2021 are 14 years for customer relationships, 7 years for product technology and 3 years for tradenames. The weighted average amortization period for all definite-lived intangible assets acquired in 2021 is 9 years.
The preliminary allocation of the purchase price for the acquisition of the European viral vectors business was based on estimates of the fair value of the net assets acquired and is subject to adjustment upon finalization, largely with respect to acquired intangible assets and the related deferred taxes. Measurements of these items inherently require significant estimates and assumptions.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 3.    Revenues and Contract-related Balances
Disaggregated Revenues
Revenues by type are as follows:

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
(In millions)	2021	2020	2021	2020
Revenues
Consumables	5,372	3,879	$11,336	$7,258
Instruments	1,842	1,371	3,734	2,622
Services	2,059	1,667	4,109	3,267
Consolidated revenues	$9,273	$6,917	$19,179	$13,147
Revenues by geographic region based on customer location are as follows:

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
(In millions)	2021	2020	2021	2020
Revenues
North America	$4,529	$3,544	$9,630	$6,831
Europe	2,695	1,783	5,480	3,432
Asia-Pacific	1,749	1,329	3,458	2,447
Other regions	300	261	611	437
Consolidated revenues	$9,273	$6,917	$19,179	$13,147
Each reportable segment earns revenues from consumables, instruments and services in North America, Europe, Asia-Pacific and other regions. See Note 4 for revenues by reportable segment and other geographic data.
Remaining Performance Obligations
The aggregate amount of the transaction price allocated to the remaining performance obligations for all open customer contracts as of July 3, 2021 was $13.56 billion. The company will recognize revenues for these performance obligations as they are satisfied, approximately 74% of which is expected to occur within the next twelve months.
Contract-related Balances
Noncurrent contract assets are included within other assets in the accompanying balance sheet. Noncurrent contract liabilities are included within other long-term liabilities in the accompanying balance sheet. Contract asset and liability balances are as follows:

	July 3,	December 31,
(In millions)	2021	2020
Current Contract Assets, Net	$804	$731
Noncurrent Contract Assets, Net	8	11
Current Contract Liabilities	1,470	1,271
Noncurrent Contract Liabilities	781	763
In the three and six months ended July 3, 2021, the company recognized revenues of $365 million and $931 million, respectively, that were included in the contract liabilities balance at December 31, 2020. In the three and six months ended June 27, 2020, the company recognized revenues of $226 million and $631 million, respectively, that were included in the contract liabilities balance at December 31, 2019.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 4.    Business Segment and Geographical Information
Business Segment Information

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
(In millions)	2021	2020	2021	2020
Revenues
Life Sciences Solutions	$3,557	$2,602	$7,760	$4,376
Analytical Instruments	1,481	1,051	2,868	2,152
Specialty Diagnostics	1,235	988	2,850	1,946
Laboratory Products and Services	3,583	2,787	7,180	5,517
Eliminations	(583)	(511)	(1,479)	(844)
Consolidated revenues	9,273	6,917	19,179	13,147

Segment Income
Life Sciences Solutions	1,718	1,234	3,997	1,909
Analytical Instruments	280	135	552	306
Specialty Diagnostics	245	214	673	450
Laboratory Products and Services	446	281	977	576
Subtotal reportable segments	2,689	1,864	6,199	3,241
Cost of revenues charges	—	(2)	(8)	(4)
Selling, general and administrative credits (charges)	42	(42)	26	(48)
Restructuring and other costs	(119)	(12)	(133)	(50)
Amortization of acquisition-related intangible assets	(449)	(417)	(872)	(842)
Consolidated operating income	2,163	1,391	5,212	2,297
Interest income	11	8	23	44
Interest expense	(122)	(137)	(247)	(263)
Other (expense) income	(5)	(9)	(188)	3
Income before income taxes	$2,047	$1,253	$4,800	$2,081
Geographical Information

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
(In millions)	2021	2020	2021	2020
Revenues (a)
United States	$4,355	$3,414	$9,247	$6,553
China	794	594	1,569	1,058
Other	4,124	2,909	8,363	5,536
Consolidated revenues	$9,273	$6,917	$19,179	$13,147
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 5.    Income Taxes
The provision for income taxes in the accompanying statement of income differs from the provision calculated by applying the statutory federal income tax rate to income before provision for income taxes due to the following:

	Six Months Ended
	July 3,	June 27,
(In millions)	2021	2020
Statutory Federal Income Tax Rate	21%	21%
Provision for Income Taxes at Statutory Rate	$1,008	$437
Increases (Decreases) Resulting From:
Foreign rate differential	(73)	(110)
Income tax credits	(173)	(157)
Global intangible low-taxed income	50	35
Foreign-derived intangible income	(89)	(29)
Excess tax benefits from stock options and restricted stock units	(47)	(50)
Intra-entity transfers	(162)	—
State income taxes, net of federal tax	78	14
Other, net	43	(3)
Provision for Income Taxes	$635	$137
The company has operations and a taxable presence in approximately 50 countries outside the U.S. The company's effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate.
Unrecognized Tax Benefits
As of July 3, 2021, the company had $1.13 billion of unrecognized tax benefits substantially all of which, if recognized, would reduce the effective tax rate.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(In millions)	2021
Balance at Beginning of Year	$1,091
Additions for tax positions of current year	30
Additions for tax positions of prior years	15
Settlements	(3)
Balance at End of Period	$1,133

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 6.    Earnings per Share

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
(In millions except per share amounts)	2021	2020	2021	2020
Net Income	$1,828	$1,156	$4,165	$1,944

Basic Weighted Average Shares	393	395	394	396
Plus Effect of: Stock options and restricted stock units	3	3	3	3
Diluted Weighted Average Shares	396	398	397	399

Basic Earnings per Share	$4.65	$2.92	$10.58	$4.91
Diluted Earnings per Share	$4.61	$2.90	$10.50	$4.87

Antidilutive Stock Options Excluded from Diluted Weighted Average Shares	1	1	1	1

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 7.    Debt and Other Financing Arrangements

	Effective Interest Rate at July 3,	July 3,	December 31,
(Dollars in millions)	2021	2021	2020
2.15% 7-Year Senior Notes, Due 7/21/2022 (euro-denominated)		$—	$611
3.00% 7-Year Senior Notes, Due 4/15/2023		—	1,000
4.15% 10-Year Senior Notes, Due 2/1/2024		—	1,000
0.75% 8-Year Senior Notes, Due 9/12/2024 (euro-denominated)	0.94%	1,186	1,222
0.125% 5.5-Year Senior Notes, Due 3/1/2025 (euro-denominated)	0.42%	949	977
4.133% 5-Year Senior Notes, Due 3/25/2025	4.32%	1,100	1,100
2.00% 10-Year Senior Notes, Due 4/15/2025 (euro-denominated)	2.10%	759	782
3.65% 10-Year Senior Notes, Due 12/15/2025	3.77%	350	350
1.40% 8.5-Year Senior Notes, Due 1/23/2026 (euro-denominated)	1.53%	831	855
2.95% 10-Year Senior Notes, Due 9/19/2026	3.19%	1,200	1,200
1.45% 10-Year Senior Notes, Due 3/16/2027 (euro-denominated)	1.66%	593	611
1.75% 7-Year Senior Notes, Due 4/15/2027 (euro-denominated)	1.98%	712	733
3.20% 10-Year Senior Notes, Due 8/15/2027	3.39%	750	750
0.50% 8.5-Year Senior Notes, Due 3/1/2028 (euro-denominated)	0.78%	949	977
1.375% 12-Year Senior Notes, Due 9/12/2028 (euro-denominated)	1.46%	712	733
1.95% 12-Year Senior Notes, Due 7/24/2029 (euro-denominated)	2.08%	831	855
2.60% 10-Year Senior Notes, Due 10/1/2029	2.74%	900	900
4.497% 10-Year Senior Notes, Due 3/25/2030	5.31%	1,100	1,100
0.875% 12-Year Senior Notes, Due 10/1/2031 (euro-denominated)	1.14%	1,068	1,099
2.375% 12-Year Senior Notes, Due 4/15/2032 (euro-denominated)	2.55%	712	733
2.875% 20-Year Senior Notes, Due 7/24/2037 (euro-denominated)	2.94%	831	855
1.50% 20-Year Senior Notes, Due 10/1/2039 (euro-denominated)	1.73%	1,068	1,099
5.30% 30-Year Senior Notes, Due 2/1/2044	5.37%	400	400
4.10% 30-Year Senior Notes, Due 8/15/2047	4.23%	750	750
1.875% 30-Year Senior Notes, Due 10/1/2049 (euro-denominated)	1.99%	1,186	1,222
Other		33	12
Total Borrowings at Par Value		18,970	21,926
Fair Value Hedge Accounting Adjustments		—	25
Unamortized Discount		(91)	(102)
Unamortized Debt Issuance Costs		(102)	(114)
Total Borrowings at Carrying Value		18,777	21,735
Less: Short-term Obligations and Current Maturities		4	2,628
Long-term Obligations		$18,773	$19,107
The effective interest rates for the fixed-rate debt include the stated interest on the notes, the accretion of any discount and the amortization of any debt issuance costs.
See Note 10 for fair value information pertaining to the company’s long-term obligations.
In connection with the agreement to acquire PPD (Note 2), the company has available, but does not currently expect to utilize, up to $6.5 billion of committed bridge financing. The company intends to finance the purchase price with cash on hand and the net proceeds from issuance of debt. The company is currently evaluating future debt financings and the timing of such transactions is subject to market and other conditions. The company had a cash outlay of $29 million in 2021 associated with obtaining the bridge commitment included in other financing activities, net, in the accompanying statement of cash flows.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Credit Facilities
The company has a revolving credit facility (the Facility) with a bank group that provides for up to $3.00 billion of unsecured multi-currency revolving credit. The Facility expires on December 4, 2025. The revolving credit agreement calls for interest at either a LIBOR-based rate (or LIBOR successor rate), a EURIBOR-based rate (for funds drawn in euro) or a rate based on the prime lending rate of the agent bank, at the company’s option. The agreement contains affirmative, negative and financial covenants, and events of default customary for facilities of this type. The covenants in the Facility include a Consolidated Net Interest Coverage Ratio (Consolidated EBITDA to Consolidated Net Interest Expense), as such terms are defined in the Facility. Specifically, the company has agreed that, so long as any lender has any commitment under the Facility, any letter of credit is outstanding under the Facility, or any loan or other obligation is outstanding under the Facility, it will maintain a minimum Consolidated Interest Coverage Ratio of 3.5:1.0 as of the last day of any fiscal quarter. As of July 3, 2021, no borrowings were outstanding under the Facility, although available capacity was reduced by approximately $4 million as a result of outstanding letters of credit.
Commercial Paper Programs
The company has commercial paper programs pursuant to which it may issue and sell unsecured, short-term promissory notes (CP Notes). Under the U.S. program, a) maturities may not exceed 397 days from the date of issue and b) the CP Notes are issued on a private placement basis under customary terms in the commercial paper market and are not redeemable prior to maturity nor subject to voluntary prepayment. Under the euro program, maturities may not exceed 183 days and may be denominated in euro, U.S. dollars, Japanese yen, British pounds sterling, Swiss franc, Canadian dollars or other currencies. Under both programs, the CP Notes are issued at a discount from par (or premium to par, in the case of negative interest rates), or, alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. As of July 3, 2021, there were no outstanding borrowings under these programs.
Senior Notes
Interest is payable annually on the euro-denominated senior notes and semi-annually on all other senior notes. Each of the notes may be redeemed at a redemption price of 100% of the principal amount plus a specified make-whole premium and accrued interest. The company is subject to certain affirmative and negative covenants under the indentures governing the senior notes, the most restrictive of which limits the ability of the company to pledge principal properties as security under borrowing arrangements. The company was in compliance with all covenants at July 3, 2021.
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

Note 8.    Commitments and Contingencies
Environmental Matters
The company is currently involved in various stages of investigation and remediation related to environmental matters. The company cannot predict all potential costs related to environmental remediation matters and the possible impact on future operations given the uncertainties regarding the extent of the required cleanup, the complexity and interpretation of applicable laws and regulations, the varying costs of alternative cleanup methods and the extent of the company’s responsibility. Expenses for environmental remediation matters related to the costs of installing, operating and maintaining groundwater-treatment systems and other remedial activities related to historical environmental contamination at the company’s domestic and international facilities were not material in any period presented. At July 3, 2021, there have been no material changes to the accruals for pending environmental-related matters disclosed in the company’s 2020 financial statements and notes included in the company’s Annual Report on Form 10-K. While management believes the accruals for environmental remediation are adequate based on current estimates of remediation costs, the company may be subject to additional remedial or compliance costs due to future events such as changes in existing laws and regulations, changes in agency direction or enforcement policies, developments in remediation technologies or changes in the conduct of the company’s operations, which could have a material adverse effect on the company’s financial position, results of operations or cash flows.

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
Product Liability, Workers Compensation and Other Personal Injury Matters
The company is involved in various proceedings and litigation that arise from time to time in connection with product liability, workers compensation and other personal injury matters. At July 3, 2021, there have been no material changes to the accruals for pending product liability, workers compensation, and other personal injury matters disclosed in the company’s 2020 financial statements and notes included in the company’s Annual Report on Form 10-K. Although the company believes that the amounts accrued and estimated insurance recoveries are probable and appropriate based on available information, including actuarial studies of loss estimates, the process of estimating losses and insurance recoveries involves a considerable degree of judgment by management and the ultimate amounts could vary, which could have a material adverse effect on the company’s results of operations, financial position, and cash flows. Insurance contracts do not relieve the company of its primary obligation with respect to any losses incurred. The collectability of amounts due from its insurers is subject to the solvency and willingness of the insurer to pay, as well as the legal sufficiency of the insurance claims. Management monitors the payment history as well as the financial condition and ratings of its insurers on an ongoing basis.
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

Note 9.    Comprehensive Income
Changes in each component of accumulated other comprehensive items, net of tax, are as follows:

(In millions)	Currency Translation Adjustment	Unrealized Losses on Hedging Instruments	Pension and Other Postretirement Benefit Liability Adjustment	Total
Balance at December 31, 2020	$(2,438)	$(91)	$(278)	$(2,807)
Other comprehensive items before reclassifications	153	—	4	157
Amounts reclassified from accumulated other comprehensive items	—	14	6	20
Net other comprehensive items	153	14	10	177
Balance at July 3, 2021	$(2,285)	$(77)	$(268)	$(2,630)

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 10.    Fair Value Measurements and Fair Value of Financial Instruments
Fair Value Measurements
The following tables present information about the company’s financial assets and liabilities measured at fair value on a recurring basis as of July 3, 2021 and December 31, 2020:

	July 3,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2021	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$5,481	$5,481	$—	$—
Investments in common stock, mutual funds and other similar instruments	22	22	—	—
Warrants	18	—	18	—
Insurance contracts	173	—	173	—
Derivative contracts	65	—	65	—
Total Assets	$5,759	$5,503	$256	$—

Liabilities
Derivative contracts	$17	$—	$17	$—
Contingent consideration	149	—	—	149
Total Liabilities	$166	$—	$17	$149

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2020	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$8,971	$8,971	$—	$—
Investments in common stock, mutual funds and other similar instruments	21	21	—	—
Warrants	7	—	7	—
Insurance contracts	157	—	157	—
Derivative contracts	28	—	28	—
Total Assets	$9,184	$8,992	$192	$—

Liabilities
Derivative contracts	$132	$—	$132	$—
Contingent consideration	70	—	—	70
Total Liabilities	$202	$—	$132	$70
The company uses the Black-Scholes model to value its warrants. The company determines the fair value of its insurance contracts by obtaining the cash surrender value of the contracts from the issuer. The fair value of derivative contracts is the estimated amount that the company would receive/pay upon liquidation of the contracts, taking into account the change in interest rates and currency exchange rates. The company initially measures the fair value of acquisition-related contingent consideration based on amounts expected to be transferred (probability-weighted) discounted to present value. Changes to the fair value of contingent consideration are recorded in selling, general and administrative expense. The following table provides a rollforward of the fair value, as determined by level 3 inputs (such as likelihood of achieving production or revenue

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
milestones), of the contingent consideration.

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
(In millions)	2021	2020	2021	2020
Contingent Consideration
Beginning Balance	$227	$54	$70	$55
Acquisitions (including assumed balances)	17	—	179	—
Payments	(35)	(1)	(42)	(2)
Changes in fair value included in earnings	(60)	—	(58)	—
Ending Balance	$149	$53	$149	$53
Derivative Contracts
The following table provides the aggregate notional value of outstanding derivative contracts.

	July 3,	December 31,
(In millions)	2021	2020
Notional Amount
Interest rate swaps - fair value hedges	$—	$1,000
Cross-currency interest rate swaps - designated as net investment hedges	900	900
Currency exchange contracts	5,126	5,206
While certain derivatives are subject to netting arrangements with counterparties, the company does not offset derivative assets and liabilities within the balance sheet. The following tables present the fair value of derivative instruments in the accompanying balance sheet and statement of income.

	Fair Value – Assets		Fair Value – Liabilities
	July 3,	December 31,	July 3,	December 31,
(In millions)	2021	2020	2021	2020
Derivatives Designated as Hedging Instruments
Interest rate swaps (a)	$—	$25	$—	$—
Cross-currency interest rate swaps (a)	—	—	14	46
Derivatives Not Designated as Hedging Instruments
Currency exchange contracts (b)	65	3	3	86
Total Derivatives	$65	$28	$17	$132
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following amounts related to cumulative basis adjustments for fair value hedges were included in the accompanying balance sheet under the caption long-term obligations:

	Carrying Amount of the Hedged Liability		Cumulative Amount of Fair Value Hedging Adjustment - Increase (Decrease) Included in Carrying Amount of Liability
	July 3,	December 31,	July 3,	December 31,
(In millions)	2021	2020	2021	2020
Long-term Obligations	$—	$1,020	$—	$25

	Gain (Loss) Recognized
	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
(In millions)	2021	2020	2021	2020
Fair Value Hedging Relationships
Interest rate swaps
Hedged long-term obligations - included in other income (expense)	$—	$(7)	$25	$(43)
Derivatives designated as hedging instruments - included in other income (expense)	—	7	(3)	43
Derivatives Designated as Cash Flow Hedges
Interest rate swaps
Included in unrealized losses on hedging instruments within other comprehensive items	—	(4)	—	(85)
Amount reclassified from accumulated other comprehensive items to other expense	(2)	(4)	(19)	(6)
Financial Instruments Designated as Net Investment Hedges
Foreign currency-denominated debt
Included in currency translation adjustment within other comprehensive items	(90)	(64)	376	19
Cross-currency interest rate swaps
Included in currency translation adjustment within other comprehensive items	(6)	(9)	32	—
Included in other income (expense)	2	2	4	7
Derivatives Not Designated as Hedging Instruments
Currency exchange contracts
Included in cost of product revenues	(11)	(3)	1	—
Included in other income (expense)	(28)	(84)	155	(44)
Cross-currency interest rate swaps
Included in other income (expense)	—	—	—	(10)
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
See Note 1 to the consolidated financial statements for 2020 included in the company's Annual Report on Form 10-K for additional information on the company's risk management objectives and strategies.
Fair Value of Other Financial Instruments
The carrying value and fair value of the company’s debt obligations are as follows:

	July 3, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
(In millions)	Value	Value	Value	Value
Senior notes	$18,744	$20,735	$21,723	$24,653
Other	33	33	12	12
	$18,777	$20,768	$21,735	$24,665
The fair value of debt obligations was determined based on quoted market prices and on borrowing rates available to the company at the respective period ends which represent level 2 measurements.

Note 11.    Supplemental Cash Flow Information

	Six Months Ended
	July 3,	June 27,
(In millions)	2021	2020
Non-cash Investing and Financing Activities
Acquired but unpaid property, plant and equipment	$225	$107
Fair value of acquisition contingent consideration	179	—
Declared but unpaid dividends	104	89
Issuance of stock upon vesting of restricted stock units	97	81
Cash, cash equivalents and restricted cash is included in the accompanying balance sheet as follows:

	July 3,	December 31,
(In millions)	2021	2020
Cash and Cash Equivalents	$7,023	$10,325
Restricted Cash Included in Other Current Assets	11	10
Restricted Cash Included in Other Assets	1	1
Cash, Cash Equivalents and Restricted Cash	$7,035	$10,336
Amounts included in restricted cash represent funds held as collateral for bank guarantees and incoming cash in China awaiting government administrative clearance.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 12.    Restructuring and Other Costs
In the first six months of 2021 the company recorded restructuring and other costs primarily associated with charges for impairment of acquired technology and third-party transaction/integration costs related to recent acquisitions, partially offset by credits for changes in estimates of contingent acquisition consideration. In the first six months of 2021, severance actions associated with facility consolidations and cost reduction measures affected less than 0.5% of the company’s workforce.
As of August 6, 2021, the company has identified restructuring actions that will result in additional charges of approximately $45 million, primarily in 2021, and expects to identify additional actions during 2021 which will be recorded when specified criteria are met, such as communication of benefit arrangements or when the costs have been incurred.
During the second quarter of 2021, the company recorded net restructuring and other costs (income) by segment as follows:

(In millions)	Cost of Revenues	Selling, General and Administrative Expenses	Restructuring and Other Costs	Total
Life Sciences Solutions	$—	$(57)	$115	$58
Specialty Diagnostics	—	—	3	3
Laboratory Products and Services	—	15	1	16
	$—	$(42)	$119	$77
During the first six months of 2021, the company recorded net restructuring and other costs (income) by segment as follows:

(In millions)	Cost of Revenues	Selling, General and Administrative Expenses	Restructuring and Other Costs	Total
Life Sciences Solutions	$8	$(47)	$128	$89
Analytical Instruments	—	—	3	3
Specialty Diagnostics	—	(2)	3	1
Laboratory Products and Services	—	23	(2)	21
Corporate	—	—	1	1
	$8	$(26)	$133	$115
The principal components of net restructuring and other costs (income) by segment are as follows:
Life Sciences Solutions
In the first six months of 2021, the Life Sciences Solutions segment recorded $128 million of restructuring and other costs, primarily charges of $110 million for impairment of acquired technology resulting from a reduction in expected cash flows, and compensation contractually due to employees of acquired businesses at the date of acquisition. The segment recorded $47 million of credits to selling, general, and administrative expense, principally credits for changes in estimates of contingent acquisition consideration, partially offset by third-party transaction costs related to recent acquisitions. The segment also recorded $8 million of charges to cost of revenues for the sale of inventories revalued at the date of acquisition.
Laboratory Products and Services
In the first six months of 2021, the Laboratory Products and Services segment recorded $21 million of net restructuring and other charges, primarily for third-party transaction/integration costs related to recent acquisitions.

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

(In millions)	Total (a)
Balance at December 31, 2020	21
Net restructuring charges incurred in 2021 (b)	12
Payments	(20)
Balance at July 3, 2021	$13
(a)The movements in the restructuring liability principally consist of severance and other costs such as relocation and moving expenses associated with facility consolidations, as well as employee retention costs which are accrued ratably over the period through which employees must work to qualify for a payment.
(b)Excludes $121 million of net charges, principally for impairment of acquired technology and compensation contractually due and paid to employees of acquired businesses at the date of acquisition.
The company expects to pay accrued restructuring costs primarily through 2021.

THERMO FISHER SCIENTIFIC INC.
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934 are made throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, including without limitation statements regarding: projections of revenues, expenses, earnings, margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, our liquidity position; cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions or divestitures; growth, declines and other trends in markets we sell into; new or modified laws, regulations and accounting pronouncements; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; general economic and capital markets conditions; the timing of any of the foregoing; assumptions underlying any of the foregoing; any potential impact of the COVID-19 pandemic on the company’s business; and any other statements that address events or developments that Thermo Fisher intends or believes will or may occur in the future. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words. While the company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the company’s estimates change, and readers should not rely on those forward-looking statements as representing the company’s views as of any date subsequent to the date of the filing of this Quarterly Report.
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
The company mobilized in early 2020 to support the COVID-19 pandemic response with products and services that help analyze, diagnose and protect from the virus. However, the company saw a significant reduction in customer activity in several businesses by late March 2020 that materially adversely affected primarily the 2020 results of the Analytical Instruments segment and, to a lesser extent, some businesses within the company’s other three segments. The negative impact has significantly lessened so far in 2021, but could worsen later in the year dependent on the success of global efforts to control the pandemic and economic activity ramping up. The company believes the impacted businesses’ long-term prospects remain excellent given the company’s attractive markets served, its industry-leading position and proven growth strategy. Several of the company’s businesses have had a significant increase in revenues due to sales of products and services addressing diagnosis and treatment of COVID-19, including test kits and, to a lesser extent, products and services for therapy and vaccine development and manufacturing. While these positive impacts are expected to continue through 2021, the duration and extent of future revenues from such sales are uncertain and dependent primarily on customer testing as well as therapy and vaccine demand.
Sales in the second quarter of 2021 were $9.27 billion, an increase of $2.36 billion from the second quarter of 2020. Excluding the effects of currency translation and acquisitions, revenues increased $1.92 billion (28%).
In the second quarter of 2021, total company operating income and operating income margin were $2.16 billion and 23.3%, respectively, compared with $1.39 billion and 20.1%, respectively, in 2020.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Overview (continued)
Net income increased to $1.83 billion in the second quarter of 2021 from $1.16 billion in the second quarter of 2020, primarily due to an increase in operating income, offset in part by an increase in the income tax provision.
During the first six months of 2021, the company’s cash flow from operations totaled $4.21 billion compared with $2.24 billion for 2020.
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
On April 15, 2021, the company entered into a definitive agreement under which it will acquire PPD, Inc. for $47.50 per share for a total cash purchase price of $17.4 billion plus the assumption of approximately $3.5 billion of net debt. PPD provides a broad range of clinical research and specialized laboratory services to enable customers to accelerate innovation and increase drug development productivity. In 2020, PPD generated revenue of $4.7 billion. Upon close of the transaction, PPD will become part of the Laboratory Products and Services Segment. Shareholders holding in aggregate approximately 60% of the issued and outstanding shares of common stock of PPD on April 15, 2021, have approved the transaction by written consent. No further action by other PPD shareholders is required to approve the transaction. The transaction is subject to the satisfaction of customary closing conditions, including the receipt of applicable regulatory approvals. On July 16, 2021, the company and PPD each received a request for additional information and documentary materials from the FTC, in connection with the FTC’s review of the proposed merger. The effect of the Second Request is to extend the waiting period imposed under the HSR Act until the 30th day after substantial compliance by the company and PPD with the Second Request, unless the waiting period is terminated earlier by the FTC. Subject to the satisfaction of the required closing conditions, we continue to expect the merger to be completed by the end of 2021. The company intends to finance the purchase price with cash on hand and the net proceeds from issuance of debt. The company is currently evaluating future debt financings and the timing of such transactions is subject to market and other conditions. The company also has available, but it does not currently expect to utilize, up to $6.5 billion of committed bridge financing.

Critical Accounting Policies and Estimates
Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements of the company’s Annual Report on Form 10-K for 2020, describe the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no significant changes in the company's critical accounting policies during the first six months of 2021.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations
Second Quarter 2021 Compared With Second Quarter 2020

	Three Months Ended
(In millions)	July 3, 2021	June 27, 2020	Total Change	Currency Translation	Acquisitions/ Divestitures	Operations
Revenues
Life Sciences Solutions	$3,557	$2,602	$955	$139	$64	$752
Analytical Instruments	1,481	1,051	430	51	—	379
Specialty Diagnostics	1,235	988	247	37	—	210
Laboratory Products and Services	3,583	2,787	796	107	53	636
Eliminations	(583)	(511)	(72)	(11)	—	(61)
Consolidated Revenues	$9,273	$6,917	$2,356	$323	$117	$1,916
Sales in the second quarter of 2021 increased $2.36 billion from the second quarter of 2020. Aside from the effects of currency translation and acquisitions, revenues increased $1.92 billion (28%) primarily due to increased demand. Sales of products that address COVID-19 testing and treatment increased $0.58 billion to $1.87 billion in the second quarter of 2021. Conditions were very robust in each of the company’s end markets during the second quarter of 2021 driven by three factors: strong fundamentals in the life sciences, strong economic activity globally and the role the industry is playing in the pandemic response. Sales were particularly strong to academic and government, as well as industrial and applied customers, which were most affected in the second quarter of 2020 due to business disruptions related to the pandemic. Sales to customers in pharma and biotech markets were very strong driven by underlying market dynamics and the company’s role in supporting customers across a wide range of therapeutic areas. Sales to customers in diagnostics and healthcare markets were strong as customer demand for non-COVID-19 response products and services was approaching pre-pandemic levels. Sales growth was strong in each of the company’s primary geographic areas during the second quarter of 2021.
In the second quarter of 2021, total company operating income and operating income margin were $2.16 billion and 23.3%, respectively, compared with $1.39 billion and 20.1%, respectively, in 2020. The increase in operating income was primarily due to profit on higher sales and, to a lesser extent, favorable foreign currency exchange and sales mix, offset in part by strategic growth investments in 2021 to support the company’s near and long-term growth. The company’s references to strategic growth investments generally refer to targeted spending for enhancing commercial capabilities, including expansion of geographic sales reach and e-commerce platforms, marketing initiatives, expanded service and operational infrastructure, research and development projects and other expenditures to enhance the customer experience, as well as incentive compensation and recognition for employees. The company’s references throughout this discussion to productivity improvements generally refer to improved cost efficiencies from its Practical Process Improvement (PPI) business system including reduced costs resulting from implementing continuous improvement methodologies, global sourcing initiatives, a lower cost structure following restructuring actions, including headcount reductions and consolidation of facilities, and low cost region manufacturing. Productivity improvements are calculated net of inflationary cost increases.
In the second quarter of 2021, the company recorded restructuring and other costs of $77 million. In the second quarter of 2020, the company recorded restructuring and other costs of $56 million. See Note 12 for restructuring charges expected in future periods.
Segment Results
Note 4 to the Consolidated Financial Statements of the company’s Annual Report on Form 10-K for 2020, describes the company’s measurement of segment income. There have been no significant changes in measurement methods used to determine segment income.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

	Three Months Ended
	July 3,	June 27,
(Dollars in millions)	2021	2020	Change
Revenues
Life Sciences Solutions	$3,557	$2,602	37%
Analytical Instruments	1,481	1,051	41%
Specialty Diagnostics	1,235	988	25%
Laboratory Products and Services	3,583	2,787	29%
Eliminations	(583)	(511)	14%
Consolidated Revenues	$9,273	$6,917	34%

Segment Income
Life Sciences Solutions	$1,718	$1,234	39%
Analytical Instruments	280	135	107%
Specialty Diagnostics	245	214	14%
Laboratory Products and Services	446	281	59%
Subtotal Reportable Segments	2,689	1,864	44%

Cost of Revenues Charges	—	(2)
Selling, General and Administrative (Credits) Charges	42	(42)
Restructuring and Other Costs	(119)	(12)
Amortization of Acquisition-related Intangible Assets	(449)	(417)
Consolidated Operating Income	$2,163	$1,391	55%

Reportable Segments Income Margin	29.0%	27.0%
Consolidated Operating Income Margin	23.3%	20.1%
Income from the company’s reportable segments increased 44% to $2.69 billion in the second quarter of 2021 due primarily to profit on higher sales and, to a lesser extent, favorable foreign currency exchange and sales mix, offset in part by strategic growth investments.
Life Sciences Solutions

	Three Months Ended
	July 3,	June 27,
(Dollars in millions)	2021	2020	Change
Revenues	$3,557	$2,602	37%

Operating Income Margin	48.3%	47.4%	0.9 pt
Sales in the Life Sciences Solutions segment increased $955 million in the second quarter of 2021. Sales increased $752 million (29%) due to higher revenues at existing businesses and $64 million due to acquisitions. The favorable effects of currency translation resulted in an increase in revenues of $139 million. The increase in revenues at existing businesses was primarily driven by demand for biosciences products and bioproduction products.
The increase in operating income margin for the segment resulted primarily from profit on higher sales and, to a lesser extent, sales mix, offset in part by strategic growth investments.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)
Analytical Instruments

	Three Months Ended
	July 3,	June 27,
(Dollars in millions)	2021	2020	Change
Revenues	$1,481	$1,051	41%

Operating Income Margin	18.9%	12.9%	6.0 pt
Sales in the Analytical Instruments segment increased $430 million in the second quarter of 2021. Sales increased $379 million (36%) due to higher revenues at existing businesses. The favorable effects of currency translation resulted in an increase in revenues of $51 million. The increase in revenues at existing businesses was due to increased demand for products sold by each of the segment’s primary businesses with particular strength in chromatography and mass spectrometry instruments as well as materials and structural analysis instruments.
The increase in operating income margin for the segment was primarily due to profit on higher sales and, to a lesser extent, productivity improvements, offset in part by strategic growth investments and, to a lesser extent, sales mix.
Specialty Diagnostics

	Three Months Ended
	July 3,	June 27,
(Dollars in millions)	2021	2020	Change
Revenues	$1,235	$988	25%

Operating Income Margin	19.9%	21.6%	-1.7 pt
Sales in the Specialty Diagnostics segment increased $247 million in the second quarter of 2021. Sales increased $210 million (21%) due to higher revenues at existing businesses. The favorable effects of currency translation resulted in an increase in revenues of $37 million. The increase in revenues at existing businesses was due to higher demand in each of the segment’s primary businesses with particular strength in sales of immunodiagnostics products and products sold through the segment's healthcare market channel business.
The decrease in operating income margin for the segment was primarily due to inflationary cost increases, net of productivity improvements, and strategic growth investments, offset in part by profit on higher sales and sales mix.
Laboratory Products and Services

	Three Months Ended
	July 3,	June 27,
(Dollars in millions)	2021	2020	Change
Revenues	$3,583	$2,787	29%

Operating Income Margin	12.4%	10.1%	2.3 pt
Sales in the Laboratory Products and Services segment increased $796 million in the second quarter of 2021. Sales increased $636 million (23%) due to higher revenues at existing businesses and $53 million due to an acquisition. The favorable effects of currency translation resulted in an increase in revenues of $107 million. The increase in revenues at existing businesses was primarily due to increased demand in each of the segment’s principal businesses with particular strength in products sold through its research and safety market channel business.
The increase in operating income margin for the segment was primarily due to profit on higher sales and sales mix, offset in part by strategic growth investments.
Other Expense
The company reported other expense of $5 million in the second quarter of 2021 compared to other expense of $9 million in the second quarter of 2020. In 2021, other expense includes $6 million for amortization of bridge loan commitment fees related to the pending acquisition of PPD. In 2020, other expense includes $27 million of costs for a subsequently terminated acquisition, primarily for amortization of bridge loan commitment fees and entering into currency hedging contracts.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)
Provision for Income Taxes
The company's effective tax rate was 10.7% for the second quarter of 2021. During the quarter, the company recorded a $162 million income tax benefit on an intra-entity transfer of assets. The company expects its effective tax rate for all of 2021 will be between 11% and 13% based on currently forecasted rates of profitability in the countries in which the company conducts business and expected generation of foreign tax credits. Due primarily to the non-deductibility of intangible asset amortization for tax purposes, the company’s cash payments for income taxes are higher than its income tax expense for financial reporting purposes and are expected to total approximately $1.7 billion in 2021. In the second quarter of 2020, the company’s effective tax rate was 7.8%. In 2020, the company implemented foreign tax credit planning in Sweden which resulted in $96 million of foreign tax credits, with no related incremental U.S. income tax expense.
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

First Six Months of 2021 Compared With First Six Months of 2020

	Six Months Ended
(In millions)	July 3, 2021	June 27, 2020	Total Change	Currency Translation	Acquisitions/ Divestitures	Operations
Revenues
Life Sciences Solutions	$7,760	$4,376	$3,384	$241	$96	$3,047
Analytical Instruments	2,868	2,152	716	96	—	620
Specialty Diagnostics	2,850	1,946	904	69	—	835
Laboratory Products and Services	7,180	5,517	1,663	199	130	1,334
Eliminations	(1,479)	(844)	(635)	(19)	—	(616)
Consolidated Revenues	$19,179	$13,147	$6,032	$586	$226	$5,220
Sales in the first six months of 2021 increased $6.03 billion from the first six months of 2020. Aside from the effects of currency translation and acquisitions, revenues increased $5.22 billion (40%) primarily due to increased demand. The first quarter of 2021 had three extra selling days compared to the first quarter of 2020. The company's fourth quarter of 2021 will have four fewer selling days than the corresponding 2020 quarter. Sales of products that address COVID-19 testing and treatment increased $3.26 billion to $4.72 billion in the first six months of 2021. Sales to customers in each of the company’s primary end markets grew with particular strength in the diagnostics and healthcare industry. Sales growth was strong in each of the company’s primary geographic areas.
In the first six months of 2021, total company operating income and operating income margin were $5.21 billion and 27.2%, respectively, compared with $2.30 billion and 17.5%, respectively, in the first six months of 2020. The increase in operating income was primarily due to profit on higher sales and, to a lesser extent, sales mix, offset in part by strategic growth investments.
In the first six months of 2021, the company recorded restructuring and other costs of $115 million (Note 12). In the first six months of 2020, the company recorded restructuring and other costs of $102 million.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)
Segment Results

	Six Months Ended
	July 3,	June 27,
(Dollars in millions)	2021	2020	Change
Revenues
Life Sciences Solutions	$7,760	$4,376	77%
Analytical Instruments	2,868	2,152	33%
Specialty Diagnostics	2,850	1,946	46%
Laboratory Products and Services	7,180	5,517	30%
Eliminations	(1,479)	(844)	75%
Consolidated Revenues	$19,179	$13,147	46%

Segment Income
Life Sciences Solutions	$3,997	$1,909	109%
Analytical Instruments	552	306	80%
Specialty Diagnostics	673	450	50%
Laboratory Products and Services	977	576	70%
Subtotal Reportable Segments	6,199	3,241	91%

Cost of Revenues Charges	(8)	(4)
Selling, General and Administrative Charges	26	(48)
Restructuring and Other Costs	(133)	(50)
Amortization of Acquisition-related Intangible Assets	(872)	(842)
Consolidated Operating Income	$5,212	$2,297	127%

Reportable Segments Income Margin	32.3%	24.7%
Consolidated Operating Income Margin	27.2%	17.5%
Income from the company’s reportable segments increased 91% to $6.20 billion in the first six months of 2021 due primarily to profit on higher sales and, to a lesser extent, sales mix, offset in part by strategic growth investments.
Life Sciences Solutions

	Six Months Ended
	July 3,	June 27,
(Dollars in millions)	2021	2020	Change
Revenues	$7,760	$4,376	77%

Operating Income Margin	51.5%	43.6%	7.9 pt
Sales in the Life Sciences Solutions segment increased $3.38 billion in the first six months of 2021. Sales increased $3.05 billion (70%) due to higher revenues at existing businesses and $96 million due to acquisitions. The favorable effects of currency translation resulted in an increase in revenues of $241 million. The increase in revenues at existing businesses was driven by a combination of increased demand for testing to diagnose COVID-19 with higher sales of genetic sciences products and biosciences products and strong demand in each of the segment’s businesses.
The increase in operating income margin for the segment resulted primarily from profit on higher sales and, to a lesser extent, sales mix, offset in part by strategic growth investments.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)
Analytical Instruments

	Six Months Ended
	July 3,	June 27,
(Dollars in millions)	2021	2020	Change
Revenues	$2,868	$2,152	33%

Operating Income Margin	19.3%	14.2%	5.1 pt
Sales in the Analytical Instruments segment increased $716 million in the first six months of 2021. Sales increased $620 million (29%) due to higher revenues at existing businesses. The favorable effects of currency translation resulted in an increase in revenues of $96 million. The increase in revenues at existing businesses was due to increased demand for products sold by each of the segment’s primary businesses with particular strength in chromatography and mass spectrometry instruments as well as materials and structural analysis instruments.
The increase in operating income margin for the segment was primarily due to profit on higher sales and, to a lesser extent, productivity improvements, offset in part by strategic growth investments and sales mix.
Specialty Diagnostics

	Six Months Ended
	July 3,	June 27,
(Dollars in millions)	2021	2020	Change
Revenues	$2,850	$1,946	46%

Operating Income Margin	23.6%	23.1%	0.5 pt
Sales in the Specialty Diagnostics segment increased $904 million in the first six months of 2021. Sales increased $835 million (43%) due to higher revenues at existing businesses. The favorable effects of currency translation resulted in an increase in revenues of $69 million. The increase in revenues at existing businesses was due to higher demand primarily driven by products addressing treatment of COVID-19, with particular strength in sales of products sold through the segment's healthcare market channel business, and to a lesser extent, microbiology products.
The increase in operating income margin for the segment was primarily due to profit on higher sales, offset in part by inflationary cost increases, net of productivity improvements and sales mix.
Laboratory Products and Services

	Six Months Ended
	July 3,	June 27,
(Dollars in millions)	2021	2020	Change
Revenues	$7,180	$5,517	30%

Operating Income Margin	13.6%	10.4%	3.2 pt
Sales in the Laboratory Products and Services segment increased $1.66 billion to $7.18 billion in 2021. Sales increased $1.33 billion (24%) due to higher revenues at existing businesses and $130 million due to an acquisition. The favorable effects of currency translation resulted in an increase in revenues of $199 million. The increase in revenues at existing businesses was primarily due to increased demand in each of the segment’s principal businesses with particular strength in products sold through its research and safety market channel business and, to a lesser extent, its laboratory products business.
The increase in operating income margin for the segment was primarily due to profit on higher sales and, to a lesser extent, acquisitions, offset in part by strategic growth investments.
Other Income/Expense
The company reported other (expense) income of $(188) million and $3 million in the first six months of 2021 and 2020, respectively. In 2021, other expense includes $197 million of losses on the early extinguishment of debt and $6 million for amortization of bridge loan commitment fees related to the pending acquisition of PPD. In 2020, other income was reduced by

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)
$44 million of costs for a subsequently terminated acquisition, primarily for entering into currency hedging contracts and amortization of loan commitment fees.
Provision for Income Taxes
The company recorded a $635 million provision for income taxes in the first six months of 2021. During the second quarter of 2021, the company recorded a $162 million income tax benefit on an intra-entity transfer of assets. The company recorded a $137 million provision for income taxes in the first six months of 2020. In the second quarter of 2020, the company implemented foreign tax credit planning in Sweden which resulted in $96 million of foreign tax credits, with no related incremental U.S. income tax expense.

Recent Accounting Pronouncements
A description of recently issued accounting standards is included under the heading “Recent Accounting Pronouncements” in Note 1.

Liquidity and Capital Resources
Consolidated working capital (current assets less current liabilities) was $12.34 billion at July 3, 2021, compared with $11.65 billion at December 31, 2020. Included in working capital were cash and cash equivalents of $7.02 billion at July 3, 2021 and $10.33 billion at December 31, 2020.
First Six Months of 2021
Cash provided by operating activities during the first six months of 2021 was $4.21 billion. Cash provided by income was offset in part by investments in working capital. A decrease in accounts receivable provided $249 million of cash. An increase in inventories used cash of $621 million, primarily to support growth in sales. Changes in other assets and other liabilities used cash of $1.06 billion primarily due to the timing of payments for compensation and income taxes. Cash payments for income taxes increased to $1.27 billion during the first six months of 2021, compared with $320 million in the first six months of 2020.
During the first six months of 2021, the company’s investing activities used $2.62 billion of cash. Acquisitions used cash of $1.43 billion. The company's investing activities also included the purchase of $1.17 billion of property, plant and equipment for capacity and capability investments.
The company’s financing activities used $4.93 billion of cash during the first six months of 2021. Repayment of senior notes used cash of $2.81 billion. The company’s financing activities also included the repurchase of $2.00 billion of the company's common stock and the payment of $190 million in cash dividends. On November 5, 2020, the Board of Directors replaced the existing authorization to repurchase the company’s common stock with a new authorization to repurchase up to $2.50 billion of the company’s common stock. At August 6, 2021, authorization remained for $500 million of future repurchases of the company’s common stock.
The company's commitments for purchases of property, plant and equipment, contractual obligations and other commercial commitments did not change materially between December 31, 2020 and July 3, 2021 except for the agreement to acquire PPD, discussed in Note 2. The company expects that for all of 2021, expenditures for property, plant and equipment, net of disposals, will be between $2.5 and $2.7 billion.
As of July 3, 2021, the company’s short-term debt totaled $4 million. The company has a revolving credit facility with a bank group that provides up to $3.00 billion of unsecured multi-currency revolving credit (Note 7). If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of July 3, 2021, no borrowings were outstanding under the company’s revolving credit facility, although available capacity was reduced by approximately $4 million as a result of outstanding letters of credit.
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
First Six Months of 2020
Cash provided by operating activities was $2.24 billion during the first six months of 2020. Cash provided by income was offset in part by investments in working capital. Increases in accounts receivable and inventories used cash of $195 million and $309 million, respectively, primarily to support growth in sales. Changes in other assets and other liabilities provided cash of $303 million primarily due to the timing of payments for compensation and income taxes. Cash payments for income taxes totaled $320 million.
During the first six months of 2020, the company’s investing activities used $519 million of cash, principally for the purchase of property, plant and equipment.
The company’s financing activities provided $1.80 billion of cash during the first six months of 2020. Issuance of senior notes provided cash of $3.46 billion. The company’s financing activities also included the repurchase of $1.50 billion of the company’s common stock and the payment of $163 million in cash dividends.

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
Changes in Internal Control over Financial Reporting
There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended July 3, 2021, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

THERMO FISHER SCIENTIFIC INC.
PART II    OTHER INFORMATION
Item 1.    Legal Proceedings
There are various lawsuits and claims against the company involving product liability, intellectual property, employment and commercial issues. See “Note 8 to our Condensed Consolidated Financial Statements – Commitments and Contingencies.”

Item 1A.    Risk Factors
The risks that we believe are material to our investors are discussed in the company’s Annual Report on Form 10-K for the year ended December 31, 2020 under the caption “Risk Factors,” which is on file with the SEC. Except as set forth herein, there have been no material changes during the six months ended July 3, 2021 to our previously reported Risk Factors.
Risks Relating to Our Proposed Acquisition of PPD
Regulatory approvals necessary for our acquisition of PPD may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the PPD acquisition. Before the PPD acquisition may be completed, we must obtain certain required regulatory approvals, waivers or consents. These regulators may impose conditions on the completion of the transaction. Such conditions could have the effect of delaying or preventing completion of the transaction, causing us to incur additional costs or limiting the revenues of the combined company following the transaction, any of which might have an adverse effect on the combined company following the transaction. Additionally, any delay in closing may adversely affect the business of PPD and therefore the combined company following the transaction, including an adverse effect on PPD’s ability to retain employees during the pendency of the transaction or on PPD’s relationships with its vendors, customers and other parties if such vendors, customers or other parties attempt to negotiate changes in existing business relationships, consider entering into business relationships with parties other than PPD or delay or defer decisions concerning their business with PPD during the pendency of the transaction. On July 16, 2021, we and PPD each received a request for additional information and documentary materials (collectively, the “Second Request”) from the U.S. Federal Trade Commission (“FTC”), in connection with the FTC’s review of the proposed merger. The effect of the Second Request is to extend the waiting period imposed under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), until the 30th day after substantial compliance by the us and PPD with the Second Request, unless the waiting period is terminated earlier by the FTC. Subject to the satisfaction of customary closing conditions, including the required regulatory approvals, waivers or consents, we continue to expect the merger to be completed by the end of 2021.
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
Risks Relating to Financial Profile
We have outstanding debt, and our debt will increase as a result of additional debt we expect to incur to finance the PPD acquisition. Our existing and future indebtedness may restrict our investment opportunities or limit our activities and negatively impact our credit ratings. As of July 3, 2021, we had approximately $18.78 billion in outstanding indebtedness. In addition, we have availability to borrow under a revolving credit facility that provides for up to $3.00 billion of unsecured multi-currency revolving credit. We expect to incur additional indebtedness to fund a portion of the purchase price of the PPD acquisition. We may also obtain additional long-term debt and lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
There was no share repurchase activity for the company's second quarter of 2021. On November 5, 2020, the Board of Directors replaced the existing authorization to repurchase the company’s common stock with a new authorization to repurchase up to $2.50 billion of the company’s common stock. At July 3, 2021, $500 million was available for future repurchases of the company’s common stock under this authorization.

THERMO FISHER SCIENTIFIC INC.
Item 6.    Exhibits

Exhibit Number	Description of Exhibit
3.1
Amended and Restated By-Laws of the Registrant, as amended and effective as of July 8, 2021 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed July 9, 2021 [File No. 1-8002] and incorporated in this document by reference).

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

Date:	August 6, 2021	THERMO FISHER SCIENTIFIC INC.

/s/ Stephen Williamson
Stephen Williamson
Senior Vice President and Chief Financial Officer

/s/ Joseph R. Holmes
Joseph R. Holmes
Vice President and Chief Accounting Officer