Form 10-Q
period 2021-10-02
THERMO FISHER SCIENTIFIC INC.
filed 2021-11-04
CIK 97745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended October 2, 2021 or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Large accelerated filer ☒                                               Accelerated filer ☐                                       Non-accelerated filer ☐
Smaller reporting company ☐                                      Emerging growth company  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of October 2, 2021, the Registrant had 394,048,087 shares of Common Stock outstanding.

THERMO FISHER SCIENTIFIC INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 2, 2021

THERMO FISHER SCIENTIFIC INC.
PART I    FINANCIAL INFORMATION
Item 1.    Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	October 2,	December 31,
(In millions except share and per share amounts)	2021	2020
Assets
Current Assets:
Cash and cash equivalents	$12,027	$10,325
Accounts receivable, less allowances of $138 and $135	5,557	5,741
Inventories	4,906	4,029
Contract assets, net	808	731
Other current assets	1,426	1,131
Total current assets	24,724	21,957
Property, Plant and Equipment, Net	7,049	5,912
Acquisition-related Intangible Assets, Net	11,927	12,685
Other Assets	2,991	2,457
Goodwill	26,909	26,041
Total Assets	$73,600	$69,052

Liabilities and Shareholders' Equity
Current Liabilities:
Short-term obligations and current maturities of long-term obligations	$19	$2,628
Accounts payable	2,301	2,175
Accrued payroll and employee benefits	1,816	1,916
Contract liabilities	1,442	1,271
Other accrued expenses	2,175	2,314
Total current liabilities	7,753	10,304
Deferred Income Taxes	1,465	1,794
Other Long-term Liabilities	3,984	3,340
Long-term Obligations	21,688	19,107
Shareholders' Equity:
Preferred stock, $100 par value, 50,000 shares authorized; none issued
Common stock, $1 par value, 1,200,000,000 shares authorized; 438,749,893 and 437,088,297 shares issued	439	437
Capital in excess of par value	15,960	15,579
Retained earnings	33,876	28,116
Treasury stock at cost, 44,701,806 and 40,417,789 shares	(8,911)	(6,818)
Accumulated other comprehensive items	(2,654)	(2,807)
Total shareholders' equity	38,710	34,507
Total Liabilities and Shareholders' Equity	$73,600	$69,052

The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
(In millions except per share amounts)	2021	2020	2021	2020
Revenues
Product revenues	$7,360	$6,782	$22,430	$16,662
Service revenues	1,970	1,739	6,079	5,006
Total revenues	9,330	8,521	28,509	21,668

Costs and Operating Expenses:
Cost of product revenues	3,298	3,001	9,977	7,732
Cost of service revenues	1,381	1,189	4,148	3,488
Selling, general and administrative expenses	2,004	1,592	5,729	4,853
Research and development expenses	351	296	1,014	805
Restructuring and other costs	18	17	151	67
Total costs and operating expenses	7,052	6,095	21,019	16,945
Operating Income	2,278	2,426	7,490	4,723
Interest Income	9	9	32	53
Interest Expense	(128)	(144)	(375)	(407)
Other Income (Expense)	14	(39)	(174)	(36)
Income Before Income Taxes	2,173	2,252	6,973	4,333
Provision for Income Taxes	(271)	(319)	(906)	(456)
Net Income	$1,902	$1,933	$6,067	$3,877

Earnings per Share
Basic	$4.83	$4.88	$15.41	$9.79
Diluted	$4.79	$4.84	$15.29	$9.71

Weighted Average Shares
Basic	394	396	394	396
Diluted	397	399	397	399

The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.
 CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
(In millions)	2021	2020	2021	2020
Comprehensive Income
Net Income	$1,902	$1,933	$6,067	$3,877
Other Comprehensive Items:
Currency translation adjustment:
Currency translation adjustment (net of tax provision (benefit) of $74, $(76), $169 and $(71))	(32)	10	121	(244)
Unrealized gains and losses on hedging instruments:
Unrealized losses on hedging instruments (net of tax benefit of $0, $0, $0 and $20)	—	—	—	(65)
Reclassification adjustment for losses included in net income (net of tax benefit of $0, $2, $5 and $4)	2	6	16	10
Pension and other postretirement benefit liability adjustments:
Pension and other postretirement benefit liability adjustments arising during the period (net of tax (provision) benefit of $(1), $1, $(3) and $2)	3	(4)	7	(5)
Amortization of net loss included in net periodic pension cost (net of tax benefit of $2, $1, $4 and $4)	3	7	9	13
Total other comprehensive items	(24)	19	153	(291)
Comprehensive Income	$1,878	$1,952	$6,220	$3,586

The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	October 2,	September 26,
(In millions)	2021	2020
Operating Activities
Net income	$6,067	$3,877
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	614	467
Amortization of acquisition-related intangible assets	1,295	1,256
Change in deferred income taxes	(455)	(496)
Loss on early extinguishment of debt	197	—
Stock-based compensation	153	145
Other non-cash expenses, net	194	209
Changes in assets and liabilities, excluding the effects of acquisitions	(1,210)	(508)
Net cash provided by operating activities	6,855	4,950

Investing Activities
Acquisitions, net of cash acquired	(1,519)	(3)
Purchase of property, plant and equipment	(1,692)	(888)
Proceeds from sale of property, plant and equipment	9	7
Other investing activities, net	(38)	—
Net cash used in investing activities	(3,240)	(884)

Financing Activities
Net proceeds from issuance of debt	3,122	3,464
Repayment of debt	(2,807)	(712)
Proceeds from issuance of commercial paper	—	383
Repayments of commercial paper	—	(387)
Purchases of company common stock	(2,000)	(1,500)
Dividends paid	(292)	(250)
Net proceeds from issuance of company common stock under employee stock plans	101	156
Other financing activities, net	(10)	(146)
Net cash (used in) provided by financing activities	(1,886)	1,008

Exchange Rate Effect on Cash	(17)	74
Increase in Cash, Cash Equivalents and Restricted Cash	1,712	5,148
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	10,336	2,422
Cash, Cash Equivalents and Restricted Cash at End of Period	$12,048	$7,570
The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Total Shareholders' Equity
(In millions)	Shares	Amount			Shares	Amount

	Three Months Ended October 2, 2021
Balance at July 3, 2021	438	$438	$15,826	$32,076	45	$(8,856)	$(2,630)	$36,854
Issuance of shares under employees' and directors' stock plans	1	1	83	—	—	(55)	—	29
Stock-based compensation	—	—	51	—	—	—	—	51
Dividends declared ($0.26 per share)	—	—	—	(102)	—	—	—	(102)
Net income	—	—	—	1,902	—	—	—	1,902
Other comprehensive items	—	—	—	—	—	—	(24)	(24)
Balance at October 2, 2021	439	$439	$15,960	$33,876	45	$(8,911)	$(2,654)	$38,710

	Three Months Ended September 26, 2020
Balance at June 27, 2020	436	$436	$15,334	$23,860	40	$(6,766)	$(2,989)	$29,875
Issuance of shares under employees' and directors' stock plans	1	1	81	—	—	(49)	—	33
Stock-based compensation	—	—	52	—	—	—	—	52
Dividends declared ($0.22 per share)	—	—	—	(88)	—	—	—	(88)
Net income	—	—	—	1,933	—	—	—	1,933
Other comprehensive items	—	—	—	—	—	—	19	19
Balance at September 26, 2020	437	$437	$15,467	$25,705	40	$(6,815)	$(2,970)	$31,824

	Nine Months Ended October 2, 2021
Balance at December 31, 2020	437	$437	$15,579	$28,116	40	$(6,818)	$(2,807)	$34,507
Issuance of shares under employees' and directors' stock plans	2	2	228	—	1	(93)	—	137
Stock-based compensation	—	—	153	—	—	—	—	153
Purchases of company common stock	—	—	—	—	4	(2,000)	—	(2,000)
Dividends declared ($0.78 per share)	—	—	—	(307)	—	—	—	(307)
Net income	—	—	—	6,067	—	—	—	6,067
Other comprehensive items	—	—	—	—	—	—	153	153
Balance at October 2, 2021	439	$439	$15,960	$33,876	45	$(8,911)	$(2,654)	$38,710

	Nine Months Ended September 26, 2020
Balance at December 31, 2019	434	$434	$15,064	$22,092	36	$(5,236)	$(2,679)	$29,675
Cumulative effect of accounting change	—	—	—	(1)	—	—	—	(1)
Issuance of shares under employees' and directors' stock plans	3	3	258	—	—	(79)	—	182
Stock-based compensation	—	—	145	—	—	—	—	145
Purchases of company common stock	—	—	—	—	4	(1,500)	—	(1,500)
Dividends declared ($0.66 per share)	—	—	—	(263)	—	—	—	(263)
Net income	—	—	—	3,877	—	—	—	3,877
Other comprehensive items	—	—	—	—	—	—	(291)	(291)
Balance at September 26, 2020	437	$437	$15,467	$25,705	40	$(6,815)	$(2,970)	$31,824

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
Interim Financial Statements
The interim condensed consolidated financial statements presented herein have been prepared by the company, are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at October 2, 2021, the results of operations for the three- and nine-month periods ended October 2, 2021 and September 26, 2020, and the cash flows for the nine-month periods ended October 2, 2021 and September 26, 2020. Interim results are not necessarily indicative of results for a full year.
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
Note 1 to the consolidated financial statements for 2020 describes the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no material changes in the company’s significant accounting policies during the nine months ended October 2, 2021.
Inventories
The components of inventories are as follows:

	October 2,	December 31,
(In millions)	2021	2020
Raw Materials	$1,840	$1,305
Work in Process	680	540
Finished Goods	2,386	2,184
Inventories	$4,906	$4,029
Prior to the third quarter of 2021, certain of the company’s businesses utilized the last-in, first-out (LIFO) method of accounting for inventories. During the third quarter of 2021, these businesses, which comprise approximately 5% of consolidated inventories, changed from the LIFO method to the first-in, first-out (FIFO) method. The company believes this change is preferable as it will provide a consistent, uniform costing method for all inventories across the company, better reflect the current value of inventories, and improve comparability with peers. Prior financial statements have not been retrospectively adjusted due to immateriality. The cumulative pre-tax effect of this change in accounting principle of $33 million was recorded as an increase to inventories and a decrease to cost of product revenues in the third quarter of 2021. This change was recorded in the Laboratory Products and Services ($20 million) and Specialty Diagnostics ($13 million) segments.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
The company’s estimates include, among others, asset reserve requirements as well as the amounts of future cash flows associated with certain assets and businesses that are used in assessing the risk of impairment. Risks and uncertainties associated with the ongoing COVID-19 global pandemic materially adversely affected certain of the company’s businesses in 2020, particularly in the Analytical Instruments segment and, to a lesser extent, some businesses within the other three

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
segments. The negative impacts have significantly lessened so far in 2021. The extent and duration of negative impacts in the future, which may include inflationary pressures and supply chain disruptions, are uncertain and may require changes to estimates. Actual results could differ from those estimates.
Recent Accounting Pronouncements
In October 2021, the FASB amended guidance to recognize and measure contract assets and contract liabilities acquired in a business combination. Generally, this new guidance will result in the company recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. The company will adopt this guidance in the fourth quarter of 2021 retrospectively to all business combinations completed in the first three quarters of 2021 and prospectively to all future business combinations. The adoption of this guidance will not have a material impact on the company’s consolidated financial statements for prior acquisitions; however, the impact in future periods will be dependent on the contract assets and contract liabilities acquired in future business combinations.
In July 2021, the FASB amended guidance to require lessors to classify leases as operating leases if they have certain variable lease payment structures and would have selling losses if they were classified as sales-type or direct financing leases. The company adopted the guidance in the third quarter of 2021 using a prospective method. The adoption of this guidance did not have a material impact on the company’s consolidated financial statements.
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

Note 2.    Acquisitions
The company’s acquisitions have historically been made at prices above the determined fair value of the acquired identifiable net assets, resulting in goodwill, primarily due to expectations of the synergies that will be realized by combining the businesses and the benefits that will be gained from the assembled workforce. These synergies include the elimination of redundant facilities, functions and staffing; use of the company’s existing commercial infrastructure to expand sales of the acquired businesses’ products; and use of the commercial infrastructure of the acquired businesses to cost-effectively expand sales of company products.
Acquisitions have been accounted for using the acquisition method of accounting, and the acquired companies’ results have been included in the accompanying financial statements from their respective dates of acquisition.
Pending Acquisition
On April 15, 2021, the company entered into a definitive agreement under which it will acquire PPD, Inc. for $47.50 per share for a total cash purchase price of $17.4 billion plus the assumption of approximately $3.5 billion of net debt. PPD provides a broad range of clinical research and specialized laboratory services to enable customers to accelerate innovation and increase drug development productivity. Upon close of the transaction, PPD will become part of the Laboratory Products and Services Segment. Shareholders holding in aggregate approximately 60% of the issued and outstanding shares of common stock of PPD on April 15, 2021, have approved the transaction by written consent. No further action by other PPD shareholders is required to approve the transaction. On July 16, 2021, the company and PPD each received a request for additional information and documentary materials (collectively, the “Second Request”) from the U.S. Federal Trade Commission (FTC), in connection with the FTC’s review of the proposed merger. The effect of the Second Request is to extend the waiting period imposed under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), until the 30th day after substantial compliance by the company and PPD with the Second Request, unless the waiting period is terminated earlier by the FTC. As of October 22, 2021, both the company and PPD had certified substantial compliance with the Second Request. The transaction remains subject to the satisfaction of customary closing conditions, including termination of the HSR Act waiting period and receipt of applicable regulatory approvals outside the U.S. Subject to the satisfaction of the required closing conditions, we continue to expect the merger to be completed by the end of 2021.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
2021
On January 15, 2021, the company acquired, within the Laboratory Products and Services segment, the Belgium-based European viral vector manufacturing business of Groupe Novasep SAS for $834 million in net cash consideration. The European viral vector manufacturing business provides manufacturing services for vaccines and therapies to biotechnology companies and large biopharma customers. The acquisition expands the segment’s capabilities for cell and gene vaccines and therapies. The goodwill recorded as a result of this business combination is not tax deductible.
On February 25, 2021, the company acquired, within the Life Sciences Solutions segment, Mesa Biotech, Inc., a U.S.-based molecular diagnostic company, for $409 million in net cash consideration and contingent consideration with an initial fair value of $65 million due upon the completion of certain milestones. Mesa Biotech has developed and commercialized a polymerase chain reaction (PCR) based rapid point-of-care testing platform available for detecting infectious diseases including COVID-19. The acquisition enables the company to accelerate the availability of reliable and accurate advanced molecular diagnostics at the point of care. The goodwill recorded as a result of this business combination is not tax deductible.
On September 30, 2021, the company assumed operating responsibility, within the Laboratory Products and Services segment, of a new state-of-the-art biologics manufacturing facility in Lengnau, Switzerland from CSL Limited to perform pharma services for CSL with capacity to serve other customers as well. The company expects to make fixed lease payments aggregating to $555 million (excluding renewals) from 2021 to 2041, with additional amounts dependent on the extent of revenues from customers of the facility other than CSL. The goodwill recorded as a result of this business combination is not tax deductible.
In addition, in the first nine months of 2021, the company acquired, within the Life Sciences Solutions segment, cell sorting technology assets, an Ireland-based life sciences distributor and a developer of a digital PCR platform and, within the Analytical Instruments segment, a Belgium-based developer of micro-chip based technology for liquid chromatography columns.
The components of the purchase prices and the allocations to the net assets acquired for 2021 acquisitions are as follows:

(In millions)	European Viral Vector Business	Mesa Biotech	Lengnau biologics manufacturing facility	Other
Purchase Price
Cash paid	$853	$423	$—	$287
Fair value of contingent consideration	—	65	1	113
Purchase price payable	—	—	17	—
Cash acquired	(19)	(14)	—	(11)
	$834	$474	$18	$389
Net Assets Acquired
Current assets	$39	$54	$—	$10
Property, plant and equipment	59	2	92	3
Definite-lived intangible assets:
Customer relationships	302	—	—	2
Product technology	25	279	—	220
Tradenames	—	2	—	3
Goodwill	603	239	18	190
Other assets	4	4	361	—
Contract liabilities	(59)	—	—	(1)
Deferred tax liabilities	(80)	(72)	—	(28)
Finance lease liabilities	(24)	(1)	(82)	—
Other liabilities assumed	(35)	(33)	(371)	(10)
	$834	$474	$18	$389

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
The allocation of the purchase price for the Lengnau biologics manufacturing facility is preliminary, principally with respect to lease assets and liabilities as well as deferred taxes.

Note 3.    Revenues and Contract-related Balances
Disaggregated Revenues
Revenues by type are as follows:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
(In millions)	2021	2020	2021	2020
Revenues
Consumables	5,544	4,956	$16,880	$12,214
Instruments	1,816	1,826	5,550	4,448
Services	1,970	1,739	6,079	5,006
Consolidated revenues	$9,330	$8,521	$28,509	$21,668
Revenues by geographic region based on customer location are as follows:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
(In millions)	2021	2020	2021	2020
Revenues
North America	$4,662	$4,587	$14,292	$11,418
Europe	2,557	2,032	8,037	5,464
Asia-Pacific	1,836	1,607	5,294	4,054
Other regions	275	295	886	732
Consolidated revenues	$9,330	$8,521	$28,509	$21,668
Each reportable segment earns revenues from consumables, instruments and services in North America, Europe, Asia-Pacific and other regions. See Note 4 for revenues by reportable segment and other geographic data.
Remaining Performance Obligations
The aggregate amount of the transaction price allocated to the remaining performance obligations for all open customer contracts as of October 2, 2021 was $14.49 billion. The company will recognize revenues for these performance obligations as they are satisfied, approximately 76% of which is expected to occur within the next twelve months.
Contract-related Balances
Noncurrent contract assets are included within other assets in the accompanying balance sheet. Noncurrent contract liabilities are included within other long-term liabilities in the accompanying balance sheet. Contract asset and liability balances are as follows:

	October 2,	December 31,
(In millions)	2021	2020
Current Contract Assets, Net	$808	$731
Noncurrent Contract Assets, Net	11	11
Current Contract Liabilities	1,442	1,271
Noncurrent Contract Liabilities	822	763

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
In the three and nine months ended October 2, 2021, the company recognized revenues of $173 million and $1.10 billion, respectively, that were included in the contract liabilities balance at December 31, 2020. In the three and nine months ended September 26, 2020, the company recognized revenues of $142 million and $773 million, respectively, that were included in the contract liabilities balance at December 31, 2019.

Note 4.    Business Segment and Geographical Information
Business Segment Information

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
(In millions)	2021	2020	2021	2020
Revenues
Life Sciences Solutions	$3,721	$3,424	$11,481	$7,800
Analytical Instruments	1,476	1,336	4,344	3,488
Specialty Diagnostics	1,362	1,430	4,212	3,376
Laboratory Products and Services	3,487	3,112	10,667	8,629
Eliminations	(716)	(781)	(2,195)	(1,625)
Consolidated revenues	9,330	8,521	28,509	21,668

Segment Income
Life Sciences Solutions	1,821	1,879	5,818	3,788
Analytical Instruments	264	171	816	477
Specialty Diagnostics	310	398	983	848
Laboratory Products and Services	383	355	1,360	931
Subtotal reportable segments	2,778	2,803	8,977	6,044
Cost of revenues charges	—	(1)	(8)	(5)
Selling, general and administrative (charges) credits	(59)	55	(33)	7
Restructuring and other costs	(18)	(17)	(151)	(67)
Amortization of acquisition-related intangible assets	(423)	(414)	(1,295)	(1,256)
Consolidated operating income	2,278	2,426	7,490	4,723
Interest income	9	9	32	53
Interest expense	(128)	(144)	(375)	(407)
Other income (expense)	14	(39)	(174)	(36)
Income before income taxes	$2,173	$2,252	$6,973	$4,333
Geographical Information

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
(In millions)	2021	2020	2021	2020
Revenues (a)
United States	$4,495	$4,428	$13,742	$10,981
China	885	828	2,454	1,886
Other	3,950	3,265	12,313	8,801
Consolidated revenues	$9,330	$8,521	$28,509	$21,668
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 5.    Income Taxes
The provision for income taxes in the accompanying statement of income differs from the provision calculated by applying the statutory federal income tax rate to income before provision for income taxes due to the following:

	Nine Months Ended
	October 2,	September 26,
(In millions)	2021	2020
Statutory Federal Income Tax Rate	21%	21%
Provision for Income Taxes at Statutory Rate	$1,464	$910
Increases (Decreases) Resulting From:
Foreign rate differential	(159)	(132)
Income tax credits	(205)	(205)
Global intangible low-taxed income	45	82
Foreign-derived intangible income	(114)	(53)
Excess tax benefits from stock options and restricted stock units	(96)	(94)
Intra-entity transfers	(258)	—
Withholding taxes	106	10
State income taxes, net of federal tax	115	29
Other, net	8	(91)
Provision for Income Taxes	$906	$456
The company has operations and a taxable presence in approximately 50 countries outside the U.S. The company's effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate.
Unrecognized Tax Benefits
As of October 2, 2021, the company had $1.12 billion of unrecognized tax benefits substantially all of which, if recognized, would reduce the effective tax rate.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(In millions)	2021
Balance at Beginning of Year	$1,091
Additions for tax positions of current year	30
Additions for tax positions of prior years	15
Reductions for tax positions of prior years	(2)
Settlements	(16)
Balance at End of Period	$1,118

Note 6.    Earnings per Share

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
(In millions except per share amounts)	2021	2020	2021	2020
Net Income	$1,902	$1,933	$6,067	$3,877

Basic Weighted Average Shares	394	396	394	396
Plus Effect of: Stock options and restricted stock units	3	3	3	3
Diluted Weighted Average Shares	397	399	397	399

Basic Earnings per Share	$4.83	$4.88	$15.41	$9.79
Diluted Earnings per Share	$4.79	$4.84	$15.29	$9.71

Antidilutive Stock Options Excluded from Diluted Weighted Average Shares	—	—	1	1

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 7.    Debt and Other Financing Arrangements

	Effective Interest Rate at October 2,	October 2,	December 31,
(Dollars in millions)	2021	2021	2020
2.15% 7-Year Senior Notes, Due 7/21/2022 (euro-denominated)		$—	$611
3.00% 7-Year Senior Notes, Due 4/15/2023		—	1,000
4.15% 10-Year Senior Notes, Due 2/1/2024		—	1,000
0.75% 8-Year Senior Notes, Due 9/12/2024 (euro-denominated)	0.94%	1,159	1,222
0.125% 5.5-Year Senior Notes, Due 3/1/2025 (euro-denominated)	0.42%	928	977
4.133% 5-Year Senior Notes, Due 3/25/2025	4.32%	1,100	1,100
2.00% 10-Year Senior Notes, Due 4/15/2025 (euro-denominated)	2.10%	742	782
3.65% 10-Year Senior Notes, Due 12/15/2025	3.77%	350	350
1.40% 8.5-Year Senior Notes, Due 1/23/2026 (euro-denominated)	1.53%	812	855
2.95% 10-Year Senior Notes, Due 9/19/2026	3.19%	1,200	1,200
1.45% 10-Year Senior Notes, Due 3/16/2027 (euro-denominated)	1.66%	580	611
1.75% 7-Year Senior Notes, Due 4/15/2027 (euro-denominated)	1.97%	696	733
3.20% 10-Year Senior Notes, Due 8/15/2027	3.39%	750	750
0.50% 8.5-Year Senior Notes, Due 3/1/2028 (euro-denominated)	0.78%	928	977
1.375% 12-Year Senior Notes, Due 9/12/2028 (euro-denominated)	1.46%	696	733
1.750% 7-Year Senior Notes, Due 10/15/2028	1.89%	700	—
1.95% 12-Year Senior Notes, Due 7/24/2029 (euro-denominated)	2.08%	812	855
2.60% 10-Year Senior Notes, Due 10/1/2029	2.74%	900	900
4.497% 10-Year Senior Notes, Due 3/25/2030	5.31%	1,100	1,100
0.875% 12-Year Senior Notes, Due 10/1/2031 (euro-denominated)	1.14%	1,043	1,099
2.00% 10-Year Senior Notes, Due 10/15/2031	2.23%	1,200	—
2.375% 12-Year Senior Notes, Due 4/15/2032 (euro-denominated)	2.55%	696	733
2.875% 20-Year Senior Notes, Due 7/24/2037 (euro-denominated)	2.94%	812	855
1.50% 20-Year Senior Notes, Due 10/1/2039 (euro-denominated)	1.73%	1,043	1,099
2.80% 20-Year Senior Notes, Due 10/15/2041	2.90%	1,200	—
5.30% 30-Year Senior Notes, Due 2/1/2044	5.37%	400	400
4.10% 30-Year Senior Notes, Due 8/15/2047	4.23%	750	750
1.875% 30-Year Senior Notes, Due 10/1/2049 (euro-denominated)	1.99%	1,159	1,222
Other		77	5
Total Borrowings at Par Value		21,833	21,919
Fair Value Hedge Accounting Adjustments		—	25
Unamortized Discount		(107)	(102)
Unamortized Debt Issuance Costs		(128)	(114)
Total Borrowings at Carrying Value		21,598	21,728
Finance Lease Liabilities		109	7
Less: Short-term Obligations and Current Maturities		19	2,628
Long-term Obligations		$21,688	$19,107
The effective interest rates for the fixed-rate debt include the stated interest on the notes, the accretion of any discount and the amortization of any debt issuance costs.
See Note 10 for fair value information pertaining to the company’s long-term borrowings.
In connection with the agreement to acquire PPD (Note 2), the company had a cash outlay of $35 million in 2021 associated with obtaining bridge financing commitments, included in other financing activities, net, in the accompanying statement of cash flows. The bridge commitments were terminated in October 2021 upon the issuances of senior notes. The company intends to finance the purchase price with cash on hand and the net proceeds from issuances of debt, including the

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
senior notes issued in October 2021. The company is currently evaluating a future debt offering and the timing of such transaction is subject to market and other conditions.
Credit Facilities
The company has a revolving credit facility (the Facility) with a bank group that provides for up to $3.00 billion of unsecured multi-currency revolving credit. The Facility expires on December 4, 2025. The revolving credit agreement calls for interest at either a LIBOR-based rate (or LIBOR successor rate), a EURIBOR-based rate (for funds drawn in euro) or a rate based on the prime lending rate of the agent bank, at the company’s option. The agreement contains affirmative, negative and financial covenants, and events of default customary for facilities of this type. The covenants in the Facility include a Consolidated Net Interest Coverage Ratio (Consolidated EBITDA to Consolidated Net Interest Expense), as such terms are defined in the Facility. Specifically, the company has agreed that, so long as any lender has any commitment under the Facility, any letter of credit is outstanding under the Facility, or any loan or other obligation is outstanding under the Facility, it will maintain a minimum Consolidated Interest Coverage Ratio of 3.5:1.0 as of the last day of any fiscal quarter. As of October 2, 2021, no borrowings were outstanding under the Facility, although available capacity was reduced by approximately $4 million as a result of outstanding letters of credit.
Commercial Paper Programs
The company has commercial paper programs pursuant to which it may issue and sell unsecured, short-term promissory notes (CP Notes). Under the U.S. program, a) maturities may not exceed 397 days from the date of issue and b) the CP Notes are issued on a private placement basis under customary terms in the commercial paper market and are not redeemable prior to maturity nor subject to voluntary prepayment. Under the euro program, maturities may not exceed 183 days and may be denominated in euro, U.S. dollars, Japanese yen, British pounds sterling, Swiss franc, Canadian dollars or other currencies. Under both programs, the CP Notes are issued at a discount from par (or premium to par, in the case of negative interest rates), or, alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. As of October 2, 2021, there were no outstanding borrowings under these programs.
Senior Notes
Interest is payable annually on the euro-denominated senior notes and semi-annually on all other senior notes. Each of the notes may be redeemed at a redemption price of 100% of the principal amount plus a specified make-whole premium and accrued interest. The company is subject to certain affirmative and negative covenants under the indentures governing the senior notes, the most restrictive of which limits the ability of the company to pledge principal properties as security under borrowing arrangements. The company was in compliance with all covenants at October 2, 2021.
In the first quarter of 2021, the company redeemed some of its existing senior notes. In connection with these redemptions, the company incurred $197 million of losses on the early extinguishment of debt included in Other Income (Expense) on the accompanying statement of income. Upon redemption of the senior notes, the company terminated the related fixed to floating rate interest rate swap arrangements and received $22 million, included in other financing activities, net, in the accompanying statement of cash flows.
October 2021 Debt Issuances
Early in the fourth quarter, the company issued the following senior notes:

(In millions)	Principal Value Issued
Floating Rate 18-Month Senior Notes, Due 4/18/2023	$1,000
Floating Rate 2-Year Senior Notes, Due 10/18/2023	$500
0.797% 2-Year Senior Notes, Due 10/18/2023	$1,350
Floating Rate 3-Year Senior Notes, Due 10/18/2024	$500
1.215% 3-Year Senior Notes, Due 10/18/2024	$2,500
0.80% 9-Year Senior Notes, Due 10/18/2030 (euro-denominated)	€1,750
1.125% 12-Year Senior Notes, Due 10/18/2033 (euro-denominated)	€1,500
1.625% 20-Year Senior Notes, Due 10/18/2041 (euro-denominated)	€1,250
2.00% 30-Year Senior Notes, Due 10/18/2051 (euro-denominated)	€750

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Thermo Fisher Scientific (Finance I) B.V. (Thermo Fisher International), a wholly-owned finance subsidiary of the company, issued the 0.80% Senior Notes due 2030, the 1.125% Senior Notes due 2033, the 1.625% Senior Notes due 2041 and the 2.00% Senior Notes due 2051 included in the table above (collectively, the “Euronotes”) in a registered public offering. The company has fully and unconditionally guaranteed all of Thermo Fisher International’s obligations under the Euronotes and all of Thermo Fisher International’s other debt securities, and no other subsidiary of the company will guarantee these obligations. Thermo Fisher International is a “finance subsidiary” as defined in Rule 13-01(a)(4)(vi) of the Exchange Act, with no assets or operations other than those related to the issuance, administration and repayment of the Euronotes and other debt securities issued by Thermo Fisher International from time to time. The financial condition, results of operations and cash flows of Thermo Fisher International are consolidated in the financial statements of the company.

Note 8.    Commitments and Contingencies
Environmental Matters
The company is currently involved in various stages of investigation and remediation related to environmental matters. The company cannot predict all potential costs related to environmental remediation matters and the possible impact on future operations given the uncertainties regarding the extent of the required cleanup, the complexity and interpretation of applicable laws and regulations, the varying costs of alternative cleanup methods and the extent of the company’s responsibility. Expenses for environmental remediation matters related to the costs of installing, operating and maintaining groundwater-treatment systems and other remedial activities related to historical environmental contamination at the company’s domestic and international facilities were not material in any period presented. At October 2, 2021, there have been no material changes to the accruals for pending environmental-related matters disclosed in the company’s 2020 financial statements and notes included in the company’s Annual Report on Form 10-K. While management believes the accruals for environmental remediation are adequate based on current estimates of remediation costs, the company may be subject to additional remedial or compliance costs due to future events such as changes in existing laws and regulations, changes in agency direction or enforcement policies, developments in remediation technologies or changes in the conduct of the company’s operations, which could have a material adverse effect on the company’s financial position, results of operations or cash flows.
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
Product Liability, Workers Compensation and Other Personal Injury Matters
The company is involved in various proceedings and litigation that arise from time to time in connection with product liability, workers compensation and other personal injury matters. At October 2, 2021, there have been no material changes to the accruals for pending product liability, workers compensation, and other personal injury matters disclosed in the company’s 2020 financial statements and notes included in the company’s Annual Report on Form 10-K. Although the company believes that the amounts accrued and estimated insurance recoveries are probable and appropriate based on available information, including actuarial studies of loss estimates, the process of estimating losses and insurance recoveries involves a considerable degree of judgment by management and the ultimate amounts could vary, which could have a material adverse effect on the company’s results of operations, financial position, and cash flows. Insurance contracts do not relieve the company of its primary obligation with respect to any losses incurred. The collectability of amounts due from its insurers is subject to the solvency and willingness of the insurer to pay, as well as the legal sufficiency of the insurance claims. Management monitors the payment history as well as the financial condition and ratings of its insurers on an ongoing basis.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Loss on Supply Agreement
In the third quarter of 2020, the Analytical Instruments segment recorded a charge to cost of product revenues for $108 million related to an existing supply contract for components of electron microscopy instruments. The agreement requires the company to make future minimum purchases through 2025. The company developed and launched an alternative product beginning in 2020 and based on the expected demand for the internally developed product vs. the third-party product, the company does not expect to use all of the product it will be required to buy, resulting in a loss on the purchase commitment.

Note 9.    Comprehensive Income
Changes in each component of accumulated other comprehensive items, net of tax, are as follows:

(In millions)	Currency Translation Adjustment	Unrealized Losses on Hedging Instruments	Pension and Other Postretirement Benefit Liability Adjustment	Total
Balance at December 31, 2020	$(2,438)	$(91)	$(278)	$(2,807)
Other comprehensive items before reclassifications	121	—	7	128
Amounts reclassified from accumulated other comprehensive items	—	16	9	25
Net other comprehensive items	121	16	16	153
Balance at October 2, 2021	$(2,317)	$(75)	$(262)	$(2,654)

Note 10.    Fair Value Measurements and Fair Value of Financial Instruments
Fair Value Measurements
The following tables present information about the company’s financial assets and liabilities measured at fair value on a recurring basis as of October 2, 2021 and December 31, 2020:

	October 2,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2021	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$10,518	$10,518	$—	$—
Investments in common stock, mutual funds and other similar instruments	61	61	—	—
Warrants	18	—	18	—
Insurance contracts	178	—	178	—
Derivative contracts	75	—	75	—
Total Assets	$10,850	$10,579	$271	$—

Liabilities
Derivative contracts	$4	$—	$4	$—
Contingent consideration	171	—	—	171
Total Liabilities	$175	$—	$4	$171

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	2020	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$8,971	$8,971	$—	$—
Investments in common stock, mutual funds and other similar instruments	21	21	—	—
Warrants	7	—	7	—
Insurance contracts	157	—	157	—
Derivative contracts	28	—	28	—
Total Assets	$9,184	$8,992	$192	$—

Liabilities
Derivative contracts	$132	$—	$132	$—
Contingent consideration	70	—	—	70
Total Liabilities	$202	$—	$132	$70
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

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
(In millions)	2021	2020	2021	2020
Contingent Consideration
Beginning Balance	$149	$53	$70	$55
Acquisitions (including assumed balances)	—	—	179	—
Payments	(1)	(1)	(43)	(3)
Changes in fair value included in earnings	23	(8)	(35)	(8)
Ending Balance	$171	$44	$171	$44
Derivative Contracts
The following table provides the aggregate notional value of outstanding derivative contracts.

	October 2,	December 31,
(In millions)	2021	2020
Notional Amount
Interest rate swaps - fair value hedges	$—	$1,000
Cross-currency interest rate swaps - designated as net investment hedges	900	900
Currency exchange contracts	4,823	5,206
While certain derivatives are subject to netting arrangements with counterparties, the company does not offset derivative assets and liabilities within the balance sheet. The following tables present the fair value of derivative instruments in the

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
accompanying balance sheet and statement of income.

	Fair Value – Assets		Fair Value – Liabilities
	October 2,	December 31,	October 2,	December 31,
(In millions)	2021	2020	2021	2020
Derivatives Designated as Hedging Instruments
Interest rate swaps (a)	$—	$25	$—	$—
Cross-currency interest rate swaps (a)	10	—	4	46
Derivatives Not Designated as Hedging Instruments
Currency exchange contracts (b)	65	3	—	86
Total Derivatives	$75	$28	$4	$132
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
The following amounts related to cumulative basis adjustments for fair value hedges were included in the accompanying balance sheet under the caption long-term obligations:

	Carrying Amount of the Hedged Liability		Cumulative Amount of Fair Value Hedging Adjustment - Increase (Decrease) Included in Carrying Amount of Liability
	October 2,	December 31,	October 2,	December 31,
(In millions)	2021	2020	2021	2020
Long-term Obligations	$—	$1,020	$—	$25

	Gain (Loss) Recognized
	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
(In millions)	2021	2020	2021	2020
Fair Value Hedging Relationships
Interest rate swaps
Hedged long-term obligations - included in other income (expense)	$—	$—	$25	$(43)
Derivatives designated as hedging instruments - included in other income (expense)	—	—	(3)	43
Derivatives Designated as Cash Flow Hedges
Interest rate swaps
Included in unrealized losses on hedging instruments within other comprehensive items	—	—	—	(85)
Amount reclassified from accumulated other comprehensive items to other expense	(2)	(8)	(21)	(14)
Financial Instruments Designated as Net Investment Hedges
Foreign currency-denominated debt
Included in currency translation adjustment within other comprehensive items	297	(295)	673	(276)
Cross-currency interest rate swaps
Included in currency translation adjustment within other comprehensive items	20	(30)	52	(30)
Included in other income (expense)	2	2	6	9

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Gain (Loss) Recognized
	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
(In millions)	2021	2020	2021	2020
Derivatives Not Designated as Hedging Instruments
Currency exchange contracts
Included in cost of product revenues	7	(2)	8	(2)
Included in other income (expense)	(8)	51	147	7
Cross-currency interest rate swaps
Included in other income (expense)	—	1	—	(9)
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
Fair Value of Other Financial Instruments
The carrying value and fair value of the company’s debt instruments are as follows:

	October 2, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
(In millions)	Value	Value	Value	Value
Senior notes	$21,521	$23,418	$21,723	$24,653
Other	77	77	5	5
	$21,598	$23,495	$21,728	$24,658
The fair value of debt instruments was determined based on quoted market prices and on borrowing rates available to the company at the respective period ends which represent level 2 measurements.

Note 11.    Supplemental Cash Flow Information

	Nine Months Ended
	October 2,	September 26,
(In millions)	2021	2020
Non-cash Investing and Financing Activities
Acquired but unpaid property, plant and equipment	$257	$134
Fair value of acquisition contingent consideration	179	—
Declared but unpaid dividends	104	88
Issuance of stock upon vesting of restricted stock units	237	209

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Cash, cash equivalents and restricted cash is included in the accompanying balance sheet as follows:

	October 2,	December 31,
(In millions)	2021	2020
Cash and Cash Equivalents	$12,027	$10,325
Restricted Cash Included in Other Current Assets	20	10
Restricted Cash Included in Other Assets	1	1
Cash, Cash Equivalents and Restricted Cash	$12,048	$10,336
Amounts included in restricted cash represent funds held as collateral for bank guarantees and incoming cash in China awaiting government administrative clearance.

Note 12.    Restructuring and Other Costs
In the first nine months of 2021 the company recorded restructuring and other costs primarily associated with charges for impairment of acquired technology and third-party transaction/integration costs related to recent acquisitions, partially offset by credits for changes in estimates of contingent acquisition consideration. In the first nine months of 2021, severance actions associated with facility consolidations and cost reduction measures affected less than 1% of the company’s workforce.
As of November 4, 2021, the company has identified restructuring actions that will result in additional charges of approximately $25 million, primarily in 2021 and 2022, and expects to identify additional actions in future periods which will be recorded when specified criteria are met, such as communication of benefit arrangements or when the costs have been incurred.
During the third quarter of 2021, the company recorded net restructuring and other costs (income) by segment as follows:

(In millions)	Cost of Revenues	Selling, General and Administrative Expenses	Restructuring and Other Costs	Total
Life Sciences Solutions	$—	$23	$(3)	$20
Analytical Instruments	—	1	2	3
Specialty Diagnostics	—	—	14	14
Laboratory Products and Services	—	26	(3)	23
Corporate	—	9	8	17
	$—	$59	$18	$77
During the first nine months of 2021, the company recorded net restructuring and other costs (income) by segment as follows:

(In millions)	Cost of Revenues	Selling, General and Administrative Expenses	Restructuring and Other Costs	Total
Life Sciences Solutions	$8	$(24)	$125	$109
Analytical Instruments	—	1	5	6
Specialty Diagnostics	—	(2)	17	15
Laboratory Products and Services	—	49	(5)	44
Corporate	—	9	9	18
	$8	$33	$151	$192
The principal components of net restructuring and other costs (income) by segment are as follows:
Life Sciences Solutions
In the first nine months of 2021, the Life Sciences Solutions segment recorded $125 million of restructuring and other costs, primarily charges of $110 million for impairment of acquired technology resulting from a reduction in expected cash

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
flows, and compensation contractually due to employees of acquired businesses at the date of acquisition. The segment recorded $24 million of net credits to selling, general, and administrative expense, principally for changes in estimates of contingent acquisition consideration, partially offset by third-party transaction costs related to recent acquisitions. The segment also recorded $8 million of charges to cost of revenues for the sale of inventories revalued at the date of acquisition.
Specialty Diagnostics
In the first nine months of 2021, the Specialty Diagnostics segment recorded $17 million of net restructuring and other charges, primarily for severance and write-downs of fixed assets to estimated disposal value in connection with the discontinuation of a product line in Europe.
Laboratory Products and Services
In the first nine months of 2021, the Laboratory Products and Services segment recorded $44 million of net restructuring and other charges, primarily for third-party transaction/integration costs related to recent acquisitions.
Corporate
In the first nine months of 2021, the company recorded $18 million of net restructuring and other charges, primarily for product liability litigation and pre-acquisition related matters.
The following table summarizes the changes in the company’s accrued restructuring balance. Other amounts reported as restructuring and other costs in the accompanying statement of income have been summarized in the notes to the table. Accrued restructuring costs are included in other accrued expenses in the accompanying balance sheet.

(In millions)	Total (a)
Balance at December 31, 2020	21
Net restructuring charges incurred in 2021 (b)	23
Payments	(31)
Currency translation	(1)
Balance at October 2, 2021	$12
(a)The movements in the restructuring liability principally consist of severance and other costs such as relocation and moving expenses associated with facility consolidations, as well as employee retention costs which are accrued ratably over the period through which employees must work to qualify for a payment.
(b)Excludes $128 million of net charges, principally for impairment of acquired technology, compensation contractually due and paid to employees of acquired businesses at the date of acquisition, fixed asset write-downs, and charges associated with pre-acquisition related matters.
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
The company mobilized in early 2020 to support the COVID-19 pandemic response with products and services that help analyze, diagnose and protect from the virus. However, the company saw a significant reduction in customer activity in several businesses by late March 2020 that materially adversely affected primarily the 2020 results of the Analytical Instruments segment and, to a lesser extent, some businesses within the company’s other three segments. The negative impact has significantly lessened so far in 2021, but could worsen later in the year dependent on the success of global efforts to control and unwind from the pandemic and economic activity ramping up. Several of the company’s businesses have had a significant increase in revenues due to sales of products and services addressing diagnosis and treatment of COVID-19, including test kits and, to a lesser extent, products and services for therapy and vaccine development and manufacturing. While these positive impacts are expected to continue through 2021, the duration and extent of future revenues from such sales are uncertain and dependent primarily on customer testing as well as therapy and vaccine demand.
Sales in the third quarter of 2021 were $9.33 billion, an increase of $0.81 billion from the third quarter of 2020. Excluding the effects of currency translation and acquisitions, revenues increased $0.59 billion (7%).
In the third quarter of 2021, total company operating income and operating income margin were $2.28 billion and 24.4%, respectively, compared with $2.43 billion and 28.5%, respectively, in 2020.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Overview (continued)
Net income decreased slightly to $1.90 billion in the third quarter of 2021 from $1.93 billion in the third quarter of 2020, primarily due to a decrease in operating income, offset in part by an increase in the income tax provision.
During the first nine months of 2021, the company’s cash flow from operations totaled $6.86 billion compared with $4.95 billion for 2020.
On January 15, 2021, the company acquired, within the Laboratory Products and Services segment, the Belgium-based European viral vector manufacturing business of Groupe Novasep SAS for $834 million in net cash consideration. The European viral vector manufacturing business provides manufacturing services for vaccines and therapies to biotechnology companies and large biopharma customers. The acquisition expands the segment’s capabilities for cell and gene vaccines and therapies.
On February 25, 2021, the company acquired, within the Life Sciences Solutions segment, Mesa Biotech, Inc., a U.S.-based molecular diagnostic company, for $409 million in net cash consideration and contingent consideration with an initial fair value of $65 million due upon the completion of certain milestones. Mesa Biotech has developed and commercialized a PCR based rapid point-of-care testing platform available for detecting infectious diseases including COVID-19. The acquisition enables the company to accelerate the availability of reliable and accurate advanced molecular diagnostics at the point of care.
On September 30, 2021, the company assumed operating responsibility, within the Laboratory Products and Services segment, of a new state-of-the-art biologics manufacturing facility in Lengnau, Switzerland from CSL Limited to perform pharma services for CSL with capacity to serve other customers as well. The company expects to make fixed lease payments aggregating to $555 million (excluding renewals) from 2021 to 2041, with additional amounts dependent on the extent of revenues from customers of the facility other than CSL.
On April 15, 2021, the company entered into a definitive agreement under which it will acquire PPD, Inc. for $47.50 per share for a total cash purchase price of $17.4 billion plus the assumption of approximately $3.5 billion of net debt. PPD provides a broad range of clinical research and specialized laboratory services to enable customers to accelerate innovation and increase drug development productivity. In 2020, PPD generated revenue of $4.7 billion. Upon close of the transaction, PPD will become part of the Laboratory Products and Services Segment. Shareholders holding in aggregate approximately 60% of the issued and outstanding shares of common stock of PPD on April 15, 2021, have approved the transaction by written consent. No further action by other PPD shareholders is required to approve the transaction. On July 16, 2021, the company and PPD each received a request for additional information and documentary materials from the FTC, in connection with the FTC’s review of the proposed merger. The effect of the Second Request is to extend the waiting period imposed under the HSR Act until the 30th day after substantial compliance by the company and PPD with the Second Request, unless the waiting period is terminated earlier by the FTC. As of October 22, 2021, both the company and PPD had certified substantial compliance with the Second Request. The transaction remains subject to the satisfaction of customary closing conditions, including termination of the HSR Act waiting period and receipt of applicable regulatory approvals outside the U.S. Subject to the satisfaction of the required closing conditions, we continue to expect the merger to be completed by the end of 2021. The company intends to finance the purchase price with cash on hand and the net proceeds from issuances of debt, including the senior notes issued in October 2021. The company is currently evaluating a future debt offering and the timing of such transaction is subject to market and other conditions.

Critical Accounting Policies and Estimates
Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements of the company’s Annual Report on Form 10-K for 2020, describe the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no significant changes in the company's critical accounting policies during the first nine months of 2021.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations
Third Quarter 2021 Compared With Third Quarter 2020

	Three Months Ended
(In millions)	October 2, 2021	September 26, 2020	Total Change	Currency Translation	Acquisitions/ Divestitures	Operations
Revenues
Life Sciences Solutions	$3,721	$3,424	$297	$59	$90	$148
Analytical Instruments	1,476	1,336	140	14	—	126
Specialty Diagnostics	1,362	1,430	(68)	7	—	(75)
Laboratory Products and Services	3,487	3,112	375	29	26	320
Eliminations	(716)	(781)	65	(4)	—	69
Consolidated Revenues	$9,330	$8,521	$809	$105	$116	$588
Sales in the third quarter of 2021 increased $809 million from the third quarter of 2020. Aside from the effects of currency translation and acquisitions, revenues increased $588 million (7%) driven by higher demand. Sales of products that address COVID-19 testing and treatment increased $0.08 billion to $2.05 billion in the third quarter of 2021. Conditions were strong in each of the company’s end markets during the third quarter of 2021. Sales were particularly strong in pharma and biotech driven by strong market dynamics, the company’s role in supporting customers across a wide range of therapeutic areas, and demand from biopharma customers as they continue to invest in their research and development pipelines. Sales to customers in industrial and applied markets benefited from increased customer activity. Customers in the academic and government market increased demand as a result of positive funding trends. Sales to customers in diagnostics and healthcare markets were strong as customer demand for non-COVID-19 response products and services has nearly returned to pre-pandemic levels; however, this strength was more than offset by lower COVID-19 testing year-over-year. Sales growth was strong in Europe and the Asia-Pacific region and flat in North America during the third quarter of 2021.
In the third quarter of 2021, total company operating income and operating income margin were $2.28 billion and 24.4%, respectively, compared with $2.43 billion and 28.5%, respectively, in 2020. The decrease in operating income was primarily due to sales mix and strategic growth investments in 2021 to support the company’s near and long-term growth, which were offset in part by profit on higher sales and productivity improvements. The company’s references to strategic growth investments generally refer to targeted spending for enhancing commercial capabilities, including expansion of geographic sales reach and e-commerce platforms, marketing initiatives, expanded service and operational infrastructure, research and development projects and other expenditures to enhance the customer experience, as well as incentive compensation and recognition for employees. The company’s references throughout this discussion to productivity improvements generally refer to improved cost efficiencies from its Practical Process Improvement (PPI) business system including reduced costs resulting from implementing continuous improvement methodologies, global sourcing initiatives, a lower cost structure following restructuring actions, including headcount reductions and consolidation of facilities, and low cost region manufacturing. Productivity improvements are calculated net of inflationary cost increases.
In the third quarter of 2021, the company recorded restructuring and other costs of $77 million. In the third quarter of 2020, the company recorded restructuring and other costs of $37 million. See Note 12 for restructuring charges expected in future periods.
Segment Results
Note 4 to the Consolidated Financial Statements of the company’s Annual Report on Form 10-K for 2020, describes the company’s measurement of segment income. There have been no significant changes in measurement methods used to determine segment income. The company’s references to individual businesses contributing to fluctuations in segment revenues refer to those fluctuations that drove notable changes in amount and/or percentage and are identified in decreasing order of magnitude.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)

	Three Months Ended
	October 2,	September 26,
(Dollars in millions)	2021	2020	Change
Revenues
Life Sciences Solutions	$3,721	$3,424	9%
Analytical Instruments	1,476	1,336	10%
Specialty Diagnostics	1,362	1,430	(5)%
Laboratory Products and Services	3,487	3,112	12%
Eliminations	(716)	(781)	(8)%
Consolidated Revenues	$9,330	$8,521	9%

Segment Income
Life Sciences Solutions	$1,821	$1,879	(3)%
Analytical Instruments	264	171	54%
Specialty Diagnostics	310	398	(22)%
Laboratory Products and Services	383	355	8%
Subtotal Reportable Segments	2,778	2,803	(1)%

Cost of Revenues Charges	—	(1)
Selling, General and Administrative Charges (Credits)	(59)	55
Restructuring and Other Costs	(18)	(17)
Amortization of Acquisition-related Intangible Assets	(423)	(414)
Consolidated Operating Income	$2,278	$2,426	(6)%

Reportable Segments Income Margin	29.8%	32.9%
Consolidated Operating Income Margin	24.4%	28.5%
Income from the company’s reportable segments decreased 1% to $2.78 billion in the third quarter of 2021 due primarily to sales mix and strategic growth investments in 2021 to support the company’s near and long-term growth, which were offset in part by profit on higher sales and productivity improvements.
Life Sciences Solutions

	Three Months Ended
	October 2,	September 26,
(Dollars in millions)	2021	2020	Change
Revenues	$3,721	$3,424	9%

Operating Income Margin	48.9%	54.9%	-6.0 pt
Sales in the Life Sciences Solutions segment increased $297 million in the third quarter of 2021. Sales increased $148 million (4%) due to higher revenues at existing businesses and $90 million due to acquisitions. The favorable effects of currency translation resulted in an increase in revenues of $59 million. The increase in revenues at existing businesses was primarily driven by demand for biosciences and bioproduction products.
The decrease in operating income margin for the segment resulted primarily from strategic growth investments and sales mix, offset in part by profit on higher sales.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)
Analytical Instruments

	Three Months Ended
	October 2,	September 26,
(Dollars in millions)	2021	2020	Change
Revenues	$1,476	$1,336	10%

Operating Income Margin	17.8%	12.8%	5.0 pt
Sales in the Analytical Instruments segment increased $140 million in the third quarter of 2021. Sales increased $126 million (9%) due to higher revenues at existing businesses. The favorable effects of currency translation resulted in an increase in revenues of $14 million. The increase in revenues at existing businesses was due to increased demand for materials and structural analysis instruments and, to a lesser extent, chromatography and mass spectrometry instruments.
The increase in operating income margin for the segment was primarily due to a $108 million charge in 2020 related to a long-term supply contract (discussed in Note 8), profit on higher sales and productivity improvements, offset in part by strategic growth investments.
Specialty Diagnostics

	Three Months Ended
	October 2,	September 26,
(Dollars in millions)	2021	2020	Change
Revenues	$1,362	$1,430	(5)%

Operating Income Margin	22.7%	27.9%	-5.2 pt
Sales in the Specialty Diagnostics segment decreased $68 million in the third quarter of 2021. Sales decreased $75 million (-5%) due to lower revenues at existing businesses. The favorable effects of currency translation resulted in an increase in revenues of $7 million. The decrease in revenues at existing businesses was due to decreased demand for COVID-19 testing products, offset in part by increased demand for clinical diagnostics and immunodiagnostics products and transplant diagnostics products.
The decrease in operating income margin for the segment was primarily due to strategic growth investments, sales mix and the decrease in sales, offset in part by a $13 million credit to cost of product revenue as a result of changing the method of accounting for inventories (discussed in Note 1).
Laboratory Products and Services

	Three Months Ended
	October 2,	September 26,
(Dollars in millions)	2021	2020	Change
Revenues	$3,487	$3,112	12%

Operating Income Margin	11.0%	11.4%	-0.4 pt
Sales in the Laboratory Products and Services segment increased $375 million in the third quarter of 2021. Sales increased $320 million (10%) due to higher revenues at existing businesses and $26 million due to an acquisition. The favorable effects of currency translation resulted in an increase in revenues of $29 million. The increase in revenues at existing businesses was primarily due to increased demand in each of the segment’s principal businesses: the research and safety market channel, the pharma services business and the lab products business.
The decrease in operating income margin for the segment was primarily due to strategic growth investments, substantially offset by profit on higher sales and a $20 million credit to cost of product revenue as a result of changing the method of accounting for inventories (discussed in Note 1).
Other Income/Expense
The company reported other income of $14 million in the third quarter of 2021 compared to other expense of $39 million in the third quarter of 2020. In 2021, other income includes $25 million of gains on investments, offset in part by $20 million for amortization of bridge loan commitment fees related to the pending acquisition of PPD. In 2020, other expense includes

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)
$37 million of costs for a terminated acquisition, primarily for amortization of bridge loan commitment fees and entering into currency hedging contracts.
Provision for Income Taxes
The company's effective tax rate was 12.5% for the third quarter of 2021. During the quarter, the company recorded a $96 million income tax benefit related to a capital loss resulting from certain intra-entity transactions. The company expects its effective tax rate for all of 2021 will be between 11% and 13% based on currently forecasted rates of profitability in the countries in which the company conducts business and expected generation of foreign tax credits. Due primarily to the non-deductibility of intangible asset amortization for tax purposes, the company’s cash payments for income taxes are higher than its income tax expense for financial reporting purposes and are expected to total approximately $1.9 billion in 2021. In the third quarter of 2020, the company’s effective tax rate was 14.2%.
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

First Nine Months of 2021 Compared With First Nine Months of 2020

	Nine Months Ended
(In millions)	October 2, 2021	September 26, 2020	Total Change	Currency Translation	Acquisitions/ Divestitures	Operations
Revenues
Life Sciences Solutions	$11,481	$7,800	$3,681	$300	$185	$3,196
Analytical Instruments	4,344	3,488	856	110	—	746
Specialty Diagnostics	4,212	3,376	836	76	—	760
Laboratory Products and Services	10,667	8,629	2,038	228	156	1,654
Eliminations	(2,195)	(1,625)	(570)	(23)	—	(547)
Consolidated Revenues	$28,509	$21,668	$6,841	$691	$341	$5,809
Sales in the first nine months of 2021 increased $6.84 billion from the first nine months of 2020. Aside from the effects of currency translation and acquisitions, revenues increased $5.81 billion (27%) primarily due to increased demand. The first quarter of 2021 had three extra selling days compared to the first quarter of 2020. The company's fourth quarter of 2021 will have four fewer selling days than the corresponding 2020 quarter. Sales of products that address COVID-19 testing and treatment increased $3.34 billion to $6.78 billion in the first nine months of 2021. Sales to customers in each of the company’s primary end markets grew. Sales growth was strong in each of the company’s primary geographic areas.
In the first nine months of 2021, total company operating income and operating income margin were $7.49 billion and 26.3%, respectively, compared with $4.72 billion and 21.8%, respectively, in the first nine months of 2020. The increase in operating income was primarily due to profit on higher sales and, to a lesser extent, sales mix, offset in part by strategic growth investments.
In the first nine months of 2021, the company recorded restructuring and other costs of $192 million (Note 12). In the first nine months of 2020, the company recorded restructuring and other costs of $65 million.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)
Segment Results

	Nine Months Ended
	October 2,	September 26,
(Dollars in millions)	2021	2020	Change
Revenues
Life Sciences Solutions	$11,481	$7,800	47%
Analytical Instruments	4,344	3,488	25%
Specialty Diagnostics	4,212	3,376	25%
Laboratory Products and Services	10,667	8,629	24%
Eliminations	(2,195)	(1,625)	35%
Consolidated Revenues	$28,509	$21,668	32%

Segment Income
Life Sciences Solutions	$5,818	$3,788	54%
Analytical Instruments	816	477	71%
Specialty Diagnostics	983	848	16%
Laboratory Products and Services	1,360	931	46%
Subtotal Reportable Segments	8,977	6,044	49%

Cost of Revenues Charges	(8)	(5)
Selling, General and Administrative Charges	(33)	7
Restructuring and Other Costs	(151)	(67)
Amortization of Acquisition-related Intangible Assets	(1,295)	(1,256)
Consolidated Operating Income	$7,490	$4,723	59%

Reportable Segments Income Margin	31.5%	27.9%
Consolidated Operating Income Margin	26.3%	21.8%
Income from the company’s reportable segments increased 49% to $8.98 billion in the first nine months of 2021 due primarily to profit on higher sales and, to a lesser extent, sales mix, offset in part by strategic growth investments.
Life Sciences Solutions

	Nine Months Ended
	October 2,	September 26,
(Dollars in millions)	2021	2020	Change
Revenues	$11,481	$7,800	47%

Operating Income Margin	50.7%	48.6%	2.1 pt
Sales in the Life Sciences Solutions segment increased $3.68 billion in the first nine months of 2021. Sales increased $3.20 billion (41%) due to higher revenues at existing businesses and $185 million due to acquisitions. The favorable effects of currency translation resulted in an increase in revenues of $300 million. The increase in revenues at existing businesses was driven by a combination of increased demand for testing to diagnose COVID-19 with higher sales of biosciences products and genetic sciences products and strong demand in each of the segment’s businesses.
The increase in operating income margin for the segment resulted primarily from profit on higher sales and, to a lesser extent, sales mix, offset in part by strategic growth investments.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)
Analytical Instruments

	Nine Months Ended
	October 2,	September 26,
(Dollars in millions)	2021	2020	Change
Revenues	$4,344	$3,488	25%

Operating Income Margin	18.8%	13.7%	5.1 pt
Sales in the Analytical Instruments segment increased $856 million in the first nine months of 2021. Sales increased $746 million (21%) due to higher revenues at existing businesses. The favorable effects of currency translation resulted in an increase in revenues of $110 million. The increase in revenues at existing businesses was due to increased demand for products sold by each of the segment’s primary businesses with particular strength in chromatography and mass spectrometry instruments as well as materials and structural analysis instruments.
The increase in operating income margin for the segment was primarily due to profit on higher sales and, to a lesser extent, a $108 million charge in 2020 related to a long-term supply contract (discussed in Note 8) and productivity improvements in 2021, offset in part by strategic growth investments and, to a lesser extent, sales mix.
Specialty Diagnostics

	Nine Months Ended
	October 2,	September 26,
(Dollars in millions)	2021	2020	Change
Revenues	$4,212	$3,376	25%

Operating Income Margin	23.3%	25.1%	-1.8 pt
Sales in the Specialty Diagnostics segment increased $836 million in the first nine months of 2021. Sales increased $760 million (23%) due to higher revenues at existing businesses. The favorable effects of currency translation resulted in an increase in revenues of $76 million. The increase in revenues at existing businesses was due to higher demand primarily driven by products addressing treatment of COVID-19, with particular strength in sales of products sold through the segment's healthcare market channel, and to a lesser extent, clinical diagnostics and immunodiagnostics products.
The decrease in operating income margin for the segment was primarily due to inflationary cost increases, net of productivity improvements, sales mix and strategic investments, offset in part by profit on higher sales and, to a lesser extent, a $13 million credit to cost of product revenue as a result of changing the method of accounting for inventories (discussed in Note 1).
Laboratory Products and Services

	Nine Months Ended
	October 2,	September 26,
(Dollars in millions)	2021	2020	Change
Revenues	$10,667	$8,629	24%

Operating Income Margin	12.8%	10.8%	2.0 pt
Sales in the Laboratory Products and Services segment increased $2.04 billion to $10.67 billion in 2021. Sales increased $1.65 billion (19%) due to higher revenues at existing businesses and $156 million due to an acquisition. The favorable effects of currency translation resulted in an increase in revenues of $228 million. The increase in revenues at existing businesses was primarily due to increased demand in each of the segment’s principal businesses with particular strength in products sold through its research and safety market channel and, to a lesser extent, its laboratory products business and pharma services business.
The increase in operating income margin for the segment was primarily due to profit on higher sales and, to a lesser extent, acquisitions, sales mix and a $20 million credit to cost of product revenue as a result of changing the method of accounting for inventories (discussed in Note 1), offset in part by strategic growth investments.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)
Other Expense
The company reported other expense of $174 million and $36 million in the first nine months of 2021 and 2020, respectively. In 2021, other expense includes $197 million of losses on the early extinguishment of debt and $26 million for amortization of bridge loan commitment fees related to the pending acquisition of PPD, offset in part by $23 million of gains on investments. In 2020, other expense includes $81 million of costs related to a terminated acquisition, primarily for entering into currency hedging contracts and amortization of loan commitment fees.
Provision for Income Taxes
The company recorded a $906 million provision for income taxes in the first nine months of 2021. During the second and third quarters of 2021, the company recorded income tax benefits on intra-entity transactions totaling $258 million. The company recorded a $456 million provision for income taxes in the first nine months of 2020. In the second quarter of 2020, the company implemented foreign tax credit planning in Sweden which resulted in $96 million of foreign tax credits, with no related incremental U.S. income tax expense.

Recent Accounting Pronouncements
A description of recently issued accounting standards is included under the heading “Recent Accounting Pronouncements” in Note 1.

Liquidity and Capital Resources
Consolidated working capital (current assets less current liabilities) was $16.97 billion at October 2, 2021, compared with $11.65 billion at December 31, 2020. Included in working capital were cash and cash equivalents of $12.03 billion at October 2, 2021 and $10.33 billion at December 31, 2020.
First Nine Months of 2021
Cash provided by operating activities during the first nine months of 2021 was $6.86 billion. Cash provided by income was offset in part by investments in working capital. A decrease in accounts receivable provided $111 million of cash. An increase in inventories used cash of $916 million, primarily to support growth in sales. Changes in other assets and other liabilities used cash of $582 million primarily due to the timing of payments for interest and compensation. Cash payments for income taxes increased to $1.56 billion during the first nine months of 2021, compared with $656 million in the first nine months of 2020.
During the first nine months of 2021, the company’s investing activities used $3.24 billion of cash. Acquisitions used cash of $1.52 billion. The company's investing activities also included the purchase of $1.69 billion of property, plant and equipment for capacity and capability investments.
The company’s financing activities used $1.89 billion of cash during the first nine months of 2021. Repayment of senior notes used cash of $2.81 billion. Issuance of debt provided $3.12 billion of cash. The company’s financing activities also included the repurchase of $2.00 billion of the company's common stock and the payment of $292 million in cash dividends. On November 5, 2020, the Board of Directors authorized the repurchase of up to $2.50 billion of the company’s common stock. On September 23, 2021 the Board of Directors replaced the existing authorization to repurchase the company’s common stock, of which $500 million was remaining, with a new authorization to repurchase up to $3.00 billion of the company’s common stock. At November 4, 2021, authorization remained for $3.00 billion of future repurchases of the company’s common stock. As discussed in Note 7, early in October 2021, the company issued senior notes for net proceeds of $11.83 billion.
The company's commitments for purchases of property, plant and equipment, contractual obligations and other commercial commitments did not change materially between December 31, 2020 and October 2, 2021 except for the agreement to acquire PPD, discussed in Note 2. The company expects that for all of 2021, expenditures for property, plant and equipment, net of disposals, will be between $2.5 and $2.7 billion.
As of October 2, 2021, the company’s short-term debt totaled $19 million. The company has a revolving credit facility with a bank group that provides up to $3.00 billion of unsecured multi-currency revolving credit (Note 7). If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of October 2, 2021, no borrowings were outstanding

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Liquidity and Capital Resources (continued)
under the company’s revolving credit facility, although available capacity was reduced by approximately $4 million as a result of outstanding letters of credit.
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
First Nine Months of 2020
Cash provided by operating activities was $4.95 billion during the first nine months of 2020. Cash provided by income was offset in part by investments in working capital. Increases in accounts receivable and inventories used cash of $858 million and $427 million, respectively, primarily to support growth in sales. Changes in other assets and other liabilities provided cash of $1.04 billion primarily due to the timing of payments for compensation and income taxes. Cash payments for income taxes totaled $656 million.
During the first nine months of 2020, the company’s investing activities used $884 million of cash, principally for the purchase of property, plant and equipment.
The company’s financing activities provided $1.01 billion of cash during the first nine months of 2020. Issuance of senior notes provided cash of $3.46 billion. Repayment of senior notes used cash of $712 million. The company’s financing activities also included the repurchase of $1.50 billion of the company’s common stock and the payment of $250 million in cash dividends.

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
Changes in Internal Control over Financial Reporting
There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended October 2, 2021, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

THERMO FISHER SCIENTIFIC INC.
PART II    OTHER INFORMATION
Item 1.    Legal Proceedings
There are various lawsuits and claims against the company involving product liability, intellectual property, employment and commercial issues. See “Note 8 to our Condensed Consolidated Financial Statements – Commitments and Contingencies.”

Item 1A.    Risk Factors
The risks that we believe are material to our investors are discussed in the company’s Annual Report on Form 10-K for the year ended December 31, 2020 under the caption “Risk Factors,” which is on file with the SEC. Except as set forth herein, there have been no material changes during the nine months ended October 2, 2021 to our previously reported Risk Factors.
Risks Relating to Our Proposed Acquisition of PPD
Regulatory approvals necessary for our acquisition of PPD may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the PPD acquisition. Before the PPD acquisition may be completed, we must obtain certain required regulatory approvals, waivers or consents. These regulators may impose conditions on the completion of the transaction. Such conditions could have the effect of delaying or preventing completion of the transaction, causing us to incur additional costs or limiting the revenues of the combined company following the transaction, any of which might have an adverse effect on the combined company following the transaction. Additionally, any delay in closing may adversely affect the business of PPD and therefore the combined company following the transaction, including an adverse effect on PPD’s ability to retain employees during the pendency of the transaction or on PPD’s relationships with its vendors, customers and other parties if such vendors, customers or other parties attempt to negotiate changes in existing business relationships, consider entering into business relationships with parties other than PPD or delay or defer decisions concerning their business with PPD during the pendency of the transaction. On July 16, 2021, we and PPD each received a request for additional information and documentary materials (collectively, the “Second Request”) from the U.S. Federal Trade Commission (FTC), in connection with the FTC’s review of the proposed merger. The effect of the Second Request is to extend the waiting period imposed under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), until the 30th day after substantial compliance by us and PPD with the Second Request, unless the waiting period is terminated earlier by the FTC. As of October 22, 2021, both we and PPD had certified substantial compliance with the Second Request. The transaction remains subject to the satisfaction of customary closing conditions, including termination of the HSR Act waiting period and receipt of applicable regulatory approvals outside the U.S. Subject to the satisfaction of the required closing conditions, we continue to expect the merger to be completed by the end of 2021.
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
Risks Relating to Financial Profile
We have outstanding debt, and our debt will increase as a result of additional debt we expect to incur to finance the PPD acquisition. Our existing and future indebtedness may restrict our investment opportunities or limit our activities and negatively impact our credit ratings. As of October 2, 2021, we had approximately $21.71 billion in outstanding indebtedness and we issued approximately $11.83 billion of new debt during October. In addition, we have availability to borrow under a revolving credit facility that provides for up to $3.00 billion of unsecured multi-currency revolving credit. We expect to incur additional indebtedness to fund a portion of the purchase price of the PPD acquisition. We may also obtain

THERMO FISHER SCIENTIFIC INC.
Risk Factors (continued)

additional long-term debt and lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
There was no share repurchase activity for the company's third quarter of 2021. On November 5, 2020, the Board of Directors authorized the repurchase of up to $2.50 billion of the company’s common stock. On September 23, 2021 the Board of Directors replaced the existing authorization to repurchase the company’s common stock, of which $500 million was remaining, with a new authorization to repurchase up to $3.00 billion of the company’s common stock. At October 2, 2021, $3.00 billion was available for future repurchases of the company’s common stock under this authorization.

THERMO FISHER SCIENTIFIC INC.
Item 6.    Exhibits

Exhibit Number	Description of Exhibit
4.1
Twenty-Second Supplemental Indenture, dated as of August 23, 2021, between the Company, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed August 23, 2021 [File No. 1-8002] and incorporated in this document by reference).

4.2
Third Supplemental Indenture, dated as of October 18, 2021, among Thermo Fisher International, as issuer, the Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed October 18, 2021 [File No. 1-8002] and incorporated in this document by reference).

4.3
Twenty-Third Supplemental Indenture, dated as of October 22, 2021, between the Company, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed October 22, 2021 [File No. 1-8002] and incorporated in this document by reference).

22	Subsidiary Issuer of Guaranteed Securities.
31.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(b) and 15d-14(b), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(b) and 15d-14(b), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Date:	November 4, 2021	THERMO FISHER SCIENTIFIC INC.

/s/ Stephen Williamson
Stephen Williamson
Senior Vice President and Chief Financial Officer

/s/ Joseph R. Holmes
Joseph R. Holmes
Vice President and Chief Accounting Officer