Form 10-Q
period 2022-04-02
THERMO FISHER SCIENTIFIC INC.
filed 2022-05-06
CIK 97745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended April 2, 2022 or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Large accelerated filer ☒                                               Accelerated filer ☐                                       Non-accelerated filer ☐
Smaller reporting company ☐                                      Emerging growth company  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of April 2, 2022, the Registrant had 391,462,000 shares of Common Stock outstanding.

THERMO FISHER SCIENTIFIC INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED APRIL 2, 2022

THERMO FISHER SCIENTIFIC INC.
PART I    FINANCIAL INFORMATION
Item 1.    Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	April 2,	December 31,
(In millions except share and per share amounts)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$2,752	$4,477
Accounts receivable, less allowances of $170 and $150	7,889	7,977
Inventories	5,483	5,051
Contract assets, net	1,064	968
Other current assets	1,588	1,640
Total current assets	18,776	20,113
Property, plant and equipment, net	8,448	8,333
Acquisition-related intangible assets, net	19,378	20,113
Other assets	4,424	4,640
Goodwill	41,721	41,924
Total assets	$92,747	$95,123

Liabilities, redeemable noncontrolling interest and equity
Current liabilities:
Short-term obligations and current maturities of long-term obligations	$1,866	$2,537
Accounts payable	2,667	2,867
Accrued payroll and employee benefits	1,634	2,427
Contract liabilities	2,871	2,655
Other accrued expenses	3,032	2,950
Total current liabilities	12,070	13,436
Deferred income taxes	3,493	3,837
Other long-term liabilities	4,664	4,540
Long-term obligations	31,389	32,333
Redeemable noncontrolling interest	113	122
Equity:
Thermo Fisher Scientific Inc. shareholders’ equity:
Preferred stock, $100 par value, 50,000 shares authorized; none issued
Common stock, $1 par value, 1,200,000,000 shares authorized; 439,530,820 and 439,154,741 shares issued	440	439
Capital in excess of par value	16,292	16,174
Retained earnings	37,528	35,431
Treasury stock at cost, 48,068,820 and 44,720,112 shares	(10,961)	(8,922)
Accumulated other comprehensive items	(2,343)	(2,329)
Total Thermo Fisher Scientific Inc. shareholders’ equity	40,956	40,793
Noncontrolling interests	62	62
Total equity	41,018	40,855
Total liabilities, redeemable noncontrolling interest and equity	$92,747	$95,123
The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three months ended
	April 2,	April 3,
(In millions except per share amounts)	2022	2021
Revenues
Product revenues	$8,017	$7,856
Service revenues	3,801	2,050
Total revenues	11,818	9,906

Costs and operating expenses:
Cost of product revenues	3,555	3,327
Cost of service revenues	2,799	1,370
Selling, general and administrative expenses	2,277	1,826
Research and development expenses	364	320
Restructuring and other costs	2	14
Total costs and operating expenses	8,997	6,857
Operating income	2,821	3,049
Interest income	18	12
Interest expense	(136)	(125)
Other income/(expense)	(163)	(183)
Income before income taxes	2,540	2,753
Provision for income taxes	(301)	(416)
Equity in earnings/(losses) of unconsolidated entities	(19)	—
Net income	2,220	2,337
Less: net income attributable to noncontrolling interests and redeemable noncontrolling interest	5	—
Net income attributable to Thermo Fisher Scientific Inc.	$2,215	$2,337

Earnings per share attributable to Thermo Fisher Scientific Inc.
Basic	$5.66	$5.93
Diluted	$5.61	$5.88

Weighted average shares
Basic	392	394
Diluted	395	397

The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.
 CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended
	April 2,	April 3,
(In millions)	2022	2021
Comprehensive income
Net income	$2,220	$2,337
Other comprehensive items:
Currency translation adjustment:
Currency translation adjustment (net of tax provision (benefit) of $89 and $118)	(23)	224
Unrealized gains and losses on hedging instruments:
Reclassification adjustment for losses included in net income (net of tax benefit of $0 and $4)	1	13
Pension and other postretirement benefit liability adjustments:
Pension and other postretirement benefit liability adjustments arising during the period (net of tax (provision) benefit of $(1) and $(2))	3	6
Amortization of net loss included in net periodic pension cost (net of tax benefit of $1 and $1)	2	2
Total other comprehensive items	(17)	245
Comprehensive income	2,203	2,582
Less: comprehensive income/(loss) attributable to noncontrolling interests and redeemable noncontrolling interest	2	—
Comprehensive income attributable to Thermo Fisher Scientific Inc.	$2,201	$2,582

The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three months ended
	April 2,	April 3,
(In millions)	2022	2021
Operating activities
Net income	$2,220	$2,337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	250	198
Amortization of acquisition-related intangible assets	609	423
Change in deferred income taxes	(339)	24
Loss on early extinguishment of debt	26	197
Stock-based compensation	78	51
Other non-cash expenses, net	233	69
Changes in assets and liabilities, excluding the effects of acquisitions	(875)	(1,321)
Net cash provided by operating activities	2,202	1,978

Investing activities
Acquisitions, net of cash acquired	(40)	(1,343)
Purchase of property, plant and equipment	(640)	(628)
Proceeds from sale of property, plant and equipment	2	5
Other investing activities, net	8	(32)
Net cash used in investing activities	(670)	(1,998)

Financing activities
Repayment of debt	(375)	(2,803)
Proceeds from issuance of commercial paper	626	—
Repayments of commercial paper	(1,259)	—
Purchases of company common stock	(2,000)	(2,000)
Dividends paid	(103)	(87)
Net proceeds from issuance of company common stock under employee stock plans	2	20
Other financing activities, net	(36)	20
Net cash used in financing activities	(3,145)	(4,850)

Exchange rate effect on cash	(99)	137
Decrease in cash, cash equivalents and restricted cash	(1,712)	(4,733)
Cash, cash equivalents and restricted cash at beginning of period	4,491	10,336
Cash, cash equivalents and restricted cash at end of period	$2,779	$5,603
The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.
CONDENSED CONSOLIDATED STATEMENT OF REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
(Unaudited)

	Redeemable Noncontrolling Interest	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Total Thermo Fisher Scientific Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
(In millions)		Shares	Amount			Shares	Amount
		Three months ended April 2, 2022
Balance at December 31, 2021	$122	439	$439	$16,174	$35,431	45	$(8,922)	$(2,329)	$40,793	$62	$40,855
Issuance of shares under employees' and directors' stock plans	—	1	1	40	—	—	(39)	—	2	—	2
Stock-based compensation	—	—	—	78	—	—	—	—	78	—	78
Purchases of company common stock	—	—	—	—	—	3	(2,000)	—	(2,000)	—	(2,000)
Dividends declared ($0.30 per share)	—	—	—	—	(118)	—	—	—	(118)	—	(118)
Net income	5	—	—	—	2,215	—	—	—	2,215	—	2,215
Other comprehensive items	(11)	—	—	—	—	—	—	(14)	(14)	1	(13)
Contributions from (distributions to) noncontrolling interest	(3)	—	—	—	—	—	—	—	—	(1)	(1)
Balance at April 2, 2022	$113	440	$440	$16,292	$37,528	48	$(10,961)	$(2,343)	$40,956	$62	$41,018

		Three months ended April 3, 2021
Balance at December 31, 2020	$—	437	$437	$15,579	$28,116	40	$(6,818)	$(2,807)	$34,507	$10	$34,517
Issuance of shares under employees' and directors' stock plans	—	1	1	54	—	1	(34)	—	21	—	21
Stock-based compensation	—	—	—	51	—	—	—	—	51	—	51
Purchases of company common stock	—	—	—	—	—	4	(2,000)	—	(2,000)	—	(2,000)
Dividends declared ($0.26 per share)	—	—	—	—	(103)	—	—	—	(103)	—	(103)
Net income	—	—	—	—	2,337	—	—	—	2,337	—	2,337
Other comprehensive items	—	—	—	—	—	—	—	245	245	—	245
Balance at April 3, 2021	$—	438	$438	$15,684	$30,350	45	$(8,852)	$(2,562)	$35,058	$10	$35,068

The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.    Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations
Thermo Fisher Scientific Inc. (the company or Thermo Fisher) enables customers to make the world healthier, cleaner and safer by helping them accelerate life sciences research, solve complex analytical challenges, improve patient health through diagnostics and the development and manufacture of life-changing therapies, and increase laboratory productivity. Markets served include pharmaceutical and biotech, academic and government, industrial and applied, as well as healthcare and diagnostics.
Interim Financial Statements
The interim condensed consolidated financial statements presented herein have been prepared by the company, are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at April 2, 2022, the results of operations for the three-month periods ended April 2, 2022 and April 3, 2021, and the cash flows for the three-month periods ended April 2, 2022 and April 3, 2021. Interim results are not necessarily indicative of results for a full year.
The condensed consolidated balance sheet presented as of December 31, 2021, has been derived from the audited consolidated financial statements as of that date. The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain all information that is included in the annual financial statements and notes thereto of the company. The condensed consolidated financial statements and notes included in this report should be read in conjunction with the 2021 financial statements and notes included in the company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC). Certain reclassifications of prior year amounts have been made to conform to the current year presentation.
Note 1 to the consolidated financial statements for 2021 describes the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no material changes in the company’s significant accounting policies during the three months ended April 2, 2022.
Inventories
The components of inventories are as follows:

	April 2,	December 31,
(In millions)	2022	2021
Raw materials	$2,135	$1,922
Work in process	723	676
Finished goods	2,625	2,453
Inventories	$5,483	$5,051
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
The company’s estimates include, among others, asset reserve requirements as well as the amounts of future cash flows associated with certain assets and businesses that are used in assessing the risk of impairment. The negative impacts associated with the ongoing COVID-19 global pandemic significantly lessened in 2021 and 2022. The extent and duration of negative impacts in the future, which may include inflationary pressures and supply chain disruptions, are uncertain and may require changes to estimates. Actual results could differ from those estimates.
Recent Accounting Pronouncements
In November 2021, the FASB issued new guidance to require entities to disclose information about certain types of government assistance they receive, including cash grants and tax credits. Among other things, the new guidance requires expanded disclosure regarding the qualitative and quantitative characteristics of the nature, amount, timing, and significant terms and conditions of transactions with a government arising from a grant or other forms of assistance accounted for under a contribution model. The company will adopt this guidance in the fourth quarter of 2022 using a prospective method. The adoption of this guidance is not expected to have a material impact on the company’s disclosures; however, the impact in future periods will be dependent on the extent of transactions of this nature entered into by the company subsequent to the date of adoption.

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
2022
In 2022, the company acquired, within the Analytical Instruments segment, a U.S.-based developer of Fourier-transform infrared gas analysis technologies.
2021
The preliminary allocations of the purchase price for the acquisitions of the Lengnau biologics manufacturing facility, PPD, Inc. and PeproTech, Inc. were based on estimates of the fair values of the net assets acquired and are subject to adjustment upon finalization, largely with respect to acquired intangible assets, lease assets and liabilities, and the related deferred taxes. Measurements of these items inherently require significant estimates and assumptions. During the first quarter of 2022, the company adjusted the preliminary allocations of PPD and PeproTech, which among others increased goodwill by $59 million, decreased definite-lived intangible assets by $43 million, decreased equity method investments by $23 million and decreased the fair value of assumed contingent consideration by $18 million. The adjustment to amortization expense recorded during the first quarter of 2022 was not material.

Note 3.    Revenues and Contract-related Balances
Disaggregated Revenues
Revenues by type are as follows:

	Three months ended
	April 2,	April 3,
(In millions)	2022	2021
Revenues
Consumables	$6,110	$5,964
Instruments	1,907	1,892
Services	3,801	2,050
Consolidated revenues	$11,818	$9,906
Revenues by geographic region based on customer location are as follows:

	Three months ended
	April 2,	April 3,
(In millions)	2022	2021
Revenues
North America	$6,323	$5,101
Europe	3,050	2,785
Asia-Pacific	2,064	1,709
Other regions	381	311
Consolidated revenues	$11,818	$9,906
Each reportable segment earns revenues from consumables, instruments and services in North America, Europe, Asia-Pacific and other regions. See Note 4 for revenues by reportable segment and other geographic data.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Remaining Performance Obligations
The aggregate amount of the transaction price allocated to the remaining performance obligations for all open customer contracts as of April 2, 2022 was $28.84 billion. The company will recognize revenues for these performance obligations as they are satisfied, approximately 59% of which is expected to occur within the next twelve months. Amounts expected to occur thereafter generally relate to contract manufacturing, clinical research and extended warranty service agreements, which typically have durations of three to five years.
Contract-related Balances
Noncurrent contract assets are included within other assets in the accompanying balance sheet. Noncurrent contract liabilities are included within other long-term liabilities in the accompanying balance sheet. Contract asset and liability balances are as follows:

	April 2,	December 31,
(In millions)	2022	2021
Current contract assets, net	$1,064	$968
Noncurrent contract assets, net	11	9
Current contract liabilities	2,871	2,655
Noncurrent contract liabilities	1,294	1,238
In the three months ended April 2, 2022, the company recognized revenues of $1.28 billion, that were included in the contract liabilities balance at December 31, 2021. In the three months ended April 3, 2021, the company recognized revenues of $566 million that were included in the contract liabilities balance at December 31, 2020.

Note 4.    Business Segment and Geographical Information
Business Segment Information

	Three months ended
	April 2,	April 3,
(In millions)	2022	2021
Revenues
Life Sciences Solutions	$4,231	$4,203
Analytical Instruments	1,518	1,387
Specialty Diagnostics	1,482	1,615
Laboratory Products and Biopharma Services	5,442	3,597
Eliminations	(855)	(896)
Consolidated revenues	11,818	9,906

Segment Income
Life Sciences Solutions	2,176	2,279
Analytical Instruments	301	272
Specialty Diagnostics	353	428
Laboratory Products and Biopharma Services	620	531
Subtotal reportable segments	3,450	3,510
Cost of revenues adjustments	(11)	(8)
Selling, general and administrative expenses adjustments	(7)	(16)
Restructuring and other costs	(2)	(14)
Amortization of acquisition-related intangible assets	(609)	(423)
Consolidated operating income	2,821	3,049
Interest income	18	12
Interest expense	(136)	(125)
Other income/(expense)	(163)	(183)
Income before income taxes	$2,540	$2,753

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Cost of revenues adjustments included in the above table consist of charges for the sale of inventories revalued at the date of acquisition. Selling, general and administrative expenses adjustments included in the above table consist of third-party transaction/integration costs related to recent acquisitions, and charges/credits for changes in estimates of contingent acquisition consideration.
Geographical Information
Revenues by country based on customer location are as follows:

	Three months ended
	April 2,	April 3,
(In millions)	2022	2021
Revenues
United States	$6,097	$4,892
China	910	775
Other	4,811	4,239
Consolidated revenues	$11,818	$9,906

Note 5.    Income Taxes
The provision for income taxes in the accompanying statement of income differs from the provision calculated by applying the statutory federal income tax rate to income before provision for income taxes due to the following:

	Three months ended
	April 2,	April 3,
(In millions)	2022	2021
Statutory federal income tax rate	21%	21%
Provision for income taxes at statutory rate	$533	$578
Increases (decreases) resulting from:
Foreign rate differential	(82)	(55)
Income tax credits	(64)	(89)
Global intangible low-taxed income	26	20
Foreign-derived intangible income	(37)	(60)
Excess tax benefits from stock options and restricted stock units	(18)	(28)
Valuation allowance	(87)	(1)
Withholding taxes	12	18
State income taxes, net of federal tax	31	49
Other, net	(13)	(16)
Provision for income taxes	$301	$416
The company has operations and a taxable presence in approximately 70 countries outside the U.S. The company's effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate.
Unrecognized Tax Benefits
As of April 2, 2022 and December 31, 2021, the company had $1.12 billion of unrecognized tax benefits substantially all of which, if recognized, would reduce the effective tax rate.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 6.    Earnings per Share

	Three months ended
	April 2,	April 3,
(In millions except per share amounts)	2022	2021
Net income attributable to Thermo Fisher Scientific Inc.	$2,215	$2,337

Basic weighted average shares	392	394
Plus effect of: stock options and restricted stock units	3	3
Diluted weighted average shares	395	397

Basic earnings per share	$5.66	$5.93
Diluted earnings per share	$5.61	$5.88

Antidilutive stock options excluded from diluted weighted average shares	2	1

Note 7.    Debt and Other Financing Arrangements

	Effective interest rate at April 2,	April 2,	December 31,
(Dollars in millions)	2022	2022	2021
Commercial Paper	0.16%	$1,852	$2,522
Floating Rate (SOFR + 0.35%) 1.5-Year Senior Notes, Due 4/18/2023		1,000	1,000
Floating Rate (SOFR + 0.39%) 2-Year Senior Notes, Due 10/18/2023		500	500
0.797% 2-Year Senior Notes, Due 10/18/2023	1.04%	1,350	1,350
Floating Rate (EURIBOR + 0.20%) 2-Year Senior Notes Due 11/18/2023 (euro-denominated)	0.00%	1,877	1,933
0.000% 2-Year Senior Notes Due 11/18/2023 (euro-denominated)	0.06%	607	625
0.75% 8-Year Senior Notes, Due 9/12/2024 (euro-denominated)	0.94%	1,104	1,137
1.215% 3-Year Senior Notes, Due 10/18/2024	1.42%	2,500	2,500
Floating Rate (SOFR + 0.53%) 3-Year Senior Notes, Due 10/18/2024		500	500
0.125% 5.5-Year Senior Notes, Due 3/1/2025 (euro-denominated)	0.41%	883	910
2.00% 10-Year Senior Notes, Due 4/15/2025 (euro-denominated)	2.10%	707	728
0.000% 4-Year Senior Notes, Due 11/18/2025 (euro-denominated)	0.15%	607	625
3.65% 10-Year Senior Notes, Due 12/15/2025		—	350
1.40% 8.5-Year Senior Notes, Due 1/23/2026 (euro-denominated)	1.53%	773	796
1.45% 10-Year Senior Notes, Due 3/16/2027 (euro-denominated)	1.65%	552	568
1.75% 7-Year Senior Notes, Due 4/15/2027 (euro-denominated)	1.97%	663	682
0.50% 8.5-Year Senior Notes, Due 3/1/2028 (euro-denominated)	0.77%	883	910
1.375% 12-Year Senior Notes, Due 9/12/2028 (euro-denominated)	1.46%	663	682
1.750% 7-Year Senior Notes, Due 10/15/2028	1.89%	700	700
1.95% 12-Year Senior Notes, Due 7/24/2029 (euro-denominated)	2.08%	773	796
2.60% 10-Year Senior Notes, Due 10/1/2029	2.74%	900	900
0.80% 9-Year Senior Notes, Due 10/18/2030 (euro-denominated)	0.89%	1,933	1,990
0.875% 12-Year Senior Notes, Due 10/1/2031 (euro-denominated)	1.13%	994	1,023
2.00% 10-Year Senior Notes, Due 10/15/2031	2.23%	1,200	1,200
2.375% 12-Year Senior Notes, Due 4/15/2032 (euro-denominated)	2.55%	663	682
1.125% 12-Year Senior Notes, Due 10/18/2033 (euro-denominated)	1.20%	1,656	1,706
2.875% 20-Year Senior Notes, Due 7/24/2037 (euro-denominated)	2.94%	773	796
1.50% 20-Year Senior Notes, Due 10/1/2039 (euro-denominated)	1.73%	994	1,023
2.80% 20-Year Senior Notes, Due 10/15/2041	2.90%	1,200	1,200

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Effective interest rate at April 2,	April 2,	December 31,
(Dollars in millions)	2022	2022	2021
1.625% 20-Year Senior Notes, Due 10/18/2041 (euro-denominated)	1.77%	1,380	1,421
5.30% 30-Year Senior Notes, Due 2/1/2044	5.37%	400	400
4.10% 30-Year Senior Notes, Due 8/15/2047	4.23%	750	750
1.875% 30-Year Senior Notes, Due 10/1/2049 (euro-denominated)	1.98%	1,104	1,137
2.00% 30-Year Senior Notes, Due 10/18/2051 (euro-denominated)	2.07%	828	853
Other		76	76
Total borrowings at par value		33,345	34,971
Unamortized discount		(112)	(117)
Unamortized debt issuance costs		(173)	(184)
Total borrowings at carrying value		33,060	34,670
Finance lease liabilities		195	200
Less: Short-term obligations and current maturities		1,866	2,537
Long-term obligations		$31,389	$32,333
SOFR - Secured Overnight Financing Rate
EURIBOR - Euro Interbank Offered Rate
The effective interest rates for the fixed-rate debt include the stated interest on the notes, the accretion of any discounts/premiums and the amortization of any debt issuance costs.
See Note 10 for fair value information pertaining to the company’s long-term borrowings.
Credit Facilities
The company has a revolving credit facility (the Facility) with a bank group that provides for up to $5.00 billion of unsecured multi-currency revolving credit. The Facility expires on January 7, 2027. The revolving credit agreement calls for interest at either a Term SOFR, a EURIBOR-based rate (for funds drawn in euro) or a rate based on the prime lending rate of the agent bank, at the company’s option. The agreement contains affirmative, negative and financial covenants, and events of default customary for facilities of this type. The covenants in the Facility include a Consolidated Net Interest Coverage Ratio (Consolidated EBITDA to Consolidated Net Interest Expense), as such terms are defined in the Facility. Specifically, the company has agreed that, so long as any lender has any commitment under the Facility, any letter of credit is outstanding under the Facility, or any loan or other obligation is outstanding under the Facility, it will maintain a minimum Consolidated Interest Coverage Ratio of 3.5:1.0 as of the last day of any fiscal quarter. As of April 2, 2022, no borrowings were outstanding under the Facility, although available capacity was reduced by approximately $4 million as a result of outstanding letters of credit.
Commercial Paper Programs
The company has commercial paper programs pursuant to which it may issue and sell unsecured, short-term promissory notes (CP Notes). Under the U.S. program, a) maturities may not exceed 397 days from the date of issue and b) the CP Notes are issued on a private placement basis under customary terms in the commercial paper market and are not redeemable prior to maturity nor subject to voluntary prepayment. Under the euro program, maturities may not exceed 183 days and may be denominated in euro, U.S. dollars, Japanese yen, British pounds sterling, Swiss franc, Canadian dollars or other currencies. Under both programs, the CP Notes are issued at a discount from par (or premium to par, in the case of negative interest rates), or, alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. As of April 2, 2022, outstanding borrowings under these programs were $1.85 billion.
Senior Notes
Interest is payable quarterly on the floating rate senior notes, annually on the euro-denominated fixed rate senior notes and semi-annually on all other senior notes. Each of the fixed rate senior notes may be redeemed at a redemption price of 100% of the principal amount plus a specified make-whole premium and accrued interest. Except for the euro-denominated floating rate senior notes, which may not be redeemed early, the floating rate senior notes may be redeemed in whole or in part on or after their applicable call dates at a redemption price of 100% of the principal amount plus accrued interest. The company is subject to certain affirmative and negative covenants under the indentures governing the senior notes, the most restrictive of which

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
limits the ability of the company to pledge principal properties as security under borrowing arrangements. The company was in compliance with all covenants at April 2, 2022.
In February 2022, the company redeemed all of its 3.650% Senior Notes due 2025. In connection with the redemption, the company incurred $26 million of losses on the early extinguishment of debt.
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

Note 8.    Commitments and Contingencies
Environmental Matters
The company is currently involved in various stages of investigation and remediation related to environmental matters. The company cannot predict all potential costs related to environmental remediation matters and the possible impact on future operations given the uncertainties regarding the extent of the required cleanup, the complexity and interpretation of applicable laws and regulations, the varying costs of alternative cleanup methods and the extent of the company’s responsibility. Expenses for environmental remediation matters related to the costs of installing, operating and maintaining groundwater-treatment systems and other remedial activities related to historical environmental contamination at the company’s domestic and international facilities were not material in any period presented. At April 2, 2022, there have been no material changes to the accruals for pending environmental-related matters disclosed in the company’s 2021 financial statements and notes included in the company’s Annual Report on Form 10-K. While management believes the accruals for environmental remediation are adequate based on current estimates of remediation costs, the company may be subject to additional remedial or compliance costs due to future events such as changes in existing laws and regulations, changes in agency direction or enforcement policies, developments in remediation technologies or changes in the conduct of the company’s operations, which could have a material adverse effect on the company’s financial position, results of operations and cash flows.
Litigation and Related Contingencies
The company is involved in various disputes, governmental and/or regulatory inspections, inquiries, investigations and proceedings, and litigation matters that arise from time to time in the ordinary course of business. The disputes and litigation matters include product liability, intellectual property, employment and commercial issues. Due to the inherent uncertainties associated with pending litigation or claims, the company cannot predict the outcome, nor, with respect to certain pending litigation or claims where no liability has been accrued, make a meaningful estimate of the reasonably possible loss or range of loss that could result from an unfavorable outcome. The company has no material accruals for pending litigation or claims for which accrual amounts are not disclosed in the company’s 2021 financial statements and notes included in the company’s Annual Report on Form 10-K, nor are material losses deemed probable for such matters. It is reasonably possible, however, that an unfavorable outcome that exceeds the company’s current accrual estimate, if any, for one or more of the matters described below could have a material adverse effect on the company’s results of operations, financial position and cash flows.
Product Liability, Workers Compensation and Other Personal Injury Matters
The company is involved in various proceedings and litigation that arise from time to time in connection with product liability, workers compensation and other personal injury matters. At April 2, 2022, there have been no material changes to the accruals for pending product liability, workers compensation, and other personal injury matters disclosed in the company’s 2021 financial statements and notes included in the company’s Annual Report on Form 10-K. Although the company believes that the amounts accrued and estimated insurance recoveries are probable and appropriate based on available information, including actuarial studies of loss estimates, the process of estimating losses and insurance recoveries involves a considerable degree of judgment by management and the ultimate amounts could vary, which could have a material adverse effect on the company’s results of operations, financial position, and cash flows. Insurance contracts do not relieve the company of its primary obligation with respect to any losses incurred. The collectability of amounts due from its insurers is subject to the

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
solvency and willingness of the insurer to pay, as well as the legal sufficiency of the insurance claims. Management monitors the payment history as well as the financial condition and ratings of its insurers on an ongoing basis.

Note 9.    Comprehensive Income and Shareholders' Equity
Changes in each component of accumulated other comprehensive items, net of tax, are as follows:

(In millions)	Currency translation adjustment	Unrealized losses on hedging instruments	Pension and other postretirement benefit liability adjustment	Total
Balance at December 31, 2021	$(2,065)	$(35)	$(229)	$(2,329)
Other comprehensive items before reclassifications	(20)	—	3	(17)
Amounts reclassified from accumulated other comprehensive items	—	1	2	3
Net other comprehensive items	(20)	1	5	(14)
Balance at April 2, 2022	$(2,085)	$(34)	$(224)	$(2,343)

Note 10.    Fair Value Measurements and Fair Value of Financial Instruments
Fair Value Measurements
The following tables present information about the company’s financial assets and liabilities measured at fair value on a recurring basis:

	April 2,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
(In millions)	2022	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$833	$833	$—	$—
Investments	141	141	—	—
Warrants	14	—	14	—
Insurance contracts	172	—	172	—
Derivative contracts	55	—	55	—
Total assets	$1,215	$974	$241	$—

Liabilities
Derivative contracts	$2	$—	$2	$—
Contingent consideration	261	—	—	261
Total liabilities	$263	$—	$2	$261

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
(In millions)	2021	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$2,210	$2,210	$—	$—
Investments	298	298	—	—
Warrants	15	—	15	—
Insurance contracts	181	—	181	—
Derivative contracts	36	—	36	—
Total assets	$2,740	$2,508	$232	$—

Liabilities
Derivative contracts	$1	$—	$1	$—
Contingent consideration	317	—	—	317
Total liabilities	$318	$—	$1	$317
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
In the first quarter of 2022 and 2021 the company recorded $139 million and $1 million, respectively, of net losses on investments which are included in other income/(expense) in the accompanying statement of income.
The following table provides a rollforward of the fair value, as determined by level 3 inputs (such as likelihood of achieving production or revenue milestones, as well as changes in the fair values of the investments underlying a recapitalization investment portfolio), of the contingent consideration.

	Three months ended
	April 2,	April 3,
(In millions)	2022	2021
Contingent consideration
Beginning balance	$317	$70
Acquisitions (including assumed balances)	(18)	162
Payments	(30)	(7)
Changes in fair value included in earnings	(8)	2
Ending balance	$261	$227
Derivative Contracts
The following table provides the aggregate notional value of outstanding derivative contracts.

	April 2,	December 31,
(In millions)	2022	2021
Notional amount
Cross-currency interest rate swaps - designated as net investment hedges	$900	$900
Currency exchange contracts	1,674	2,149

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
While certain derivatives are subject to netting arrangements with counterparties, the company does not offset derivative assets and liabilities within the balance sheet. The following tables present the fair value of derivative instruments in the accompanying balance sheet and statement of income.

	Fair value – assets		Fair value – liabilities
	April 2,	December 31,	April 2,	December 31,
(In millions)	2022	2021	2022	2021
Derivatives designated as hedging instruments
Cross-currency interest rate swaps (a)	$49	$25	$—	$—
Derivatives not designated as hedging instruments
Currency exchange contracts (b)	6	11	2	1
Total derivatives	$55	$36	$2	$1
(a)    The fair value of the cross-currency interest rate swaps is included in the accompanying balance sheet under the caption other assets or other long-term liabilities.
(b)    The fair value of the currency exchange contracts is included in the accompanying balance sheet under the captions other current assets or other accrued expenses.

	Gain (loss) recognized
	Three months ended
	April 2,	April 3,
(In millions)	2022	2021
Fair value hedging relationships
Interest rate swaps
Hedged long-term obligations - included in other income/(expense)	$—	$25
Derivatives designated as hedging instruments - included in other income/(expense)	—	(3)
Derivatives designated as cash flow hedges
Interest rate swaps
Amount reclassified from accumulated other comprehensive items to other income/(expense)	(1)	(17)
Financial instruments designated as net investment hedges
Foreign currency-denominated debt
Included in currency translation adjustment within other comprehensive items	362	466
Cross-currency interest rate swaps
Included in currency translation adjustment within other comprehensive items	23	38
Included in other income/(expense)	2	2
Derivatives not designated as hedging instruments
Currency exchange contracts
Included in cost of product revenues	(9)	12
Included in other income/(expense)	(1)	183
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
See Note 1 to the consolidated financial statements for 2021 included in the company’s Annual Report on Form 10-K for additional information on the company’s risk management objectives and strategies.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Fair Value of Other Financial Instruments
The carrying value and fair value of the company’s debt instruments are as follows:

	April 2, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
(In millions)	value	value	value	value
Senior notes	$31,132	$30,324	$32,072	$33,449
Commercial paper	1,852	1,852	2,522	2,522
Other	76	76	76	76
	$33,060	$32,252	$34,670	$36,047
The fair value of debt instruments was determined based on quoted market prices and on borrowing rates available to the company at the respective period ends, which represent level 2 measurements.

Note 11.    Supplemental Cash Flow Information

	Three months ended
	April 2,	April 3,
(In millions)	2022	2021
Non-cash investing and financing activities
Acquired but unpaid property, plant and equipment	$208	$181
Fair value of acquisition contingent consideration	—	162
Declared but unpaid dividends	119	104
Issuance of stock upon vesting of restricted stock units	99	88
Cash, cash equivalents and restricted cash is included in the accompanying balance sheet as follows:

	April 2,	December 31,
(In millions)	2022	2021
Cash and cash equivalents	$2,752	$4,477
Restricted cash included in other current assets	26	13
Restricted cash included in other assets	1	1
Cash, cash equivalents and restricted cash	$2,779	$4,491
Amounts included in restricted cash represent funds held as collateral for bank guarantees and incoming cash in China awaiting government administrative clearance.

Note 12.    Restructuring and Other Costs
In the first three months of 2022, restructuring and other costs primarily included continuing charges for headcount reductions and facility consolidations in an effort to streamline operations. In 2022, severance actions associated with facility consolidations and cost reduction measures affected less than 0.1% of the company’s workforce.
As of May 6, 2022, the company has identified restructuring actions that will result in additional charges of approximately $15 million, primarily in 2022, and expects to identify additional actions in future periods which will be recorded when specified criteria are met, such as communication of benefit arrangements or when the costs have been incurred.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Restructuring and other costs by segment are as follows:

Three months ended
April 2,
(In millions)	2022
Life Sciences Solutions	$1
Analytical Instruments	2
Specialty Diagnostics	1
Laboratory Products and Biopharma Services	(2)
$2
The following table summarizes the changes in the company’s accrued restructuring balance. Other amounts reported as restructuring and other costs in the accompanying statement of income have been summarized in the notes to the table. Accrued restructuring costs are included in other accrued expenses in the accompanying balance sheet.

(In millions)	Total (a)
Balance at December 31, 2021	$17
Net restructuring charges incurred in 2022 (b)	6
Payments	(11)
Balance at April 2, 2022	$12
(a)The movements in the restructuring liability principally consist of severance and other costs such as relocation and moving expenses associated with facility consolidations, as well as employee retention costs which are accrued ratably over the period through which employees must work to qualify for a payment.
(b)Excludes $4 million of net gains.
The company expects to pay accrued restructuring costs primarily through 2022.

THERMO FISHER SCIENTIFIC INC.
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934 (the Exchange Act), are made throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, including without limitation statements regarding: projections of revenues, expenses, earnings, margins, tax rates, tax provisions, cash flows, pension and benefit obligations and funding requirements, and our liquidity position; cost reductions, restructuring activities, new product and service developments, competitive strengths or market position, acquisitions or divestitures; growth, declines and other trends in markets we sell into; new or modified laws, regulations and accounting pronouncements; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; general economic and capital markets conditions; the timing of any of the foregoing; assumptions underlying any of the foregoing; the expected impact of the COVID-19 pandemic on the company’s business; and any other statements that address events or developments that Thermo Fisher intends or believes will or may occur in the future. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements are accompanied by such words. While the company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the company’s estimates change, and readers should not rely on those forward-looking statements as representing the company’s views as of any date subsequent to the date of the filing of this report.
A number of important factors could cause the results of the company to differ materially from those indicated by such forward-looking statements, including those detailed under the caption “Risk Factors” in the company’s Annual Report on Form 10-K for the year ended December 31, 2021 (which is on file with the SEC). Important factors that could cause actual results to differ materially from those indicated by forward-looking statements include risks and uncertainties relating to: the duration and severity of the COVID-19 pandemic; the need to develop new products and adapt to significant technological change; implementation of strategies for improving growth; general economic conditions and related uncertainties; dependence on customers’ capital spending policies and government funding policies; the effect of economic and political conditions and exchange rate fluctuations on international operations; use and protection of intellectual property; the effect of changes in governmental regulations; any natural disaster, public health crisis or other catastrophic event; and the effect of laws and regulations governing government contracts, as well as the possibility that expected benefits related to recent or pending acquisitions may not materialize as expected.
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
Thermo Fisher Scientific Inc. enables customers to make the world healthier, cleaner and safer by helping them accelerate life sciences research, solve complex analytical challenges, improve patient health through diagnostics and the development and manufacture of life-changing therapies, and increase laboratory productivity. Markets served include pharmaceutical and biotech, academic and government, industrial and applied, as well as healthcare and diagnostics. The company’s operations fall into four segments (Note 4): Life Sciences Solutions, Analytical Instruments, Specialty Diagnostics and Laboratory Products and Biopharma Services.
Financial Highlights - First Quarter 2022 Compared with First Quarter 2021

	Three months ended
	April 2,	April 3,
(Dollars in millions except per share amounts)	2022	2021	Change
Revenues	$11,818	$9,906	19%
GAAP operating income	2,821	3,049	(7)%
GAAP operating income margin	23.9%	30.8%	(6.9)	pt
Adjusted operating income (non-GAAP measure)	3,450	3,510	(2)%
Adjusted operating income margin (non-GAAP measure)	29.2%	35.4%	(6.2)	pt
GAAP diluted earnings per share attributable to Thermo Fisher Scientific Inc.	5.61	5.88	(5)%
Adjusted earnings per share (non-GAAP measure)	7.25	7.21	1%

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Overview (continued)
Organic Revenue Growth

Three months ended
April 2, 2022
Revenue growth	19%
Impact of acquisitions	18%
Impact of currency translation	(2)%
Organic revenue growth* (non-GAAP measure)	3%
*    Results may not sum due to rounding
Since 2020, the Life Sciences Solutions and Specialty Diagnostics segments as well as the laboratory products business have supported COVID-19 diagnostic testing, scaling and evolving their molecular diagnostics solutions and plastic consumables businesses to respond to the ongoing COVID-19 pandemic. The biosciences and bioproduction businesses have expanded their capacity to meet the needs of pharma and biotech customers as they have expanded their own production volumes to meet global vaccine manufacturing requirements. Additionally, our pharma services business has provided our pharma and biotech customers with the services they needed to develop and produce vaccines and therapies globally. While these positive impacts are expected to continue through 2022, the duration and extent of future revenues from such sales are uncertain and dependent primarily on customer testing as well as therapy and vaccine demand. Sales of products related to COVID-19 testing were $1.68 billion and $2.45 billion in the first quarter of 2022 and 2021, respectively.
During the first quarter of 2022 demand from biotech and pharma customers was very strong, driven by our unique value proposition and trusted partner status. We saw growth in the academic and government market due to a positive funding environment. The industrial and applied market was particularly strong, led by robust demand from semiconductor and materials sciences customers. The diagnostics and healthcare market declined due to decreased demand for COVID-19 testing products. During the first quarter of 2022, sales growth was strong in the Asia Pacific region, particularly China, modest in North America, and flat in Europe. The company continues to execute its proven growth strategy which consists of three pillars:
•A commitment to high-impact innovation,
•Scale in high-growth and emerging markets, and
•A unique value proposition to our customers.
GAAP operating income margin and adjusted operating income margin decreased in the first quarter of 2022 due primarily to the expected impact of incorporating recent acquisitions, lower COVID-19 testing volumes, and strategic growth investments. This was partially offset by strong pricing realization and productivity improvements to address inflation. GAAP operating income margin was also impacted by higher amortization expense as a result of 2021 acquisitions.
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
Overview (continued)
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
Results of Operations
The company’s management evaluates segment operating performance using operating income before certain charges/credits as defined in Note 4 to the Consolidated Financial Statements of the company’s Annual Report on Form 10-K for 2021. Accordingly, the following segment data are reported on this basis.

	Three months ended
	April 2,	April 3,
(Dollars in millions)	2022	2021
Revenues
Life Sciences Solutions	$4,231	$4,203
Analytical Instruments	1,518	1,387
Specialty Diagnostics	1,482	1,615
Laboratory Products and Biopharma Services	5,442	3,597
Eliminations	(855)	(896)
Consolidated revenues	$11,818	$9,906

Life Sciences Solutions

	Three months ended					Organic* (non-GAAP measure)
(Dollars in millions)	April 2, 2022	April 3, 2021	Total Change	Currency Translation	Acquisitions/ Divestitures
Revenues	$4,231	$4,203	1%	(2)%	3%	(1)%
Segment income	2,176	2,279	(5)%
Segment income margin	51.4%	54.2%	-2.8 pt
*    Results may not sum due to rounding
The decrease in organic revenues in the first quarter of 2022 was primarily due to lower revenue in the genetic sciences business, driven by lower demand for testing to diagnose COVID-19, largely offset by strong growth in bioproduction and biosciences products. The decrease in segment income margin resulted primarily from sales mix and strategic growth investments, offset in part by productivity improvements.
Analytical Instruments

	Three months ended					Organic* (non-GAAP measure)
(Dollars in millions)	April 2, 2022	April 3, 2021	Total Change	Currency Translation	Acquisitions/ Divestitures
Revenues	$1,518	$1,387	9%	(2)%	—%	12%
Segment income	301	272	10%
Segment income margin	19.8%	19.6%	0.2 pt
*    Results may not sum due to rounding

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)
The increase in organic revenues in the first quarter of 2022 was due to increased demand across all of the segment’s primary businesses, with particular strength in electron microscopy instruments and, to a lesser extent, chromatography and mass spectrometry. The increase in segment income margin resulted primarily from profit on higher sales and, to a lesser extent, sales mix, offset by strategic growth investments.
Specialty Diagnostics

	Three months ended					Organic* (non-GAAP measure)
(Dollars in millions)	April 2, 2022	April 3, 2021	Total Change	Currency Translation	Acquisitions/ Divestitures
Revenues	$1,482	$1,615	(8)%	(1)%	—%	(7)%
Segment income	353	428	(17)%
Segment income margin	23.9%	26.5%	-2.6 pt
*    Results may not sum due to rounding
The decrease in organic revenues in the first quarter of 2022 was due to decreased demand, primarily driven by products addressing treatment of COVID-19, partially offset by growth in the healthcare markets channel, transplant diagnostics and clinical diagnostics businesses. The decrease in segment income margin was primarily due to sales mix and, to a lesser extent, strategic growth investments, partially offset by productivity improvements.
Laboratory Products and Biopharma Services

	Three months ended					Organic* (non-GAAP measure)
(Dollars in millions)	April 2, 2022	April 3, 2021	Total Change	Currency Translation	Acquisitions/ Divestitures
Revenues	$5,442	$3,597	51%	(2)%	47%	6%
Segment income	620	531	17%
Segment income margin	11.4%	14.8%	-3.4 pt
*    Results may not sum due to rounding
The increase in organic revenues in the first quarter of 2022 was primarily due to higher sales in the research and safety market channel and, to a lesser extent, laboratory product business. The acquisition of PPD, the company’s clinical research business, contributed $1.66 billion of revenue during the first quarter. The decrease in segment income margin was primarily due to strategic growth investments and sales mix, partially offset by profit on higher sales.
Non-operating Items

	Three months ended
	April 2,	April 3,
(Dollars in millions)	2022	2021
Net interest expense	$118	$113
GAAP other income/(expense)	(163)	(183)
Adjusted other income/(expense) (non-GAAP measure)	4	14
GAAP tax rate	11.9%	15.1%
Adjusted tax rate (non-GAAP measure)	14.1%	16.0%
Net interest expense (interest expense less interest income) increased due primarily to the increase in debt to finance the acquisition of PPD and for general corporate purposes, offset in part by lower average interest rates. See additional discussion under the caption “Liquidity and Capital Resources” below.
GAAP other income/(expense) and adjusted other income/(expense) includes currency transaction gains, losses on non-operating monetary assets and liabilities, and net periodic pension benefit cost/income, excluding the service cost component. GAAP other income/(expense) in 2022 also includes $141 million of net losses on investments and $26 million of losses on the early extinguishment of debt (Note 7). GAAP other income/(expense) in 2021 also includes $197 million of losses on the early extinguishment of debt.
The company’s GAAP and adjusted tax rates decreased in 2022 compared to 2021 primarily due to the benefits of our tax planning initiatives, including the release of the valuation allowance in a jurisdiction where the deferred tax assets are now expected to be realized. The company’s GAAP tax rate was also impacted by changes in tax rates and higher amortization expense as a result of 2021 acquisitions.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)
The effective tax rates in both 2022 and 2021 were also affected by relatively significant earnings in lower tax jurisdictions. Due primarily to the non-deductibility of intangible asset amortization for tax purposes, the company’s cash payments for income taxes are higher than its income tax expense for financial reporting purposes and are expected to total approximately $1.35 billion in 2022.
The company expects its GAAP effective tax rate in 2022 will be between 10% and 12% based on currently forecasted rates of profitability in the countries in which the company conducts business and expected generation of foreign tax credits. The effective tax rate can vary significantly from period to period as a result of discrete income tax factors and events. The company expects its adjusted tax rate will be between 13% and 13.5% in 2022.
The company has operations and a taxable presence in approximately 70 countries outside the U.S. Some of these countries have lower tax rates than the U.S. The company’s ability to obtain a benefit from lower tax rates outside the U.S. is dependent on its relative levels of income in countries outside the U.S. and on the statutory tax rates in those countries. Based on the dispersion of the company’s non-U.S. income tax provision among many countries, the company believes that a change in the statutory tax rate in any individual country is not likely to materially affect the company’s income tax provision or net income, aside from any resulting one-time adjustment to the company’s deferred tax balances to reflect a new rate.
Liquidity and Capital Resources
The company’s proven growth strategy has enabled it to generate free cash flow as well as access the capital markets. The company deploys its capital primarily via mergers and acquisitions and secondarily via share buybacks and dividends.

	April 2,	December 31,
(In millions)	2022	2021
Cash and cash equivalents	$2,752	$4,477
Total debt	33,255	34,870
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
As of April 2, 2022, the company’s short-term debt totaled $1.87 billion. The company has a revolving credit facility with a bank group that provides up to $5.00 billion of unsecured multi-currency revolving credit (Note 7). If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of April 2, 2022, no borrowings were outstanding under the company’s revolving credit facility, although available capacity was reduced by approximately $4 million as a result of outstanding letters of credit.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Liquidity and Capital Resources (continued)

	Three months ended
	April 2,	April 3,
(In millions)	2022	2021
Net cash provided by operating activities	$2,202	$1,978
Net cash used in investing activities	(670)	(1,998)
Net cash used in financing activities	(3,145)	(4,850)
Free cash flow (non-GAAP measure)	1,564	1,355
Operating Activities
During the first three months of 2022, cash provided by income was offset in part by investments in working capital. An increase in inventories used cash of $499 million, primarily to support growth in sales. Changes in other assets and other liabilities used cash of $358 million primarily due to the timing of payments for compensation. Cash payments for income taxes were $303 million during the first three months of 2022.
During the first three months of 2021, cash provided by income was offset in part by investments in working capital. A decrease in accounts receivable provided $149 million of cash. An increase in inventories used cash of $352 million, primarily to support growth in sales. Changes in other assets and other liabilities used cash of $1.20 billion primarily due to the timing of payments for compensation. Cash payments for income taxes were $542 million during the first three months of 2021.
Investing Activities
During the first three months of 2022, acquisitions used cash of $40 million. The company’s investing activities also included the purchase of $640 million of property, plant and equipment for capacity and capability investments.
During the first three months of 2021, acquisitions used cash of $1.34 billion. The company’s investing activities also included the purchase of $628 million of property, plant and equipment for capacity and capability investments.
Financing Activities
During the first three months of 2022, repayment of senior notes and net commercial paper activity used cash of $375 million and $633 million, respectively. The company’s financing activities also included the repurchase of $2.00 billion of the company’s common stock (3.3 million shares) and the payment of $103 million in cash dividends. On September 23, 2021, the Board of Directors authorized the repurchase of up to $3.00 billion of the company’s common stock. At May 6, 2022, authorization remained for $1.00 billion of future repurchases of the company’s common stock.
During the first three months of 2021 repayment of senior notes used cash of $2.80 billion. The company’s financing activities also included the repurchase of $2.00 billion of the company’s common stock (4.1 million shares) and the payment of $87 million in cash dividends.
The company’s commitments for purchases of property, plant and equipment, contractual obligations and other commercial commitments did not change materially between December 31, 2021 and April 2, 2022. The company expects that for all of 2022, expenditures for property, plant and equipment, net of disposals, will be between $2.5 and $2.7 billion.
Non-GAAP Measures
In addition to the financial measures prepared in accordance with generally accepted accounting principles (GAAP), we use certain non-GAAP financial measures such as organic revenue growth, which is reported revenue growth, excluding the impacts of revenues from acquired/divested businesses and the effects of currency translation. We report organic revenue growth because Thermo Fisher management believes that in order to understand the company’s short-term and long-term financial trends, investors may wish to consider the impact of acquisitions/divestitures and foreign currency translation on revenues. Thermo Fisher management uses organic revenue growth to forecast and evaluate the operational performance of the company as well as to compare revenues of current periods to prior periods.
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
•Equity in earnings/losses of unconsolidated entities; impairments of long-lived assets; and certain other gains and losses that are either isolated or cannot be expected to occur again with any predictability, including gains/losses on investments, the sale of businesses, product lines, and real estate, significant litigation-related matters, curtailments/settlements of pension plans, and the early retirement of debt. We exclude these items because they are outside of our normal operations and/or, in certain cases, are difficult to forecast accurately for future periods.
•The expense associated with the amortization of acquisition-related intangible assets because a significant portion of the purchase price for acquisitions may be allocated to intangible assets that have lives of up to 20 years. Exclusion of the amortization expense allows comparisons of operating results that are consistent over time for both our newly acquired and long-held businesses and with both acquisitive and non-acquisitive peer companies.
•The tax impacts of the above items and the impact of significant tax audits or events (such as changes in deferred taxes from enacted tax rate changes), the latter of which we exclude because they are outside of our normal operations and difficult to forecast accurately for future periods.
We report free cash flow, which is operating cash flow excluding net capital expenditures, to provide a view of the continuing operations’ ability to generate cash for use in acquisitions and other investing and financing activities. The company also uses this measure as an indication of the strength of the company. Free cash flow is not a measure of cash available for discretionary expenditures since we have certain non-discretionary obligations such as debt service that are not deducted from the measure.
The non-GAAP financial measures of Thermo Fisher Scientific’s results of operations and cash flows included in this Form 10-Q are not meant to be considered superior to or a substitute for Thermo Fisher Scientific’s results of operations prepared in accordance with GAAP. Reconciliations of such non-GAAP financial measures to the most directly comparable GAAP financial measures are set forth within the “Overview” and “Results of Operations” sections and below.

	Three months ended
	April 2,	April 3,
(Dollars in millions except per share amounts)	2022	2021
Reconciliation of adjusted operating income
GAAP operating income	$2,821	$3,049
Cost of revenues adjustments (a)	11	8
Selling, general and administrative expenses adjustments (b)	7	16
Restructuring and other costs (c)	2	14
Amortization of acquisition-related intangible assets	609	423
Adjusted operating income (non-GAAP measure)	$3,450	$3,510

Reconciliation of adjusted operating income margin
GAAP operating income margin	23.9%	30.8%
Cost of revenues adjustments (a)	0.1%	0.1%
Selling, general and administrative expenses adjustments (b)	0.0%	0.1%
Restructuring and other costs (c)	0.0%	0.1%
Amortization of acquisition-related intangible assets	5.2%	4.3%
Adjusted operating income margin (non-GAAP measure)	29.2%	35.4%

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Non-GAAP Measures (continued)

	Three months ended
	April 2,	April 3,
(Dollars in millions except per share amounts)	2022	2021
Reconciliation of adjusted other income/(expense)
GAAP other income/(expense)	$(163)	$(183)
Adjustments (d)	167	197
Adjusted other income/(expense) (non-GAAP measure)	$4	$14

Reconciliation of adjusted tax rate
GAAP tax rate	11.9%	15.1%
Adjustments (e)	2.2%	0.9%
Adjusted tax rate (non-GAAP measure)	14.1%	16.0%

Reconciliation of adjusted earnings per share
GAAP diluted earnings per share (EPS) attributable to Thermo Fisher Scientific Inc.	$5.61	$5.88
Cost of revenues adjustments (a)	0.03	0.02
Selling, general and administrative expenses adjustments (b)	0.02	0.04
Restructuring and other costs (c)	0.01	0.04
Amortization of acquisition-related intangible assets	1.54	1.06
Other income/expense adjustments (d)	0.42	0.50
Provision for income taxes adjustments (e)	(0.43)	(0.33)
Equity in earnings/losses of unconsolidated entities	0.05	—
Adjusted EPS (non-GAAP measure)	$7.25	$7.21

Reconciliation of free cash flow
GAAP net cash provided by operating activities	$2,202	$1,978
Purchases of property, plant and equipment	(640)	(628)
Proceeds from sale of property, plant and equipment	2	5
Free cash flow (non-GAAP measure)	$1,564	$1,355

(a) Adjusted results in 2022 and 2021 exclude charges for the sale of inventories revalued at the date of acquisition.
(b) Adjusted results in 2022 and 2021 exclude certain third-party expenses, principally transaction/integration costs related to recent acquisitions and charges/credits for changes in estimates of contingent acquisition consideration.

(c) Adjusted results in 2022 and 2021 exclude restructuring and other costs consisting principally of severance, abandoned facility and other expenses of headcount reductions within several businesses and real estate consolidations. Adjusted results in 2021 also exclude $13 million of charges for compensation due to employees at recently acquired businesses at the date of acquisition.

(d) Adjusted results in 2022 and 2021 exclude net gains/losses on investments and losses on the early extinguishment of debt.
(e) Adjusted provision for income taxes in 2022 and 2021 excludes incremental tax impacts for the pre-tax reconciling items and incremental tax impacts as a result of tax rate changes.
Critical Accounting Policies and Estimates
Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements of the company’s Annual Report on Form 10-K for 2021 describe the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no significant changes in the company’s critical accounting policies during the first three months of 2022.
Recent Accounting Pronouncements
A description of recently issued accounting standards is included under the heading “Recent Accounting Pronouncements” in Note 1.

THERMO FISHER SCIENTIFIC INC.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The company’s exposure to market risk from changes in interest rates and currency exchange rates has not changed materially from its exposure discussed in the company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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
Changes in Internal Control over Financial Reporting
There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended April 2, 2022, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

THERMO FISHER SCIENTIFIC INC.
PART II    OTHER INFORMATION
Item 1.    Legal Proceedings
There are various lawsuits and claims against the company involving product liability, intellectual property, employment and commercial issues. See “Note 8 to our Condensed Consolidated Financial Statements – Commitments and Contingencies.”

Item 1A.    Risk Factors
The risks that we believe are material to our investors are discussed in the company’s Annual Report on Form 10-K for the year ended December 31, 2021 under the caption “Risk Factors,” which is on file with the SEC.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
A summary of the share repurchase activity for the company’s first quarter of 2022 follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum dollar amount of shares that may yet be purchased under the plans or programs (1) (in millions)
Fiscal January (Jan. 1 - Feb. 5)	3,278,186	$610.09	3,278,186	$1,000
Fiscal February (Feb. 6 - Mar. 5)	—	$—	—	1,000
Fiscal March (Mar. 6 - Apr. 2)	—	$—	—	1,000
Total first quarter	3,278,186	$610.09	3,278,186	$1,000
(1)    On September 23, 2021, the Board of Directors authorized the repurchase of up to $3.00 billion of the company’s common stock. All of the shares of common stock repurchased by the company during the first quarter of 2022 were purchased under this program.

Item 5.    Other Information
Disclosure Pursuant to Section 13(r) of the Exchange Act
In March 2021, the Russian Federal Security Service (the FSB) was designated as a blocked party under Executive Order 13382. During the quarter ended April 2, 2022, one of our Russian affiliates responded to an official inquiry from FSB regarding the manufacture of a certain instrument registered as a medical device in Russia. This interaction did not result in any revenue or otherwise contribute to our net income for the quarter and all such dealings were legal and authorized by General License 1B issued by the U.S. Department of the Treasury’s Office of Foreign Assets Control. We expect our Russian affiliate to respond to similar regulatory inquiries in the future, as necessary and to the extent permitted by applicable U.S. sanctions laws and regulations.

THERMO FISHER SCIENTIFIC INC.
Item 6.    Exhibits

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

Date:	May 6, 2022	THERMO FISHER SCIENTIFIC INC.

/s/ Stephen Williamson
Stephen Williamson
Senior Vice President and Chief Financial Officer

/s/ Joseph R. Holmes
Joseph R. Holmes
Vice President and Chief Accounting Officer