Form 10-Q
period 2022-07-02
THERMO FISHER SCIENTIFIC INC.
filed 2022-08-05
CIK 97745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended July 2, 2022 or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒                                              Accelerated filer ☐                                       Non-accelerated filer ☐
Smaller reporting company ☐                                      Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of July 2, 2022, the Registrant had 391,788,962 shares of Common Stock outstanding.

THERMO FISHER SCIENTIFIC INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JULY 2, 2022

THERMO FISHER SCIENTIFIC INC.
PART I    FINANCIAL INFORMATION
Item 1.    Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	July 2,	December 31,
(In millions except share and per share amounts)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$1,888	$4,477
Accounts receivable, less allowances of $177 and $150	7,745	7,977
Inventories	5,668	5,051
Contract assets, net	1,147	968
Other current assets	1,652	1,640
Total current assets	18,100	20,113
Property, plant and equipment, net	8,529	8,333
Acquisition-related intangible assets, net	18,578	20,113
Other assets	4,306	4,640
Goodwill	41,066	41,924
Total assets	$90,579	$95,123

Liabilities, redeemable noncontrolling interest and equity
Current liabilities:
Short-term obligations and current maturities of long-term obligations	$1,010	$2,537
Accounts payable	2,586	2,867
Accrued payroll and employee benefits	1,722	2,427
Contract liabilities	2,722	2,655
Other accrued expenses	2,957	2,950
Total current liabilities	10,997	13,436
Deferred income taxes	3,327	3,837
Other long-term liabilities	4,534	4,540
Long-term obligations	29,250	32,333
Redeemable noncontrolling interest	117	122
Equity:
Thermo Fisher Scientific Inc. shareholders’ equity:
Preferred stock, $100 par value, 50,000 shares authorized; none issued	—	—
Common stock, $1 par value, 1,200,000,000 shares authorized; 439,863,357 and 439,154,741 shares issued	440	439
Capital in excess of par value	16,467	16,174
Retained earnings	39,074	35,431
Treasury stock at cost, 48,074,395 and 44,720,112 shares	(10,964)	(8,922)
Accumulated other comprehensive items	(2,724)	(2,329)
Total Thermo Fisher Scientific Inc. shareholders’ equity	42,293	40,793
Noncontrolling interests	61	62
Total equity	42,354	40,855
Total liabilities, redeemable noncontrolling interest and equity	$90,579	$95,123
The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three months ended		Six months ended
	July 2,	July 3,	July 2,	July 3,
(In millions except per share amounts)	2022	2021	2022	2021
Revenues
Product revenues	$7,003	$7,214	$15,020	$15,070
Service revenues	3,967	2,059	7,768	4,109
Total revenues	10,970	9,273	22,788	19,179

Costs and operating expenses:
Cost of product revenues	3,516	3,352	7,071	6,679
Cost of service revenues	2,855	1,397	5,654	2,767
Selling, general and administrative expenses	2,209	1,899	4,486	3,725
Research and development expenses	365	343	729	663
Restructuring and other costs	24	119	26	133
Total costs and operating expenses	8,969	7,110	17,966	13,967
Operating income	2,001	2,163	4,822	5,212
Interest income	36	11	54	23
Interest expense	(148)	(122)	(284)	(247)
Other income/(expense)	28	(3)	(135)	(186)
Income before income taxes	1,917	2,049	4,457	4,802
Provision for income taxes	(198)	(219)	(499)	(635)
Equity in earnings/(losses) of unconsolidated entities	(51)	(1)	(70)	(1)
Net income	1,668	1,829	3,888	4,166
Less: net income attributable to noncontrolling interests and redeemable noncontrolling interest	4	1	9	1
Net income attributable to Thermo Fisher Scientific Inc.	$1,664	$1,828	$3,879	$4,165

Earnings per share attributable to Thermo Fisher Scientific Inc.
Basic	$4.25	$4.65	$9.90	$10.58
Diluted	$4.22	$4.61	$9.83	$10.50

Weighted average shares
Basic	392	393	392	394
Diluted	394	396	394	397

The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.
 CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Six months ended
	July 2,	July 3,	July 2,	July 3,
(In millions)	2022	2021	2022	2021
Comprehensive income
Net income	$1,668	$1,829	$3,888	$4,166
Other comprehensive items:
Currency translation adjustment:
Currency translation adjustment (net of tax provision (benefit) of $173, $(23), $262 and $95)	(386)	(71)	(416)	153
Unrealized gains and losses on hedging instruments:
Reclassification adjustment for losses included in net income (net of tax benefit of $1, $1, $1 and $5)	—	1	1	14
Pension and other postretirement benefit liability adjustments:
Pension and other postretirement benefit liability adjustments arising during the period (net of tax (provision) benefit of $(2), $0, $(3) and $(2))	6	(2)	9	4
Amortization of net loss included in net periodic pension cost (net of tax benefit of $1, $1, $2 and $2)	2	4	4	6
Total other comprehensive items	(378)	(68)	(402)	177
Comprehensive income	1,290	1,761	3,486	4,343
Less: comprehensive income/(loss) attributable to noncontrolling interests and redeemable noncontrolling interest	7	1	2	1
Comprehensive income attributable to Thermo Fisher Scientific Inc.	$1,283	$1,760	$3,484	$4,342

The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six months ended
	July 2,	July 3,
(In millions)	2022	2021
Operating activities
Net income	$3,888	$4,166
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	486	409
Amortization of acquisition-related intangible assets	1,209	872
Change in deferred income taxes	(601)	(307)
Loss on early extinguishment of debt	26	197
Stock-based compensation	155	102
Other non-cash expenses, net	291	213
Changes in assets and liabilities, excluding the effects of acquisitions	(1,724)	(1,447)
Net cash provided by operating activities	3,730	4,205

Investing activities
Acquisitions, net of cash acquired	(40)	(1,425)
Purchase of property, plant and equipment	(1,146)	(1,168)
Proceeds from sale of property, plant and equipment	14	5
Other investing activities, net	83	(36)
Net cash used in investing activities	(1,089)	(2,624)

Financing activities
Repayment of debt	(375)	(2,803)
Proceeds from issuance of commercial paper	1,032	—
Repayments of commercial paper	(3,490)	—
Purchases of company common stock	(2,000)	(2,000)
Dividends paid	(220)	(190)
Net proceeds from issuance of company common stock under employee stock plans	51	72
Other financing activities, net	(48)	(5)
Net cash used in financing activities	(5,050)	(4,926)

Exchange rate effect on cash	(177)	44
Decrease in cash, cash equivalents and restricted cash	(2,586)	(3,301)
Cash, cash equivalents and restricted cash at beginning of period	4,491	10,336
Cash, cash equivalents and restricted cash at end of period	$1,905	$7,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.
CONDENSED CONSOLIDATED STATEMENT OF REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
(Unaudited)

	Redeemable Noncontrolling Interest	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Total Thermo Fisher Scientific Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
(In millions)		Shares	Amount			Shares	Amount
		Three months ended July 2, 2022
Balance at April 2, 2022	$113	440	$440	$16,292	$37,528	48	$(10,961)	$(2,343)	$40,956	$62	$41,018
Issuance of shares under employees' and directors' stock plans	—	—	—	98	—	—	(3)	—	95	—	95
Stock-based compensation	—	—	—	77	—	—	—	—	77	—	77
Dividends declared ($0.30 per share)	—	—	—	—	(118)	—	—	—	(118)	—	(118)
Net income	4	—	—	—	1,664	—	—	—	1,664	—	1,664
Other comprehensive items	4	—	—	—	—	—	—	(381)	(381)	(1)	(382)
Contributions from (distributions to) noncontrolling interests	(4)	—	—	—	—	—	—	—	—	—	—
Balance at July 2, 2022	$117	440	$440	$16,467	$39,074	48	$(10,964)	$(2,724)	$42,293	$61	$42,354

		Three months ended July 3, 2021
Balance at April 3, 2021	$—	438	$438	$15,684	$30,350	45	$(8,852)	$(2,562)	$35,058	$10	$35,068
Issuance of shares under employees' and directors' stock plans	—	—	—	91	—	—	(4)	—	87	—	87
Stock-based compensation	—	—	—	51	—	—	—	—	51	—	51
Dividends declared ($0.26 per share)	—	—	—	—	(102)	—	—	—	(102)	—	(102)
Net income	—	—	—	—	1,828	—	—	—	1,828	1	1,829
Other comprehensive items	—	—	—	—	—	—	—	(68)	(68)	—	(68)
Contributions from (distributions to) noncontrolling interests	—	—	—	—	—	—	—	—	—	36	36
Balance at July 3, 2021	$—	438	$438	$15,826	$32,076	45	$(8,856)	$(2,630)	$36,854	$47	$36,901

The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.
CONDENSED CONSOLIDATED STATEMENT OF REDEEMABLE NONCONTROLLING INTEREST AND EQUITY (Continued)
(Unaudited)

	Redeemable Noncontrolling Interest	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Total Thermo Fisher Scientific Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
(In millions)		Shares	Amount			Shares	Amount
		Six months ended July 2, 2022
Balance at December 31, 2021	$122	439	$439	$16,174	$35,431	45	$(8,922)	$(2,329)	$40,793	$62	$40,855
Issuance of shares under employees' and directors' stock plans	—	1	1	138	—	—	(42)	—	97	—	97
Stock-based compensation	—	—	—	155	—	—	—	—	155	—	155
Purchases of company common stock	—	—	—	—	—	3	(2,000)	—	(2,000)	—	(2,000)
Dividends declared ($0.60 per share)	—	—	—	—	(236)	—	—	—	(236)	—	(236)
Net income	9	—	—	—	3,879	—	—	—	3,879	—	3,879
Other comprehensive items	(7)	—	—	—	—	—	—	(395)	(395)	—	(395)
Contributions from (distributions to) noncontrolling interests	(7)	—	—	—	—	—	—	—	—	(1)	(1)
Balance at July 2, 2022	$117	440	$440	$16,467	$39,074	48	$(10,964)	$(2,724)	$42,293	$61	$42,354

		Six months ended July 3, 2021
Balance at December 31, 2020	$—	437	$437	$15,579	$28,116	40	$(6,818)	$(2,807)	$34,507	$10	$34,517
Issuance of shares under employees' and directors' stock plans	—	1	1	145	—	1	(38)	—	108	—	108
Stock-based compensation	—	—	—	102	—	—	—	—	102	—	102
Purchases of company common stock	—	—	—	—	—	4	(2,000)	—	(2,000)	—	(2,000)
Dividends declared ($0.52 per share)	—	—	—	—	(205)	—	—	—	(205)	—	(205)
Net income	—	—	—	—	4,165	—	—	—	4,165	1	4,166
Other comprehensive items	—	—	—	—	—	—	—	177	177	—	177
Contributions from (distributions to) noncontrolling interests	—	—	—	—	—	—	—	—	—	36	36
Balance at July 3, 2021	$—	438	$438	$15,826	$32,076	45	$(8,856)	$(2,630)	$36,854	$47	$36,901

The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.    Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations
Thermo Fisher Scientific Inc. (the company or Thermo Fisher) enables customers to make the world healthier, cleaner and safer by helping them accelerate life sciences research, solve complex analytical challenges, increase laboratory productivity, and improve patient health through diagnostics and the development and manufacture of life-changing therapies. Markets served include pharmaceutical and biotech, academic and government, industrial and applied, as well as healthcare and diagnostics.
Interim Financial Statements
The interim condensed consolidated financial statements presented herein have been prepared by the company, are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at July 2, 2022, the results of operations for the three- and six-month periods ended July 2, 2022 and July 3, 2021, and the cash flows for the six-month periods ended July 2, 2022 and July 3, 2021. Interim results are not necessarily indicative of results for a full year.
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
Note 1 to the consolidated financial statements for 2021 describes the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no material changes in the company’s significant accounting policies during the six months ended July 2, 2022.
Inventories
The components of inventories are as follows:

	July 2,	December 31,
(In millions)	2022	2021
Raw materials	$2,335	$1,922
Work in process	699	676
Finished goods	2,634	2,453
Inventories	$5,668	$5,051
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
Recent Accounting Pronouncements
In November 2021, the FASB issued new guidance to require entities to disclose information about certain types of government assistance they receive, including cash grants and tax credits. Among other things, the new guidance requires expanded disclosure regarding the qualitative and quantitative characteristics of the nature, amount, timing, and significant terms and conditions of transactions with a government arising from a grant or other forms of assistance accounted for under a contribution model. The company will adopt this guidance in the fourth quarter of 2022 using a prospective method. The adoption of this guidance is not expected to have a material impact on the company’s disclosures; however, the impact in future periods will be dependent on the extent of transactions of this nature entered into by the company.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 2.    Acquisitions
The company’s acquisitions have historically been made at prices above the determined fair value of the acquired identifiable net assets, resulting in goodwill, primarily due to expectations of the synergies that will be realized by combining the businesses and the benefits that will be gained from the assembled workforces. These synergies include the elimination of redundant facilities, functions and staffing; use of the company’s existing commercial infrastructure to expand sales of the acquired businesses’ products and services; and use of the commercial infrastructure of the acquired businesses to cost-effectively expand sales of company products and services.
Acquisitions have been accounted for using the acquisition method of accounting, and the acquired companies’ results have been included in the accompanying financial statements from their respective dates of acquisition.
2022
In 2022, the company acquired, within the Analytical Instruments segment, a U.S.-based developer of Fourier-transform infrared gas analysis technologies.
2021
The preliminary allocations of the purchase price for the acquisitions of the Lengnau biologics manufacturing facility, PPD, Inc. and PeproTech, Inc. were based on estimates of the fair values of the net assets acquired and are subject to adjustment upon finalization, largely with respect to acquired intangible assets, lease assets and liabilities, and the related deferred taxes. Measurements of these items inherently require significant estimates and assumptions. During the first six months of 2022, the company adjusted the preliminary allocations of PPD and PeproTech, which among others increased goodwill ($95 million) and other liabilities assumed ($22 million), and decreased definite-lived intangible assets ($43 million), other current assets ($34 million), contract liabilities ($29 million), equity method investments ($23 million), and the fair value of assumed contingent consideration ($18 million). The adjustment to amortization expense recorded during the first six months of 2022 was not material.

Note 3.    Revenues and Contract-related Balances
Disaggregated Revenues
Revenues by type are as follows:

	Three months ended		Six months ended
	July 2,	July 3,	July 2,	July 3,
(In millions)	2022	2021	2022	2021
Revenues
Consumables	$4,993	$5,372	$11,103	$11,336
Instruments	2,010	1,842	3,917	3,734
Services	3,967	2,059	7,768	4,109
Consolidated revenues	$10,970	$9,273	$22,788	$19,179
Revenues by geographic region based on customer location are as follows:

	Three months ended		Six months ended
	July 2,	July 3,	July 2,	July 3,
(In millions)	2022	2021	2022	2021
Revenues
North America	$6,032	$4,529	$12,355	$9,630
Europe	2,551	2,695	5,601	5,480
Asia-Pacific	2,042	1,749	4,106	3,458
Other regions	345	300	726	611
Consolidated revenues	$10,970	$9,273	$22,788	$19,179
Each reportable segment earns revenues from consumables, instruments and services in North America, Europe, Asia-Pacific and other regions. See Note 4 for revenues by reportable segment and other geographic data.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Remaining Performance Obligations
The aggregate amount of the transaction price allocated to the remaining performance obligations for all open customer contracts as of July 2, 2022 was $27.70 billion. The company will recognize revenues for these performance obligations as they are satisfied, approximately 58% of which is expected to occur within the next twelve months. Amounts expected to occur thereafter generally relate to contract manufacturing, clinical research and extended warranty service agreements, which typically have durations of three to five years.
Contract-related Balances
Noncurrent contract assets are included within other assets in the accompanying balance sheet. Noncurrent contract liabilities are included within other long-term liabilities in the accompanying balance sheet. Contract asset and liability balances are as follows:

	July 2,	December 31,
(In millions)	2022	2021
Current contract assets, net	$1,147	$968
Noncurrent contract assets, net	10	9
Current contract liabilities	2,722	2,655
Noncurrent contract liabilities	1,237	1,238
In the three and six months ended July 2, 2022, the company recognized revenues of $0.71 billion and $1.99 billion, respectively, that were included in the contract liabilities balance at December 31, 2021. In the three and six months ended July 3, 2021, the company recognized revenues of $0.37 billion and $0.93 billion, respectively, that were included in the contract liabilities balance at December 31, 2020.

Note 4.    Business Segment and Geographical Information
Business Segment Information

	Three months ended		Six months ended
	July 2,	July 3,	July 2,	July 3,
(In millions)	2022	2021	2022	2021
Revenues
Life Sciences Solutions	$3,292	$3,557	$7,523	$7,760
Analytical Instruments	1,607	1,481	3,125	2,868
Specialty Diagnostics	1,101	1,235	2,583	2,850
Laboratory Products and Biopharma Services	5,537	3,583	10,979	7,180
Eliminations	(567)	(583)	(1,422)	(1,479)
Consolidated revenues	10,970	9,273	22,788	19,179

Segment Income
Life Sciences Solutions	1,327	1,718	3,503	3,997
Analytical Instruments	344	280	645	552
Specialty Diagnostics	243	245	596	673
Laboratory Products and Biopharma Services	691	446	1,311	977
Subtotal reportable segments	2,605	2,689	6,055	6,199
Cost of revenues adjustments	(8)	—	(19)	(8)
Selling, general and administrative expenses adjustments	28	42	21	26
Restructuring and other costs	(24)	(119)	(26)	(133)
Amortization of acquisition-related intangible assets	(600)	(449)	(1,209)	(872)
Consolidated operating income	2,001	2,163	4,822	5,212
Interest income	36	11	54	23
Interest expense	(148)	(122)	(284)	(247)
Other income/(expense)	28	(3)	(135)	(186)
Income before income taxes	$1,917	$2,049	$4,457	$4,802

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
Geographical Information
Revenues by country based on customer location are as follows:

	Three months ended		Six months ended
	July 2,	July 3,	July 2,	July 3,
(In millions)	2022	2021	2022	2021
Revenues
United States	$5,846	$4,355	$11,943	$9,247
China	1,001	794	1,911	1,569
Other	4,123	4,124	8,934	8,363
Consolidated revenues	$10,970	$9,273	$22,788	$19,179

Note 5.    Income Taxes
The provision for income taxes in the accompanying statement of income differs from the provision calculated by applying the statutory federal income tax rate to income before provision for income taxes due to the following:

	Six months ended
	July 2,	July 3,
(In millions)	2022	2021
Statutory federal income tax rate	21%	21%
Provision for income taxes at statutory rate	$936	$1,008
Increases (decreases) resulting from:
Foreign rate differential	(138)	(73)
Income tax credits	(117)	(173)
Global intangible low-taxed income	46	50
Foreign-derived intangible income	(71)	(89)
Excess tax benefits from stock options and restricted stock units	(31)	(47)
Intra-entity transfers	(18)	(162)
Valuation allowances	(175)	29
Withholding taxes	33	28
State income taxes, net of federal tax	67	78
Other, net	(33)	(14)
Provision for income taxes	$499	$635
The company has operations and a taxable presence in approximately 70 countries outside the U.S. The company's effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate.
Unrecognized Tax Benefits
As of July 2, 2022 the company had $1.10 billion of unrecognized tax benefits substantially all of which, if recognized, would reduce the effective tax rate. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(In millions)	2022
Balance at beginning of year	$1,124
Additions for tax positions of current year	13
Closure of tax years	(2)
Settlements	(32)
Balance at end of period	$1,103

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 6.    Earnings per Share

	Three months ended		Six months ended
	July 2,	July 3,	July 2,	July 3,
(In millions except per share amounts)	2022	2021	2022	2021
Net income attributable to Thermo Fisher Scientific Inc.	$1,664	$1,828	$3,879	$4,165

Basic weighted average shares	392	393	392	394
Plus effect of: stock options and restricted stock units	2	3	2	3
Diluted weighted average shares	394	396	394	397

Basic earnings per share	$4.25	$4.65	$9.90	$10.58
Diluted earnings per share	$4.22	$4.61	$9.83	$10.50

Antidilutive stock options excluded from diluted weighted average shares	2	1	2	1

Note 7.    Debt and Other Financing Arrangements

	Effective interest rate at July 2,	July 2,	December 31,
(Dollars in millions)	2022	2022	2021
Commercial Paper		$—	$2,522
Floating Rate (SOFR + 0.35%) 1.5-Year Senior Notes, Due 4/18/2023		1,000	1,000
Floating Rate (SOFR + 0.39%) 2-Year Senior Notes, Due 10/18/2023		500	500
0.797% 2-Year Senior Notes, Due 10/18/2023	1.04%	1,350	1,350
Floating Rate (EURIBOR + 0.20%) 2-Year Senior Notes Due 11/18/2023 (euro-denominated)	0.00%	1,770	1,933
0.000% 2-Year Senior Notes Due 11/18/2023 (euro-denominated)	0.06%	573	625
0.75% 8-Year Senior Notes, Due 9/12/2024 (euro-denominated)	0.93%	1,041	1,137
1.215% 3-Year Senior Notes, Due 10/18/2024	1.42%	2,500	2,500
Floating Rate (SOFR + 0.53%) 3-Year Senior Notes, Due 10/18/2024		500	500
0.125% 5.5-Year Senior Notes, Due 3/1/2025 (euro-denominated)	0.40%	833	910
2.00% 10-Year Senior Notes, Due 4/15/2025 (euro-denominated)	2.09%	666	728
0.000% 4-Year Senior Notes, Due 11/18/2025 (euro-denominated)	0.15%	573	625
3.65% 10-Year Senior Notes, Due 12/15/2025		—	350
1.40% 8.5-Year Senior Notes, Due 1/23/2026 (euro-denominated)	1.52%	729	796
1.45% 10-Year Senior Notes, Due 3/16/2027 (euro-denominated)	1.65%	521	568
1.75% 7-Year Senior Notes, Due 4/15/2027 (euro-denominated)	1.96%	625	682
0.50% 8.5-Year Senior Notes, Due 3/1/2028 (euro-denominated)	0.76%	833	910
1.375% 12-Year Senior Notes, Due 9/12/2028 (euro-denominated)	1.46%	625	682
1.750% 7-Year Senior Notes, Due 10/15/2028	1.89%	700	700
1.95% 12-Year Senior Notes, Due 7/24/2029 (euro-denominated)	2.07%	729	796
2.60% 10-Year Senior Notes, Due 10/1/2029	2.74%	900	900
0.80% 9-Year Senior Notes, Due 10/18/2030 (euro-denominated)	0.88%	1,822	1,990
0.875% 12-Year Senior Notes, Due 10/1/2031 (euro-denominated)	1.13%	937	1,023
2.00% 10-Year Senior Notes, Due 10/15/2031	2.23%	1,200	1,200
2.375% 12-Year Senior Notes, Due 4/15/2032 (euro-denominated)	2.54%	625	682
1.125% 12-Year Senior Notes, Due 10/18/2033 (euro-denominated)	1.20%	1,562	1,706
2.875% 20-Year Senior Notes, Due 7/24/2037 (euro-denominated)	2.94%	729	796
1.50% 20-Year Senior Notes, Due 10/1/2039 (euro-denominated)	1.73%	937	1,023
2.80% 20-Year Senior Notes, Due 10/15/2041	2.90%	1,200	1,200

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Effective interest rate at July 2,	July 2,	December 31,
(Dollars in millions)	2022	2022	2021
1.625% 20-Year Senior Notes, Due 10/18/2041 (euro-denominated)	1.76%	1,302	1,421
5.30% 30-Year Senior Notes, Due 2/1/2044	5.37%	400	400
4.10% 30-Year Senior Notes, Due 8/15/2047	4.23%	750	750
1.875% 30-Year Senior Notes, Due 10/1/2049 (euro-denominated)	1.98%	1,041	1,137
2.00% 30-Year Senior Notes, Due 10/18/2051 (euro-denominated)	2.06%	781	853
Other		74	76
Total borrowings at par value		30,328	34,971
Unamortized discount		(107)	(117)
Unamortized debt issuance costs		(161)	(184)
Total borrowings at carrying value		30,060	34,670
Finance lease liabilities		200	200
Less: Short-term obligations and current maturities		1,010	2,537
Long-term obligations		$29,250	$32,333
SOFR - Secured Overnight Financing Rate
EURIBOR - Euro Interbank Offered Rate
The effective interest rates for the fixed-rate debt include the stated interest on the notes, the accretion of any discounts/premiums and the amortization of any debt issuance costs.
See Note 10 for fair value information pertaining to the company’s long-term borrowings.
Credit Facilities
The company has a revolving credit facility (the Facility) with a bank group that provides for up to $5.00 billion of unsecured multi-currency revolving credit. The Facility expires on January 7, 2027. The revolving credit agreement calls for interest at either a Term SOFR, a EURIBOR-based rate (for funds drawn in euro) or a rate based on the prime lending rate of the agent bank, at the company’s option. The agreement contains affirmative, negative and financial covenants, and events of default customary for facilities of this type. The covenants in the Facility include a Consolidated Net Interest Coverage Ratio (Consolidated EBITDA to Consolidated Net Interest Expense), as such terms are defined in the Facility. Specifically, the company has agreed that, so long as any lender has any commitment under the Facility, any letter of credit is outstanding under the Facility, or any loan or other obligation is outstanding under the Facility, it will maintain a minimum Consolidated Interest Coverage Ratio of 3.5:1.0 as of the last day of any fiscal quarter. As of July 2, 2022, no borrowings were outstanding under the Facility, although available capacity was reduced by immaterial outstanding letters of credit.
Commercial Paper Programs
The company has commercial paper programs pursuant to which it may issue and sell unsecured, short-term promissory notes (CP Notes). Under the U.S. program, a) maturities may not exceed 397 days from the date of issue and b) the CP Notes are issued on a private placement basis under customary terms in the commercial paper market and are not redeemable prior to maturity nor subject to voluntary prepayment. Under the euro program, maturities may not exceed 183 days and may be denominated in euro, U.S. dollars, Japanese yen, British pounds sterling, Swiss franc, Canadian dollars or other currencies. Under both programs, the CP Notes are issued at a discount from par (or premium to par, in the case of negative interest rates), or, alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. As of July 2, 2022, there were no outstanding borrowings under these programs.
Senior Notes
Interest is payable quarterly on the floating rate senior notes, annually on the euro-denominated fixed rate senior notes and semi-annually on all other senior notes. Each of the fixed rate senior notes may be redeemed at a redemption price of 100% of the principal amount plus a specified make-whole premium and accrued interest. Except for the euro-denominated floating rate senior notes, which may not be redeemed early, the floating rate senior notes may be redeemed in whole or in part on or after their applicable call dates at a redemption price of 100% of the principal amount plus accrued interest. The company is subject to certain affirmative and negative covenants under the indentures governing the senior notes, the most restrictive of which

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
limits the ability of the company to pledge principal properties as security under borrowing arrangements. The company was in compliance with all covenants at July 2, 2022.
In the first quarter of 2022, the company redeemed all of its 3.650% Senior Notes due 2025. In connection with the redemption, the company incurred $26 million of losses on the early extinguishment of debt included in other income/(expense) on the accompanying statement of income.
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

Note 8.    Commitments and Contingencies
Environmental Matters
The company is currently involved in various stages of investigation and remediation related to environmental matters. The company cannot predict all potential costs related to environmental remediation matters and the possible impact on future operations given the uncertainties regarding the extent of the required cleanup, the complexity and interpretation of applicable laws and regulations, the varying costs of alternative cleanup methods and the extent of the company’s responsibility. Expenses for environmental remediation matters related to the costs of installing, operating and maintaining groundwater-treatment systems and other remedial activities related to historical environmental contamination at the company’s domestic and international facilities were not material in any period presented. At July 2, 2022, there have been no material changes to the accruals for pending environmental-related matters disclosed in the company’s 2021 financial statements and notes included in the company’s Annual Report on Form 10-K. While management believes the accruals for environmental remediation are adequate based on current estimates of remediation costs, the company may be subject to additional remedial or compliance costs due to future events such as changes in existing laws and regulations, changes in agency direction or enforcement policies, developments in remediation technologies or changes in the conduct of the company’s operations, which could have a material adverse effect on the company’s financial position, results of operations and cash flows.
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
Product Liability, Workers Compensation and Other Personal Injury Matters
The company is involved in various proceedings and litigation that arise from time to time in connection with product liability, workers compensation and other personal injury matters. At July 2, 2022, there have been no material changes to the accruals for pending product liability, workers compensation, and other personal injury matters disclosed in the company’s 2021 financial statements and notes included in the company’s Annual Report on Form 10-K. Although the company believes that the amounts accrued and estimated insurance recoveries are probable and appropriate based on available information, including actuarial studies of loss estimates, the process of estimating losses and insurance recoveries involves a considerable degree of judgment by management and the ultimate amounts could vary, which could have a material adverse effect on the company’s results of operations, financial position, and cash flows. Insurance contracts do not relieve the company of its primary obligation with respect to any losses incurred. The collectability of amounts due from its insurers is subject to the

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
solvency and willingness of the insurer to pay, as well as the legal sufficiency of the insurance claims. Management monitors the payment history as well as the financial condition and ratings of its insurers on an ongoing basis.

Note 9.    Comprehensive Income
Changes in each component of accumulated other comprehensive items, net of tax, are as follows:

(In millions)	Currency translation adjustment	Unrealized losses on hedging instruments	Pension and other postretirement benefit liability adjustment	Total
Balance at December 31, 2021	$(2,065)	$(35)	$(229)	$(2,329)
Other comprehensive items before reclassifications	(416)	—	9	(407)
Amounts reclassified from accumulated other comprehensive items	7	1	4	12
Net other comprehensive items	(409)	1	13	(395)
Balance at July 2, 2022	$(2,474)	$(34)	$(216)	$(2,724)

Note 10.    Fair Value Measurements and Fair Value of Financial Instruments
Fair Value Measurements
The following tables present information about the company’s financial assets and liabilities measured at fair value on a recurring basis:

	July 2,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
(In millions)	2022	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$173	$173	$—	$—
Investments	64	64	—	—
Warrants	13	—	13	—
Insurance contracts	153	—	153	—
Derivative contracts	103	—	103	—
Total assets	$506	$237	$269	$—

Liabilities
Derivative contracts	$1	$—	$1	$—
Contingent consideration	216	—	—	216
Total liabilities	$217	$—	$1	$216

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
(In millions)	2021	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$2,210	$2,210	$—	$—
Investments	298	298	—	—
Warrants	15	—	15	—
Insurance contracts	181	—	181	—
Derivative contracts	36	—	36	—
Total assets	$2,740	$2,508	$232	$—

Liabilities
Derivative contracts	$1	$—	$1	$—
Contingent consideration	317	—	—	317
Total liabilities	$318	$—	$1	$317
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
In the three and six months ended July 2, 2022, the company recorded $17 million and $(122) million, respectively, of net gains (losses) on investments which are included in other income/(expense) in the accompanying statement of income. In the three and six months ended July 3, 2021, the company recorded $1 million and $2 million, respectively, of net losses on investments which are included in other income/(expense) in the accompanying statement of income.
The following table provides a rollforward of the fair value, as determined by level 3 inputs (such as likelihood of achieving production or revenue milestones, as well as changes in the fair values of the investments underlying a recapitalization investment portfolio), of the contingent consideration.

	Three months ended		Six months ended
	July 2,	July 3,	July 2,	July 3,
(In millions)	2022	2021	2022	2021
Contingent consideration
Beginning balance	$261	$227	$317	$70
Acquisitions (including assumed balances)	—	17	(18)	179
Payments	(2)	(35)	(32)	(42)
Changes in fair value included in earnings	(43)	(60)	(51)	(58)
Ending balance	$216	$149	$216	$149
Derivative Contracts
The following table provides the aggregate notional value of outstanding derivative contracts.

	July 2,	December 31,
(In millions)	2022	2021
Notional amount
Cross-currency interest rate swaps - designated as net investment hedges	$900	$900
Currency exchange contracts	1,571	2,149

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

	Fair value – assets		Fair value – liabilities
	July 2,	December 31,	July 2,	December 31,
(In millions)	2022	2021	2022	2021
Derivatives designated as hedging instruments
Cross-currency interest rate swaps (a)	$98	$25	$—	$—
Derivatives not designated as hedging instruments
Currency exchange contracts (b)	5	11	1	1
Total derivatives	$103	$36	$1	$1
(a)    The fair value of the cross-currency interest rate swaps is included in the accompanying balance sheet under the caption other assets or other long-term liabilities.
(b)    The fair value of the currency exchange contracts is included in the accompanying balance sheet under the captions other current assets or other accrued expenses.

	Gain (loss) recognized
	Three months ended		Six months ended
	July 2,	July 3,	July 2,	July 3,
(In millions)	2022	2021	2022	2021
Fair value hedging relationships
Interest rate swaps
Hedged long-term obligations - included in other income/(expense)	$—	$—	$—	$25
Derivatives designated as hedging instruments - included in other income/(expense)	—	—	—	(3)
Derivatives designated as cash flow hedges
Interest rate swaps
Amount reclassified from accumulated other comprehensive items to other income/(expense)	(1)	(2)	(2)	(19)
Financial instruments designated as net investment hedges
Foreign currency-denominated debt and other payables
Included in currency translation adjustment within other comprehensive items	671	(90)	1,033	376
Cross-currency interest rate swaps
Included in currency translation adjustment within other comprehensive items	51	(6)	74	32
Included in other income/(expense)	4	2	6	4
Derivatives not designated as hedging instruments
Currency exchange contracts
Included in cost of product revenues	21	(11)	12	1
Included in other income/(expense)	13	(28)	12	155
Gains and losses recognized on currency exchange contracts and the interest rate swaps designated as fair value hedges are included in the accompanying statement of income together with the corresponding, offsetting losses and gains on the underlying hedged transactions.
The company uses foreign currency-denominated debt, certain foreign-denominated payables, and cross-currency interest rate swaps to partially hedge its net investments in foreign operations against adverse movements in exchange rates. A portion of the company’s euro-denominated senior notes, certain foreign-denominated payables, and its cross-currency interest rate swaps have been designated as, and are effective as, economic hedges of part of the net investment in a foreign operation. Accordingly, foreign currency transaction gains or losses due to spot rate fluctuations on the euro-denominated debt instruments and certain foreign-denominated payables, and contract fair value changes on the cross-currency interest rate

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
swaps, excluding interest accruals, are included in currency translation adjustment within other comprehensive items and shareholders’ equity.
See Note 1 to the consolidated financial statements for 2021 included in the company’s Annual Report on Form 10-K for additional information on the company’s risk management objectives and strategies.
Fair Value of Other Financial Instruments
The carrying value and fair value of the company’s debt instruments are as follows:

	July 2, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
(In millions)	value	value	value	value
Senior notes	$29,986	$27,265	$32,072	$33,449
Commercial paper	—	—	2,522	2,522
Other	74	74	76	76
	$30,060	$27,339	$34,670	$36,047
The fair value of debt instruments was determined based on quoted market prices and on borrowing rates available to the company at the respective period ends, which represent level 2 measurements.

Note 11.    Supplemental Cash Flow Information

	Six months ended
	July 2,	July 3,
(In millions)	2022	2021
Non-cash investing and financing activities
Acquired but unpaid property, plant and equipment	$234	$225
Fair value of acquisition contingent consideration	—	179
Declared but unpaid dividends	119	104
Issuance of stock upon vesting of restricted stock units	107	97
Cash, cash equivalents and restricted cash is included in the accompanying balance sheet as follows:

	July 2,	December 31,
(In millions)	2022	2021
Cash and cash equivalents	$1,888	$4,477
Restricted cash included in other current assets	16	13
Restricted cash included in other assets	1	1
Cash, cash equivalents and restricted cash	$1,905	$4,491
Amounts included in restricted cash represent funds held as collateral for bank guarantees and incoming cash in China awaiting government administrative clearance.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 12.    Restructuring and Other Costs
In the first six months of 2022, restructuring and other costs primarily included continuing charges for headcount reductions and facility consolidations in an effort to streamline operations. In 2022, severance actions associated with facility consolidations and cost reduction measures affected less than 0.5% of the company’s workforce.
As of August 5, 2022, the company has identified restructuring actions that will result in additional charges of approximately $20 million, primarily in 2022, and expects to identify additional actions in future periods which will be recorded when specified criteria are met, such as communication of benefit arrangements or when the costs have been incurred.
Restructuring and other costs by segment are as follows:

	Three months ended	Six months ended
	July 2,	July 2,
(In millions)	2022	2022
Life Sciences Solutions	$5	$6
Analytical Instruments	2	4
Specialty Diagnostics	2	3
Laboratory Products and Biopharma Services	15	13
	$24	$26
The following table summarizes the changes in the company’s accrued restructuring balance. Other amounts reported as restructuring and other costs in the accompanying statement of income have been summarized in the notes to the table. Accrued restructuring costs are included in other accrued expenses in the accompanying balance sheet.

(In millions)	Total (a)
Balance at December 31, 2021	$17
Net restructuring charges incurred in 2022 (b)	22
Payments	(24)
Balance at July 2, 2022	$15
(a)The movements in the restructuring liability principally consist of severance and other costs such as relocation and moving expenses associated with facility consolidations, as well as employee retention costs which are accrued ratably over the period through which employees must work to qualify for a payment.
(b)Excludes $4 million of net non-cash charges.
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
The company refers to various amounts or measures not prepared in accordance with generally accepted accounting principles (non-GAAP measures). These non-GAAP measures are further described and reconciled to their most directly comparable amount or measure under the section “Non-GAAP Measures” later in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Overview
Thermo Fisher Scientific Inc. enables customers to make the world healthier, cleaner and safer by helping them accelerate life sciences research, solve complex analytical challenges, increase laboratory productivity, and improve patient health through diagnostics and the development and manufacture of life-changing therapies. Markets served include pharmaceutical and biotech, academic and government, industrial and applied, as well as healthcare and diagnostics. The company’s operations fall into four segments (Note 4): Life Sciences Solutions, Analytical Instruments, Specialty Diagnostics and Laboratory Products and Biopharma Services.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Overview (continued)
Financial Highlights

	Three months ended				Six months ended
	July 2,	July 3,			July 2,	July 3,
(Dollars in millions except per share amounts)	2022	2021	Change		2022	2021	Change
Revenues	$10,970	$9,273	18%		$22,788	$19,179	19%
GAAP operating income	2,001	2,163	(7)%		4,822	5,212	(7)%
GAAP operating income margin	18.2%	23.3%	(5.1)	pt	21.2%	27.2%	(6.0)	pt
Adjusted operating income (non-GAAP measure)	2,605	2,689	(3)%		6,055	6,199	(2)%
Adjusted operating income margin (non-GAAP measure)	23.7%	29.0%	(5.3)	pt	26.6%	32.3%	(5.7)	pt
GAAP diluted earnings per share attributable to Thermo Fisher Scientific Inc.	4.22	4.61	(8)%		9.83	10.50	(6)%
Adjusted earnings per share (non-GAAP measure)	5.51	5.60	(2)%		12.76	12.81	—%
Organic Revenue Growth

	Three months ended	Six months ended
	July 2, 2022	July 2, 2022
Revenue growth	18%	19%
Impact of acquisitions	19%	19%
Impact of currency translation	(4)%	(3)%
Organic revenue growth* (non-GAAP measure)	3%	3%
*    Results may not sum due to rounding
Since 2020, the Life Sciences Solutions and Specialty Diagnostics segments as well as the laboratory products business have supported COVID-19 diagnostic testing, scaling and evolving their molecular diagnostics solutions and plastic consumables businesses to respond to the ongoing COVID-19 pandemic. The biosciences and bioproduction businesses have expanded their capacity to meet the needs of pharma and biotech customers as they have expanded their own production volumes to meet global vaccine manufacturing requirements. Additionally, our pharma services business has provided our pharma and biotech customers with the services they needed to develop and produce vaccines and therapies globally. While these positive impacts are expected to continue through 2022, the duration and extent of future revenues from such sales are uncertain and dependent primarily on customer testing as well as therapy and vaccine demand. Sales of products related to COVID-19 testing were $0.63 billion and $1.42 billion in the second quarter of 2022 and 2021, respectively, and $2.31 billion and $3.87 billion in the first six months of 2022 and 2021, respectively.
During the second quarter and first six months of 2022, demand from biotech and pharma customers was very strong, driven by our unique value proposition and trusted partner status. We saw growth in the academic and government market as we remain well positioned to meet customer needs. The industrial and applied market was strong, led by robust demand from semiconductor and materials sciences customers. The diagnostics and healthcare market declined due to decreased demand for COVID-19 testing products. During the second quarter and first six months of 2022, sales growth was strong in the Asia Pacific region, particularly China, and in North America. Sales declined in Europe during the second quarter and first six months of 2022 due to lower COVID-19 testing demand. The company continues to execute its proven growth strategy which consists of three pillars:
•Developing high-impact, innovative new products,
•Leveraging our scale in high-growth and emerging markets, and
•Delivering a unique value proposition to our customers.
GAAP operating income margin and adjusted operating income margin decreased in the second quarter and first six months of 2022 due primarily to the expected impact of incorporating recent acquisitions, lower COVID-19 testing volumes, and strategic growth investments. This was partially offset by strong pricing realization across all segments to address higher inflation. GAAP operating income margin in 2022 was also impacted by higher amortization expense as a result of 2021 acquisitions. In the second quarter of 2021, GAAP operating income margin was impacted by an impairment of acquired technology.

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
Notable Recent Acquisitions
On January 15, 2021, the company acquired, within the Laboratory Products and Biopharma Services segment, the Belgium-based European viral vector manufacturing business of Groupe Novasep SAS for $0.83 billion in net cash consideration. The European viral vector manufacturing business provides manufacturing services for vaccines and therapies to biotechnology companies and large biopharma customers. The acquisition expands the segment’s capabilities for cell and gene vaccines and therapies.
On February 25, 2021, the company acquired, within the Life Sciences Solutions segment, Mesa Biotech, Inc., a U.S.-based molecular diagnostic company, for $0.41 billion in net cash consideration and contingent consideration with an initial fair value of $0.06 billion due upon the completion of certain milestones. Mesa Biotech has developed and commercialized a PCR based rapid point-of-care testing platform available for detecting infectious diseases including COVID-19. The acquisition enables the company to accelerate the availability of reliable and accurate advanced molecular diagnostics at the point of care.
On September 30, 2021, the company assumed operating responsibility, within the Laboratory Products and Biopharma Services segment, of a new state-of-the-art biologics manufacturing facility in Lengnau, Switzerland from CSL Limited to perform pharma services for CSL with capacity to serve other customers as well. The company expects to make fixed lease payments aggregating to $0.56 billion (excluding renewals) from 2021 to 2041, with additional amounts dependent on the extent of revenues from customers of the facility other than CSL.
On December 8, 2021, the company acquired, within the Laboratory Products and Biopharma Services segment, PPD, Inc., a U.S.-based global provider of clinical research services to the pharma and biotech industry, for $15.99 billion in net cash consideration and $0.04 billion of equity awards exchanged. The addition of PPD’s clinical research services enhances our offering to biotech and pharma customers by enabling them to accelerate innovation and increase their productivity within the drug development process. In 2020, PPD generated revenues of $4.68 billion.
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

	Three months ended		Six months ended
	July 2,	July 3,	July 2,	July 3,
(Dollars in millions)	2022	2021	2022	2021
Revenues
Life Sciences Solutions	$3,292	$3,557	$7,523	$7,760
Analytical Instruments	1,607	1,481	3,125	2,868
Specialty Diagnostics	1,101	1,235	2,583	2,850
Laboratory Products and Biopharma Services	5,537	3,583	10,979	7,180
Eliminations	(567)	(583)	(1,422)	(1,479)
Consolidated revenues	$10,970	$9,273	$22,788	$19,179

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)
Life Sciences Solutions

	Three months ended					Organic* (non-GAAP measure)
(Dollars in millions)	July 2, 2022	July 3, 2021	Total Change	Currency Translation	Acquisitions/ Divestitures
Revenues	$3,292	$3,557	(7)%	(3)%	1%	(5)%
Segment income	1,327	1,718	(23)%
Segment income margin	40.3%	48.3%	-8.0 pt
The decrease in organic revenues in the second quarter of 2022 was primarily due to lower revenue in the genetic sciences business, driven by moderation in testing demand to diagnose COVID-19, partially offset by strong growth in the bioproduction business. The decrease in segment income margin resulted primarily from unfavorable business mix and strategic growth investments, partially offset by productivity improvements.

	Six months ended					Organic* (non-GAAP measure)
(Dollars in millions)	July 2, 2022	July 3, 2021	Total Change	Currency Translation	Acquisitions/ Divestitures
Revenues	$7,523	$7,760	(3)%	(2)%	2%	(3)%
Segment income	$3,503	$3,997	(12)%
Segment income margin	46.6%	51.5%	-4.9 pt
The decrease in organic revenues in the first six months of 2022 was driven by a combination of moderation in testing demand to diagnose COVID-19 with lower sales of genetic sciences products, largely offset by strong demand in the bioproduction and biosciences businesses. The decrease in segment income margin resulted primarily from business mix and strategic growth investments, partially offset by productivity improvements.
Analytical Instruments

	Three months ended					Organic* (non-GAAP measure)
(Dollars in millions)	July 2, 2022	July 3, 2021	Total Change	Currency Translation	Acquisitions/ Divestitures
Revenues	$1,607	$1,481	9%	(4)%	—%	13%
Segment income	344	280	23%
Segment income margin	21.4%	18.9%	2.5 pt
The increase in organic revenues in the second quarter of 2022 was due to increased demand in the electron microscopy and chromatography and mass spectrometry businesses. The increase in segment income margin resulted primarily from strong volume pull through and productivity improvements, offset in part by strategic growth investments.

	Six months ended					Organic* (non-GAAP measure)
(Dollars in millions)	July 2, 2022	July 3, 2021	Total Change	Currency Translation	Acquisitions/ Divestitures
Revenues	$3,125	$2,868	9%	(3)%	—%	12%
Segment income	645	552	17%
Segment income margin	20.6%	19.3%	1.3 pt
The increase in organic revenues in the first six months of 2022 was due to increased demand in the electron microscopy and chromatography and mass spectrometry businesses. The increase in segment income margin resulted primarily from strong volume pull through, productivity improvements and business mix, offset in part by strategic growth investments.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)
Specialty Diagnostics

	Three months ended					Organic* (non-GAAP measure)
(Dollars in millions)	July 2, 2022	July 3, 2021	Total Change	Currency Translation	Acquisitions/ Divestitures
Revenues	$1,101	$1,235	(11)%	(3)%	—%	(8)%
Segment income	243	245	(1)%
Segment income margin	22.1%	19.9%	2.2 pt
The decrease in organic revenues in the second quarter of 2022 was due to decreased demand, primarily driven by products addressing diagnosis of COVID-19, partially offset by growth in the immunodiagnostics and microbiology businesses, as well as our healthcare market channel. The impact of lower COVID-19 testing volume on segment income margin was more than offset by strong productivity improvements and positive business mix.

	Six months ended					Organic* (non-GAAP measure)
(Dollars in millions)	July 2, 2022	July 3, 2021	Total Change	Currency Translation	Acquisitions/ Divestitures
Revenues	$2,583	$2,850	(9)%	(2)%	—%	(7)%
Segment income	596	673	(11)%
Segment income margin	23.1%	23.6%	-0.5 pt
The decrease in organic revenues in the first six months of 2022 was due to decreased demand, primarily driven by products addressing diagnosis of COVID-19, partially offset by growth in the immunodiagnostics and transplant diagnostics businesses. The decrease in segment income margin was primarily due to lower COVID-19 testing volume, largely offset by productivity improvements.
Laboratory Products and Biopharma Services

	Three months ended					Organic* (non-GAAP measure)
(Dollars in millions)	July 2, 2022	July 3, 2021	Total Change	Currency Translation	Acquisitions/ Divestitures
Revenues	$5,537	$3,583	55%	(4)%	48%	10%
Segment income	691	446	55%
Segment income margin	12.5%	12.4%	0.1 pt
The increase in organic revenues in the second quarter of 2022 was primarily due to higher sales across each of the segment’s businesses, with particular strength in the research and safety market channel and pharma services business and, to a lesser extent, the laboratory products business. The acquisition of PPD, the company’s clinical research business, contributed $1.72 billion of revenue during the second quarter. The increase in segment income margin was primarily due to strong productivity and the benefit of recent acquisitions, largely offset by strategic growth investments and unfavorable business mix.

	Six months ended					Organic* (non-GAAP measure)
(Dollars in millions)	July 2, 2022	July 3, 2021	Total Change	Currency Translation	Acquisitions/ Divestitures
Revenues	$10,979	$7,180	53%	(3)%	48%	8%
Segment income	1,311	977	34%
Segment income margin	11.9%	13.6%	-1.7 pt
The increase in organic revenues in the first six months of 2022 was primarily due to higher sales across each of the segment’s businesses, with particular strength in the research and safety market channel and pharma services business and, to a lesser extent, the laboratory products business. The acquisition of PPD, the company’s clinical research business, contributed $3.38 billion of revenue during the first six months of 2022. The decrease in segment income margin was primarily due to business mix and strategic growth investments, offset in part by the benefit of recent acquisitions.
*    Results may not sum due to rounding

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations (continued)
Non-operating Items

	Three months ended		Six months ended
	July 2,	July 3,	July 2,	July 3,
(Dollars in millions)	2022	2021	2022	2021
Net interest expense	$112	$111	$230	$224
GAAP other income/(expense)	28	(3)	(135)	(186)
Adjusted other income/(expense) (non-GAAP measure)	10	5	14	19
GAAP tax rate	10.4%	10.7%	11.2%	13.2%
Adjusted tax rate (non-GAAP measure)	13.0%	14.0%	13.6%	15.1%
Net interest expense (interest expense less interest income) increased due primarily to the increase in debt to finance the acquisition of PPD and for general corporate purposes, largely offset by lower average interest rates. See additional discussion under the caption “Liquidity and Capital Resources” below.
GAAP other income/(expense) and adjusted other income/(expense) includes currency transaction gains, losses on non-operating monetary assets and liabilities, and net periodic pension benefit cost/income, excluding the service cost component. GAAP other income/(expense) in the second quarter and first six months of 2022 includes $18 million of net gains and $123 million of net losses on investments, respectively. In the first six months of 2022 and 2021 GAAP other income/(expense) also includes $26 million and $197 million, respectively, of losses on the early extinguishment of debt (Note 7).
The company’s GAAP and adjusted tax rates decreased in 2022 compared to 2021 primarily due to releases of valuation allowances of $88 million and $175 million for the three and six months ended July 2, 2022, respectively, in jurisdictions where the deferred tax assets are now expected to be realized. The company’s 2022 GAAP tax rate was also impacted by changes in tax rates and higher amortization expense as a result of 2021 acquisitions. In the second quarter of 2021 the company recorded a $162 million income tax benefit on an intra-entity transfer of fixed assets.
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

	July 2,	December 31,
(In millions)	2022	2021
Cash and cash equivalents	$1,888	$4,477
Total debt	30,260	34,870
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
As of July 2, 2022, the company’s short-term debt totaled $1.01 billion. The company has a revolving credit facility with a bank group that provides up to $5.00 billion of unsecured multi-currency revolving credit (Note 7). If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of July 2, 2022, no borrowings were outstanding under the company’s revolving credit facility, although available capacity was reduced by immaterial outstanding letters of credit.

	Six months ended
	July 2,	July 3,
(In millions)	2022	2021
Net cash provided by operating activities	$3,730	$4,205
Net cash used in investing activities	(1,089)	(2,624)
Net cash used in financing activities	(5,050)	(4,926)
Free cash flow (non-GAAP measure)	2,598	3,042
Operating Activities
During the first six months of 2022, cash provided by income was offset in part by investments in working capital. An increase in inventories used cash of $0.87 billion, primarily to support growth in sales. Changes in other assets and other liabilities used cash of $0.74 billion primarily due to the timing of payments for compensation. Cash payments for income taxes were $0.83 billion during the first six months of 2022.
During the first six months of 2021, cash provided by income was offset in part by investments in working capital. A decrease in accounts receivable provided $0.25 billion of cash. An increase in inventories used cash of $0.62 billion, primarily to support growth in sales. Changes in other assets and other liabilities used cash of $1.06 billion primarily due to the timing of payments for compensation and income taxes. Cash payments for income taxes were $1.27 billion during the first six months of 2021.
Investing Activities
During the first six months of 2022, acquisitions used cash of $0.04 billion. The company’s investing activities also included the purchase of $1.15 billion of property, plant and equipment for capacity and capability investments.
During the first six months of 2021, acquisitions used cash of $1.43 billion. The company’s investing activities also included the purchase of $1.17 billion of property, plant and equipment for capacity and capability investments.
Financing Activities
During the first six months of 2022, repayment of senior notes and net commercial paper activity used cash of $0.38 billion and $2.46 billion, respectively. The company’s financing activities also included the repurchase of $2.00 billion of the company’s common stock (3.3 million shares) and the payment of $0.22 billion in cash dividends. On September 23, 2021, the Board of Directors authorized the repurchase of up to $3.00 billion of the company’s common stock. At August 5, 2022, authorization remained for $1.00 billion of future repurchases of the company’s common stock.
During the first six months of 2021 repayment of senior notes used cash of $2.80 billion. The company’s financing activities also included the repurchase of $2.00 billion of the company’s common stock (4.1 million shares) and the payment of $0.19 billion in cash dividends.
The company’s commitments for purchases of property, plant and equipment, contractual obligations and other commercial commitments did not change materially between December 31, 2021 and July 2, 2022. The company expects that for all of 2022, expenditures for property, plant and equipment, net of disposals, will be between $2.5 and $2.7 billion.

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
•The tax impacts of the above items and the impact of significant tax audits or events (such as changes in deferred taxes from enacted tax rate/law changes), the latter of which we exclude because they are outside of our normal operations and difficult to forecast accurately for future periods.
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

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Non-GAAP Measures (Continued)

	Three months ended		Six months ended
	July 2,	July 3,	July 2,	July 3,
(Dollars in millions except per share amounts)	2022	2021	2022	2021
Reconciliation of adjusted operating income
GAAP operating income	$2,001	$2,163	$4,822	$5,212
Cost of revenues adjustments (a)	8	—	19	8
Selling, general and administrative expenses adjustments (b)	(28)	(42)	(21)	(26)
Restructuring and other costs (c)	24	119	26	133
Amortization of acquisition-related intangible assets	600	449	1,209	872
Adjusted operating income (non-GAAP measure)	$2,605	$2,689	$6,055	$6,199

Reconciliation of adjusted operating income margin
GAAP operating income margin	18.2%	23.3%	21.2%	27.2%
Cost of revenues adjustments (a)	0.1%	0.0%	0.1%	0.0%
Selling, general and administrative expenses adjustments (b)	(0.3)%	(0.4)%	(0.1)%	(0.1)%
Restructuring and other costs (c)	0.2%	1.3%	0.1%	0.7%
Amortization of acquisition-related intangible assets	5.5%	4.8%	5.3%	4.5%
Adjusted operating income margin (non-GAAP measure)	23.7%	29.0%	26.6%	32.3%

Reconciliation of adjusted other income/(expense)
GAAP other income/(expense)	$28	$(3)	$(135)	$(186)
Adjustments (d)	(18)	8	149	205
Adjusted other income/(expense) (non-GAAP measure)	$10	$5	$14	$19

Reconciliation of adjusted tax rate
GAAP tax rate	10.4%	10.7%	11.2%	13.2%
Adjustments (e)	2.6%	3.3%	2.4%	1.9%
Adjusted tax rate (non-GAAP measure)	13.0%	14.0%	13.6%	15.1%

Reconciliation of adjusted earnings per share
GAAP diluted earnings per share (EPS) attributable to Thermo Fisher Scientific Inc.	$4.22	$4.61	$9.83	$10.50
Cost of revenues adjustments (a)	0.02	—	0.05	0.02
Selling, general and administrative expenses adjustments (b)	(0.07)	(0.10)	(0.05)	(0.07)
Restructuring and other costs (c)	0.06	0.30	0.06	0.34
Amortization of acquisition-related intangible assets	1.52	1.13	3.06	2.20
Other income/expense adjustments (d)	(0.05)	0.02	0.38	0.51
Provision for income taxes adjustments (e)	(0.32)	(0.36)	(0.75)	(0.69)
Equity in earnings/losses of unconsolidated entities	0.13	—	0.18	—
Adjusted EPS (non-GAAP measure)	$5.51	$5.60	$12.76	$12.81

Reconciliation of free cash flow
GAAP net cash provided by operating activities	$1,528	$2,227	$3,730	$4,205
Purchases of property, plant and equipment	(506)	(540)	(1,146)	(1,168)
Proceeds from sale of property, plant and equipment	12	—	14	5
Free cash flow (non-GAAP measure)	$1,034	$1,687	$2,598	$3,042

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Non-GAAP Measures (Continued)

(a) Adjusted results exclude charges for the sale of inventories revalued at the date of acquisition.
(b) Adjusted results exclude certain third-party expenses, principally transaction/integration costs related to recent acquisitions and charges/credits for changes in estimates of contingent acquisition consideration.

(c) Adjusted results exclude restructuring and other costs consisting principally of severance, abandoned facility and other expenses of headcount reductions within several businesses and real estate consolidations. Adjusted results in Q1 2021 and Q2 2021 also exclude $13 million of charges for compensation due to employees at recently acquired businesses at the date of acquisition and $110 million of charges for impairment of acquired technology, respectively.

(d) Adjusted results exclude net gains/losses on investments and losses on the early extinguishment of debt. Adjusted results in Q2 2021 also exclude amortization of bridge loan commitment fees related to a pending acquisition.

(e) Adjusted provision for income taxes in 2022 and 2021 excludes incremental tax impacts for the pre-tax reconciling items and incremental tax impacts as a result of tax rate/law changes.
Critical Accounting Policies and Estimates
Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements of the company’s Annual Report on Form 10-K for 2021 describe the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no significant changes in the company’s critical accounting policies during the first six months of 2022.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended July 2, 2022, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
There was no share repurchase activity for the company's second quarter of 2022. On September 23, 2021, the Board of Directors authorized the repurchase of up to $3.00 billion of the company’s common stock. At July 2, 2022, $1.00 billion was available for future repurchases of the company’s common stock under this authorization.

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

Date:	August 5, 2022	THERMO FISHER SCIENTIFIC INC.

/s/ Stephen Williamson
Stephen Williamson
Senior Vice President and Chief Financial Officer

/s/ Joseph R. Holmes
Joseph R. Holmes
Vice President and Chief Accounting Officer