Form 10-Q
period 2022-10-01
THERMO FISHER SCIENTIFIC INC.
filed 2022-11-04
CIK 97745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 1, 2022 or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Large accelerated filer ☒                                              Accelerated filer ☐                                       Non-accelerated filer ☐
Smaller reporting company ☐                                      Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of October 1, 2022, the Registrant had 392,195,557 shares of Common Stock outstanding.

THERMO FISHER SCIENTIFIC INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 1, 2022

THERMO FISHER SCIENTIFIC INC.
PART I    FINANCIAL INFORMATION
Item 1.    Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	October 1,	December 31,
(In millions except share and per share amounts)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$2,919	$4,477
Accounts receivable, less allowances of $185 and $150	7,671	7,977
Inventories	5,722	5,051
Contract assets, net	1,248	968
Other current assets	1,739	1,640
Total current assets	19,299	20,113
Property, plant and equipment, net	8,628	8,333
Acquisition-related intangible assets, net	17,813	20,113
Other assets	4,308	4,640
Goodwill	40,488	41,924
Total assets	$90,536	$95,123

Liabilities, redeemable noncontrolling interest and equity
Current liabilities:
Short-term obligations and current maturities of long-term obligations	$1,010	$2,537
Accounts payable	2,471	2,867
Accrued payroll and employee benefits	1,864	2,427
Contract liabilities	2,567	2,655
Other accrued expenses	3,206	2,950
Total current liabilities	11,118	13,436
Deferred income taxes	3,140	3,837
Other long-term liabilities	4,401	4,540
Long-term obligations	28,150	32,333
Redeemable noncontrolling interest	119	122
Equity:
Thermo Fisher Scientific Inc. shareholders’ equity:
Preferred stock, $100 par value, 50,000 shares authorized; none issued	—	—
Common stock, $1 par value, 1,200,000,000 shares authorized; 440,352,770 and 439,154,741 shares issued	440	439
Capital in excess of par value	16,596	16,174
Retained earnings	40,452	35,431
Treasury stock at cost, 48,157,213 and 44,720,112 shares	(11,011)	(8,922)
Accumulated other comprehensive items	(2,928)	(2,329)
Total Thermo Fisher Scientific Inc. shareholders’ equity	43,549	40,793
Noncontrolling interests	59	62
Total equity	43,608	40,855
Total liabilities, redeemable noncontrolling interest and equity	$90,536	$95,123
The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three months ended		Nine months ended
	October 1,	October 2,	October 1,	October 2,
(In millions except per share amounts)	2022	2021	2022	2021
Revenues
Product revenues	$6,583	$7,360	$21,603	$22,430
Service revenues	4,094	1,970	11,862	6,079
Total revenues	10,677	9,330	33,465	28,509

Costs and operating expenses:
Cost of product revenues	3,494	3,298	10,565	9,977
Cost of service revenues	2,881	1,381	8,535	4,148
Selling, general and administrative expenses	2,208	2,004	6,694	5,729
Research and development expenses	351	351	1,080	1,014
Restructuring and other costs	33	18	59	151
Total costs and operating expenses	8,967	7,052	26,933	21,019
Operating income	1,710	2,278	6,532	7,490
Interest income	68	9	122	32
Interest expense	(173)	(128)	(457)	(375)
Other income/(expense)	(4)	18	(139)	(168)
Income before income taxes	1,601	2,177	6,058	6,979
Provision for income taxes	(31)	(271)	(530)	(906)
Equity in earnings/(losses) of unconsolidated entities	(72)	(3)	(142)	(4)
Net income	1,498	1,903	5,386	6,069
Less: net income attributable to noncontrolling interests and redeemable noncontrolling interest	3	1	12	2
Net income attributable to Thermo Fisher Scientific Inc.	$1,495	$1,902	$5,374	$6,067

Earnings per share attributable to Thermo Fisher Scientific Inc.
Basic	$3.82	$4.83	$13.72	$15.41
Diluted	$3.79	$4.79	$13.62	$15.29

Weighted average shares
Basic	392	394	392	394
Diluted	395	397	395	397

The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.
 CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Nine months ended
	October 1,	October 2,	October 1,	October 2,
(In millions)	2022	2021	2022	2021
Comprehensive income
Net income	$1,498	$1,903	$5,386	$6,069
Other comprehensive items:
Currency translation adjustment:
Currency translation adjustment (net of tax provision (benefit) of $157, $74, $419 and $169)	(216)	(32)	(632)	121
Unrealized gains and losses on hedging instruments:
Reclassification adjustment for losses included in net income (net of tax benefit of $0, $0, $1 and $5)	1	2	2	16
Pension and other postretirement benefit liability adjustments:
Pension and other postretirement benefit liability adjustments arising during the period (net of tax (provision) benefit of $(3), $(1), $(6) and $(3))	4	3	13	7
Amortization of net loss included in net periodic pension cost (net of tax benefit of $0, $2, $2 and $4)	4	3	8	9
Total other comprehensive items	(207)	(24)	(609)	153
Comprehensive income	1,291	1,879	4,777	6,222
Less: comprehensive income/(loss) attributable to noncontrolling interests and redeemable noncontrolling interest	—	1	2	2
Comprehensive income attributable to Thermo Fisher Scientific Inc.	$1,291	$1,878	$4,775	$6,220

The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine months ended
	October 1,	October 2,
(In millions)	2022	2021
Operating activities
Net income	$5,386	$6,069
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	730	614
Amortization of acquisition-related intangible assets	1,803	1,295
Change in deferred income taxes	(862)	(455)
Loss on early extinguishment of debt	26	197
Stock-based compensation	232	153
Other non-cash expenses, net	443	192
Changes in assets and liabilities, excluding the effects of acquisitions	(2,091)	(1,210)
Net cash provided by operating activities	5,667	6,855

Investing activities
Acquisitions, net of cash acquired	(39)	(1,519)
Purchase of property, plant and equipment	(1,693)	(1,692)
Proceeds from sale of property, plant and equipment	18	9
Other investing activities, net	80	(38)
Net cash used in investing activities	(1,634)	(3,240)

Financing activities
Net proceeds from issuance of debt	—	3,122
Repayment of debt	(375)	(2,803)
Proceeds from issuance of commercial paper	1,231	—
Repayments of commercial paper	(3,690)	—
Purchases of company common stock	(2,000)	(2,000)
Dividends paid	(338)	(292)
Net proceeds from issuance of company common stock under employee stock plans	57	101
Other financing activities, net	(86)	(14)
Net cash used in financing activities	(5,201)	(1,886)

Exchange rate effect on cash	(389)	(17)
(Decrease) increase in cash, cash equivalents and restricted cash	(1,557)	1,712
Cash, cash equivalents and restricted cash at beginning of period	4,491	10,336
Cash, cash equivalents and restricted cash at end of period	$2,934	$12,048

The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.
CONDENSED CONSOLIDATED STATEMENT OF REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
(Unaudited)

	Redeemable Noncontrolling Interest	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Total Thermo Fisher Scientific Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
(In millions)		Shares	Amount			Shares	Amount
		Three months ended October 1, 2022
Balance at July 2, 2022	$117	440	$440	$16,467	$39,074	48	$(10,964)	$(2,724)	$42,293	$61	$42,354
Issuance of shares under employees' and directors' stock plans	—	—	—	52	—	—	(47)	—	5	—	5
Stock-based compensation	—	—	—	77	—	—	—	—	77	—	77
Dividends declared ($0.30 per share)	—	—	—	—	(117)	—	—	—	(117)	—	(117)
Net income	5	—	—	—	1,495	—	—	—	1,495	(2)	1,493
Other comprehensive items	(3)	—	—	—	—	—	—	(204)	(204)	—	(204)
Balance at October 1, 2022	$119	440	$440	$16,596	$40,452	48	$(11,011)	$(2,928)	$43,549	$59	$43,608

		Three months ended October 2, 2021
Balance at July 3, 2021	$—	438	$438	$15,826	$32,076	45	$(8,856)	$(2,630)	$36,854	$47	$36,901
Issuance of shares under employees' and directors' stock plans	—	1	1	83	—	—	(55)	—	29	—	29
Stock-based compensation	—	—	—	51	—	—	—	—	51	—	51
Dividends declared ($0.26 per share)	—	—	—	—	(102)	—	—	—	(102)	—	(102)
Net income	—	—	—	—	1,902	—	—	—	1,902	1	1,903
Other comprehensive items	—	—	—	—	—	—	—	(24)	(24)	—	(24)
Contributions from (distributions to) noncontrolling interests	—	—	—	—	—	—	—	—	—	(1)	(1)
Balance at October 2, 2021	$—	439	$439	$15,960	$33,876	45	$(8,911)	$(2,654)	$38,710	$47	$38,757

The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.
CONDENSED CONSOLIDATED STATEMENT OF REDEEMABLE NONCONTROLLING INTEREST AND EQUITY (Continued)
(Unaudited)

	Redeemable Noncontrolling Interest	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Total Thermo Fisher Scientific Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
(In millions)		Shares	Amount			Shares	Amount
		Nine months ended October 1, 2022
Balance at December 31, 2021	$122	439	$439	$16,174	$35,431	45	$(8,922)	$(2,329)	$40,793	$62	$40,855
Issuance of shares under employees' and directors' stock plans	—	1	1	190	—	—	(89)	—	102	—	102
Stock-based compensation	—	—	—	232	—	—	—	—	232	—	232
Purchases of company common stock	—	—	—	—	—	3	(2,000)	—	(2,000)	—	(2,000)
Dividends declared ($0.90 per share)	—	—	—	—	(353)	—	—	—	(353)	—	(353)
Net income	14	—	—	—	5,374	—	—	—	5,374	(2)	5,372
Other comprehensive items	(10)	—	—	—	—	—	—	(599)	(599)	—	(599)
Contributions from (distributions to) noncontrolling interests	(7)	—	—	—	—	—	—	—	—	(1)	(1)
Balance at October 1, 2022	$119	440	$440	$16,596	$40,452	48	$(11,011)	$(2,928)	$43,549	$59	$43,608

		Nine months ended October 2, 2021
Balance at December 31, 2020	$—	437	$437	$15,579	$28,116	40	$(6,818)	$(2,807)	$34,507	$10	$34,517
Issuance of shares under employees' and directors' stock plans	—	2	2	228	—	1	(93)	—	137	—	137
Stock-based compensation	—	—	—	153	—	—	—	—	153	—	153
Purchases of company common stock	—	—	—	—	—	4	(2,000)	—	(2,000)	—	(2,000)
Dividends declared ($0.78 per share)	—	—	—	—	(307)	—	—	—	(307)	—	(307)
Net income	—	—	—	—	6,067	—	—	—	6,067	2	6,069
Other comprehensive items	—	—	—	—	—	—	—	153	153	—	153
Contributions from (distributions to) noncontrolling interests	—	—	—	—	—	—	—	—	—	35	35
Balance at October 2, 2021	$—	439	$439	$15,960	$33,876	45	$(8,911)	$(2,654)	$38,710	$47	$38,757

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
Interim Financial Statements
The interim condensed consolidated financial statements presented herein have been prepared by the company, are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at October 1, 2022, the results of operations for the three- and nine-month periods ended October 1, 2022 and October 2, 2021, and the cash flows for the nine-month periods ended October 1, 2022 and October 2, 2021. Interim results are not necessarily indicative of results for a full year.
The condensed consolidated balance sheet presented as of December 31, 2021 has been derived from the audited consolidated financial statements as of that date. The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain all information that is included in the annual financial statements and notes thereto of the company. The condensed consolidated financial statements and notes included in this report should be read in conjunction with the 2021 financial statements and notes included in the company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC). Certain reclassifications of prior year amounts have been made to conform to the current year presentation.
Note 1 to the consolidated financial statements for 2021 describes the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no material changes in the company’s significant accounting policies during the nine months ended October 1, 2022.
Inventories
The components of inventories are as follows:

(In millions)	October 1, 2022	December 31, 2021
Raw materials	$2,405	$1,922
Work in process	677	676
Finished goods	2,640	2,453
Inventories	$5,722	$5,051
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
In September 2022, the FASB issued new guidance to require entities to disclose information about supplier finance programs. Among other things, the new guidance requires expanded disclosure about key program terms, payment terms, and amounts outstanding for obligations under these programs for each period presented. The company will adopt some aspects of this guidance in 2023 using a retrospective method and other aspects in 2024 using a prospective method. The adoption of this guidance is not expected to have a material impact on the company’s disclosures; however, the impact in future periods will be dependent on the extent of arrangements of this nature entered into by the company.

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
Pending Acquisition
The company has entered into an agreement to acquire The Binding Site Group for £2.25 billion, payable as €2.59 billion in cash. The Binding Site Group provides specialty diagnostic assays and instruments to improve the diagnosis and management of blood cancers and immune system disorders. The transaction is subject to customary closing conditions, including regulatory approvals. Upon completion, The Binding Site Group will become part of the Specialty Diagnostics segment.
2022
In 2022, the company acquired, within the Analytical Instruments segment, a U.S.-based developer of Fourier-transform infrared gas analysis technologies.
2021
The preliminary allocations of the purchase price for the acquisitions of PPD, Inc. and PeproTech, Inc. were based on estimates of the fair values of the net assets acquired and are subject to adjustment upon finalization, largely with respect to acquired intangible assets, lease assets and liabilities, and the related deferred taxes. Measurements of these items inherently require significant estimates and assumptions. During the first nine months of 2022, the company adjusted the preliminary allocations of PPD and PeproTech, which among others increased goodwill ($122 million) and other liabilities assumed ($35 million), and decreased definite-lived intangible assets ($43 million), property, plant and equipment ($39 million), other current assets ($38 million), contract liabilities ($29 million), equity method investments ($23 million), and the fair value of assumed contingent consideration ($18 million). The adjustments to depreciation and amortization expenses recorded during the first nine months of 2022 were not material.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3.    Revenues and Contract-related Balances
Disaggregated Revenues
Revenues by type are as follows:

	Three months ended		Nine months ended
(In millions)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Revenues
Consumables	$4,651	$5,544	$15,754	$16,880
Instruments	1,932	1,816	5,849	5,550
Services	4,094	1,970	11,862	6,079
Consolidated revenues	$10,677	$9,330	$33,465	$28,509
Revenues by geographic region based on customer location are as follows:

	Three months ended		Nine months ended
(In millions)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Revenues
North America	$5,962	$4,662	$18,317	$14,292
Europe	2,406	2,557	8,007	8,037
Asia-Pacific	1,971	1,836	6,077	5,294
Other regions	338	275	1,064	886
Consolidated revenues	$10,677	$9,330	$33,465	$28,509
Each reportable segment earns revenues from consumables, instruments and services in North America, Europe, Asia-Pacific and other regions. See Note 4 for revenues by reportable segment and other geographic data.
Remaining Performance Obligations
The aggregate amount of the transaction price allocated to the remaining performance obligations for all open customer contracts as of October 1, 2022 was $26.61 billion. The company will recognize revenues for these performance obligations as they are satisfied, approximately 57% of which is expected to occur within the next twelve months. Amounts expected to occur thereafter generally relate to contract manufacturing, clinical research and extended warranty service agreements, which typically have durations of three to five years.
Contract-related Balances
Noncurrent contract assets and noncurrent contract liabilities are included within other assets and other long-term liabilities in the accompanying balance sheet, respectively. Contract asset and liability balances are as follows:

(In millions)	October 1, 2022	December 31, 2021
Current contract assets, net	$1,248	$968
Noncurrent contract assets, net	9	9
Current contract liabilities	2,567	2,655
Noncurrent contract liabilities	1,200	1,238
In the three and nine months ended October 1, 2022, the company recognized revenues of $0.34 billion and $2.33 billion, respectively, that were included in the contract liabilities balance at December 31, 2021. In the three and nine months ended October 2, 2021, the company recognized revenues of $0.17 billion and $1.10 billion, respectively, that were included in the contract liabilities balance at December 31, 2020.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4.    Business Segment and Geographical Information
Business Segment Information

	Three months ended		Nine months ended
	October 1,	October 2,	October 1,	October 2,
(In millions)	2022	2021	2022	2021
Revenues
Life Sciences Solutions	$2,962	$3,721	$10,485	$11,481
Analytical Instruments	1,621	1,476	4,746	4,344
Specialty Diagnostics	1,065	1,362	3,648	4,212
Laboratory Products and Biopharma Services	5,585	3,487	16,564	10,667
Eliminations	(556)	(716)	(1,978)	(2,195)
Consolidated revenues	10,677	9,330	33,465	28,509

Segment Income
Life Sciences Solutions	1,039	1,821	4,542	5,818
Analytical Instruments	386	264	1,031	816
Specialty Diagnostics	220	310	816	983
Laboratory Products and Biopharma Services	725	383	2,036	1,360
Subtotal reportable segments	2,370	2,778	8,425	8,977
Cost of revenues adjustments	(22)	—	(41)	(8)
Selling, general and administrative expenses adjustments	(11)	(59)	10	(33)
Restructuring and other costs	(33)	(18)	(59)	(151)
Amortization of acquisition-related intangible assets	(594)	(423)	(1,803)	(1,295)
Consolidated operating income	1,710	2,278	6,532	7,490
Interest income	68	9	122	32
Interest expense	(173)	(128)	(457)	(375)
Other income/(expense)	(4)	18	(139)	(168)
Consolidated income before taxes	$1,601	$2,177	$6,058	$6,979
Cost of revenues adjustments included in the above table consist of charges for the sale of inventories revalued at the date of acquisition and inventory write-downs associated with large-scale abandonments of product lines. Selling, general and administrative expenses adjustments included in the above table consist of third-party transaction/integration costs related to recent acquisitions, charges/credits for changes in estimates of contingent acquisition consideration, and charges associated with product liability litigation.
Geographical Information
Revenues by country based on customer location are as follows:

	Three months ended		Nine months ended
(In millions)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Revenues
United States	$5,787	$4,495	$17,730	$13,742
China	954	885	2,865	2,454
Other	3,936	3,950	12,870	12,313
Consolidated revenues	$10,677	$9,330	$33,465	$28,509

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 5.    Income Taxes
The provision for income taxes in the accompanying statement of income differs from the provision calculated by applying the statutory federal income tax rate to income before provision for income taxes due to the following:

	Nine months ended
(In millions)	October 1, 2022	October 2, 2021
Statutory federal income tax rate	21%	21%
Provision for income taxes at statutory rate	$1,272	$1,466
Increases (decreases) resulting from:
Foreign rate differential	(285)	(159)
Income tax credits	(118)	(205)
Global intangible low-taxed income	126	45
Foreign-derived intangible income	(102)	(114)
Excess tax benefits from stock options and restricted stock units	(63)	(96)
Provision for (reversal of) tax reserves, net	(543)	22
Intra-entity transfers	(18)	(258)
Valuation allowances	240	18
Withholding taxes	48	106
Tax return reassessments and settlements	(94)	1
State income taxes, net of federal tax	133	115
Other, net	(66)	(35)
Provision for income taxes	$530	$906
During the third quarter of 2022, the company settled an IRS audit relating to the 2017 and 2018 tax years. The company recorded a $208 million net tax benefit primarily from this settlement and related impacts, which resulted in a decrease in the company’s unrecognized tax benefits of $658 million. The company recorded $49 million of charges for expired tax credits and other related components of the settlement. The company recorded a charge of $395 million to establish a valuation allowance against certain U.S. foreign tax credits which the company believes will more likely than not expire unutilized. The company also recorded $101 million of additional net unrecognized tax benefit liabilities related to other tax audits.
The company has operations and a taxable presence in approximately 70 countries outside the U.S. The company's effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate.
Unrecognized Tax Benefits
As of October 1, 2022 the company had $0.56 billion of unrecognized tax benefits substantially all of which, if recognized, would reduce the effective tax rate. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(In millions)	2022
Balance at beginning of year	$1,124
Additions for tax positions of current year	104
Additions for tax positions of prior years	24
Reductions for tax positions of prior years	(659)
Closure of tax years	(2)
Settlements	(32)
Balance at end of period	$559

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 6.    Earnings per Share

	Three months ended		Nine months ended
	October 1,	October 2,	October 1,	October 2,
(In millions except per share amounts)	2022	2021	2022	2021
Net income attributable to Thermo Fisher Scientific Inc.	$1,495	$1,902	$5,374	$6,067

Basic weighted average shares	392	394	392	394
Plus effect of: stock options and restricted stock units	3	3	3	3
Diluted weighted average shares	395	397	395	397

Basic earnings per share	$3.82	$4.83	$13.72	$15.41
Diluted earnings per share	$3.79	$4.79	$13.62	$15.29

Antidilutive stock options excluded from diluted weighted average shares	2	—	2	1

Note 7.    Debt and Other Financing Arrangements

	Effective interest rate at October 1,	October 1,	December 31,
(Dollars in millions)	2022	2022	2021
Commercial Paper		$—	$2,522
Floating Rate (SOFR + 0.35%) 1.5-Year Senior Notes, Due 4/18/2023		1,000	1,000
Floating Rate (SOFR + 0.39%) 2-Year Senior Notes, Due 10/18/2023		500	500
0.797% 2-Year Senior Notes, Due 10/18/2023	1.04%	1,350	1,350
Floating Rate (EURIBOR + 0.20%) 2-Year Senior Notes Due 11/18/2023 (euro-denominated)	0.39%	1,666	1,933
0.000% 2-Year Senior Notes Due 11/18/2023 (euro-denominated)	0.05%	540	625
0.75% 8-Year Senior Notes, Due 9/12/2024 (euro-denominated)	0.92%	980	1,137
1.215% 3-Year Senior Notes, Due 10/18/2024	1.42%	2,500	2,500
Floating Rate (SOFR + 0.53%) 3-Year Senior Notes, Due 10/18/2024		500	500
0.125% 5.5-Year Senior Notes, Due 3/1/2025 (euro-denominated)	0.39%	784	910
2.00% 10-Year Senior Notes, Due 4/15/2025 (euro-denominated)	2.09%	627	728
0.000% 4-Year Senior Notes, Due 11/18/2025 (euro-denominated)	0.13%	540	625
3.65% 10-Year Senior Notes, Due 12/15/2025		—	350
1.40% 8.5-Year Senior Notes, Due 1/23/2026 (euro-denominated)	1.52%	686	796
1.45% 10-Year Senior Notes, Due 3/16/2027 (euro-denominated)	1.64%	490	568
1.75% 7-Year Senior Notes, Due 4/15/2027 (euro-denominated)	1.95%	588	682
0.50% 8.5-Year Senior Notes, Due 3/1/2028 (euro-denominated)	0.76%	784	910
1.375% 12-Year Senior Notes, Due 9/12/2028 (euro-denominated)	1.46%	588	682
1.75% 7-Year Senior Notes, Due 10/15/2028	1.89%	700	700
1.95% 12-Year Senior Notes, Due 7/24/2029 (euro-denominated)	2.07%	686	796
2.60% 10-Year Senior Notes, Due 10/1/2029	2.74%	900	900
0.80% 9-Year Senior Notes, Due 10/18/2030 (euro-denominated)	0.87%	1,715	1,990
0.875% 12-Year Senior Notes, Due 10/1/2031 (euro-denominated)	1.12%	882	1,023
2.00% 10-Year Senior Notes, Due 10/15/2031	2.23%	1,200	1,200
2.375% 12-Year Senior Notes, Due 4/15/2032 (euro-denominated)	2.53%	588	682
1.125% 12-Year Senior Notes, Due 10/18/2033 (euro-denominated)	1.19%	1,470	1,706
2.875% 20-Year Senior Notes, Due 7/24/2037 (euro-denominated)	2.94%	686	796

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Effective interest rate at October 1,	October 1,	December 31,
(Dollars in millions)	2022	2022	2021
1.50% 20-Year Senior Notes, Due 10/1/2039 (euro-denominated)	1.73%	882	1,023
2.80% 20-Year Senior Notes, Due 10/15/2041	2.90%	1,200	1,200
1.625% 20-Year Senior Notes, Due 10/18/2041 (euro-denominated)	1.75%	1,225	1,421
5.30% 30-Year Senior Notes, Due 2/1/2044	5.37%	400	400
4.10% 30-Year Senior Notes, Due 8/15/2047	4.23%	750	750
1.875% 30-Year Senior Notes, Due 10/1/2049 (euro-denominated)	1.97%	980	1,137
2.00% 30-Year Senior Notes, Due 10/18/2051 (euro-denominated)	2.06%	735	853
Other		72	76
Total borrowings at par value		29,194	34,971
Unamortized discount		(101)	(117)
Unamortized debt issuance costs		(152)	(184)
Total borrowings at carrying value		28,941	34,670
Finance lease liabilities		219	200
Less: Short-term obligations and current maturities		1,010	2,537
Long-term obligations		$28,150	$32,333
SOFR - Secured Overnight Financing Rate
EURIBOR - Euro Interbank Offered Rate
The effective interest rates for the fixed-rate debt include the stated interest on the notes, the accretion of any discounts/premiums and the amortization of any debt issuance costs.
See Note 10 for fair value information pertaining to the company’s long-term borrowings.
Credit Facilities
The company has a revolving credit facility (the Facility) with a bank group that provides for up to $5.00 billion of unsecured multi-currency revolving credit. The Facility expires on January 7, 2027. The revolving credit agreement calls for interest at either a Term SOFR, a EURIBOR-based rate (for funds drawn in euro) or a rate based on the prime lending rate of the agent bank, at the company’s option. The agreement contains affirmative, negative and financial covenants, and events of default customary for facilities of this type. The covenants in the Facility include a Consolidated Net Interest Coverage Ratio (Consolidated EBITDA to Consolidated Net Interest Expense), as such terms are defined in the Facility. Specifically, the company has agreed that, so long as any lender has any commitment under the Facility, any letter of credit is outstanding under the Facility, or any loan or other obligation is outstanding under the Facility, it will maintain a minimum Consolidated Net Interest Coverage Ratio of 3.5:1.0 as of the last day of any fiscal quarter. As of October 1, 2022, no borrowings were outstanding under the Facility, although available capacity was reduced by immaterial outstanding letters of credit.
Commercial Paper Programs
The company has commercial paper programs pursuant to which it may issue and sell unsecured, short-term promissory notes (CP Notes). Under the U.S. program, a) maturities may not exceed 397 days from the date of issue and b) the CP Notes are issued on a private placement basis under customary terms in the commercial paper market and are not redeemable prior to maturity nor subject to voluntary prepayment. Under the euro program, maturities may not exceed 183 days and may be denominated in euro, U.S. dollars, Japanese yen, British pounds sterling, Swiss franc, Canadian dollars or other currencies. Under both programs, the CP Notes are issued at a discount from par (or premium to par, in the case of negative interest rates), or, alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. As of October 1, 2022, there were no outstanding borrowings under these programs.
Senior Notes
Interest is payable quarterly on the floating rate senior notes, annually on the euro-denominated fixed rate senior notes and semi-annually on all other senior notes. Each of the fixed rate senior notes may be redeemed at a redemption price of 100% of the principal amount plus a specified make-whole premium and accrued interest. Except for the euro-denominated floating rate senior notes, which may not be redeemed early, the floating rate senior notes may be redeemed in whole or in part on or after their applicable call dates at a redemption price of 100% of the principal amount plus accrued interest. The company is subject

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
to certain affirmative and negative covenants under the indentures governing the senior notes, the most restrictive of which limits the ability of the company to pledge principal properties as security under borrowing arrangements. The company was in compliance with all covenants at October 1, 2022.
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
October 2022 Debt Issuances
In the fourth quarter of 2022, the company issued the following senior notes:

(In millions)	Principal Value Issued
0.853% 3-Year Senior Notes, Due 10/20/2025 (yen-denominated)	¥22,300
1.054% 5-Year Senior Notes, Due 10/20/2027 (yen-denominated)	¥28,900
1.279% 7-Year Senior Notes, Due 10/19/2029 (yen-denominated)	¥4,700
1.490% 10-Year Senior Notes, Due 10/20/2032 (yen-denominated)	¥6,300
2.069% 20-Year Senior Notes, Due 10/20/2042 (yen-denominated)	¥14,600
2.382% 30-Year Senior Notes, Due 10/18/2052 (yen-denominated)	¥33,300

Note 8.    Commitments and Contingencies
Environmental Matters
The company is currently involved in various stages of investigation and remediation related to environmental matters. The company cannot predict all potential costs related to environmental remediation matters and the possible impact on future operations given the uncertainties regarding the extent of the required cleanup, the complexity and interpretation of applicable laws and regulations, the varying costs of alternative cleanup methods and the extent of the company’s responsibility. Expenses for environmental remediation matters related to the costs of installing, operating and maintaining groundwater-treatment systems and other remedial activities related to historical environmental contamination at the company’s domestic and international facilities were not material in any period presented. At October 1, 2022, there have been no material changes to the accruals for pending environmental-related matters disclosed in the company’s 2021 financial statements and notes included in the company’s Annual Report on Form 10-K. While management believes the accruals for environmental remediation are adequate based on current estimates of remediation costs, the company may be subject to additional remedial or compliance costs due to future events such as changes in existing laws and regulations, changes in agency direction or enforcement policies, developments in remediation technologies or changes in the conduct of the company’s operations, which could have a material adverse effect on the company’s financial position, results of operations and cash flows.
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
an unfavorable outcome that exceeds the company’s current accrual estimate, if any, for one or more of the matters described below could have a material adverse effect on the company’s results of operations, financial position and cash flows.
Product Liability, Workers Compensation and Other Personal Injury Matters
The company is involved in various proceedings and litigation that arise from time to time in connection with product liability, workers compensation and other personal injury matters. At October 1, 2022, there have been no material changes to the accruals for pending product liability, workers compensation, and other personal injury matters disclosed in the company’s 2021 financial statements and notes included in the company’s Annual Report on Form 10-K. Although the company believes that the amounts accrued and estimated insurance recoveries are probable and appropriate based on available information, including actuarial studies of loss estimates, the process of estimating losses and insurance recoveries involves a considerable degree of judgment by management and the ultimate amounts could vary, which could have a material adverse effect on the company’s results of operations, financial position, and cash flows. Insurance contracts do not relieve the company of its primary obligation with respect to any losses incurred. The collectability of amounts due from its insurers is subject to the solvency and willingness of the insurer to pay, as well as the legal sufficiency of the insurance claims. Management monitors the payment history as well as the financial condition and ratings of its insurers on an ongoing basis.

Note 9.    Comprehensive Income and Shareholders' Equity
Comprehensive Income (Loss)
Changes in each component of accumulated other comprehensive items, net of tax, are as follows:

(In millions)	Currency translation adjustment	Unrealized losses on hedging instruments	Pension and other postretirement benefit liability adjustment	Total
Balance at December 31, 2021	$(2,065)	$(35)	$(229)	$(2,329)
Other comprehensive items before reclassifications	(632)	—	13	(619)
Amounts reclassified from accumulated other comprehensive items	10	2	8	20
Net other comprehensive items	(622)	2	21	(599)
Balance at October 1, 2022	$(2,687)	$(33)	$(208)	$(2,928)
Shareholders’ Equity
In the fourth quarter of 2022, the company repurchased $1.00 billion of the company’s common stock (2.0 million shares).

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 10.    Fair Value Measurements and Fair Value of Financial Instruments
Fair Value Measurements
The following tables present information about the company’s financial assets and liabilities measured at fair value on a recurring basis:

	October 1,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
(In millions)	2022	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$1,395	$1,395	$—	$—
Investments	48	48	—	—
Warrants	12	—	12	—
Insurance contracts	152	—	152	—
Derivative contracts	167	—	167	—
Total assets	$1,774	$1,443	$331	$—

Liabilities
Derivative contracts	$2	$—	$2	$—
Contingent consideration	168	—	—	168
Total liabilities	$170	$—	$2	$168

	December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
(In millions)	2021	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$2,210	$2,210	$—	$—
Investments	298	298	—	—
Warrants	15	—	15	—
Insurance contracts	181	—	181	—
Derivative contracts	36	—	36	—
Total assets	$2,740	$2,508	$232	$—

Liabilities
Derivative contracts	$1	$—	$1	$—
Contingent consideration	317	—	—	317
Total liabilities	$318	$—	$1	$317
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
In the three and nine months ended October 1, 2022, the company recorded $13 million and $136 million, respectively, of net losses on investments which are included in other income/(expense) in the accompanying statement of income. In the three and nine months ended October 2, 2021, the company recorded $25 million and $23 million, respectively, of net gains on investments which are included in other income/(expense) in the accompanying statement of income.

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

	Three months ended		Nine months ended
	October 1,	October 2,	October 1,	October 2,
(In millions)	2022	2021	2022	2021
Contingent consideration
Beginning balance	$216	$149	$317	$70
Acquisitions (including assumed balances)	—	—	(18)	179
Payments	(32)	(1)	(64)	(43)
Changes in fair value included in earnings	(16)	23	(67)	(35)
Ending balance	$168	$171	$168	$171
Derivative Contracts
The following table provides the aggregate notional value of outstanding derivative contracts.

(In millions)	October 1, 2022	December 31, 2021
Notional amount
Cross-currency interest rate swaps - designated as net investment hedges	$900	$900
Currency exchange contracts	1,676	2,149
While certain derivatives are subject to netting arrangements with counterparties, the company does not offset derivative assets and liabilities within the balance sheet. The following tables present the fair value of derivative instruments in the accompanying balance sheet and statement of income.

	Fair value – assets		Fair value – liabilities
	October 1,	December 31,	October 1,	December 31,
(In millions)	2022	2021	2022	2021
Derivatives designated as hedging instruments
Cross-currency interest rate swaps (a)	$145	$25	$—	$—
Derivatives not designated as hedging instruments
Currency exchange contracts (b)	22	11	2	1
Total derivatives	$167	$36	$2	$1
(a)    The fair value of the cross-currency interest rate swaps is included in the accompanying balance sheet under the caption other assets or other long-term liabilities.
(b)    The fair value of the currency exchange contracts is included in the accompanying balance sheet under the captions other current assets or other accrued expenses.

	Gain (loss) recognized
	Three months ended		Nine months ended
	October 1,	October 2,	October 1,	October 2,
(In millions)	2022	2021	2022	2021
Fair value hedging relationships
Interest rate swaps
Hedged long-term obligations - included in other income/(expense)	$—	$—	$—	$25
Derivatives designated as hedging instruments - included in other income/(expense)	—	—	—	(3)
Derivatives designated as cash flow hedges
Interest rate swaps
Amount reclassified from accumulated other comprehensive items to other income/(expense)	(1)	(2)	(3)	(21)

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Gain (loss) recognized
	Three months ended		Nine months ended
	October 1,	October 2,	October 1,	October 2,
(In millions)	2022	2021	2022	2021
Financial instruments designated as net investment hedges
Foreign currency-denominated debt and other payables
Included in currency translation adjustment within other comprehensive items	658	297	1,691	673
Cross-currency interest rate swaps
Included in currency translation adjustment within other comprehensive items	46	20	120	52
Included in other income/(expense)	6	2	12	6
Derivatives not designated as hedging instruments
Currency exchange contracts
Included in cost of product revenues	3	7	15	8
Included in other income/(expense)	20	(8)	32	147
Gains and losses recognized on currency exchange contracts and the interest rate swaps designated as fair value hedges are included in the accompanying statement of income together with the corresponding, offsetting losses and gains on the underlying hedged transactions.
The company uses foreign currency-denominated debt, certain foreign-denominated payables, and cross-currency interest rate swaps to partially hedge its net investments in foreign operations against adverse movements in exchange rates. A portion of the company’s euro-denominated senior notes, certain foreign-denominated payables, and its cross-currency interest rate swaps have been designated as, and are effective as, economic hedges of part of the net investment in a foreign operation. Accordingly, foreign currency transaction gains or losses due to spot rate fluctuations on the euro-denominated debt instruments and certain foreign-denominated payables, and contract fair value changes on the cross-currency interest rate swaps, excluding interest accruals, are included in currency translation adjustment within other comprehensive items and shareholders’ equity.
See Note 1 to the consolidated financial statements for 2021 included in the company’s Annual Report on Form 10-K for additional information on the company’s risk management objectives and strategies.
Fair Value of Other Financial Instruments
The carrying value and fair value of the company’s debt instruments are as follows:

	October 1, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
(In millions)	value	value	value	value
Senior notes	$28,869	$25,036	$32,072	$33,449
Commercial paper	—	—	2,522	2,522
Other	72	72	76	76
	$28,941	$25,108	$34,670	$36,047
The fair value of debt instruments was determined based on quoted market prices and on borrowing rates available to the company at the respective period ends, which represent level 2 measurements.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 11.    Supplemental Cash Flow Information

	Nine months ended
(In millions)	October 1, 2022	October 2, 2021
Non-cash investing and financing activities
Acquired but unpaid property, plant and equipment	$213	$257
Fair value of acquisition contingent consideration	—	179
Declared but unpaid dividends	119	104
Issuance of stock upon vesting of restricted stock units	225	237
Cash, cash equivalents and restricted cash is included in the accompanying balance sheet as follows:

(In millions)	October 1, 2022	December 31, 2021
Cash and cash equivalents	$2,919	$4,477
Restricted cash included in other current assets	14	13
Restricted cash included in other assets	1	1
Cash, cash equivalents and restricted cash	$2,934	$4,491
Amounts included in restricted cash represent funds held as collateral for bank guarantees and incoming cash in China awaiting government administrative clearance.

Note 12.    Restructuring and Other Costs
In the first nine months of 2022, restructuring and other costs primarily included impairment of long-lived assets and continuing charges for headcount reductions and facility consolidations in an effort to streamline operations. In 2022, severance actions associated with facility consolidations and cost reduction measures affected approximately 0.5% of the company’s workforce.
As of November 4, 2022, the company has identified restructuring actions that will result in additional charges of approximately $85 million, primarily in 2022 and 2023, and expects to identify additional actions in future periods which will be recorded when specified criteria are met, such as communication of benefit arrangements or when the costs have been incurred.
Restructuring and other costs by segment are as follows:

	Three months ended	Nine months ended
(In millions)	October 1, 2022	October 1, 2022
Life Sciences Solutions	$5	$11
Analytical Instruments	2	6
Specialty Diagnostics	19	22
Laboratory Products and Biopharma Services	7	20
	$33	$59
The following table summarizes the changes in the company’s accrued restructuring balance, which is included in other accrued expenses in the accompanying balance sheet. Other amounts reported as restructuring and other costs in the accompanying statement of income have been summarized in the notes to the table.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(In millions)	Total (a)
Balance at December 31, 2021	$17
Net restructuring charges incurred in 2022 (b)	31
Payments	(30)
Currency translation	(1)
Balance at October 1, 2022	$17
(a)The movements in the restructuring liability principally consist of severance and other costs such as relocation and moving expenses associated with facility consolidations, as well as employee retention costs which are accrued ratably over the period through which employees must work to qualify for a payment.
(b)Excludes $28 million of net non-cash charges, primarily charges for impairment of long-lived assets.
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

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Consolidated Results

	Three months ended				Nine months ended
	October 1,	October 2,			October 1,	October 2,
(Dollars in millions except per share amounts)	2022	2021	Change		2022	2021	Change
Revenues	$10,677	$9,330	14%		$33,465	$28,509	17%
GAAP operating income	1,710	2,278	(25)%		6,532	7,490	(13)%
GAAP operating income margin	16.0%	24.4%	(8.4)	pt	19.5%	26.3%	(6.8)	pt
Adjusted operating income (non-GAAP measure)	2,370	2,778	(15)%		8,425	8,977	(6)%
Adjusted operating income margin (non-GAAP measure)	22.2%	29.8%	(7.6)	pt	25.2%	31.5%	(6.3)	pt
GAAP diluted earnings per share attributable to Thermo Fisher Scientific Inc.	3.79	4.79	(21)%		13.62	15.29	(11)%
Adjusted earnings per share (non-GAAP measure)	5.08	5.77	(12)%		17.84	18.58	(4)%
Organic Revenue Growth

	Three months ended	Nine months ended
	October 1, 2022	October 1, 2022
Revenue growth	14%	17%
Impact of acquisitions	20%	19%
Impact of currency translation	(5)%	(3)%
Organic revenue growth* (non-GAAP measure)	(1)%	1%
*    Results may not sum due to rounding
Since 2020, the Life Sciences Solutions and Specialty Diagnostics segments as well as the laboratory products business have supported COVID-19 diagnostic testing, scaling and evolving their molecular diagnostics solutions and plastic consumables businesses to respond to the ongoing COVID-19 pandemic. The biosciences and bioproduction businesses have expanded their capacity to meet the needs of pharma and biotech customers as they have expanded their own production volumes to meet global vaccine manufacturing requirements. Additionally, our pharma services business has provided our pharma and biotech customers with the services they needed to develop and produce vaccines and therapies globally. While these positive impacts are expected to continue through 2022, the duration and extent of future revenues from such sales are uncertain and dependent primarily on customer testing as well as therapy and vaccine demand. Sales of products related to COVID-19 testing were $0.44 billion and $1.57 billion in the third quarter of 2022 and 2021, respectively, and $2.75 billion and $5.44 billion in the first nine months of 2022 and 2021, respectively.
During the third quarter and first nine months of 2022, demand from pharma and biotech customers was very strong, driven by our unique value proposition and trusted partner status. We saw growth in the academic and government market as we remain well positioned to meet customer needs. The industrial and applied market was strong, driven by robust demand for our analytical instruments. The diagnostics and healthcare market declined due to decreased demand for COVID-19 testing products. During the third quarter and first nine months of 2022, strong sales growth in North America and the Asia Pacific region, including China, was partially offset by a decline in COVID-19 testing demand. In Europe, sales declined during the third quarter and first nine months of 2022 due to lower COVID-19 testing demand. Contributions to organic revenue during the third quarter and first nine months of 2022 were driven by the Laboratory Products and Biopharma Services and Analytical Instruments segments, as offset by the Life Sciences Solutions and Specialty Diagnostics segments.
The company continues to execute its proven growth strategy which consists of three pillars:
•Developing high-impact, innovative new products,
•Leveraging our scale in high-growth and emerging markets, and
•Delivering a unique value proposition to our customers.
GAAP operating income margin and adjusted operating income margin decreased in the third quarter and first nine months of 2022 due primarily to lower COVID-19 testing volumes, continued strategic growth investments, and the expected impact of incorporating recent acquisitions. This was partially offset by strong pricing realization across all segments to address higher inflation while also driving strong productivity. GAAP operating income margin in 2022 was also impacted by higher amortization expense as a result of 2021 acquisitions.

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

	Three months ended		Nine months ended
	October 1,	October 2,	October 1,	October 2,
(Dollars in millions)	2022	2021	2022	2021
Revenues
Life Sciences Solutions	$2,962	$3,721	$10,485	$11,481
Analytical Instruments	1,621	1,476	4,746	4,344
Specialty Diagnostics	1,065	1,362	3,648	4,212
Laboratory Products and Biopharma Services	5,585	3,487	16,564	10,667
Eliminations	(556)	(716)	(1,978)	(2,195)
Consolidated revenues	$10,677	$9,330	$33,465	$28,509

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Life Sciences Solutions

	Three months ended					Organic* (non-GAAP measure)
(Dollars in millions)	October 1, 2022	October 2, 2021	Total Change	Currency Translation	Acquisitions/ Divestitures
Revenues	$2,962	$3,721	(20)%	(4)%	1%	(17)%
Segment income	1,039	1,821	(43)%
Segment income margin	35.1%	48.9%	-13.8 pt
The decrease in organic revenues in the third quarter of 2022 was primarily due to lower revenue in the genetic sciences business, driven by moderation in testing demand to diagnose COVID-19, partially offset by very strong growth in the bioproduction business. The decrease in segment income margin resulted primarily from unfavorable business mix and strategic growth investments, partially offset by productivity improvements.

	Nine months ended					Organic* (non-GAAP measure)
(Dollars in millions)	October 1, 2022	October 2, 2021	Total Change	Currency Translation	Acquisitions/ Divestitures
Revenues	$10,485	$11,481	(9)%	(3)%	2%	(7)%
Segment income	4,542	5,818	(22)%
Segment income margin	43.3%	50.7%	-7.4 pt
The decrease in organic revenues in the first nine months of 2022 was primarily due to lower revenue in the genetic sciences business, driven by moderation in testing demand to diagnose COVID-19, partially offset by very strong growth in the bioproduction business. The decrease in segment income margin resulted primarily from business mix and strategic growth investments, partially offset by productivity improvements.
Analytical Instruments

	Three months ended					Organic* (non-GAAP measure)
(Dollars in millions)	October 1, 2022	October 2, 2021	Total Change	Currency Translation	Acquisitions/ Divestitures
Revenues	$1,621	$1,476	10%	(6)%	—%	16%
Segment income	386	264	47%
Segment income margin	23.8%	17.8%	6.0 pt
The increase in organic revenues in the third quarter of 2022 was driven by increased demand across each of the segment’s businesses, with particular strength in the chromatography and mass spectrometry and electron microscopy businesses. The increase in segment income margin resulted primarily from profit on higher sales, favorable business mix, and productivity improvements, offset in part by strategic growth investments.

	Nine months ended					Organic* (non-GAAP measure)
(Dollars in millions)	October 1, 2022	October 2, 2021	Total Change	Currency Translation	Acquisitions/ Divestitures
Revenues	$4,746	$4,344	9%	(4)%	—%	13%
Segment income	1,031	816	26%
Segment income margin	21.7%	18.8%	2.9 pt
The increase in organic revenues in the first nine months of 2022 was due to increased demand across all the segment’s businesses, with particular strength in the electron microscopy and chromatography and mass spectrometry businesses. The increase in segment income margin resulted primarily from profit on higher sales, productivity improvements and business mix, offset in part by strategic growth investments.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Specialty Diagnostics

	Three months ended					Organic* (non-GAAP measure)
(Dollars in millions)	October 1, 2022	October 2, 2021	Total Change	Currency Translation	Acquisitions/ Divestitures
Revenues	$1,065	$1,362	(22)%	(3)%	—%	(19)%
Segment income	220	310	(29)%
Segment income margin	20.6%	22.7%	-2.1 pt
The decrease in organic revenues in the third quarter of 2022 was due to decreased demand, primarily driven by products addressing diagnosis of COVID-19, partially offset by growth in the transplant diagnostics and immunodiagnostics businesses. The impact of lower COVID-19 testing volume on segment income margin was partially offset by positive business mix and productivity improvements. Segment income margin in the third quarter of 2021 was also impacted by a $13 million credit to cost of product revenue as a result of changing the method of accounting for inventories.

	Nine months ended					Organic* (non-GAAP measure)
(Dollars in millions)	October 1, 2022	October 2, 2021	Total Change	Currency Translation	Acquisitions/ Divestitures
Revenues	$3,648	$4,212	(13)%	(3)%	—%	(11)%
Segment income	816	983	(17)%
Segment income margin	22.4%	23.3%	-0.9 pt
The decrease in organic revenues in the first nine months of 2022 was due to decreased demand, primarily driven by products addressing diagnosis of COVID-19, partially offset by growth in the immunodiagnostics and transplant diagnostics businesses. The decrease in segment income margin was primarily due to lower COVID-19 testing volume, largely offset by productivity improvements and positive business mix. Segment income margin in the first nine months of 2021 was also impacted by a $13 million credit to cost of product revenue as a result of changing the method of accounting for inventories.
Laboratory Products and Biopharma Services

	Three months ended					Organic* (non-GAAP measure)
(Dollars in millions)	October 1, 2022	October 2, 2021	Total Change	Currency Translation	Acquisitions/ Divestitures
Revenues	$5,585	$3,487	60%	(5)%	53%	12%
Segment income	725	383	89%
Segment income margin	13.0%	11.0%	2.0 pt
The increase in organic revenues in the third quarter of 2022 was primarily due to higher sales across each of the segment’s businesses, with particular strength in the pharma services business and research and safety market channel. The acquisition of PPD, the company’s clinical research business, contributed $1.82 billion of revenue during the third quarter of 2022. The increase in segment income margin was primarily due to favorable business mix, productivity improvements, and the benefit of recent acquisitions, partially offset by strategic growth investments. Segment income margin in the third quarter of 2021 was also impacted by a $20 million credit to cost of product revenue as a result of changing the method of accounting for inventories.

	Nine months ended					Organic* (non-GAAP measure)
(Dollars in millions)	October 1, 2022	October 2, 2021	Total Change	Currency Translation	Acquisitions/ Divestitures
Revenues	$16,564	$10,667	55%	(3)%	49%	9%
Segment income	2,036	1,360	50%
Segment income margin	12.3%	12.8%	-0.5 pt
The increase in organic revenues in the first nine months of 2022 was primarily due to higher sales across each of the segment’s businesses, with particular strength in the research and safety market channel and pharma services business. The acquisition of PPD, the company’s clinical research business, contributed $5.20 billion of revenue during the first nine months of 2022. The decrease in segment income margin was primarily due to strategic growth investments and business mix, offset in part by the benefit of recent acquisitions. Segment income margin in the first nine months of 2021 was also impacted by a $20 million credit to cost of product revenue as a result of changing the method of accounting for inventories.
*    Results may not sum due to rounding

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Non-operating Items

	Three months ended		Nine months ended
	October 1,	October 2,	October 1,	October 2,
(Dollars in millions)	2022	2021	2022	2021
Net interest expense	$105	$119	$335	$343
GAAP other income/(expense)	(4)	18	(139)	(168)
Adjusted other income/(expense) (non-GAAP measure)	10	13	24	32
GAAP tax rate	1.9%	12.4%	8.8%	13.0%
Adjusted tax rate (non-GAAP measure)	11.8%	14.2%	13.1%	14.9%
Net interest expense (interest expense less interest income) decreased due primarily to lower average interest rates on debt and higher average interest rates on cash balances, partially offset by the increase in debt to finance the acquisition of PPD and for general corporate purposes. See additional discussion under the caption “Liquidity and Capital Resources” below.
GAAP other income/(expense) and adjusted other income/(expense) includes currency transaction gains, losses on non-operating monetary assets and liabilities, and net periodic pension benefit cost/income, excluding the service cost component. GAAP other income/(expense) in the third quarter and first nine months of 2022 also includes $12 million and $135 million, respectively, of net losses on investments. GAAP other income/(expense) in the third quarter and first nine months of 2021 also includes $25 million and $23 million, respectively, of net gains on investments. In the first nine months of 2022 and 2021 GAAP other income/(expense) also includes $26 million and $197 million, respectively, of losses on the early extinguishment of debt (Note 7).
The company’s GAAP and adjusted tax rates decreased in 2022 compared to 2021 primarily due to releases of valuation allowances of $189 million in the first nine months of 2022 in jurisdictions where the deferred tax assets are now expected to be realized. The company’s 2022 GAAP tax rate was also impacted by changes in tax rates and higher amortization expense as a result of 2021 acquisitions, as well as a net benefit of $208 million resulting from tax audit settlements in the third quarter of 2022 (see Note 5). During the third quarter and first nine months of 2021 the company recorded income tax benefits on intra-entity transactions of $96 million and $258 million, respectively.
The effective tax rates in both 2022 and 2021 were also affected by relatively significant earnings in lower tax jurisdictions. Due primarily to the non-deductibility of intangible asset amortization for tax purposes, the company’s cash payments for income taxes are higher than its income tax expense for financial reporting purposes and are expected to total approximately $1.35 billion in 2022.
The company expects its GAAP effective tax rate in 2022 will be between 8% and 10% based on currently forecasted rates of profitability in the countries in which the company conducts business and expected generation of foreign tax credits. The effective tax rate can vary significantly from period to period as a result of discrete income tax factors and events. The company expects its adjusted tax rate will be between 13% and 13.5% in 2022.
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

(In millions)	October 1, 2022	December 31, 2021
Cash and cash equivalents	$2,919	$4,477
Total debt	29,160	34,870
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
As of October 1, 2022, the company’s short-term debt totaled $1.01 billion. The company has a revolving credit facility with a bank group that provides up to $5.00 billion of unsecured multi-currency revolving credit (Note 7). If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of October 1, 2022, no borrowings were outstanding under the company’s revolving credit facility, although available capacity was reduced by immaterial outstanding letters of credit.

	Nine months ended
(In millions)	October 1, 2022	October 2, 2021
Net cash provided by operating activities	$5,667	$6,855
Net cash used in investing activities	(1,634)	(3,240)
Net cash used in financing activities	(5,201)	(1,886)
Free cash flow (non-GAAP measure)	3,992	5,172
Operating Activities
During the first nine months of 2022, cash provided by income was offset in part by investments in working capital. An increase in inventories used cash of $1.12 billion, primarily to support growth in sales. Changes in other assets and other liabilities used cash of $0.73 billion primarily due to the timing of payments for compensation. Cash payments for income taxes were $1.05 billion during the first nine months of 2022.
During the first nine months of 2021, cash provided by income was offset in part by investments in working capital. An increase in inventories used cash of $0.92 billion, primarily to support growth in sales. Changes in other assets and other liabilities used cash of $0.58 billion primarily due to the timing of payments for compensation and income taxes. Cash payments for income taxes were $1.56 billion during the first nine months of 2021.
Investing Activities
During the first nine months of 2022, acquisitions used cash of $0.04 billion. The company’s investing activities also included the purchase of $1.69 billion of property, plant and equipment for capacity and capability investments.
During the first nine months of 2021, acquisitions used cash of $1.52 billion. The company’s investing activities also included the purchase of $1.69 billion of property, plant and equipment for capacity and capability investments.
Financing Activities
During the first nine months of 2022, repayment of senior notes and net commercial paper activity used cash of $0.38 billion and $2.46 billion, respectively. The company’s financing activities also included the repurchase of $2.00 billion of the company’s common stock (3.3 million shares) and the payment of $0.34 billion in cash dividends. On September 23, 2021, the Board of Directors authorized the repurchase of up to $3.00 billion of the company’s common stock. In the fourth quarter of 2022, the company repurchased $1.00 billion of the company’s common stock (2.0 million shares), depleting the 2021 authorization. As discussed in Note 7, in October 2022 the company issued senior notes for net proceeds of $735 million.
During the first nine months of 2021 repayment of senior notes used cash of $2.80 billion. Issuance of debt provided $3.12 billion of cash. The company’s financing activities also included the repurchase of $2.00 billion of the company’s common stock (4.1 million shares) and the payment of $0.29 billion in cash dividends.
The company’s commitments for purchases of property, plant and equipment, contractual obligations and other commercial commitments did not change materially subsequent to December 31, 2021, except for the agreement to acquire The Binding Site Group. The company expects that for all of 2022, expenditures for property, plant and equipment, net of disposals, will be between $2.3 and $2.5 billion.

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
•Costs/income associated with restructuring activities and large-scale abandonments of product lines, such as reducing overhead and consolidating facilities. We exclude these costs because we believe that the costs related to restructuring activities and large-scale abandonment of product lines are not indicative of our normal operating costs.
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
The non-GAAP financial measures of the company’s results of operations and cash flows included in this Form 10-Q are not meant to be considered superior to or a substitute for the company’s results of operations prepared in accordance with GAAP. Reconciliations of such non-GAAP financial measures to the most directly comparable GAAP financial measures are set forth within the “Overview” and “Results of Operations” sections and below.

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

	Three months ended		Nine months ended
	October 1,	October 2,	October 1,	October 2,
(Dollars in millions except per share amounts)	2022	2021	2022	2021
Reconciliation of adjusted operating income
GAAP operating income	$1,710	$2,278	$6,532	$7,490
Cost of revenues adjustments (a)	22	—	41	8
Selling, general and administrative expenses adjustments (b)	11	59	(10)	33
Restructuring and other costs (c)	33	18	59	151
Amortization of acquisition-related intangible assets	594	423	1,803	1,295
Adjusted operating income (non-GAAP measure)	$2,370	$2,778	$8,425	$8,977

Reconciliation of adjusted operating income margin
GAAP operating income margin	16.0%	24.4%	19.5%	26.3%
Cost of revenues adjustments (a)	0.2%	0.0%	0.1%	0.0%
Selling, general and administrative expenses adjustments (b)	0.1%	0.6%	0.0%	0.1%
Restructuring and other costs (c)	0.3%	0.2%	0.2%	0.5%
Amortization of acquisition-related intangible assets	5.6%	4.6%	5.4%	4.6%
Adjusted operating income margin (non-GAAP measure)	22.2%	29.8%	25.2%	31.5%

Reconciliation of adjusted other income/(expense)
GAAP other income/(expense)	$(4)	$18	$(139)	$(168)
Adjustments (d)	14	(5)	163	200
Adjusted other income/(expense) (non-GAAP measure)	$10	$13	$24	$32

Reconciliation of adjusted tax rate
GAAP tax rate	1.9%	12.4%	8.8%	13.0%
Adjustments (e)	9.9%	1.8%	4.3%	1.9%
Adjusted tax rate (non-GAAP measure)	11.8%	14.2%	13.1%	14.9%

Reconciliation of adjusted earnings per share
GAAP diluted earnings per share (EPS) attributable to Thermo Fisher Scientific Inc.	$3.79	$4.79	$13.62	$15.29
Cost of revenues adjustments (a)	0.06	—	0.11	0.02
Selling, general and administrative expenses adjustments (b)	0.03	0.15	(0.02)	0.08
Restructuring and other costs (c)	0.08	0.04	0.15	0.38
Amortization of acquisition-related intangible assets	1.50	1.06	4.56	3.26
Other income/expense adjustments (d)	0.04	(0.01)	0.41	0.50
Provision for income taxes adjustments (e)	(0.60)	(0.27)	(1.35)	(0.96)
Equity in earnings/losses of unconsolidated entities	0.18	0.01	0.36	0.01
Adjusted EPS (non-GAAP measure)	$5.08	$5.77	$17.84	$18.58

Reconciliation of free cash flow
GAAP net cash provided by operating activities	$1,937	$2,650	$5,667	$6,855
Purchases of property, plant and equipment	(547)	(524)	(1,693)	(1,692)
Proceeds from sale of property, plant and equipment	4	4	18	9
Free cash flow (non-GAAP measure)	$1,394	$2,130	$3,992	$5,172

THERMO FISHER SCIENTIFIC INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

(a) Adjusted results in 2022 and 2021 exclude charges for the sale of inventories revalued at the date of acquisition. Adjusted results in the third quarter of 2022 also exclude $22 million of charges for inventory write-downs associated with large-scale abandonment of product lines.

(b) Adjusted results exclude certain third-party expenses, principally transaction/integration costs related to recent acquisitions, charges/credits for changes in estimates of contingent acquisition consideration and charges associated with product liability litigation.

(c) Adjusted results exclude restructuring and other costs consisting principally of severance, impairment of long-lived assets, abandoned facility and other expenses of headcount reductions within several businesses and real estate consolidations. Adjusted results in the third quarter of 2021 also exclude $4 million of credits for the settlement of environmental-related matters, offset in part by $3 million of net charges for pre-acquisition related matters. Adjusted results in the first nine months of 2021 also exclude $13 million of charges for compensation due to employees at recently acquired businesses at the date of acquisition and $110 million of charges for impairment of acquired technology.

(d) Adjusted results exclude net gains/losses on investments. Adjusted results in the first nine months of 2022 and 2021 also exclude $26 million and $197 million, respectively, of losses on the early extinguishment of debt. Adjusted results in the third quarter of and first nine months of 2021 also exclude $20 million and $26 million, respectively, of amortization of bridge loan commitment fees related to a pending acquisition.

(e) Adjusted provision for income taxes in 2022 and 2021 excludes incremental tax impacts for the reconciling items between GAAP and adjusted net income, incremental tax impacts as a result of tax rate/law changes and the tax impacts from audit settlements (including a $658 million benefit from an audit settlement in the third quarter of 2022). Adjusted results in the third quarter of 2022 also exclude a $423 million charge for the impact of deferred tax realizability assessments as a result of audit settlements.

Critical Accounting Policies and Estimates
Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements of the company’s Annual Report on Form 10-K for 2021 describe the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no significant changes in the company’s critical accounting policies during the first nine months of 2022.

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
Changes in Internal Control over Financial Reporting
There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended October 1, 2022, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

THERMO FISHER SCIENTIFIC INC.
PART II    OTHER INFORMATION
Item 1.    Legal Proceedings
There are various lawsuits and claims against the company involving product liability, intellectual property, employment and commercial issues. See Note 8 to our Condensed Consolidated Financial Statements under the heading “Commitments and Contingencies.”

Item 1A.    Risk Factors
The risks that we believe are material to our investors are discussed in the company’s Annual Report on Form 10-K for the year ended December 31, 2021 under the caption “Risk Factors,” which is on file with the SEC.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
There was no share repurchase activity for the company's third quarter of 2022. On September 23, 2021, the Board of Directors authorized the repurchase of up to $3.00 billion of the company’s common stock. In the fourth quarter of 2022, the company repurchased $1.00 billion of the company’s common stock (2.0 million shares), depleting the 2021 authorization.

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

Date:	November 4, 2022	THERMO FISHER SCIENTIFIC INC.

/s/ Stephen Williamson
Stephen Williamson
Senior Vice President and Chief Financial Officer

/s/ Joseph R. Holmes
Joseph R. Holmes
Vice President and Chief Accounting Officer