Form 10-K
period 2022-12-31
THERMO FISHER SCIENTIFIC INC.
filed 2023-02-23
CIK 97745

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2022 or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number 1-8002
THERMO FISHER SCIENTIFIC INC.
(Exact name of Registrant as specified in its charter)

Delaware	04-2209186
(State of incorporation)	(I.R.S. Employer Identification No.)
168 Third Avenue
Waltham, Massachusetts 02451
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (781) 622-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value	TMO	New York Stock Exchange
0.750% Notes due 2024	TMO 24A	New York Stock Exchange
0.125% Notes due 2025	TMO 25B	New York Stock Exchange
2.000% Notes due 2025	TMO 25	New York Stock Exchange
3.200% Notes due 2026	TMO 26B	New York Stock Exchange
1.400% Notes due 2026	TMO 26A	New York Stock Exchange
1.450% Notes due 2027	TMO 27	New York Stock Exchange
1.750% Notes due 2027	TMO 27B	New York Stock Exchange
0.500% Notes due 2028	TMO 28A	New York Stock Exchange
1.375% Notes due 2028	TMO 28	New York Stock Exchange
1.950% Notes due 2029	TMO 29	New York Stock Exchange
0.875% Notes due 2031	TMO 31	New York Stock Exchange
2.375% Notes due 2032	TMO 32	New York Stock Exchange
3.650% Notes due 2034	TMO 34	New York Stock Exchange
2.875% Notes due 2037	TMO 37	New York Stock Exchange
1.500% Notes due 2039	TMO 39	New York Stock Exchange
1.875% Notes due 2049	TMO 49	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months. Yes ☒  No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.      Large accelerated filer ☒             Accelerated filer ☐             Non-accelerated filer ☐ Smaller reporting company ☐        Emerging growth company ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of July 1, 2022, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $214,582,365,000 (based on the last reported sale of common stock on the New York Stock Exchange Composite Tape reporting system on July 1, 2022).
As of February 4, 2023, the Registrant had 385,430,077 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Sections of Thermo Fisher’s definitive Proxy Statement for the 2023 Annual Meeting of Shareholders are incorporated by reference into Parts II and III of this report.

THERMO FISHER SCIENTIFIC INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

THERMO FISHER SCIENTIFIC INC.
PART I

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
Item 1.    Business
Description of Business
Thermo Fisher Scientific Inc. (also referred to in this document as “Thermo Fisher,” “we,” the “company,” or the “registrant”) is the world leader in serving science. Our Mission is to enable our customers to make the world healthier, cleaner and safer. We serve customers working in pharmaceutical and biotech companies, hospitals and clinical diagnostic labs, universities, research institutions and government agencies, as well as environmental, industrial, research and development, quality and process control settings. Our global team delivers an unrivaled combination of innovative technologies, purchasing convenience and pharmaceutical services through our industry-leading brands, including Thermo Scientific, Applied Biosystems, Invitrogen, Fisher Scientific, Unity Lab Services, Patheon and PPD.
We continuously increase our depth of capabilities across our broad portfolio of innovative products and services and leverage our extensive global channels to address our customers’ needs. We do this through organic investments in research and development, capacity, and through acquisitions. Our goal is to enable our customers to be more productive in an increasingly competitive business environment and enabling them to advance their important work.
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
Our biosciences business includes reagents, instruments and consumables that help our customers conduct biological and medical research in areas such as molecular biology and protein biology, discover new drugs and vaccines, and diagnose infection and disease. Our genetic sciences business combines a wide variety of instruments and related reagents used to provide high-value genomic solutions to assist customer decisions in the research, clinical, healthcare and applied markets. Our clinical next-generation sequencing (NGS) business focuses on delivering simple, fast and cost-effective NGS technology for a range of applications with a particular focus on oncology. Our bioproduction business supports developers and manufacturers of biological-based therapeutics and vaccines with a portfolio of premium solutions and services focused on upstream cell

THERMO FISHER SCIENTIFIC INC.
culture, downstream purification, analytics for detection and quantitation of process/product impurities, and a suite of single-use solutions spanning the biologics workflow.
Analytical Instruments Segment
Through our Analytical Instruments segment, we provide a broad offering of instruments and the supporting consumables, software and services that are used for a range of applications. These products and services are used by customers in pharmaceutical, biotechnology, academic, government, environmental and other research and industrial markets, as well as the clinical laboratory. This segment includes three primary businesses – Chromatography and Mass Spectrometry, Chemical Analysis, and Electron Microscopy.
Our chromatography and mass spectrometry business develops and provides analytical instrumentation for organic and inorganic sample analysis across both applied technologies and scientific research. Our chemical analysis products fall into three main categories: production, process and analytics; field and safety instruments; and environmental and process instruments. Our electron microscopy business serves customers in the life sciences, materials science, and semiconductor markets providing integrated workflows that power research development and production solutions.
Specialty Diagnostics Segment
Our Specialty Diagnostics segment offers a wide range of diagnostic test kits, reagents, culture media, instruments and associated products to serve customers in healthcare, clinical, pharmaceutical, industrial, and food safety laboratories. Our healthcare products are used to increase the speed and accuracy of diagnoses, which improves patient care in a more cost-efficient manner. This segment has five primary businesses – Clinical Diagnostics, ImmunoDiagnostics, Microbiology, Transplant Diagnostics and our Healthcare Market Channel.
Our clinical diagnostics products include a broad offering of liquid, ready-to-use and lyophilized immunodiagnostic reagent kits, calibrators, controls and calibration verification fluids. Such products are used for, among other things, drugs-of-abuse testing, therapeutic drug monitoring, thyroid hormone testing, serum toxicity, first trimester screening, and tumor markers testing. Our immunodiagnostics offerings include developing, manufacturing and marketing complete blood-test systems to support the clinical diagnosis and monitoring of allergy, asthma and autoimmune diseases. Our microbiology offerings include dehydrated and prepared culture media, collection and transport systems, instrumentation and consumables to detect pathogens in blood, diagnostic and rapid direct specimen tests, quality-control products and associated products for the microbiology laboratory. Our transplant diagnostics products include human leukocyte antigen (HLA) typing and testing for the organ transplant market. Our healthcare market channel offerings include a broad array of consumables, diagnostic kits and reagents, equipment, instruments, solutions and services for hospitals, clinical laboratories, reference laboratories, physicians’ offices and other clinical testing facilities.
Laboratory Products and Biopharma Services Segment
Our Laboratory Products and Biopharma Services segment offers virtually everything needed for the laboratory. Our unique combination of self-manufactured and sourced products and extensive service offering enables our customers to focus on their core activities and helps them to be more efficient, productive and cost-effective. The segment also includes a comprehensive offering of outsourced services used by the pharmaceutical and biotech industries for drug development, clinical research, clinical trials services and commercial drug manufacturing. We serve the pharmaceutical, biotechnology, academic, medical device, government and other research and industrial markets, as well as the clinical laboratory market through five key businesses: Laboratory Products, Laboratory Chemicals, Research and Safety Market Channel, Pharma Services and Clinical Research.
Our laboratory products are used for life science research and drug discovery and development to advance the prevention and cure of diseases and enhance quality of life. Our laboratory chemicals offering comprises a broad range of chemicals, solvents and reagents supporting virtually every laboratory application – from research and drug discovery to development and manufacturing. Our research and safety market channel offers a mix of products that are manufactured by Thermo Fisher, by third parties for us on a private-label basis, and by third parties under their brands but offered for sale through us. Our pharma services business provides the entire spectrum of development, manufacturing and clinical trials services for both small-molecule and large-molecule pharmaceuticals. Our clinical research business offers comprehensive, integrated clinical development and analytical services including all phases of development (i.e., Phases I-IV), peri- and post-approval and site and patient access services.
During 2022, the Life Sciences Solutions and Specialty Diagnostics segments as well as the laboratory products business continued to support COVID-19 diagnostic testing, scaling and evolving their molecular diagnostics solutions and plastic consumables businesses to respond to the on-going COVID-19 pandemic. The biosciences, bioproduction and laboratory equipment and consumables businesses also leveraged their capacity to meet the needs of pharma and biotech customers as they

THERMO FISHER SCIENTIFIC INC.
rapidly expanded their own production volumes to meet global vaccine manufacturing requirements. Additionally, through our pharma services business, we provided our pharma and biotech customers with the services they needed to develop and produce vaccines and therapies globally.
Sales and Marketing
We market and sell our products and services through a direct sales force, customer-service professionals, electronic commerce and third-party distributors. Our global team delivers a combination of innovative technologies, purchasing convenience and pharmaceutical services through our industry-leading brands, including Thermo Scientific, Applied Biosystems, Invitrogen, Fisher Scientific, Unity Lab Services, Patheon and PPD.
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
Seasonal Influences
Revenues in the fourth quarter are historically stronger than in other quarters due to the capital spending patterns of industrial, pharmaceutical and government customers. Sales of seasonal products, such as COVID-19, allergy and flu tests and related diagnostic products, vary quarter to quarter and year to year.
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

THERMO FISHER SCIENTIFIC INC.
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
Our Fair Lawn and Somerville, New Jersey facilities entered into administrative consent orders with the New Jersey Department of Environmental Protection in 1984 to maintain groundwater-remediation activities at these sites, and are currently under the State’s Licensed Site Remediation Professional Program. As the owner of the Fair Lawn facility, we are listed as a potentially responsible party for remediation within an area called the Fair Lawn Wellfields Superfund Site, and, in 2008, the company and certain other parties entered into a consent order with the USEPA to complete a Remedial Investigation/Feasibility Study. In 2018, the USEPA issued a Record of Decision, setting forth the scope of required remediation work at the site, which includes upgrading a water treatment plant to address constituents such as chlorinated organic compounds, 1,4-dioxane, and perfluorooctanoic acid/perfluorooctane sulfonate (PFOA/PFOS). In 2020, the court approved a consent decree that requires the company and another responsible party to finance and perform the required remediation work with USEPA oversight, which has been ongoing and is pending USEPA’s approval of the water treatment plant design.
In 2011, our Life Technologies subsidiary entered into a consent decree with the USEPA and other responsible parties to implement a groundwater remedy at the former Davis Landfill Superfund site in Smithfield, Rhode Island. After years of additional study, in September, 2020, USEPA revised its cleanup plan by selecting an interim remedial approach that includes groundwater treatment followed by additional monitoring of site conditions. Depending on the results of these treatment and monitoring activities over the next several years, USEPA anticipates selecting a final groundwater remedy for the site. In November 2021, the 2011 consent decree was amended to reflect the parties’ obligations to implement USEPA’s interim remedy, for which pre-design work commenced during 2022.
We record accruals for environmental liabilities based on current interpretations of environmental laws and regulations when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. We calculate estimates based upon several factors, including reports prepared by environmental specialists and management’s knowledge and experience with these environmental matters. We include in these estimates potential costs for investigation, remediation and operation and maintenance of cleanup sites. Accrued liabilities for environmental matters totaled $75 million at December 31, 2022.
These environmental liabilities do not include third-party recoveries to which we may be entitled. We believe that our accrual is adequate for the environmental liabilities we currently expect to incur. As a result we believe that our ultimate

THERMO FISHER SCIENTIFIC INC.
liability with respect to environmental matters will not have a material adverse effect on our financial position, results of operations or cash flows. However, we may be subject to remedial or compliance costs due to future events, such as changes in existing laws and regulations, changes in agency direction or enforcement policies, developments in remediation technologies, changes in the conduct of our operations, and the effect of changes in accounting rules, which could have a material adverse effect on our financial position, results of operations or cash flows. For a discussion of the environmental laws and regulations that the Company’s operations, products and services are subject to and other environmental contingencies, refer to Note 12 to our Consolidated Financial Statements.
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
We are committed to maintaining the strongest team in our industry, focusing on developing and retaining our colleagues, while leveraging our leadership to attract new colleagues to our company. As of December 31, 2022, we employed approximately 130,000 colleagues globally, with an approximate regional distribution as follows: 67,000 based in the Americas, 21,000 in the Asia Pacific region, and nearly 42,000 in Europe, the Middle East and Africa (EMEA).
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
Diversity and Inclusion (D&I) is not an initiative at Thermo Fisher. It’s woven into the fabric of our culture, and our colleagues are encouraged to openly share the wide range of perspectives they represent. We work together to create an

THERMO FISHER SCIENTIFIC INC.
inclusive culture where our colleagues feel they belong and are empowered to contribute, collaborate and innovate. Embracing individual differences is critical to our success. For example, Thermo Fisher was named as a Top Female Friendly Company, Best Employer for Women, and Best Employer for Veterans by Forbes in 2022, Best Place to Work for Disability Inclusion, as well as a Best Place to Work for LGBTQ Equality for the seventh consecutive year. Establishing this kind of environment is critical in empowering our colleagues so they can contribute their best ideas and bring their true selves to work each day.
Our D&I focus is embedded in every stage of our colleague lifecycle – from recruiting to onboarding, training, development and longer-term career planning. We track our progress on our D&I strategic objectives through a core set of metrics that are reviewed during routine business operating mechanisms, including Quarterly Business Reviews, Human Resource Reviews, Board Reviews and through team dashboards that are shared each month with leaders across the company. This enables frequent, meaningful, data-driven discussions across our businesses and functions on a range of D&I factors, including gender and ethnic representation. This approach also ensures we consistently prioritize our opportunities to improve. We understand the critical role diversity plays in sustained business success, and our teams are empowered to ensure our workforce represents the customers we serve. Further, to provide additional transparency to our U.S. workforce demographics, following our report submission to the U.S. Equal Employment Opportunity Commission, we disclose our EEO-1 report on our website each year.
We are committed to ensuring our colleagues have access to resources, awareness training and internal networks that offer support and guidance. Our D&I strategy is greatly enabled by our Business Resource Groups (BRGs), which bring together individuals with similar interests to share experiences, learn from each other and collaborate to identify solutions to business challenges. Our BRGs reinforce that all colleagues can make a difference for our customers, for each other and for our company. As of December 31, 2022, we had 9 global BRGs, with more than 230 local BRG chapters.
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
Total Rewards
We offer a comprehensive total rewards package that we regularly evaluate and measure against established benchmarks to ensure its effectiveness in recruiting and retention, and to position Thermo Fisher as an employer of choice. In 2022, we reinvested approximately $350 million of additional compensation payments to our colleagues to help them with the temporary impacts of high inflation.
Our health and wellness programs provide competitive, flexible programs that our global colleagues and their families can count on. For example, for U.S. colleagues, we offer a choice of comprehensive national medical, dental and vision plans; a

THERMO FISHER SCIENTIFIC INC.
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
Disclosure Pursuant to Section 13(r) of the Exchange Act
The Russian Federal Security Service (the FSB) is designated as a blocked party under Executive Order 13382. While we have paused sales and manufacturing operations in Russia and Belarus, in the normal course of business, as authorized by General License 1B issued by the U.S. Department of the Treasury’s Office of Foreign Assets Control, our Russian affiliate responds to regulatory inquiries from the FSB and otherwise engages with the FSB as a licensing authority. These interactions did not result in any revenue or otherwise contribute to our net income for the quarter. Our Russian affiliate may respond to similar regulatory inquiries and otherwise continue to engage with the FSB as a licensing authority in the future, as necessary and to the extent permitted by applicable U.S. sanctions laws and regulations.
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
Information about Our Executive Officers
As of February 23, 2023, our executive officers were:

Name	Age	Present Title (Fiscal Year First Became Executive Officer)	Other Positions Held
Marc N. Casper	54	Chairman, President and Chief Executive Officer (2001)	President and Chief Executive Officer (2009-2020) Chief Operating Officer (2008-2009) Executive Vice President (2006-2009)
Michel Lagarde	49	Executive Vice President and Chief Operating Officer (2017)	Executive Vice President (2019-2021)
Senior Vice President and President, Pharma Services (2017-2019)
President and Chief Operating Officer, Patheon N.V. (2016-2017)
			Managing Director, JLL Partners (2008-2016)
Gianluca Pettiti	44	Executive Vice President (2021)	Senior Vice President and President, Specialty Diagnostics (2019-2021) President, Biosciences (2018-2019) President, China (2015-2017)
Michael A. Boxer	61	Senior Vice President and General Counsel (2018)	Senior Vice President, General Counsel and Secretary (2021-2022) Executive Vice President and Group General Counsel, Luxottica Group S.p.A. (2011-2017)
Stephen Williamson	56	Senior Vice President and Chief Financial Officer (2015)	Vice President, Financial Operations (2008-2015)
Joseph R. Holmes	44	Vice President and Chief Accounting Officer (2021)	Senior Director, Technical Accounting (2017-2021)

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
Our business is affected by general economic conditions and related uncertainties affecting markets in which we operate. Our business is affected by general economic conditions, both inside and outside the U.S. Both domestic and international markets experienced significant inflationary pressures in 2022 and inflation rates in the U.S., as well as in other countries in which we operate, continue at elevated levels for the near-term. If the global economy and financial markets, or economic conditions in Europe, the U.S. or other key markets, continue to be unstable, they could adversely affect the business, results of operations and financial condition of the company and its customers, distributors, and suppliers, having the effect of:
•reducing demand for some of our products;
•increasing the rate of order cancellations or delays;
•increasing the risk of excess and obsolete inventories;
•increasing pressure on the prices for our products and services;
•causing supply interruptions, which could disrupt our ability to produce our products; and
•creating longer sales cycles, and greater difficulty in collecting sales proceeds and slower adoption of new technologies.
Economic, political, foreign currency and other risks associated with international sales and operations could adversely affect our results of operations. International markets contribute a substantial portion of our revenues, and we intend to continue expanding our presence in these regions. The exposure to fluctuations in currency exchange rates takes on different forms. International revenues and costs are subject to the risk that fluctuations in exchange rates could adversely affect our reported revenues and profitability when translated into U.S. dollars for financial reporting purposes. These fluctuations could also adversely affect the demand for products and services provided by us. As a multinational corporation, our businesses occasionally invoice third-party customers in currencies other than the one in which they primarily do business (which we refer to as the functional currency). Movements in the invoiced currency relative to the functional currency could adversely impact our cash flows and our results of operations. As our international sales grow, exposure to fluctuations in currency exchange rates could have a larger effect on our financial results. In 2022, currency translation had an unfavorable effect of $1.35 billion on revenues due to the strengthening of the U.S. dollar relative to other currencies in which the company sells products and services.
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
•increases in materials, energy, labor or other manufacturing-related costs or higher supply chain logistics costs;
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
We are subject to risks associated with public health epidemics and pandemics, such as the ongoing COVID-19 pandemic. Our global operations expose us to risks associated with public health epidemics and pandemics. COVID-19 has had an adverse impact on certain of our operations, supply chains and distribution systems, and we may experience unpredictable reductions in supply and demand for certain of our products and services. National, state and local governments have implemented and may continue to implement safety precautions, including quarantines, border closures, increased border controls, travel restrictions, shelter in place orders and shutdowns and other measures. These measures may disrupt normal business operations and may have significant negative impacts on businesses and financial markets worldwide. Our ability to continue to manufacture products is highly dependent on our ability to maintain the safety and health of our factory employees. The ability of our employees to work may be significantly impacted by the COVID-19 pandemic or future epidemics and pandemics. In addition, the duration and extent of future revenues from sales of products related to the COVID-19 response are uncertain and dependent primarily on customer testing demand as well as therapy and vaccine demand.
Business Risks
We must develop new products, adapt to rapid and significant technological change, respond to introductions of new products by competitors and maintain quality to remain competitive. Our growth strategy includes significant investment in and expenditures for product development. We sell our products in several industries that are characterized by rapid and significant technological changes, frequent new product and service introductions and enhancements and evolving industry standards. Competitive factors include technological innovation, price, service and delivery, breadth of product line, customer support, e-business capabilities and the ability to meet the special requirements of customers. Our competitors may adapt more quickly to new technologies and changes in customers’ requirements than we can. Without the timely introduction of new products, services and enhancements, our products and services will likely become technologically obsolete over time, in which case our revenues and operating results would suffer.
Many of our existing products and those under development are technologically innovative and require significant planning, design, development and testing at the technological, safety, quality, product and manufacturing-process levels. Our customers use many of our products to develop, test and manufacture their own products. As a result, we must anticipate industry trends and develop products in advance of the commercialization of our customers’ products. If we fail to adequately develop products or predict our customers’ needs and future activities, we may invest heavily in research and development of products and services that do not lead to significant revenues.

THERMO FISHER SCIENTIFIC INC.

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
Moreover, we have acquired many companies and businesses. As a result of these acquisitions, we recorded significant goodwill and indefinite-lived intangible assets (primarily tradenames) on our balance sheet, which amount to approximately $41.20 billion and $1.24 billion, respectively, as of December 31, 2022. In addition, we have definite-lived intangible assets totaling $16.21 billion as of December 31, 2022. We assess the realizability of goodwill and indefinite-lived intangible assets annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. We assess the realizability of definite-lived intangible assets whenever events or changes in circumstances indicate that these assets may be impaired. These events or circumstances would generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and intangible assets will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill and intangible assets, we may be required to incur material charges relating to the impairment of those assets.
Operational Risks
Our reliance upon sole or limited sources of supply for certain materials or components could cause production interruptions, delays and inefficiencies. Some of our businesses purchase certain materials from sole or limited source suppliers for reasons of quality assurance, regulatory requirements, cost effectiveness, availability or uniqueness of design. If these or other suppliers encounter financial, operating or other difficulties, or if our relationship with them changes, we might not be able to quickly establish or qualify replacement sources of supply. The supply chains for our businesses could also be disrupted by supplier capacity constraints, bankruptcy or exiting of the business for other reasons, decreased availability or increased cost of key raw materials or commodities, such as energy, and external events such as global economic downturns and macroeconomic trends, natural disasters, pandemic health issues such as COVID-19, war, terrorist actions, governmental

THERMO FISHER SCIENTIFIC INC.

actions and legislative or regulatory changes. Any of these factors could result in production interruptions, delays, extended lead times and inefficiencies.
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
If we are unable to maintain reliable information technology systems and appropriate controls with respect to global data privacy and security requirements and prevent data breaches, we may suffer regulatory consequences in addition to business consequences. As a global organization, we are subject to data privacy and security laws, regulations, and customer-imposed controls in numerous jurisdictions as a result of having access to and processing confidential, personal and/or sensitive data in the course of our business. For example, in the U.S., individual states regulate data breach and security requirements and multiple governmental bodies assert authority over aspects of the protection of personal privacy. European laws require us to have an approved legal mechanism to transfer personal data out of Europe, and the EU General Data Protection Regulation imposes significantly stricter requirements in how we collect and process personal data. Several countries, such as China, have passed laws that require personal data relating to their citizens to be maintained on local servers and impose additional data transfer restrictions. Government enforcement actions can be costly and interrupt the regular operation of our business, and data breaches or violations of data privacy laws can result in fines, reputational damage and civil lawsuits, any of which may adversely affect our business, reputation and financial statements.
We may have difficulty attracting and retaining a highly qualified workforce. Our success is largely dependent upon our ability to attract and retain highly qualified scientific, technical, clinical and management workforce in a highly competitive environment. Qualified individuals are in high demand, and we may incur significant costs to attract them. We may face difficulty in attracting and retaining key talent for a number of reasons, including management changes or recruitment by competitors. Our ability to attract and retain key talent also depends in part on how well we maintain a strong workplace culture that is attractive to employees. Macroeconomic conditions, specifically increased competition for employees and wage inflation, could have a material impact on our ability to attract and retain talent, our turnover rate and the cost of operating our business. We cannot ensure that we will be able to hire or retain the personnel necessary for our operations or that the loss of any personnel will not have a material impact on our financial condition and results of operations.
We may incur unexpected costs from increases in fuel and raw material prices, which could reduce our earnings and cash flows. Our primary commodity exposures are for fuel, petroleum-based resins and steel. The costs for these commodities, as well as the costs of transportation, construction and services necessary for the production and distribution of our products, continue to increase and be volatile. While we may seek to minimize the impact of price increases through higher prices to customers and various cost-saving measures, our earnings and cash flows could be adversely affected in the event these measures are insufficient to cover our costs.

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
Natural disasters, public health crises, political crises, and other catastrophic events or other events outside of our control may disrupt our facilities or the facilities of third parties on which we depend, and could impact customer spending. We have significant operations in California, near major earthquake faults, which make us susceptible to earthquake risk. An earthquake or other natural disaster (including the effects of climate change such as sea level rise, drought, flooding, wildfires and more intense weather events), could disrupt our operations or impair our critical systems. Any of these disruptions or other events outside of our control, such as strikes or other labor unrest, could have an adverse effect on our results of operations. In addition, if any of our facilities, including our manufacturing or warehouse facilities, or the facilities of our suppliers, third-party service providers, or customers, is affected by natural disasters, such as earthquakes, tsunamis, power shortages or outages, fires, floods or monsoons, public health crises, such as pandemics and epidemics, political crises, such as terrorism, war, political instability or other conflict, or other events outside of our control, such as trade protectionism, strikes or other labor unrest, our results of operations could be adversely affected. Moreover, these types of events could negatively impact customer spending in the impacted regions or depending upon the severity, globally, which could also adversely impact our operating results.
Increasing attention to environmental, social and governance matters may impact our business, financial results, stock price or reputation. We face increasing scrutiny from stakeholders related to our environmental, social and governance (ESG) practices and disclosures, including practices and disclosures related to climate change, diversity and inclusion and governance standards. Investor advocacy groups, certain institutional investors, lenders, investment funds and other influential investors are also increasingly focused on ESG practices and disclosures and in recent years have placed increasing importance on the implications and social cost of their investments. In addition, government organizations are enhancing or advancing legal and regulatory requirements specific to ESG matters. The heightened stakeholder focus on ESG issues related to our business requires the continuous monitoring of various and evolving laws, regulations, standards and expectations and the associated reporting requirements. A failure to adequately meet evolving stakeholder expectations may result in noncompliance, the loss of business, reputational impacts, diluted market valuation, an inability to attract customers and an inability to attract and retain top talent. In addition, if legislation or regulations are enacted or promulgated in the U.S. or in any other jurisdiction in which we do business that impose more stringent restrictions and requirements than our current legal or regulatory obligations, we and companies in our supply chain may experience increased compliance burdens and costs to meet the regulatory obligations, which could cause disruption in the sourcing, manufacturing and distribution of our products and adversely affect our business, financial condition or results of operations. In addition, our adoption of certain standards or mandated compliance to certain requirements could necessitate additional investments that could impact our profitability.
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

THERMO FISHER SCIENTIFIC INC.

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
We are subject to product and other liability risks for which we may not have adequate insurance coverage. We may be named as a defendant in product liability or errors and omissions lawsuits, which may allege that products or services we have provided have resulted or could result in an unsafe condition, property damage or injury to end users or financial loss for consumers. Additionally, products currently or previously sold by our environmental and process instruments and radiation measurement and security instruments businesses include fixed and portable instruments used for chemical, radiation and trace explosives detection. These products are used in airports, embassies, cargo facilities, border crossings and other high-threat facilities for the detection and prevention of terrorist acts. If any of these products were to malfunction, it is possible that explosive or radioactive material could fail to be detected by our product, which could lead to product liability claims. In addition, patients involved in our clinical services trials conducted by our clinical development services business or taking drugs approved on the basis of those trials may also bring personal injury claims against us. There are also many other factors beyond our control that could lead to liability claims, such as the reliability and competence of the customers’ operators and the training of such operators.
Any such product liability claims brought against us could be significant and any adverse determination may result in liabilities subject to insurance policy exclusions where insurance would not respond or in excess of our insurance coverage. Although we carry product liability and errors and omissions insurance, we cannot be certain that our current insurance will be sufficient to cover these claims or that it can be maintained on acceptable terms, if at all.
We are required to comply with a wide variety of laws and regulations, and are subject to regulation by various federal, state and foreign agencies. We are subject to various local, state, federal, foreign and transnational laws and regulations, which include the operating and security standards of the FDA, the U.S. Drug Enforcement Agency (the DEA), various state boards of pharmacy, state health departments, the U.S. Department of Health and Human Services (the DHHS), the European Medicines Agency (the EMA), the EU member states and other comparable agencies and, in the future, any changes to such laws and regulations could adversely affect us. In particular, we are subject to laws and regulations concerning current good manufacturing practices and drug safety. Our subsidiaries may be required to register for permits and/or licenses with, and may be required to comply with the laws and regulations of, the DEA, the FDA, the DHHS, foreign agencies including the EMA, and other various state boards of pharmacy, state health departments and/or comparable state agencies as well as certain accrediting bodies depending upon the type of operations and location of product distribution, manufacturing and sale.
The manufacture, distribution and marketing of many of our products and services, including medical devices, and our pharma and clinical development services, are subject to extensive ongoing regulation by the FDA, the DEA, the EMA, and other equivalent local, state, federal and non-U.S. regulatory authorities. In addition, we are subject to inspections by these regulatory authorities. Failure by us or by our customers to comply with the requirements of these regulatory authorities,

THERMO FISHER SCIENTIFIC INC.

including without limitation, remediating any inspectional observations to the satisfaction of these regulatory authorities, could result in warning letters, product recalls or seizures, monetary sanctions, injunctions to halt manufacture and distribution, restrictions on our operations, civil or criminal sanctions, or withdrawal of existing or denial of pending approvals, including those relating to products or facilities. In addition, such a failure could expose us to contractual or product liability claims, contractual claims from our customers, including claims for reimbursement for lost or damaged active pharmaceutical ingredients or personal injury, as well as ongoing remediation and increased compliance costs, any or all of which could be significant. We are the sole manufacturer of a number of pharmaceuticals for many of our customers and a negative regulatory event could impact our customers’ ability to provide products to their customers.
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
Our reputation, ability to do business and financial statements may be impaired by improper conduct by any of our employees, agents, business partners or other third parties. We have internal controls and compliance systems to protect the company against acts committed by employees, agents or businesses that we acquire that would violate U.S. and/or non-U.S. laws, including the laws governing payments to government officials, bribery, fraud, kickbacks and false claims, pricing, sales and marketing practices, conflicts of interest, competition, employment practices and workplace behavior, export and import compliance, money laundering and data privacy, but these controls and systems may not be sufficient to prevent every such wrongful act. In particular, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act 2010 and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business, and we operate in many parts of the world that have experienced governmental corruption to some degree. Any such improper actions or allegations of such acts could damage our reputation and subject us to civil or criminal investigations in the U.S. and in other jurisdictions and related shareholder lawsuits, could lead to substantial civil and criminal, monetary and nonmonetary penalties and could cause us to incur significant legal and investigatory fees. In addition, the government may seek to hold us liable for violations committed by companies which we acquire. We also rely on our suppliers to adhere to our supplier standards of conduct, and material violations of such standards of conduct could occur that could have a material effect on our business, reputation and financial statements. In addition, any allegations of issues resulting from the misuse of our products could, even if untrue, adversely affect our reputation and our customers’ willingness to purchase products from us. Any such allegations could cause us to lose customers and divert our resources from other tasks, which could materially and adversely affect our business and operating results.
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

THERMO FISHER SCIENTIFIC INC.

We also depend in part on our trademarks and the strength of our proprietary brands, which we consider important to our business. If we are unable to protect or preserve the value of our intellectual property rights for any reason, including our inability to successfully defend against counterfeit, knock offs, grey-market, infringing or otherwise unauthorized products, our brand and reputation could be damaged, and our business may be harmed.
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
Our existing and future indebtedness may restrict our investment opportunities or limit our activities and negatively impact our credit ratings. As of December 31, 2022, we had approximately $34.49 billion in outstanding indebtedness. In addition, we have availability to borrow under a revolving credit facility that provides for up to $5.00 billion of unsecured multi-currency revolving credit (the Facility). We may also obtain additional long-term debt and lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.
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

THERMO FISHER SCIENTIFIC INC.
Item 3.    Legal Proceedings
There are various lawsuits and claims against the company involving product liability, intellectual property, employment and commercial issues. See Note 12 to our Consolidated Financial Statements – Commitments and Contingencies.
Item 4.    Mine Safety Disclosures
Not applicable.
PART II
Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Price of Common Stock
Our common stock is traded on the New York Stock Exchange under the symbol TMO.
Holders of Common Stock
As of February 4, 2023, the company had 2,460 holders of record of its common stock. This does not include holdings in street or nominee names.
Issuer Purchases of Equity Securities
A summary of the share repurchase activity for the company's fourth quarter of 2022 follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum dollar amount of shares that may yet be purchased under the plans or programs (1) (in millions)

Fiscal October (Oct. 2 - Nov. 5)	1,989,832	$502.55	1,989,832	$—
Fiscal November (Nov. 6 - Dec. 3)	—	—	—	4,000
Fiscal December (Dec. 4 - Dec. 31)	—	—	—	4,000
Total fourth quarter	1,989,832	$502.55	1,989,832	$4,000
(1) On September 23, 2021, the Board of Directors authorized the repurchase of up to $3.00 billion of the company’s common stock. All of the shares of common stock repurchased by the company during the fourth quarter were purchased under this program, depleting the 2021 authorization. On November 10, 2022, the Board of Directors authorized the repurchase of up to $4.00 billion of the company’s common stock. Early in the first quarter of 2023, the company repurchased $3.00 billion of the company’s common stock (5.2 million shares). At February 23, 2023, $1.00 billion was available for future repurchases of the company’s common stock under this authorization.
Item 6.    Reserved
Not applicable.
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Reference is made throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations to Notes to the Consolidated Financial Statements, which begin on page F-1 of this report. Management’s Discussion and Analysis of Financial Condition and Results of Operations for 2020 is included in Item 7 of the company’s 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission.
The company refers to various amounts or measures not prepared in accordance with generally accepted accounting principles (non-GAAP measures). These non-GAAP measures are further described and reconciled to their most directly comparable amount or measure under the section “Non-GAAP Measures” later in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Thermo Fisher Scientific Inc. enables customers to make the world healthier, cleaner and safer by helping them accelerate life sciences research, solve complex analytical challenges, increase laboratory productivity, and improve patient health through

THERMO FISHER SCIENTIFIC INC.
diagnostics and the development and manufacture of life-changing therapies. Markets served include pharmaceutical and biotech, academic and government, industrial and applied, as well as healthcare and diagnostics. The company’s operations fall into four segments (Note 4): Life Sciences Solutions, Analytical Instruments, Specialty Diagnostics and Laboratory Products and Biopharma Services.
Consolidated Results

(Dollars in millions except per share amounts)	2022	2021	Change
Revenues	$44,915	$39,211	15%
GAAP operating income	$8,393	$10,028	(16)%
GAAP operating income margin	18.7%	25.6%	(6.9)	pt
Adjusted operating income (non-GAAP measure)	$10,985	$12,138	(9)%
Adjusted operating income margin (non-GAAP measure)	24.5%	31.0%	(6.5)	pt
GAAP diluted earnings per share attributable to Thermo Fisher Scientific Inc.	$17.63	$19.46	(9)%
Adjusted earnings per share (non-GAAP measure)	$23.24	$25.13	(8)%
Organic Revenue Growth

Revenue growth	15%
Impact of acquisitions	18%
Impact of currency translation	(3)%
Organic revenue growth* (non-GAAP measure)	0%
*    Results may not sum due to rounding.
Since 2020, the Life Sciences Solutions and Specialty Diagnostics segments as well as the laboratory products business have supported COVID-19 diagnostic testing, scaling and evolving their molecular diagnostics solutions and plastic consumables businesses to respond to the ongoing COVID-19 pandemic. The biosciences and bioproduction businesses have expanded their capacity to meet the needs of pharma and biotech customers as they have expanded their own production volumes to meet global vaccine manufacturing requirements. Additionally, our pharma services business has provided our pharma and biotech customers with the services they needed to develop and produce vaccines and therapies globally. While these positive impacts are expected to continue through 2023, the duration and extent of future revenues from such sales are uncertain and dependent primarily on customer testing as well as therapy and vaccine demand. Sales of products related to COVID-19 testing were $3.11 billion and $7.26 billion in 2022 and 2021, respectively.
During 2022 demand from pharma and biotech customers was very strong, driven by our differentiated customer value proposition and trusted partner status. We saw good growth in the academic and government market as we remain well positioned to meet customer needs. The industrial and applied market was strong, driven by robust demand for our analytical instruments serving our semi-conductor and materials science customers. The diagnostics and healthcare market declined due to decreased demand for COVID-19 testing products. During 2022, robust sales growth in North America and the Asia Pacific region, including China, was partially offset by a decline in COVID-19 testing demand. In Europe, strong sales were more than offset during 2022 due to lower COVID-19 testing demand. Contributions to organic revenue during 2022 were driven by the Laboratory Products and Biopharma Services and Analytical Instruments segments, as offset by the Life Sciences Solutions and Specialty Diagnostics segments.
The company continues to execute its proven growth strategy which consists of three pillars:
•Developing high-impact, innovative new products,
•Leveraging our scale in high-growth and emerging markets, and
•Delivering a unique value proposition to our customers.
GAAP operating income margin and adjusted operating income margin decreased in 2022 due primarily to lower COVID-19 testing volumes, continued strategic growth investments, and the expected impact of incorporating recent acquisitions. This was partially offset by strong pricing realization across all segments to address higher inflation while also driving strong productivity. GAAP operating income margin in 2022 was also impacted by higher amortization expense as a result of 2021 acquisitions.
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

THERMO FISHER SCIENTIFIC INC.
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
Notable Recent Acquisitions
On January 15, 2021, the company acquired, within the Laboratory Products and Biopharma Services segment, the Belgium-based European viral vector manufacturing business of Groupe Novasep SAS. The European viral vector manufacturing business provides manufacturing services for vaccines and therapies to biotechnology companies and large biopharma customers. The acquisition expands the segment’s capabilities for cell and gene vaccines and therapies.
On February 25, 2021, the company acquired, within the Life Sciences Solutions segment, Mesa Biotech, Inc., a U.S.-based molecular diagnostic company. Mesa Biotech has developed and commercialized a PCR based rapid point-of-care testing platform available for detecting infectious diseases including COVID-19. The acquisition enables the company to accelerate the availability of reliable and accurate advanced molecular diagnostics at the point of care.
On September 30, 2021, the company assumed operating responsibility, within the Laboratory Products and Biopharma Services segment, of a new state-of-the-art biologics manufacturing facility in Lengnau, Switzerland from CSL Limited to perform pharma services for CSL with capacity to serve other customers as well.
On December 8, 2021, the company acquired, within the Laboratory Products and Biopharma Services segment, PPD, Inc., a U.S.-based global provider of clinical research services to the pharma and biotech industry. The addition of PPD’s clinical research services enhances our offering to biotech and pharma customers by enabling them to accelerate innovation and increase their productivity within the drug development process.
On December 30, 2021, the company acquired, within the Life Sciences Solutions segment, PeproTech, Inc., a U.S.-based developer and manufacturer of recombinant proteins. PeproTech provides bioscience reagents known as recombinant proteins, including cytokines and growth factors. The acquisition expands the segment’s bioscience offerings.
On January 3, 2023, the company acquired, within the Specialty Diagnostics segment, The Binding Site Group, a U.K.-based provider of specialty diagnostic assays and instruments to improve the diagnosis and management of blood cancers and immune system disorders. The acquisition expands the segment’s portfolio with the addition of pioneering innovation in diagnostics and monitoring for multiple myeloma.
Segment Results
The company’s management evaluates segment operating performance using operating income before certain charges/credits as defined in Note 4. Accordingly, the following segment data are reported on this basis.

(Dollars in millions)	2022	2021
Revenues
Life Sciences Solutions	$13,532	$15,631
Analytical Instruments	6,624	6,069
Specialty Diagnostics	4,763	5,659
Laboratory Products and Biopharma Services	22,511	14,862
Eliminations	(2,515)	(3,010)
Consolidated revenues	$44,915	$39,211

Life Sciences Solutions							Organic* (non-GAAP measure)
(Dollars in millions)	2022	2021	Total Change		Currency Translation	Acquisitions/ Divestitures
Revenues	$13,532	$15,631	(13)%		(3)%	1%	(12)%
Segment income	$5,582	$7,817	(29)%
Segment income margin	41.2%	50.0%	(8.8)	pt
The decrease in organic revenues in 2022 was primarily due to lower revenue in the genetic sciences business, driven by moderation in testing demand to diagnose COVID-19, partially offset by growth in the bioproduction business. The decrease in segment income margin resulted primarily from business mix and strategic growth investments, partially offset by productivity improvements.

THERMO FISHER SCIENTIFIC INC.

Analytical Instruments						Organic* (non-GAAP measure)
(Dollars in millions)	2022	2021	Total Change	Currency Translation	Acquisitions/ Divestitures
Revenues	$6,624	$6,069	9%	(5)%	0%	14%
Segment income	1,507	1,197	26%
Segment income margin	22.8%	19.7%	3.1 pt
The increase in organic revenues in 2022 was due to increased demand across all the segment’s businesses, with particular strength in the electron microscopy and chromatography and mass spectrometry businesses. The increase in segment income margin resulted primarily from profit on higher sales, productivity improvements and business mix, offset in part by strategic growth investments.

Specialty Diagnostics							Organic* (non-GAAP measure)
(Dollars in millions)	2022	2021	Total Change		Currency Translation	Acquisitions/ Divestitures
Revenues	$4,763	$5,659	(16)%		(3)%	0%	(13)%
Segment income	1,024	1,280	(20)%
Segment income margin	21.5%	22.6%	(1.1)	pt
The decrease in organic revenues in 2022 was primarily driven by products addressing diagnosis of COVID-19, partially offset by growth in the immunodiagnostics and transplant diagnostics businesses. The decrease in segment income margin was primarily due to lower COVID-19 testing volume, largely offset by productivity improvements and positive business mix. Segment income margin in 2021 was also impacted by a $13 million credit to cost of product revenue as a result of changing the method of accounting for inventories.

Laboratory Products and Biopharma Services						Organic* (non-GAAP measure)
(Dollars in millions)	2022	2021	Total Change	Currency Translation	Acquisitions/ Divestitures
Revenues	$22,511	$14,862	51%	(3)%	45%	10%
Segment income	2,872	1,844	56%
Segment income margin	12.8%	12.4%	0.4 pt
The increase in organic revenues in 2022 was primarily due to higher sales across each of the segment’s businesses, with particular strength in the pharma services business and research and safety market channel. PPD, the company’s clinical research business, contributed $7.11 billion of revenue during 2022. The increase in segment income margin was primarily due to the benefit of recent acquisitions, profit on higher sales, and productivity improvements, offset in part by strategic growth investments. Segment income margin in 2021 was also impacted by a $20 million credit to cost of product revenue as a result of changing the method of accounting for inventories.
*    Results may not sum due to rounding
Non-operating Items

(Dollars in millions)	2022	2021
Net interest expense	$454	$493
GAAP other income/(expense)	(104)	(694)
Adjusted other income/(expense) (non-GAAP measure)	13	38
GAAP tax rate	9.0%	12.5%
Adjusted tax rate (non-GAAP measure)	13.0%	14.6%

Net interest expense (interest expense less interest income) decreased due primarily to lower average interest rates on debt and higher average interest rates on cash balances, partially offset by the increase in debt to finance the acquisition of PPD and for general corporate purposes. See additional discussion under the caption “Liquidity and Capital Resources” below.
GAAP other income/(expense) and adjusted other income/(expense) includes currency transaction gains, losses on non-operating monetary assets and liabilities, and net periodic pension benefit cost/income, excluding the service cost component. GAAP other income/(expense) in 2022 also includes $160 million of net losses on investments, $26 million of losses on the

THERMO FISHER SCIENTIFIC INC.
early extinguishment of debt (Note 10), partially offset by $67 million of net gains on derivative instruments to address certain foreign currency risks and $2 million of net settlement gains on pension plans. GAAP other income/(expense) in 2021 also includes $767 million of losses on the early extinguishment of debt and $36 million of financing costs associated with obtaining bridge financing commitments in connection with the agreement to acquire PPD (Note 2), offset in part by $66 million of net gains on investments.
The company’s GAAP and adjusted tax rates decreased in 2022 compared to 2021 primarily due to releases of valuation allowances of $87 million in 2022 in jurisdictions where the deferred tax assets are now expected to be realized. The company’s 2022 GAAP tax rate was also impacted by changes in tax rates and higher amortization expense as a result of 2021 acquisitions, as well as a net benefit of $208 million resulting from tax audit settlements (see Note 8). The company’s 2021 GAAP and adjusted tax rates were also impacted by income tax benefits on intra-entity transactions totaling $284 million.
The effective tax rate in both 2022 and 2021 was also affected by relatively significant earnings in lower tax jurisdictions. Due primarily to the non-deductibility of intangible asset amortization for tax purposes, the company’s cash payments for income taxes were higher than its income tax expense for financial reporting purposes and totaled $1.23 billion and $2.18 billion in 2022 and 2021, respectively.
The company expects its GAAP effective tax rate in 2023 will be between 7% and 9% based on currently forecasted rates of profitability in the countries in which the company conducts business and expected generation of foreign tax credits. The effective tax rate can vary significantly from period to period as a result of discrete income tax factors and events. The company expects its adjusted tax rate will be approximately 11% in 2023.
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

	December 31,	December 31,
(In millions)	2022	2021
Cash and cash equivalents	$8,524	$4,477
Total debt	34,488	34,870
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
As of December 31, 2022, the company’s short-term debt totaled $5.58 billion. The company has a revolving credit facility with a bank group that provides up to $5.00 billion of unsecured multi-currency revolving credit (Note 10). If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of December 31, 2022, no borrowings were outstanding under the company’s revolving credit facility, although available capacity was reduced by immaterial outstanding letters of credit.

THERMO FISHER SCIENTIFIC INC.

(In millions)	2022	2021
Net cash provided by operating activities	$9,154	$9,312
Net cash used in investing activities	(2,159)	(21,932)
Net cash (used in) provided by financing activities	(2,810)	6,581
Free cash flow (non-GAAP measure)	6,935	6,809
Operating Activities
During 2022, cash provided by income was offset in part by investments in working capital. Increases in accounts receivable and inventories used cash of $0.43 billion and $0.83 billion, respectively, primarily to support growth in sales. An increase in accounts payable provided cash of $0.65 billion. Cash payments for income taxes were $1.23 billion during 2022.
During 2021, cash provided by income was offset in part by investments in working capital. Increases in accounts receivable and inventories used cash of $0.20 billion and $1.07 billion, respectively, primarily to support growth in sales. An increase in accounts payable provided cash of $0.48 billion. Changes in other assets and other liabilities used cash of $0.72 billion primarily due to the timing of tax and incentive compensation payments. Cash payments for income taxes were $2.18 billion during 2021.
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
Investing Activities
During 2022, acquisitions used cash of $0.04 billion. The company’s investing activities were principally for the purchase of property, plant and equipment for capacity and capability investments.
During 2021, acquisitions used cash of $19.40 billion. The company’s investing activities also included the purchase of $2.52 billion of property, plant and equipment.
The company expects that for all of 2023, expenditures for property, plant and equipment, net of disposals, will be approximately $2.0 billion.
Financing Activities
During 2022, issuance of senior notes provided $3.19 billion in cash. Repayment of senior notes and net commercial paper activity used cash of $0.38 billion and $2.16 billion, respectively. The company’s financing activities also included the repurchase of $3.00 billion of the company’s common stock (5.3 million shares) and the payment of $0.46 billion in cash dividends. On September 23, 2021, the Board of Directors authorized the repurchase of up to $3.00 billion of the company’s common stock. All of the shares of common stock repurchased by the company during the fourth quarter of 2022 were purchased under this program, depleting the 2021 authorization. On November 10, 2022, the Board of Directors authorized the repurchase of up to $4.00 billion of the company’s common stock. Early in the first quarter of 2023, the company repurchased $3.00 billion of the company's common stock (5.2 million shares). At February 23, 2023, authorization remained for $1.00 billion of future repurchases of the company’s common stock.
During 2021, issuance of senior notes provided $18.14 billion of cash. A net increase in commercial paper obligations provided cash of $2.51 billion. Repayment of debt used cash of $11.74 billion, including $4.30 billion to repay the debt assumed in the acquisition of PPD. The company’s financing activities also included the repurchase of $2.00 billion of the company's common stock (4.1 million shares) and the payment of $0.40 billion in cash dividends.
In addition to the obligations on the balance sheet at December 31, 2022, which include, but are not limited to, debt (Note 10), unrecognized tax benefits (Note 8), operating leases (Note 11), pension obligations (Note 7) and contingent consideration (Note 14), the company has entered into unconditional purchase obligations, in the ordinary course of business, that include agreements to purchase goods, services or fixed assets and to pay royalties (Note 12).
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

THERMO FISHER SCIENTIFIC INC.
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
The non-GAAP financial measures of the company’s results of operations and cash flows included in this Form 10-K are not meant to be considered superior to or a substitute for the company’s results of operations prepared in accordance with GAAP. Reconciliations of such non-GAAP financial measures to the most directly comparable GAAP financial measures are set forth within the “Overview” and “Results of Operations” sections and below.

(Dollars in millions except per share amounts)	2022		2021
Reconciliation of adjusted operating income and adjusted operating income margin
GAAP operating income	$8,393	18.7%	$10,028	25.6%
Cost of revenues adjustments (a)	46	0.1%	8	0.0%
Selling, general and administrative expenses adjustments (b)	37	0.1%	144	0.4%
Restructuring and other costs (c)	114	0.3%	197	0.5%
Amortization of acquisition-related intangible assets	2,395	5.3%	1,761	4.5%
Adjusted operating income (non-GAAP measure)	$10,985	24.5%	$12,138	31.0%

Reconciliation of adjusted other income/(expense)
GAAP other income/(expense)	$(104)		$(694)
Adjustments (d)	117		732
Adjusted other income/(expense) (non-GAAP measure)	$13		$38

THERMO FISHER SCIENTIFIC INC.

(Dollars in millions except per share amounts)	2022	2021
Reconciliation of adjusted tax rate
GAAP tax rate	9.0%	12.5%
Adjustments (e)	4.0%	2.1%
Adjusted tax rate (non-GAAP measure)	13.0%	14.6%

Reconciliation of adjusted earnings per share
GAAP diluted earnings per share (EPS) attributable to Thermo Fisher Scientific Inc.	$17.63	$19.46
Cost of revenues adjustments (a)	0.12	0.02
Selling, general and administrative expenses adjustments (b)	0.09	0.36
Restructuring and other costs (c)	0.29	0.50
Amortization of acquisition-related intangible assets	6.07	4.43
Other income/expense adjustments (d)	0.30	1.84
Provision for income taxes adjustments (e)	(1.70)	(1.49)
Equity in earnings/losses of unconsolidated entities	0.44	0.01
Adjusted EPS (non-GAAP measure)	$23.24	$25.13

Reconciliation of free cash flow
GAAP net cash provided by operating activities	$9,154	$9,312
Purchases of property, plant and equipment	(2,243)	(2,523)
Proceeds from sale of property, plant and equipment	24	20
Free cash flow (non-GAAP measure)	$6,935	$6,809
(a) Adjusted results exclude charges for the sale of inventories revalued at the date of acquisition. Adjusted results in 2022 also exclude $27 million of inventory write-downs associated with large-scale abandonment of product lines.
(b) Adjusted results exclude certain third-party expenses, principally transaction/integration costs related to recent acquisitions, charges/credits for changes in estimates of contingent acquisition consideration, and charges associated with product liability litigation.
(c) Adjusted results exclude restructuring and other costs consisting principally of severance, impairments of long-lived assets, charges/credits for environmental-related matters, abandoned facility and other expenses of headcount reductions within several businesses and real estate consolidations. Adjusted results in 2022 also exclude $14 million of gain on the sale of intellectual property. Adjusted results in 2021 also exclude $122 million of charges for impairments of acquired intangible assets and $35 million of charges for compensation due to employees at recently acquired businesses at the date of acquisition.
(d) Adjusted results exclude net gains/losses on investments and losses on the early extinguishment of debt. Adjusted results in 2022 also exclude $67 million of net gains on derivative instruments to address certain foreign currency risks and $2 million of net settlement gains for pension plans. Adjusted results in 2021 also exclude $36 million of charges for amortization of bridge loan commitment fees related to a pending acquisition.
(e) Adjusted provision for income taxes excludes incremental tax impacts for the reconciling items between GAAP and adjusted net income, incremental tax impacts as a result of tax rate/law changes and the tax impacts from audit settlements (including a $658 million benefit from an audit settlement in 2022). Adjusted results in 2022 also exclude a $423 million charge for the impact of deferred tax realizability assessments as a result of audit settlements.
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

THERMO FISHER SCIENTIFIC INC.
The company believes the following represent its critical accounting policies and estimates used in the preparation of its financial statements:
Acquisition-related Measurements
Business Combinations
The company uses assumptions and estimates in determining the fair value of assets acquired and liabilities assumed in a business combination. The determination of the fair value of intangible assets, which represent a significant portion of the purchase price in many of the company’s acquisitions, requires the use of significant judgment with regard to (i) the fair value and (ii) whether such intangibles are amortizable or non-amortizable and, if the former, the period and the method by which the intangible asset will be amortized. The company estimates the fair value of acquisition-related intangible assets principally based on projections of cash flows that will arise from identifiable intangible assets of acquired businesses, which include estimates of customer attrition and technology obsolescence rates. The projected cash flows are discounted to determine the present value of the assets at the dates of acquisition. See Note 2 for additional information about our recent business combinations.
Goodwill and Indefinite-lived Intangible Assets
The company evaluates goodwill and indefinite-lived intangible assets for impairment annually and when events occur or circumstances change that would more likely than not reduce the fair value of an asset below its carrying amount. Events or circumstances that might require an interim evaluation include unexpected adverse business conditions, economic factors, unanticipated technological changes or competitive activities, loss of key personnel and acts by governments and courts, among others. Goodwill and indefinite-lived intangible assets totaled $41.20 billion and $1.24 billion, respectively, at December 31, 2022 (see Note 1 for additional information). Estimates of discounted future cash flows require assumptions related to revenue and operating income growth rates, discount rates and other factors. For the goodwill impairment tests, the company also considers (i) peer revenues and earnings trading multiples from companies that have operational and financial characteristics that are similar to the respective reporting units and (ii) estimated weighted average costs of capital. Different assumptions from those made in the company’s analysis could materially affect projected cash flows and the company’s evaluation of goodwill and indefinite-lived intangible assets for impairment.
Except as described below, the company performed the quantitative goodwill impairment test for all of its reporting units and indefinite-lived intangible assets. Determinations of fair value based on projections of discounted cash flows, which decreased from the prior year projections primarily due to higher discount rates, and based on peer revenues and earnings trading multiples, which also decreased from the prior year, were sufficient to conclude that no impairments of goodwill or indefinite-lived intangible assets existed at the end of the tenth fiscal month of 2022, the date of the company’s annual impairment testing. There were no interim impairments of goodwill or indefinite-lived intangible assets in 2022. There can be no assurance, however, that adverse events or conditions will not cause the fair values of these assets to decline. Should the fair values of the company’s reporting units or indefinite-lived intangible assets decline because of reduced operating performance, market declines, or other indicators of impairment, or as a result of changes in the discount rates, charges for impairment may be necessary.
With the completion of the PPD acquisition in December 2021, the company established two new reporting units that solely consist of the legacy PPD businesses, the book carrying values of which equaled their fair values as of the acquisition date. During its annual 2022 goodwill impairment assessments, the company performed qualitative assessments of these reporting units and determined that no events had occurred and no circumstances had changed that would more-likely-than-not reduce the fair values of the reporting units below their carrying amounts. As a result, the company did not perform the quantitative goodwill impairment tests for these reporting units. Given that the fair values of the reporting units were unlikely to be substantially in excess of their carrying values as of the annual 2022 assessment date, relatively small decreases in future cash flows versus anticipated results, decreases in peer trading multiples and/or increases in weighted average costs of capital could result in impairment of goodwill. The reporting units consisting of the legacy PPD businesses had $13.41 billion of goodwill, and an overall carrying value of $19.30 billion as of December 31, 2022.
Definite-lived Intangible Assets
Definite-lived intangible assets totaled $16.21 billion at December 31, 2022 (see Note 1 for additional information). Certain definite-lived intangible assets have largely independent cash flows. The company reviews these definite-lived intangible assets for impairment individually when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Actual cash flows arising from a particular intangible asset could vary from projected cash flows, which could imply different carrying values from those established at the dates of acquisition and which could result in impairment of such asset. Most of the company’s definite-lived intangible assets are used in conjunction with other assets, such as property, plant and equipment and operating lease right-of-use assets. In these situations, the company considers

THERMO FISHER SCIENTIFIC INC.
the asset groups to be the units of account for impairment testing. The company recorded impairments of $0.12 billion in 2021 (see Note 16).
Income Taxes
Unrecognized Tax Benefits
In the ordinary course of business there is inherent uncertainty in quantifying the company’s income tax positions. The company assesses income tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the company has recorded the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Should tax return positions that the company expects are sustainable not be sustained upon audit, the company could be required to record an incremental tax provision for such taxes. The company’s liability for these unrecognized tax benefits totaled $0.57 billion at December 31, 2022, compared to $1.12 billion at December 31, 2021, primarily as a result of an audit settlement (see Note 8).
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
Valuation Allowances
The company estimates the degree to which tax assets will result in a benefit, after consideration of all positive and negative evidence, and provides a valuation allowance for tax assets that it believes will more likely than not go unused. In situations in which the company has been able to determine that its deferred tax assets will be realized, that determination generally relies on future reversals of taxable temporary differences and expected future taxable income. If it becomes more likely than not that a tax asset will be used, the company reverses the related valuation allowance. Any such reversals are recorded as a reduction of the company’s tax provision. The company’s tax valuation allowance totaled $1.32 billion at December 31, 2022, compared to $0.97 billion at December 31, 2021, primarily driven by the assessment of additional tax assets resulting from an audit settlement during the year (see Note 8). Should the company’s actual future taxable income by tax jurisdiction vary from estimates, additional allowances or reversals thereof may be necessary.
Recent Accounting Pronouncements
A description of recently issued accounting standards is included under the heading “Recent Accounting Pronouncements” in Note 1.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
The company is exposed to market risk from changes in interest rates and currency exchange rates, which could affect its future results of operations and financial condition. The company manages its exposure to these risks through its regular operating and financing activities. The company has periodically hedged interest rate risks of fixed-rate instruments with offsetting interest rate swaps. Additionally, the company uses short-term forward and option contracts primarily to hedge certain balance sheet and operational exposures resulting from changes in currency exchange rates. Such exposures result from purchases, sales, cash and intercompany loans that are denominated in currencies other than the functional currencies of the respective operations. The currency-exchange contracts principally hedge transactions denominated in euro, British pounds sterling, Singapore dollars, Japanese yen, Hong Kong dollars, Czech koruna and Swedish krona. Income and losses arising from these derivative contracts are recognized as offsets to losses and income resulting from the underlying exposure being hedged. The company does not enter into speculative derivative agreements.
Interest Rates
The company is exposed to changes in interest rates while conducting normal business operations as a result of ongoing investing and financing activities, which affect the company’s debt as well as cash and cash equivalents. As of December 31, 2022, the company’s debt portfolio was comprised primarily of fixed rate borrowings. The fair market value of the company’s fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as

THERMO FISHER SCIENTIFIC INC.
interest rates fall and decrease as interest rates rise. The total estimated fair value of the company’s debt at December 31, 2022 was $30.29 billion (Note 14). Fair values were determined from available market prices using current interest rates and terms to maturity. If interest rates were to decrease by 100 basis points, the fair value of the company’s debt at December 31, 2022 would increase by approximately $2.00 billion. If interest rates were to increase by 100 basis points, the fair value of the company’s debt at December 31, 2022 would decrease by approximately $1.75 billion.
In addition, interest rate changes would result in a change in the company’s interest expense due to variable-rate debt instruments including swap arrangements. In 2022, a 100 basis point increase in interest rates on the swap arrangements and variable-rate debt would have increased the company’s annual pre-tax interest expense by approximately $35 million.
Currency Exchange Rates
The company views its investment in international subsidiaries with a functional currency other than the U.S. dollar as permanent. The company’s investment in international subsidiaries is sensitive to fluctuations in currency exchange rates. The functional currencies of the company’s international subsidiaries are principally denominated in euro, British pounds sterling, Swedish krona, Canadian dollars, Norwegian kroner and Danish kroner. The effect of a change in the period ending currency exchange rates on the company’s net investment in international subsidiaries is reflected in the “accumulated other comprehensive items” component of shareholders’ equity. The company also uses foreign currency-denominated debt to partially hedge its net investments in foreign operations against adverse movements in exchange rates. A 10% depreciation in year-end 2022 functional currencies, relative to the U.S. dollar, would result in a reduction of shareholders’ equity of approximately $1.45 billion.
The fair value of forward currency-exchange contracts is sensitive to changes in currency exchange rates. The fair value of forward currency-exchange contracts is the estimated amount that the company would pay or receive upon termination of the contract, taking into account the change in currency exchange rates. A 10% depreciation in year-end 2022 non-functional currency exchange rates related to the company’s contracts would result in an additional unrealized loss on forward currency-exchange contracts of $9 million. A 10% appreciation in year-end 2022 non-functional currency exchange rates related to the company’s contracts would result in an unrealized gain on forward currency-exchange contracts of $9 million. The unrealized gains or losses on forward currency-exchange contracts resulting from changes in currency exchange rates are expected to approximately offset losses or gains on the exposures being hedged.
Certain of the company’s cash and cash equivalents are denominated in currencies other than the functional currency of the depositor and are sensitive to changes in currency exchange rates. A 10% depreciation in the related year-end 2022 non-functional currency exchange rates applied to such cash balances would result in a negative impact of $21 million on the company’s net income.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended December 31, 2022, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

THERMO FISHER SCIENTIFIC INC.
Management’s Annual Report on Internal Control Over Financial Reporting
The company’s management, including the company’s chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The company’s management conducted an assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the company’s management concluded that, as of December 31, 2022, the company’s internal control over financial reporting was effective.
The company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the company’s internal control over financial reporting as of December 31, 2022, as stated in their report that appears on page F-2 of this Annual Report on Form 10-K.
Item 9B.    Other Information
On February 22, 2023, the Board of Directors of the company amended and restated the company’s By-Laws, effective immediately, to conform the By-laws to the Securities and Exchange Commission’s universal proxy rules contained in Rule 14a-19 under the Securities Exchange Act of 1934, and certain 2022 amendments to the General Corporation Law of the State of Delaware (the DGCL). The amendments to the By-laws include additions to Article I, Section 9 to implement the requirements of Rule 14a-19 regarding the nomination and solicitation of proxies for director candidates. The amendments to the By-laws also include revisions to Article I, Sections 4 and 8 to conform with the 2022 DGCL amendments. The foregoing description of the amendments to the By-laws does not purport to be complete and is qualified in its entirety by reference to the full text of the By-laws, as amended and restated, a copy of which is attached as Exhibit 3.4 and incorporated by reference herein.
On February 22, 2023, the company entered into a consulting agreement with Mark P. Stevenson, former Executive Vice President and Chief Operating Officer of the company, relating to services that Mr. Stevenson will provide to the company. Under the consulting agreement, which has a term ending March 1, 2024, Mr. Stevenson will serve on the company’s Scientific Advisory Board and will also provide ongoing advice and services as requested by the company. During the term of the consulting agreement, Mr. Stevenson will receive compensation of $8,000 per month. The agreement also contains provisions that restrict Mr. Stevenson’s ability during the term of the consulting agreement (i) to work for or provide consulting services to, any competitor of the company, and (ii) to solicit for hire employees or consultants of the company or to solicit customers or clients of the company.
Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information with respect to directors required by this Item will be contained in our definitive proxy statement to be filed with the SEC not later than 120 days after the close of business of the fiscal year (2023 Definitive Proxy Statement) including under “Corporate governance,” and is incorporated in this report by reference.
The information with respect to executive officers required by this Item is included in Item 1 of Part I of this report.
The other information required by this Item will be contained in our 2023 Definitive Proxy Statement including under “Corporate governance,” and is incorporated in this report by reference.
Item 11.    Executive Compensation
The information required by this Item will be contained in our 2023 Definitive Proxy Statement including under “Corporate governance,” and “Executive compensation,” and is incorporated in this report by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be contained in our 2023 Definitive Proxy Statement including under “Information about stock ownership,” and is incorporated in this report by reference.

THERMO FISHER SCIENTIFIC INC.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be contained in our 2023 Definitive Proxy Statement including under “Corporate governance,” and is incorporated in this report by reference.
Item 14.    Principal Accountant Fees and Services
The information required by this Item will be contained in our 2023 Definitive Proxy Statement including under “Audit matters,” and is incorporated in this report by reference.
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
(b) Exhibits

See the Exhibit Index on page 31.
Item 16.    Form 10-K Summary
None.

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

3.4	Amended and Restated By-Laws of the Registrant, as amended and effective as of February 22, 2023
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

4.5
Fifteenth Supplemental Indenture, dated as of March 16, 2017, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed March 16, 2017 [File No. 1-8002] and incorporated in this document by reference).

4.6
Sixteenth Supplemental Indenture, dated as of July 24, 2017, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed July 24, 2017 [File No. 1-8002] and incorporated in this document by reference).

4.7
Seventeenth Supplemental Indenture, dated as of August 14, 2017, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed August 14, 2017 [File No. 1-8002] and incorporated in this document by reference).

4.8
Eighteenth Supplemental Indenture, dated as of September 30, 2019, between the Company, and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed September 30, 2019 [File No. 1-8002] and incorporated in this document by reference).

4.9
Nineteenth Supplemental Indenture, dated as of October 8, 2019, between the Company, and the Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed October 8, 2019 [File No. 1-8002] and incorporated in this document by reference).

4.10
Twenty-First Supplemental Indenture, dated as of April 2, 2020, between the Company, and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed April 2, 2020 [File No. 1-8002] and incorporated in this document by reference).

4.11
Twenty-Second Supplemental Indenture, dated as of August 23, 2021, between the Company, and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed August 23, 2021 [File No. 1-8002] and incorporated in this document by reference).

4.12
Twenty-Third Supplemental Indenture, dated as of October 22, 2021, between the Company, and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed October 22, 2021 [File No. 1-8002] and incorporated in this document by reference).

4.13
Twenty-Fourth Supplemental Indenture, dated as of October 20, 2022, between the Company, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed October 20, 2022 [File No. 1-8002] and incorporated in this document by reference).

4.14
Twenty-Fifth Supplemental Indenture, dated as of November 21, 2022, between the Company, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed November 21, 2022 [File No. 1-8002] and incorporated in this document by reference).

4.15
Twenty-Sixth Supplemental Indenture, dated as of November 21, 2022, between the Company, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed November 21, 2022 [File No. 1-8002] and incorporated in this document by reference).

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

4.18
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

4.19	Description of the Registrant’s Securities
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

10.6	Retirement Plan for Non-Employee Directors of Fisher Scientific International Inc. (filed as Exhibit 10.12 to Fisher Scientific International Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992 [File No. 1-10920] and incorporated in this document by reference).*
10.7
First Amendment to the Fisher Scientific International Inc. Retirement Plan for Non-Employee Directors (filed as Exhibit 10.04 to Fisher Scientific International Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 [File No. 1-10920] and incorporated in this document by reference).*

10.8
Amendment to Retirement Plan for Non-Employee Directors of Fisher Scientific International Inc. (filed as Exhibit 10.02 to Fisher Scientific International Inc.’s Current Report on Form 8-K filed March 7, 2006 [File No. 1-10920] and incorporated in this document by reference).*

10.9
Thermo Fisher Scientific Inc. Amended and Restated 2005 Deferred Compensation Plan, effective January 1, 2020 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2020 [File No. 1-8002] and incorporated in this document by reference).*

10.10
2009 Restatement of Executive Severance Agreement, between Marc N. Casper and the Registrant, dated November 21, 2009 (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed November 25, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.11
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

10.20
Thermo Fisher Scientific Inc. 2013 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 23, 2013 [File No. 1-8002] and incorporated in this document by reference).*

10.21
Supplemental Executive Retirement Plan effective as of December 31, 2005, as amended and restated as of August 28, 2006 (filed as Exhibit 10.3 to Applera Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 [File No. 1-04389] and incorporated in this document by reference).*

10.22
Amendment to Supplemental Executive Retirement Plan, effective as of January 1, 2010 (filed as Exhibit 10.1 to Life Technologies Corporation’s Current Report on Form 8-K filed December 18, 2009 [File No. 000-25317] and incorporated in this document by reference).*

10.23
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

10.25
Patheon N.V. 2016 Omnibus Incentive Plan (filed as Exhibit 10.2 to the Current Report on Form 8-K filed by Patheon N.V. on July 26, 2016 [File No. 001-37837] and incorporated in this document by reference).*

10.26
Amendment to Patheon N.V. 2016 Omnibus Incentive Plan, dated March 7, 2017 (filed as Exhibit 4.5 to the Registrant's Registration Statement on Form S-8 filed August 29, 2017 [File No. 1-8002] and incorporated in this document by reference).*

10.27
Amendment to Patheon N.V. 2016 Omnibus Incentive Plan, dated August 23, 2017 (filed as Exhibit 4.6 to the Registrant's Registration Statement on Form S-8 filed August 29, 2017 [File No. 1-8002] and incorporated in this document by reference).*

10.28
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

10.29
Letter Agreement between the Registrant and Michel Lagarde dated August 28, 2017 (filed as Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 [File No. 1-8002] and incorporated in this document by reference).*

10.30
Option Agreement Under the Patheon N.V. 2016 Omnibus Incentive Plan between Patheon N.V. and Michel Lagarde dated July 20, 2016 (filed as Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 [File No. 1-8002] and incorporated in this document by reference).*

10.31
Option Agreement Under the Patheon N.V. 2016 Omnibus Incentive Plan between Patheon N.V. and Michel Lagarde dated March 23, 2017 (filed as Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 [File No. 1-8002] and incorporated in this document by reference).*

10.32
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
10.37
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

10.43	PPD, Inc. 2020 Omnibus Incentive Plan (filed as Exhibit 10.38 to PPD Inc.’s Form S-1/A filed January 27, 2020 [File No. 333-235860] and incorporated in this document by reference).*
10.44
Consulting Agreement between the Registrant and Mark P. Stevenson, dated February 24, 2022 (filed as Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 [File No. 1-8002] and incorporated in this document by reference).*

10.45	Amendment to Nonstatutory Stock Option Agreements between Thermo Fisher Scientific Inc. and Marc N. Casper.*
10.46	Amendment to Restricted Stock Unit Agreements between Thermo Fisher Scientific Inc. and Marc N. Casper.*
10.47	Amendment to Performance Restricted Stock Unit Agreements between Thermo Fisher Scientific Inc. and Marc N. Casper.*
21	Subsidiaries of the Registrant.
22	Subsidiary Issuer of Guaranteed Securities.
23.1	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(b) and 15d-14(b), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(b) and 15d-14(b), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Date:	February 23, 2023	THERMO FISHER SCIENTIFIC INC.

		By:	/s/ Marc N. Casper
Marc N. Casper
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of February 23, 2023.

By:	/s/ Marc N. Casper	By:	/s/ R. Alexandra Keith
	Marc N. Casper		R. Alexandra Keith
	Chairman, President and Chief Executive Officer		Director
(Principal Executive Officer)

By:	/s/ Stephen Williamson	By:	/s/ Jim P. Manzi
	Stephen Williamson		Jim P. Manzi
	Senior Vice President and Chief Financial Officer		Director
(Principal Financial Officer)

By:	/s/ Joseph R. Holmes	By:	/s/ James C. Mullen
	Joseph R. Holmes		James C. Mullen
	Vice President and Chief Accounting Officer		Director
(Principal Accounting Officer)

By:	/s/ Nelson J. Chai	By:	/s/ Lars R. Sørensen
	Nelson J. Chai		Lars R. Sørensen
	Director		Director

By:	/s/ Ruby R. Chandy	By:	/s/ Debora L. Spar
	Ruby R. Chandy		Debora L. Spar
	Director		Director

By:	/s/ C. Martin Harris	By:	/s/ Scott M. Sperling
	C. Martin Harris		Scott M. Sperling
	Director		Director

By:	/s/ Tyler E. Jacks	By:	/s/ Dion J. Weisler
	Tyler E. Jacks		Dion J. Weisler
	Director		Director

THERMO FISHER SCIENTIFIC INC.
INDEX OF CONSOLIDATED FINANCIAL STATEMENTS

The following Consolidated Financial Statements of the Registrant and its subsidiaries are required to be included in Item 15:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Thermo Fisher Scientific Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of Thermo Fisher Scientific Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, of comprehensive income, of redeemable noncontrolling interest and equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Income taxes
As described in Note 8 to the consolidated financial statements, the Company’s provision for income taxes for the year ended December 31, 2022 was $703 million. The Company has deferred tax liabilities, net, of $1,984 million (including a valuation allowance of $1,322 million) and unrecognized tax benefits of $572 million as of December 31, 2022. As disclosed by management, the Company operates in numerous countries under many legal forms and, as a result, is subject to the jurisdiction of numerous domestic and non-U.S. tax authorities, as well as to tax agreements and treaties among these governments. Determination of taxable income in any jurisdiction requires management to interpret the related tax laws and regulations and to use estimates and assumptions regarding significant future events, such as the amount, timing and character of deductions, permissible revenue recognition methods under the tax law and the sources and character of income and tax credits. Management assesses income tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, management has recorded the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Management estimates the degree to which tax assets will result in a benefit, after consideration of all positive and negative evidence, and provides a valuation allowance for tax assets that it believes will more likely than not go unused. In situations in which management has been able to determine that the Company’s deferred tax assets will be realized, that determination generally relies on future reversals of taxable temporary differences and expected future taxable income. If it becomes more likely than not that a tax asset will be used, management reverses the related valuation allowance.
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

/s/PricewaterhouseCoopers LLP
Boston, Massachusetts
February 23, 2023

We have served as the Company’s auditor since 2002.

THERMO FISHER SCIENTIFIC INC.
CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
(In millions except share and per share amounts)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$8,524	$4,477
Accounts receivable, less allowances of $189 and $150	8,115	7,977
Inventories	5,634	5,051
Contract assets, net	1,312	968
Other current assets	1,644	1,640
Total current assets	25,229	20,113
Property, plant and equipment, net	9,280	8,333
Acquisition-related intangible assets, net	17,442	20,113
Other assets	4,007	4,640
Goodwill	41,196	41,924
Total assets	$97,154	$95,123

Liabilities, redeemable noncontrolling interest and equity
Current liabilities:
Short-term obligations and current maturities of long-term obligations	$5,579	$2,537
Accounts payable	3,381	2,867
Accrued payroll and employee benefits	2,095	2,427
Contract liabilities	2,601	2,655
Other accrued expenses	3,354	2,950
Total current liabilities	17,010	13,436
Deferred income taxes	2,849	3,837
Other long-term liabilities	4,238	4,540
Long-term obligations	28,909	32,333
Commitments and contingencies (Note 12)
Redeemable noncontrolling interest	116	122
Equity:
Thermo Fisher Scientific Inc. shareholders’ equity:
Preferred stock, $100 par value, 50,000 shares authorized; none issued
Common stock, $1 par value, 1,200,000,000 shares authorized; 440,668,112 and 439,154,741 shares issued	441	439
Capital in excess of par value	16,743	16,174
Retained earnings	41,910	35,431
Treasury stock at cost, 50,157,275 and 44,720,112 shares	(12,017)	(8,922)
Accumulated other comprehensive items	(3,099)	(2,329)
Total Thermo Fisher Scientific Inc. shareholders’ equity	43,978	40,793
Noncontrolling interests	54	62
Total equity	44,032	40,855
Total liabilities, redeemable noncontrolling interest and equity	$97,154	$95,123

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.
CONSOLIDATED STATEMENT OF INCOME

	Year Ended
	December 31,	December 31,	December 31,
(In millions except per share amounts)	2022	2021	2020
Revenues
Product revenues	$28,548	$30,361	$25,306
Service revenues	16,367	8,850	6,912
Total revenues	44,915	39,211	32,218

Costs and operating expenses:
Cost of product revenues	14,247	13,594	11,407
Cost of service revenues	11,697	5,979	4,807
Selling, general and administrative expenses	8,993	8,007	6,930
Research and development expenses	1,471	1,406	1,181
Restructuring and other costs	114	197	99
Total costs and operating expenses	36,522	29,183	24,424
Operating income	8,393	10,028	7,794
Interest income	272	43	65
Interest expense	(726)	(536)	(553)
Other income/(expense)	(104)	(694)	(76)
Income before income taxes	7,835	8,841	7,230
Provision for income taxes	(703)	(1,109)	(850)
Equity in earnings/(losses) of unconsolidated entities	(172)	(4)	(3)
Net income	6,960	7,728	6,377
Less: net income attributable to noncontrolling interests and redeemable noncontrolling interest	10	3	2
Net income attributable to Thermo Fisher Scientific Inc.	$6,950	$7,725	$6,375

Earnings per share attributable to Thermo Fisher Scientific Inc.
Basic	$17.75	$19.62	$16.09
Diluted	$17.63	$19.46	$15.96

Weighted average shares
Basic	392	394	396
Diluted	394	397	399

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.
 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended
	December 31,	December 31,	December 31,
(In millions)	2022	2021	2020
Comprehensive income
Net income	$6,960	$7,728	$6,377
Other comprehensive items:
Currency translation adjustment:
Currency translation adjustment (net of tax provision (benefit) of $173, $231 and $(221))	(822)	373	(118)
Unrealized gains and losses on hedging instruments:
Unrealized losses on hedging instruments (net of tax benefit of $0, $0 and $20)	—	—	(65)
Reclassification adjustment for losses included in net income (net of tax benefit of $1, $17 and $14)	2	56	45
Pension and other postretirement benefit liability adjustments:
Pension and other postretirement benefit liability adjustments arising during the period (net of tax provision (benefit) of $9, $11 and $(1))	38	36	(8)
Amortization of net loss and prior service benefit included in net periodic pension cost (net of tax benefit of $3, $6 and $4)	5	13	18
Total other comprehensive items	(777)	478	(128)
Comprehensive income	6,183	8,206	6,249
Less: comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	3	2	2
Comprehensive income attributable to Thermo Fisher Scientific Inc.	$6,180	$8,204	$6,247

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended
	December 31,	December 31,	December 31,
(In millions)	2022	2021	2020
Operating activities
Net income	$6,960	$7,728	$6,377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	986	831	658
Amortization of acquisition-related intangible assets	2,395	1,761	1,667
Change in deferred income taxes	(995)	(647)	(552)
Stock-based compensation	307	230	196
Loss on early extinguishment of debt	26	767	—
Other non-cash expenses	524	190	338
Changes in assets and liabilities, excluding the effects of acquisitions and disposition:
Accounts receivable	(430)	(204)	(1,302)
Inventories	(825)	(1,065)	(508)
Accounts payable	648	479	59
Contributions to retirement plans	(41)	(34)	(96)
Other	(401)	(724)	1,452
Net cash provided by operating activities	9,154	9,312	8,289

Investing activities
Acquisitions, net of cash acquired	(39)	(19,395)	(38)
Purchase of property, plant and equipment	(2,243)	(2,523)	(1,474)
Proceeds from sale of property, plant and equipment	24	20	8
Other investing activities, net	99	(34)	(6)
Net cash used in investing activities	(2,159)	(21,932)	(1,510)

Financing activities
Net proceeds from issuance of debt	3,193	18,137	3,464
Repayment of debt	(375)	(11,738)	(710)
Proceeds from issuance of commercial paper	1,526	2,512	383
Repayments of commercial paper	(3,690)	—	(387)
Purchases of company common stock	(3,000)	(2,000)	(1,500)
Dividends paid	(455)	(395)	(337)
Other financing activities, net	(9)	65	46
Net cash (used in) provided by financing activities	(2,810)	6,581	959

Exchange rate effect on cash	(139)	194	176
Increase (decrease) in cash, cash equivalents and restricted cash	4,046	(5,845)	7,914
Cash, cash equivalents and restricted cash at beginning of year	4,491	10,336	2,422
Cash, cash equivalents and restricted cash at end of year	$8,537	$4,491	$10,336
The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.
CONSOLIDATED STATEMENT OF REDEEMABLE NONCONTROLLING INTEREST AND EQUITY

	Redeemable Noncontrolling Interest	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Total Thermo Fisher Scientific Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
(In millions)		Shares	Amount			Shares	Amount
Balance at December 31, 2019	$—	434	$434	$15,064	$22,092	36	$(5,236)	$(2,679)	$29,675	$9	$29,684
Cumulative effect of accounting changes	—	—	—	—	(1)	—	—	—	(1)	—	(1)
Issuance of shares under employees' and directors' stock plans	—	3	3	319	—	—	(82)	—	240	—	240
Stock-based compensation	—	—	—	196	—	—	—	—	196	—	196
Purchases of company common stock	—	—	—	—	—	4	(1,500)	—	(1,500)	—	(1,500)
Dividends declared ($0.88 per share)	—	—	—	—	(350)	—	—	—	(350)	—	(350)
Net income	—	—	—	—	6,375	—	—	—	6,375	2	6,377
Other comprehensive items	—	—	—	—	—	—	—	(128)	(128)	—	(128)
Contributions from (distributions to) noncontrolling interests	—	—	—	—	—	—	—	—	—	(1)	(1)
Balance at December 31, 2020	—	437	437	15,579	28,116	40	(6,818)	(2,807)	34,507	10	34,517
Issuance of shares under employees' and directors' stock plans	—	2	2	324	—	1	(104)	—	222	—	222
Stock-based compensation	—	—	—	230	—	—	—	—	230	—	230
Purchases of company common stock	—	—	—	—	—	4	(2,000)	—	(2,000)	—	(2,000)
Dividends declared ($1.04 per share)	—	—	—	—	(410)	—	—	—	(410)	—	(410)
Recognition upon acquisition	122	—	—	—	—	—	—	—	—	—	—
Net income	1	—	—	—	7,725	—	—	—	7,725	2	7,727
Other comprehensive items	(1)	—	—	—	—	—	—	478	478	—	478
Contributions from (distributions to) noncontrolling interests	—	—	—	—	—	—	—	—	—	50	50
Other	—	—	—	41	—	—	—	—	41	—	41
Balance at December 31, 2021	122	439	439	16,174	35,431	45	(8,922)	(2,329)	40,793	62	40,855
Issuance of shares under employees' and directors' stock plans	—	2	2	262	—	—	(95)	—	169	—	169
Stock-based compensation	—	—	—	307	—	—	—	—	307	—	307
Purchases of company common stock	—	—	—	—	—	5	(3,000)	—	(3,000)	—	(3,000)
Dividends declared ($1.20 per share)	—	—	—	—	(471)	—	—	—	(471)	—	(471)
Net income	15	—	—	—	6,950	—	—	—	6,950	(5)	6,945
Other comprehensive items	(6)	—	—	—	—	—	—	(770)	(770)	(1)	(771)
Contributions from (distributions to) noncontrolling interests	(15)	—	—	—	—	—	—	—	—	(2)	(2)
Balance at December 31, 2022	$116	441	$441	$16,743	$41,910	50	$(12,017)	$(3,099)	$43,978	$54	$44,032
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
Principles of Consolidation
The accompanying financial statements include the accounts of the company and its wholly and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated. The company accounts for investments in businesses using the equity method when it has the ability to exercise significant influence but not control (generally between 20% and 50% ownership), is not the primary beneficiary and has not elected the fair value option. At December 31, 2022 and 2021, the company had such investments with carrying amounts of $369 million and $576 million, respectively. The company has elected the fair value option of accounting for certain of its investments with readily determinable fair values that would otherwise be accounted for under the equity method. At December 31, 2022 and 2021, the fair value of such investments was $7 million and $217 million, respectively.
Redeemable Noncontrolling Interest
The company owns 60% of its consolidated subsidiary PPD-SNBL K.K. The 40% ownership interest held by a third party is classified as a redeemable noncontrolling interest on the consolidated balance sheet due to certain put options under which the third party may require the company to purchase the remaining ownership interest at a premium upon the occurrence of certain events.
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

	December 31,	December 31,
(In millions)	2022	2021
Raw materials	$2,405	$1,922
Work in process	660	676
Finished goods	2,569	2,453
Inventories	$5,634	$5,051
Prior to the third quarter of 2021, certain of the company’s businesses utilized the LIFO method of accounting for inventories. During the third quarter of 2021, these businesses, which comprised approximately 5% of consolidated inventories, changed from the LIFO method to the FIFO method. The company believes this change is preferable as it will provide a consistent, uniform costing method for all inventories across the company, better reflect the current value of inventories, and improve comparability with peers. Prior financial statements have not been retrospectively adjusted due to immateriality. The cumulative pre-tax effect of this change in accounting principle of $33 million was recorded as an increase to inventories and a decrease to cost of product revenues in the third quarter of 2021. This change was recorded in the Laboratory Products and

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Biopharma Services ($20 million) and Specialty Diagnostics ($13 million) segments. Reductions to cost of revenues as a result of the liquidation of LIFO inventories were nominal during 2020 and the first half of 2021.
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

	December 31,	December 31,
(In millions)	2022	2021
Land	$454	$431
Buildings and improvements	3,153	2,575
Machinery, equipment and leasehold improvements	7,967	7,020
Construction in progress	2,695	2,567
Property, plant and equipment, at cost	14,269	12,593
Less: Accumulated depreciation and amortization	4,989	4,260
Property, plant and equipment, net	$9,280	$8,333
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
Acquisition-related intangible assets are as follows:

	Balance at December 31, 2022			Balance at December 31, 2021
(In millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite lived:
Customer relationships	$21,792	$(8,330)	$13,462	$22,802	$(7,792)	$15,010
Product technology	5,882	(4,360)	1,522	6,041	(3,977)	2,064
Tradenames	1,635	(1,008)	627	1,722	(919)	803
Backlog	1,038	(442)	596	1,060	(59)	1,001
	30,347	(14,140)	16,207	31,625	(12,747)	18,878
Indefinite lived:
Tradenames	1,235	N/A	1,235	1,235	N/A	1,235
Acquisition-related intangible assets	$31,582	$(14,140)	$17,442	$32,860	$(12,747)	$20,113

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The estimated future amortization expense of acquisition-related intangible assets with definite lives as of December 31, 2022 is as follows:

(In millions)
2023	$2,279
2024	1,863
2025	1,582
2026	1,322
2027	1,296
2028 and thereafter	7,865
Estimated future amortization expense of definite-lived intangible assets	$16,207
Other Assets
Other assets in the accompanying balance sheet include operating lease right-of-use assets, investments, deferred tax assets, pension assets, cash surrender value of life insurance, insurance recovery receivables related to product liability matters, certain intangible assets and other assets.
At December 31, 2022 and 2021, the company had $36 million and $33 million, respectively, of intangible assets not derived from acquisitions, net of accumulated amortization, which are being amortized using the straight-line method over their estimated useful lives, which range up to 20 years.
Equity investments that do not have readily determinable fair values and are not eligible for the net asset value (NAV) practical expedient are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investments of the same issuer. The company performs qualitative assessments to identify impairments of these investments. At December 31, 2022 and 2021, the company had such investments with carrying amounts of $55 million and $22 million, respectively, and investments measured at NAV of $22 million and $16 million, respectively, which are included in other assets.
Goodwill
The company assesses goodwill for impairment at the reporting unit level annually and whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Such events or circumstances generally include the occurrence of operating losses or a significant decline in earnings associated with one or more of the company’s reporting units. The company is permitted to first assess qualitative factors to determine whether the quantitative goodwill impairment test is necessary. If the qualitative assessment results in a determination that the fair value of a reporting unit is more likely than not less than its carrying amount, the company performs a quantitative goodwill impairment test. The company may bypass the qualitative assessment for the reporting unit in any period and proceed directly to the goodwill impairment test. The company estimates the fair value of its reporting units by using forecasts of discounted future cash flows and peer market multiples. The company would record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (limited to the amount of goodwill). The company determined that no impairments existed in 2022, 2021 or 2020.
The changes in the carrying amount of goodwill by segment are as follows:

(In millions)	Life Sciences Solutions	Analytical Instruments	Specialty Diagnostics	Laboratory Products and Biopharma Services	Total
Balance at December 31, 2020	$8,590	$5,079	$3,370	$9,002	$26,041
Acquisitions	1,560	56	8	14,400	16,024
Currency translation	(7)	(92)	(101)	59	(141)
Balance at December 31, 2021	10,143	5,043	3,277	23,461	41,924
Acquisitions	—	24	—	—	24
Finalization of purchase price allocations for 2021 acquisitions	9	—	—	168	177
Currency translation	(6)	(102)	(186)	(635)	(929)
Balance at December 31, 2022	$10,146	$4,965	$3,091	$22,994	$41,196

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
Currency Translation
All assets and liabilities of the company’s subsidiaries operating in non-U.S. dollar currencies are translated at period-end exchange rates. Resulting translation adjustments are reflected in the “accumulated other comprehensive items” component of shareholders’ equity. Revenues and expenses are translated at average exchange rates for the period. Currency transaction gains are included in the accompanying statement of income and in aggregate were $62 million, $25 million and $24 million in 2022, 2021 and 2020, respectively.
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
The company uses short-term forward and option currency exchange contracts primarily to hedge certain balance sheet and operational exposures resulting from changes in currency exchange rates, predominantly intercompany loans and cash balances that are denominated in currencies other than the functional currencies of the respective operations. The currency-exchange contracts principally hedge transactions denominated in euro, British pounds sterling, Singapore dollars, Japanese yen, Hong Kong dollars, Czech koruna and Swedish krona. The company does not hold or engage in transactions involving derivative instruments for purposes other than risk management.
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
Government Assistance
From time to time, the company receives assistance from various governmental agencies generally in the form of cash or non-income tax credits. These programs help offset the costs of certain research and development activities, facility construction and expansion efforts, or hiring objectives. When the company believes that it is probable that it will meet the conditions tied to the assistance, it offsets the associated expense in the consolidated income statement. Such amounts were not material to the consolidated financial statements as of and for the year ended December 31, 2022.

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
The company’s estimates include, among others, asset reserve requirements as well as the amounts of future cash flows associated with certain assets and businesses that are used in assessing the risk of impairment. Risks and uncertainties associated with the ongoing COVID-19 global pandemic materially adversely affected certain of the company’s businesses in 2020, particularly in the Analytical Instruments segment and, to a lesser extent, some businesses within the other three segments. The negative impacts significantly lessened in 2021 and 2022. The extent and duration of negative impacts in the future, which may include inflationary pressures and supply chain disruptions, are uncertain and may require changes to estimates. Actual results could differ from those estimates.
Recent Accounting Pronouncements
In September 2022, the FASB issued new guidance to require entities to disclose information about supplier finance programs. Among other things, the new guidance requires expanded disclosure about key program terms, payment terms, and amounts outstanding for obligations under these programs for each period presented. The company will adopt some aspects of this guidance in 2023 using a retrospective method and other aspects in 2024 using a prospective method. The adoption of this guidance is not expected to have a material impact on the company’s disclosures; however, the impact in future periods will be dependent on the extent of arrangements of this nature entered into by the company
In November 2021, the FASB issued new guidance to require entities to disclose information about certain types of government assistance they receive, including cash grants and tax credits. Among other things, the new guidance requires expanded disclosure regarding the qualitative and quantitative characteristics of the nature, amount, timing, and significant terms and conditions of transactions with a government arising from a grant or other forms of assistance accounted for under a contribution model. The company adopted this guidance in the fourth quarter of 2022 using a prospective method. The adoption of this guidance did not have a material impact on the company’s disclosures; however, the impact in future periods will be dependent on the extent of future transactions of this nature entered into by the company.
In October 2021, the FASB amended guidance to recognize and measure contract assets and contract liabilities acquired in a business combination. Generally, this new guidance will result in the company recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. The company adopted this guidance in the fourth quarter of 2021 retrospectively to all business combinations completed in the first three quarters of 2021 and prospectively to all future business combinations. The adoption of this guidance did not have a material impact on the company’s consolidated financial statements for acquisitions that closed in 2021 and 2022; however, the impact in future periods will be dependent on the contract assets and contract liabilities acquired in future business combinations.
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
2023
On January 3, 2023, the company acquired, within the Specialty Diagnostics segment, The Binding Site Group, a U.K.-based provider of specialty diagnostic assays and instruments to improve the diagnosis and management of blood cancers and immune system disorders. The acquisition expands the segment’s portfolio with the addition of pioneering innovation in diagnostics and monitoring for multiple myeloma. The goodwill recorded as a result of this business combination is not expected to be tax deductible.
The components of the purchase price and net assets acquired are as follows:

(In billions)	The Binding Site
Purchase price
Cash paid	$2.42
Debt settled	0.31
Cash acquired	(0.02)
$2.71
Net assets acquired
Definite-lived intangible assets	$1.07
Goodwill	1.77
Net tangible assets	0.15
Deferred tax assets (liabilities)	(0.28)
$2.71
The weighted-average amortization period for definite-lived intangible assets is 17 years.
The preliminary allocation of the purchase price for the acquisition of The Binding Site is based on estimates of the fair value of the net assets acquired and is subject to adjustment upon finalization, largely with respect to acquired intangible assets and the related deferred taxes. Measurements of these items inherently require significant estimates and assumptions.
2022
In 2022, the company acquired, within the Analytical Instruments segment, a U.S.-based developer of Fourier-transform infrared gas analysis technologies.
2021
On January 15, 2021, the company acquired, within the Laboratory Products and Biopharma Services segment, the Belgium-based European viral vector manufacturing business of Groupe Novasep SAS. The European viral vector manufacturing business provides manufacturing services for vaccines and therapies to biotechnology companies and large biopharma customers. The acquisition expands the segment’s capabilities for cell and gene vaccines and therapies. The goodwill recorded as a result of this business combination is not tax deductible.
On February 25, 2021, the company acquired, within the Life Sciences Solutions segment, Mesa Biotech, Inc., a U.S.-based molecular diagnostic company. Mesa Biotech has developed and commercialized a polymerase chain reaction (PCR) based rapid point-of-care testing platform available for detecting infectious diseases including COVID-19. The acquisition enables the company to accelerate the availability of reliable and accurate advanced molecular diagnostics at the point of care. The goodwill recorded as a result of this business combination is not tax deductible.
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
On December 8, 2021, the company acquired, within the Laboratory Products and Biopharma Services segment, PPD, Inc., a U.S.-based global provider of clinical research services to the pharma and biotech industry. The addition of PPD’s clinical research services enhances our offering to biotech and pharma customers by enabling them to accelerate innovation and increase their productivity within the drug development process. The goodwill recorded as a result of this business combination is not tax deductible.
On December 30, 2021, the company acquired, within the Life Sciences Solutions segment, PeproTech, Inc., a U.S.-based developer and manufacturer of recombinant proteins. PeproTech provides bioscience reagents known as recombinant proteins, including cytokines and growth factors. The acquisition expands the segment’s bioscience offerings. The goodwill recorded as a result of this business combination is not tax deductible.
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
The components of the purchase price and net assets acquired for 2021 acquisitions are as follows:

(In millions)	PPD	PeproTech	European Viral Vector Business	Mesa Biotech	Lengnau biologics manufacturing facility	Other
Purchase price
Cash paid	$17,237	$1,946	$848	$421	$17	$298
Fair value of equity awards exchanged	43	—	—	—	—	—
Fair value of contingent consideration	—	—	—	65	1	117
Cash acquired	(1,244)	(83)	(18)	(14)	—	(12)
	$16,036	$1,863	$830	$472	$18	$403

Net assets acquired
Current assets	$2,477	$58	$39	$54	$—	$12
Property, plant and equipment	527	18	59	2	93	2
Definite-lived intangible assets:
Customer relationships	6,257	510	302	—	—	2
Product technology	—	282	25	279	—	224
Tradenames	594	—	—	2	—	2
Backlog	1,038	—	—	—	—	—
Goodwill	13,949	1,198	600	237	18	198
Other assets	1,060	11	3	3	364	2
Contract liabilities	(1,539)	—	(59)	—	—	(1)
Deferred tax assets (liabilities)	(1,782)	(192)	(80)	(72)	—	(27)
Finance lease liabilities	(90)	—	(24)	—	(82)	—
Debt assumed	(4,299)	—	—	—	—	—
Other liabilities assumed	(2,034)	(22)	(35)	(33)	(375)	(11)
Redeemable noncontrolling interest	(122)	—	—	—	—	—
	$16,036	$1,863	$830	$472	$18	$403
During 2022, we finalized the allocations of the purchase price for the Lengnau biologics manufacturing facility, PPD, Inc. and PeproTech, Inc., largely with respect to definite-lived intangible assets, property, plant and equipment, contract liabilities,

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
equity method investments, asset retirement obligations, defined benefit pension plans, assumed contingent consideration and the related deferred taxes. The adjustments to the income statement recorded during 2022 were not material.
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
2020
In 2020, the company acquired, within the Life Sciences Solutions segment, a U.S.-based provider of a spectral dye platform for high-resolution biology applications which will extend the company’s existing tools for protein and cell analysis applications.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 3.    Revenues and Contract-related Balances
Disaggregated Revenues
Revenues by type are as follows:

(In millions)	2022	2021	2020
Revenues
Consumables	$20,624	$22,608	$18,527
Instruments	7,924	7,753	6,779
Services	16,367	8,850	6,912
Consolidated revenues	$44,915	$39,211	$32,218
Revenues by geographic region based on customer location are as follows:

(In millions)	2022	2021	2020
Revenues
North America	$24,594	$19,659	$17,081
Europe	10,762	11,134	8,284
Asia-Pacific	8,115	7,218	5,822
Other regions	1,444	1,200	1,031
Consolidated revenues	$44,915	$39,211	$32,218
Each reportable segment earns revenues from consumables, instruments and services in North America, Europe, Asia-Pacific and other regions. See Note 4 for revenues by reportable segment and other geographic data.
Remaining Performance Obligations
The aggregate amount of the transaction price allocated to the remaining performance obligations for all open customer contracts as of December 31, 2022 was $26.97 billion. The company will recognize revenues for these performance obligations as they are satisfied, approximately 55% of which is expected to occur within the next twelve months. Amounts expected to occur thereafter generally relate to contract manufacturing, clinical research and extended warranty service agreements, which typically have durations of three to five years.
Contract-related Balances
Noncurrent contract assets and noncurrent contract liabilities are included within other assets and other long-term liabilities in the accompanying balance sheet, respectively. Contract asset and liability balances are as follows:

	December 31,	December 31,
(In millions)	2022	2021
Current contract assets, net	$1,312	$968
Noncurrent contract assets, net	7	9
Current contract liabilities	2,601	2,655
Noncurrent contract liabilities	1,179	1,238
Substantially all of the current contract liabilities balance at December 31, 2021 and 2020 was recognized in revenues during 2022 and 2021, respectively.
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
Analytical Instruments: provides a broad offering of instruments and the supporting consumables, software and services that are used for a range of applications in the laboratory and in the field. These products and services are used by customers in

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
pharmaceutical, biotechnology, academic, government, environmental and other research and industrial markets, as well as the clinical laboratory.
Specialty Diagnostics: offers a wide range of diagnostic test kits, reagents, culture media, instruments and associated products to serve customers in healthcare, clinical, pharmaceutical, industrial, and food safety laboratories. Our healthcare products are used to increase the speed and accuracy of diagnoses, which improves patient care in a more cost-efficient manner.
Laboratory Products and Biopharma Services: offers virtually everything needed for the laboratory. Our unique combination of self-manufactured and sourced products and extensive service offering enables our customers to focus on their core activities and helps them to be more efficient, productive and cost-effective. The segment also includes a comprehensive offering of outsourced services used by the pharmaceutical and biotech industries for drug development, clinical research, clinical trials services and commercial drug manufacturing.
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
Business Segment Information

(In millions)	2022	2021	2020
Revenues
Life Sciences Solutions	$13,532	$15,631	$12,168
Analytical Instruments	6,624	6,069	5,124
Specialty Diagnostics	4,763	5,659	5,343
Laboratory Products and Biopharma Services	22,511	14,862	12,245
Eliminations	(2,515)	(3,010)	(2,662)
Consolidated revenues	44,915	39,211	32,218

Segment Income
Life Sciences Solutions	5,582	7,817	6,109
Analytical Instruments	1,507	1,197	808
Specialty Diagnostics	1,024	1,280	1,368
Laboratory Products and Biopharma Services	2,872	1,844	1,271
Subtotal reportable segments	10,985	12,138	9,556
Cost of revenues adjustments	(46)	(8)	(6)
Selling, general and administrative expenses adjustments	(37)	(144)	10
Restructuring and other costs	(114)	(197)	(99)
Amortization of acquisition-related intangible assets	(2,395)	(1,761)	(1,667)
Consolidated operating income	8,393	10,028	7,794
Interest income	272	43	65
Interest expense	(726)	(536)	(553)
Other income/(expense)	(104)	(694)	(76)
Consolidated income before taxes	$7,835	$8,841	$7,230

Depreciation
Life Sciences Solutions	$214	$197	$140
Analytical Instruments	83	83	76
Specialty Diagnostics	75	128	100
Laboratory Products and Biopharma Services	614	423	342
Consolidated depreciation	$986	$831	$658

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Cost of revenues charges included in the above table consist of charges for the sale of inventories revalued at the date of acquisition, inventory write-downs associated with large-scale abandonments of product lines, and accelerated depreciation on fixed assets to estimated salvage value in connection with the consolidation of operations. Selling, general and administrative charges/credits included in the above table consist of significant transaction/integration costs (including reimbursement thereof) related to recent/terminated acquisitions, charges/credits for changes in estimates of contingent acquisition consideration, and charges/credits related to product liability litigation.

(In millions)	2022	2021	2020
Total assets
Life Sciences Solutions	$21,848	$22,751	$20,209
Analytical Instruments	10,019	9,692	9,773
Specialty Diagnostics	5,542	6,010	6,534
Laboratory Products and Biopharma Services	51,281	52,639	22,711
Corporate/other (a)	8,464	4,031	9,825
Consolidated total assets	$97,154	$95,123	$69,052

Capital expenditures
Life Sciences Solutions	$490	$810	$392
Analytical Instruments	140	79	74
Specialty Diagnostics	112	167	175
Laboratory Products and Biopharma Services	1,403	1,327	772
Corporate/other	98	140	61
Consolidated capital expenditures	$2,243	$2,523	$1,474
(a)Corporate assets consist primarily of cash and cash equivalents and property and equipment at the company's corporate offices.
Geographical Information

(In millions)	2022	2021	2020
Revenues (b)
United States	$23,820	$18,907	$16,435
China	3,793	3,444	2,797
Other	17,302	16,860	12,986
Consolidated revenues	$44,915	$39,211	$32,218

Long-lived Assets (c)
United States	$6,308	$5,578	$3,686
Other	4,565	4,286	3,001
Consolidated long-lived assets	$10,873	$9,864	$6,687
(b)Revenues are attributed to countries based on customer location.
(c)Includes property, plant and equipment, net, and operating lease ROU assets.
Note 5.    Other Income/(Expense)
In all periods, other income/(expense) includes currency transaction gains and losses on non-operating monetary assets and liabilities and net periodic pension benefit cost/income, excluding the service cost component which is included in operating expenses on the accompanying statement of income. In 2022, other income/(expense) includes $161 million of net losses on investments, $67 million of net gains on derivative instruments to address certain foreign currency risks, $26 million of losses on the early extinguishment of debt (Note 10), and $2 million of net settlement gains on pension plans.
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
The weighted average assumptions used in the Black-Scholes option pricing model are as follows:

	2022	2021	2020
Expected stock price volatility	26%	26%	22%
Risk free interest rate	2.0%	0.8%	1.1%
Expected life of options (years)	4.7	4.3	4.3
Expected annual dividend	0.2%	0.2%	0.3%
The weighted average per share grant-date fair values of options granted during 2022, 2021 and 2020 were $135.07, $123.97 and $61.19, respectively. The total intrinsic value of options exercised during the same periods was $336 million, $501 million and $457 million, respectively. The intrinsic value is the difference between the market value of the shares on the exercise date and the exercise price of the option.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A summary of the company’s option activity for the year ended December 31, 2022 is presented below:

	Shares (in millions)	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in millions)
Outstanding at December 31, 2021	6.0	$319.95
Granted	0.8	530.48
Exercised	(0.9)	199.85
Canceled/expired	(0.3)	503.76
Outstanding at December 31, 2022	5.6	$359.27	4.2	$1,125
Vested and unvested expected to vest at December 31, 2022	5.3	$351.97	4.7	$1,114
Exercisable at December 31, 2022	2.9	$251.44	2.8	$891
As of December 31, 2022, there was $228 million of total unrecognized compensation cost related to unvested stock options granted. The cost is expected to be recognized through 2026 with a weighted average amortization period of 2.4 years.
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
A summary of the company’s restricted unit activity for the year ended December 31, 2022 is presented below:

	Units (in millions)	Weighted average grant-date fair value
Unvested at December 31, 2021	0.8	$425.39
Granted	0.4	520.83
Vested	(0.4)	375.77
Forfeited	(0.1)	510.37
Unvested at December 31, 2022	0.7	$495.39
The total fair value of shares vested during 2022, 2021 and 2020 was $163 million, $151 million and $126 million, respectively.
As of December 31, 2022, there was $200 million of total unrecognized compensation cost related to unvested restricted stock unit awards. The cost is expected to be recognized through 2026 with a weighted average amortization period of 1.9 years.
Employee Stock Purchase Plans
Qualifying employees are eligible to participate in an employee stock purchase plan sponsored by the company. Shares may be purchased under the program at 95% of the fair market value at the end of the purchase period and the shares purchased are not subject to a holding period. Shares are purchased through payroll deductions of up to 10% of each participating employee’s qualifying gross wages. The company issued 0.2 million, 0.1 million and 0.2 million shares, respectively, of its common stock in 2022, 2021 and 2020 under the employee stock purchase plan.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 7.    Pension and Other Postretirement Benefit Plans
401(k) Savings Plan and Other Defined Contribution Plans
The company’s 401(k) savings and other defined contribution plans cover the majority of the company’s eligible U.S. and certain non-U.S. employees. Contributions to the plans are made by both the employee and the company. Company contributions are based on the level of employee contributions. Company contributions to these plans are based on formulas determined by the company. In 2022, 2021 and 2020, the company charged to expense $402 million, $299 million and $254 million, respectively, related to its defined contribution plans.
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
The company funds annually, at a minimum, the statutorily required minimum amount as actuarially determined. During 2022, 2021 and 2020, the company made cash contributions of approximately $41 million, $34 million and $96 million, respectively. Contributions to the plans included in the following table are estimated at between $30 and $50 million for 2023.
The following table provides a reconciliation of benefit obligations and plan assets of the company’s domestic and non-U.S. pension plans:

	Domestic pension benefits		Non-U.S. pension benefits
(In millions)	2022	2021	2022	2021
Accumulated benefit obligation	$995	$1,260	$1,016	$1,475
Change in projected benefit obligations
Projected benefit obligation at beginning of year	$1,260	$1,302	$1,552	$1,486
Acquisitions	—	—	51	170
Service costs	—	—	34	27
Interest costs	27	23	20	11
Settlements	—	—	(31)	(7)
Plan participants' contributions	—	—	9	6
Actuarial (gains) losses	(210)	20	(447)	(57)
Benefits paid	(82)	(85)	(19)	(30)
Currency translation and other	—	—	(100)	(54)
Projected benefit obligation at end of year	$995	$1,260	$1,069	$1,552

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Domestic pension benefits		Non-U.S. pension benefits
(In millions)	2022	2021	2022	2021
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$1,226	$1,267	$1,302	$1,160
Acquisitions	—	—	14	158
Actual return on plan assets	(212)	37	(347)	14
Employer contributions	5	7	36	27
Settlements	—	—	(31)	(7)
Plan participants' contributions	—	—	9	6
Benefits paid	(82)	(85)	(19)	(30)
Currency translation and other	—	—	(96)	(26)
Fair value of plan assets at end of year	$937	$1,226	$868	$1,302
Funded status	$(58)	$(34)	$(201)	$(250)
Amounts recognized in balance sheet
Noncurrent assets	$—	$32	$81	$205
Current liability	(6)	(7)	(11)	(10)
Noncurrent liabilities	(52)	(59)	(271)	(445)
Net amount recognized	$(58)	$(34)	$(201)	$(250)
Amounts recognized in accumulated other comprehensive items
Net actuarial loss	$200	$157	$74	$167
Prior service credits	—	—	(4)	(3)
Net amount recognized	$200	$157	$70	$164
For domestic pension plans, actuarial gains experienced in 2022 were driven by increases in the weighted average discount rates used to determine the projected benefit obligation, as well as differences between actual and expected returns on plan assets for certain portions of plan benefits indexed to asset returns. For non-U.S. pension plans, actuarial gains experienced in 2022 were principally driven by increases in the weighted average discount rates used to determine the projected benefit obligation.
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
The actuarial assumptions used to compute the funded status for the plans are based upon information available as of December 31, 2022 and 2021 and are as follows:

	Domestic pension benefits		Non-U.S. pension benefits
	2022	2021	2022	2021
Weighted average assumptions used to determine projected benefit obligations
Discount rate for determining benefit obligation	5.01%	2.70%	3.91%	1.45%
Interest crediting rate for cash balance plans	4.96%	2.58%	2.19%	1.25%
Average rate of increase in employee compensation	N/A	N/A	2.78%	2.73%

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The actuarial assumptions used to compute the net periodic pension benefit cost (income) are based upon information available as of the beginning of the year, as presented in the following table:

	Domestic pension benefits			Non-U.S. pension benefits
	2022	2021	2020	2022	2021	2020
Weighted average assumptions used to determine net benefit cost (income)
Discount rate - service cost	N/A	N/A	N/A	1.00%	0.65%	1.21%
Discount rate - interest cost	2.70%	2.33%	3.13%	1.36%	0.80%	1.44%
Average rate of increase in employee compensation	N/A	N/A	N/A	2.73%	2.30%	2.27%
Expected long-term rate of return on assets	4.75%	4.25%	5.00%	2.33%	2.02%	2.33%
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
The projected benefit obligation and fair value of plan assets for the company’s qualified and non-qualified pension plans with projected benefit obligations in excess of plan assets are as follows:

	Pension plans
(In millions)	2022	2021
Pension plans with projected benefit obligations in excess of plan assets
Projected benefit obligation	$1,636	$2,010
Fair value of plan assets	1,296	1,521
The accumulated benefit obligation and fair value of plan assets for the company's qualified and non-qualified pension plans with accumulated benefit obligations in excess of plan assets are as follows:

	Pension plans
(In millions)	2022	2021
Pension plans with accumulated benefit obligations in excess of plan assets
Accumulated benefit obligation	$1,583	$1,937
Fair value of plan assets	1,294	1,521
The measurement date used to determine benefit information is December 31 for all plan assets and benefit obligations.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The net periodic pension benefit cost (income) includes the following components:

	Domestic pension benefits			Non-U.S. pension benefits
(In millions)	2022	2021	2020	2022	2021	2020
Components of net benefit cost (income)
Service cost	$—	$—	$—	$34	$27	$24
Interest cost on benefit obligation	27	23	35	20	11	18
Expected return on plan assets	(45)	(40)	(47)	(26)	(19)	(19)
Amortization of actuarial net loss	4	7	6	7	12	10
Amortization of prior service benefit	—	—	—	(1)	—	(1)
Settlement/curtailment loss	—	—	—	(2)	—	8
Net periodic benefit cost (income)	$(14)	$(10)	$(6)	$32	$31	$40
Expected benefit payments are estimated using the same assumptions used in determining the company’s benefit obligation at December 31, 2022. Benefit payments will depend on future employment and compensation levels, average years employed and average life spans, among other factors, and changes in any of these factors could significantly affect these estimated future benefit payments. Estimated future benefit payments during the next five years and in the aggregate for the five fiscal years thereafter, are as follows:

(In millions)	Domestic pension benefits	Non-U.S. pension benefits
Expected benefit payments
2023	$85	$47
2024	81	48
2025	81	51
2026	80	55
2027	79	55
2028-2032	373	313
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
Non-U.S. Pension Plan Assets
The company maintains specific plan assets for many of the individual pension plans outside the U.S. The investment strategy of each plan has been uniquely established based on the country specific standards and characteristics of the plans. Several of the plans have contracts with insurance companies whereby the market risks of the benefit obligations are borne by the insurance companies. When assets are held directly in investments, generally the objective is to invest in a portfolio of diversified assets with a variety of fund managers. The investments may include equity funds, fixed income funds, hedge funds, multi-asset funds, alternative investments and derivative funds with the target asset allocations ranging from approximately 0% - 25% for equity funds, 30% - 90% for fixed income funds, 0% - 35% for multi-asset funds, and 0% - 45% for funds holding derivatives. The derivatives held by the funds are primarily interest rate swaps intended to match the movements in the plan liabilities. Each plan maintains enough liquidity at all times to meet the near-term benefit payments.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The fair values of the company’s plan assets at December 31, 2022 and 2021, by asset category are as follows:

	December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Not subject to leveling (a)
(In millions)	2022	(Level 1)	(Level 2)	(Level 3)
Domestic pension plan assets
U.S. equity funds	$89	$—	$—	$—	$89
International equity funds	91	—	—	—	91
Fixed income funds	739	—	—	—	739
Money market funds	18	—	—	—	18
Total domestic pension plans	$937	$—	$—	$—	$937
Non-U.S. pension plan assets
Equity funds	$8	$—	$—	$—	$8
Fixed income funds	299	—	—	—	299
Multi-asset funds	56	—	—	—	56
Derivative funds	190	—	—	—	190
Insurance contracts	306	—	306	—	—
Cash / money market funds	9	4	—	—	5
Total non-U.S. pension plans	$868	$4	$306	$—	$558
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 8.    Income Taxes
The components of income before provision for income taxes are as follows:

(In millions)	2022	2021	2020
U.S.	$3,859	$3,340	$4,762
Non-U.S.	3,976	5,501	2,468
Income before income taxes	$7,835	$8,841	$7,230
The components of the provision for income taxes are as follows:

(In millions)	2022	2021	2020
Current income tax provision
Federal	$813	$446	$521
Non-U.S.	633	1,148	423
State	254	160	175
	1,700	1,754	1,119
Deferred income tax provision (benefit)
Federal	$(611)	$(227)	$(237)
Non-U.S.	(314)	(399)	(18)
State	(72)	(19)	(14)
	(997)	(645)	(269)
Provision for income taxes	$703	$1,109	$850
The provision for income taxes in the accompanying statement of income differs from the provision calculated by applying the statutory federal income tax rate to income before income taxes due to the following:

(In millions)	2022	2021	2020
Statutory federal income tax rate	21%	21%	21%
Provision for income taxes at statutory rate	$1,645	$1,857	$1,518
Increases (decreases) resulting from:
Foreign rate differential	(329)	(255)	(223)
Income tax credits	(202)	(315)	(335)
Global intangible low-taxed income	96	76	86
Foreign-derived intangible income	(149)	(119)	(156)
Excess tax benefits from stock options and restricted stock units	(80)	(124)	(114)
Provision for (reversal of) tax reserves, net	(544)	(17)	(26)
Intra-entity transfers	(18)	(284)	—
Domestication transaction	—	—	(263)
Valuation allowances	344	36	379
Withholding taxes	84	164	115
Tax return reassessments and settlements	(210)	1	(196)
State income taxes, net of federal tax	111	82	147
Other, net	(45)	7	(82)
Provision for income taxes	$703	$1,109	$850
The company has operations and a taxable presence in approximately 70 countries outside the U.S. The company's effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate.
During 2022, the company settled an IRS audit relating to the 2017 and 2018 tax years. The company recorded a $208 million net tax benefit primarily from this settlement and related impacts, which resulted in a decrease in the company’s unrecognized tax benefits of $658 million. The company recorded $49 million of charges for expired tax credits and other related components of the settlement. The company recorded a charge of $395 million to establish a valuation allowance against

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
certain U.S. foreign tax credits which the company believes will more likely than not expire unutilized. The company also recorded $101 million of additional net unrecognized tax benefit liabilities related to other tax audits.
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
The company generally receives a tax deduction upon the exercise of non-qualified stock options by employees, or the vesting of restricted stock units held by employees, for the difference between the exercise price and the market price of the underlying common stock on the date of exercise. The company uses the incremental tax benefit approach for utilization of tax attributes. These excess tax benefits reduce the tax provision. In 2022, 2021 and 2020, the company's tax provision was reduced by $80 million, $124 million and $114 million, respectively, of such benefits.
Net deferred tax asset (liability) in the accompanying balance sheet consists of the following:

(In millions)	2022	2021
Deferred tax asset (liability)
Depreciation and amortization	$(4,277)	$(4,687)
Net operating loss and credit carryforwards	1,951	1,652
Reserves and accruals	140	162
Accrued compensation	259	318
Inventory basis difference	364	181
Deferred interest	445	295
Research and development and other capitalized costs	220	—
Unrealized (gains) losses on hedging instruments	(199)	(33)
Other, net	435	251
Deferred tax liabilities, net before valuation allowance	(662)	(1,861)
Less: Valuation allowance	1,322	968
Deferred tax liabilities, net	$(1,984)	$(2,829)
The company estimates the degree to which tax assets and loss and credit carryforwards will result in a benefit based on expected profitability by tax jurisdiction and provides a valuation allowance for tax assets and loss and credit carryforwards that it believes will more likely than not expire unutilized. At December 31, 2022, all of the company’s valuation allowance relates to deferred tax assets, primarily net operating losses and disallowed interest expense carryforward, for which any subsequently recognized tax benefits will reduce income tax expense.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The changes in the valuation allowance are as follows:

	Year Ended December 31,
(In millions)	2022	2021	2020
Beginning balance	$968	$933	$408
Additions (reductions) charged to income tax provision, net	344	24	514
Additions due to acquisitions	14	30	—
Currency translation and other	(4)	(19)	11
Ending balance	$1,322	$968	$933
At December 31, 2022, the company had net federal, state and non-U.S. net operating loss carryforwards of $68 million, $97 million and $1.16 billion, respectively. Use of the carryforwards is limited based on the future income of certain subsidiaries. Of the federal net operating loss carryforwards, $33 million expire in the years 2023 through 2037, and the remainder do not expire. The state net operating loss carryforwards expire in the years 2023 through 2042. Of the net non-U.S. net operating loss carryforwards, $422 million expire in the years 2025 through 2042, and the remainder do not expire.
At December 31, 2022, the company had foreign tax credit carryforwards of $551 million and deferred interest carryforwards of $445 million. The foreign tax credit carryforwards will expire in the years 2025 through 2032 while deferred interest carryforwards do not expire.
U.S. federal taxes have been recorded on approximately $29 billion of undistributed foreign earnings as of December 31, 2022. A provision has not been made for certain U.S. state income taxes or additional non-U.S. taxes that would be due when cash is repatriated to the U.S. as the company’s undistributed foreign earnings are intended to be reinvested outside of the U.S. indefinitely. The determination of the amount of the unrecognized deferred tax liability related to the undistributed foreign earnings is not practicable due to the uncertainty in the manner in which these earnings will be distributed. The company’s intent is to only make distributions from non-U.S. subsidiaries in the future when they can be made at no net tax cost.
Unrecognized Tax Benefits
As of December 31, 2022, the company had $0.57 billion of unrecognized tax benefits substantially all of which, if recognized, would reduce the effective tax rate.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(In millions)	2022	2021	2020
Beginning balance	$1,124	$1,091	$1,552
Additions due to acquisitions	15	26	—
Additions for tax positions of current year	104	32	8
Additions for tax positions of prior years	24	60	—
Reductions for tax positions of prior years	(659)	(5)	(296)
Closure of tax years	(4)	(27)	—
Settlements	(32)	(53)	(173)
Ending balance	$572	$1,124	$1,091
Substantially all of the unrecognized tax benefits are classified as long-term liabilities. The company does not expect its unrecognized tax benefits to change significantly over the next twelve months.
During 2022, the company’s unrecognized tax benefits increased by $143 million as a result of uncertain tax positions relating to foreign tax positions and decreased $610 million relating to U.S. federal and state tax positions which included $658 million from the settlement of the IRS audit of the 2017 and 2018 tax years. The company also assumed $15 million of uncertain tax benefits as part of the acquisition of PPD.
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The company classified interest and penalties related to unrecognized tax benefits as income tax expense. The total amount of interest and penalties related to uncertain tax positions and recognized in the balance sheet as of December 31, 2022 and 2021 was $74 million and $59 million, respectively.
The company conducts business globally and, as a result, Thermo Fisher or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Canada, China, Denmark, Finland, France, Germany, Japan, Singapore, Sweden, the United Kingdom and the United States. With few exceptions, the company is no longer subject to U.S. state and local or non-U.S. income tax examinations for years before 2012 and no longer subject to U.S. federal income tax examinations for years before 2019.
Note 9.    Earnings per Share

(In millions except per share amounts)	2022	2021	2020
Net income attributable to Thermo Fisher Scientific Inc.	$6,950	$7,725	$6,375

Basic weighted average shares	392	394	396
Plus effect of: stock options and restricted stock units	2	3	3
Diluted weighted average shares	394	397	399

Basic earnings per share	$17.75	$19.62	$16.09
Diluted earnings per share	$17.63	$19.46	$15.96

Antidilutive stock options excluded from diluted weighted average shares	2	1	1
Note 10.    Debt and Other Financing Arrangements

	Effective interest rate at December 31,	December 31,	December 31,
(Dollars in millions)	2022	2022	2021
Commercial Paper	2.60%	$310	$2,522
Floating Rate (SOFR + 0.35%) 1.5-Year Senior Notes, Due 4/18/2023		1,000	1,000
Floating Rate (SOFR + 0.39%) 2-Year Senior Notes, Due 10/18/2023		500	500
0.797% 2-Year Senior Notes, Due 10/18/2023	1.03%	1,350	1,350
Floating Rate (EURIBOR + 0.20%) 2-Year Senior Notes Due 11/18/2023 (euro-denominated)	1.85%	1,819	1,933
0.000% 2-Year Senior Notes Due 11/18/2023 (euro-denominated)	0.06%	589	625
0.75% 8-Year Senior Notes, Due 9/12/2024 (euro-denominated)	0.93%	1,071	1,137
Floating Rate (SOFR + 0.53%) 3-Year Senior Notes, Due 10/18/2024		500	500
1.215% 3-Year Senior Notes, Due 10/18/2024	1.42%	2,500	2,500
0.125% 5.5-Year Senior Notes, Due 3/1/2025 (euro-denominated)	0.40%	857	910
2.00% 10-Year Senior Notes, Due 4/15/2025 (euro-denominated)	2.09%	686	728
0.853% 3-Year Senior Notes, Due 10/20/2025 (yen-denominated)	1.05%	170	—
0.000% 4-Year Senior Notes Due 11/18/2025 (euro-denominated)	0.15%	589	625
3.65% 10-Year Senior Notes, Due 12/15/2025		—	350
3.20% 3-Year Senior Notes, Due 1/21/2026 (euro-denominated)	3.38%	535	—
1.40% 8.5-Year Senior Notes, Due 1/23/2026 (euro-denominated)	1.52%	749	796
1.45% 10-Year Senior Notes, Due 3/16/2027 (euro-denominated)	1.65%	535	568
1.75% 7-Year Senior Notes, Due 4/15/2027 (euro-denominated)	1.96%	642	682
1.054% 5-Year Senior Notes, Due 10/20/2027 (yen-denominated)	1.18%	221	—
4.80% 5-Year Senior Notes, Due 11/21/2027	5.00%	600	—
0.50% 8.5-Year Senior Notes, Due 3/1/2028 (euro-denominated)	0.77%	857	910

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Effective interest rate at December 31,	December 31,	December 31,
(Dollars in millions)	2022	2022	2021
1.375% 12-Year Senior Notes, Due 9/12/2028 (euro-denominated)	1.46%	642	682
1.750% 7-Year Senior Notes, Due 10/15/2028	1.89%	700	700
1.95% 12-Year Senior Notes, Due 7/24/2029 (euro-denominated)	2.07%	749	796
2.60% 10-Year Senior Notes, Due 10/1/2029	2.74%	900	900
1.279% 7-Year Senior Notes, Due 10/19/2029 (yen-denominated)	1.44%	36	—
0.80% 9-Year Senior Notes, Due 10/18/2030 (euro-denominated)	0.88%	1,873	1,990
0.875% 12-Year Senior Notes, Due 10/1/2031 (euro-denominated)	1.13%	963	1,023
2.00% 10-Year Senior Notes, Due 10/15/2031	2.23%	1,200	1,200
2.375% 12-Year Senior Notes, Due 4/15/2032 (euro-denominated)	2.54%	642	682
1.49% 10-Year Senior Notes, Due 10/20/2032 (yen-denominated)	1.60%	48	—
4.95% 10-Year Senior Notes, Due 11/21/2032	5.09%	600	—
1.125% 12-Year Senior Notes, Due 10/18/2033 (euro-denominated)	1.20%	1,606	1,706
3.65% 12-Year Senior Notes, Due 11/21/2034 (euro-denominated)	3.76%	803	—
2.875% 20-Year Senior Notes, Due 7/24/2037 (euro-denominated)	2.94%	749	796
1.50% 20-Year Senior Notes, Due 10/1/2039 (euro-denominated)	1.73%	963	1,023
2.80% 20-Year Senior Notes, Due 10/15/2041	2.90%	1,200	1,200
1.625% 20-Year Senior Notes, Due 10/18/2041 (euro-denominated)	1.77%	1,339	1,421
2.069% 20-Year Senior Notes, Due 10/20/2042 (yen-denominated)	2.13%	111	—
5.30% 30-Year Senior Notes, Due 2/1/2044	5.37%	400	400
4.10% 30-Year Senior Notes, Due 8/15/2047	4.23%	750	750
1.875% 30-Year Senior Notes, Due 10/1/2049 (euro-denominated)	1.98%	1,071	1,137
2.00% 30-Year Senior Notes, Due 10/18/2051 (euro-denominated)	2.06%	803	853
2.382% 30-Year Senior Notes, Due 10/18/2052 (yen-denominated)	2.43%	254	—
Other		79	76
Total borrowings at par value		34,561	34,971
Unamortized discount		(112)	(117)
Unamortized debt issuance costs		(171)	(184)
Total borrowings at carrying value		34,278	34,670
Finance lease liabilities		210	200
Less: Short-term obligations and current maturities		5,579	2,537
Long-term obligations		$28,909	$32,333
SOFR - Secured Overnight Financing Rate
EURIBOR - Euro Interbank Offered Rate
The effective interest rates for the fixed-rate debt include the stated interest on the notes, the accretion of any discounts/premiums and the amortization of any debt issuance costs.
See Note 14 for fair value information pertaining to the company’s long-term borrowings.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of December 31, 2022, the annual repayment requirements for debt obligations are as follows:

(In millions)	Borrowings	Finance Lease Liabilities
2023	$5,583	$11
2024	4,071	16
2025	2,298	12
2026	1,285	11
2027	1,999	10
2028 and thereafter	19,325	150
	$34,561	$210
In addition to available borrowings under the company’s revolving credit agreements, discussed below, the company had unused lines of credit of $72 million as of December 31, 2022. These unused lines of credit generally provide for short-term unsecured borrowings at various interest rates.
Credit Facilities
The company has a revolving credit facility (the Facility) with a bank group that provides for up to $5.00 billion of unsecured multi-currency revolving credit. The Facility expires on January 7, 2027. The revolving credit agreement calls for interest at either a Term SOFR, a EURIBOR-based rate (for funds drawn in euro) or a rate based on the prime lending rate of the agent bank, at the company’s option. The agreement contains affirmative, negative and financial covenants, and events of default customary for facilities of this type. The covenants in the Facility include a Consolidated Net Interest Coverage Ratio (Consolidated EBITDA to Consolidated Net Interest Expense), as such terms are defined in the Facility. Specifically, the company has agreed that, so long as any lender has any commitment under the Facility, any letter of credit is outstanding under the Facility, or any loan or other obligation is outstanding under the Facility, it will maintain a minimum Consolidated Net Interest Coverage Ratio of 3.5:1.0 as of the last day of any fiscal quarter. As of December 31, 2022, no borrowings were outstanding under the Facility, although available capacity was reduced by immaterial outstanding letters of credit.
Commercial Paper Programs
The company has commercial paper programs pursuant to which it may issue and sell unsecured, short-term promissory notes (CP Notes). Under the U.S. program, a) maturities may not exceed 397 days from the date of issue and b) the CP Notes are issued on a private placement basis under customary terms in the commercial paper market and are not redeemable prior to maturity nor subject to voluntary prepayment. Under the euro program, maturities may not exceed 183 days and may be denominated in euro, U.S. dollars, Japanese yen, British pounds sterling, Swiss franc, Canadian dollars or other currencies. Under both programs, the CP Notes are issued at a discount from par (or premium to par, in the case of negative interest rates), or, alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. As of December 31, 2022, there were $0.31 billion of outstanding borrowings under these programs.
Senior Notes
Interest is payable quarterly on the floating rate senior notes, annually on the euro-denominated fixed rate senior notes and semi-annually on all other senior notes. Each of the fixed rate senior notes may be redeemed at a redemption price of 100% of the principal amount plus a specified make-whole premium and accrued interest. Except for the euro-denominated floating rate senior notes, which may not be redeemed early, the floating rate senior notes may be redeemed in whole or in part on or after their applicable call dates at a redemption price of 100% of the principal amount plus accrued interest. The company is subject to certain affirmative and negative covenants under the indentures governing the senior notes, the most restrictive of which limits the ability of the company to pledge principal properties as security under borrowing arrangements. The company was in compliance with all covenants at December 31, 2022.
In 2022 the company completed the full allocation of an amount equal to the net proceeds from the 0.000% senior notes due 2025 to finance or refinance, in whole or in part, certain COVID-19 response projects.
In 2022, the company redeemed all of its 3.650% Senior Notes due 2025. In connection with the redemption, the company incurred $26 million of losses on the early extinguishment of debt included in other income/(expense) on the accompanying statement of income.
In 2021, the company redeemed some of its existing senior notes. In connection with these redemptions, the company incurred $767 million of losses on the early extinguishment of debt included in other income/(expense) on the accompanying statement of income. Upon redemption of the senior notes, the company terminated the related fixed to floating rate interest rate

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The company has guaranteed the residual value of three leased operating facilities with lease terms ending in 2023, 2024 and 2025. The company has agreed with the lessor to comply with certain financial covenants consistent with its other debt arrangements (Note 10). The aggregate maximum guarantee under these three lease arrangements is $147 million. Operating lease ROU assets and lease liabilities for these lease arrangements are recorded on the consolidated balance sheet as of December 31, 2022, but exclude any amounts for residual value guarantees.
As a lessee, the consolidated financial statements include the following relating to operating leases:

(Dollars in millions)	2022	2021	2020
Statement of income
Operating lease costs	$351	$254	$224
Variable lease costs	109	66	49

Statement of cash flows
Cash used in operating activities for payments of amounts included in the measurement of operating lease liabilities	$289	$288	$222
Operating lease ROU assets obtained in exchange for new operating lease liabilities	430	293	202

Balance sheet
ROU assets	$1,593	$1,531
Operating lease liabilities - current	272	266
Operating lease liabilities - noncurrent	1,313	1,203

Weighted average at end of year
Remaining operating lease term	9.4 years	9.9 years
Discount rate	3.2%	2.6%
ROU assets are classified in other assets in the consolidated balance sheet. Operating lease liabilities are classified in other accrued expenses and other long-term liabilities, respectively, in the consolidated balance sheet.
Lease costs arising from finance leases, short-term leases, and sublease income are not material. See Note 10 for additional information relating to finance leases.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of December 31, 2022, future payments of operating lease liabilities are as follows:

(In millions)
2023	$321
2024	293
2025	220
2026	172
2027	136
2028 and thereafter	730
Total lease payments	1,872
Less: imputed interest	287
Total operating lease liability	$1,585
As a lessor, operating leases, sales-type leases and direct financing leases are not material.
Note 12.    Commitments and Contingencies
Purchase Obligations
The company has entered into unconditional purchase obligations, in the ordinary course of business, that include agreements to purchase goods, services or fixed assets and to pay royalties that are enforceable and legally binding and that specify all significant terms including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable at any time without penalty. The aggregate amount of the company’s unconditional purchase obligations totaled $2.40 billion at December 31, 2022 and the majority of these obligations are expected to be settled during 2023.
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
Letters of Credit, Guarantees and Other Commitments
Outstanding letters of credit and bank guarantees totaled $297 million at December 31, 2022. Substantially all of these letters of credit and guarantees expire before 2040.
Outstanding surety bonds and other guarantees totaled $84 million at December 31, 2022. The expiration of these bonds and guarantees ranges through 2024.
The letters of credit, bank guarantees and surety bonds principally secure performance obligations, and allow the holder to draw funds up to the face amount of the letter of credit, bank guarantee or surety bond if the applicable business unit does not perform as contractually required.
The company is a guarantor of pension plan obligations of a divested business. The purchaser of the divested business has agreed to pay for the pension benefits, however the company was required to guarantee payment of these pension benefits should the purchaser fail to do so. The amount of the guarantee at December 31, 2022 was $28 million.
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Environmental Matters
The company is currently involved in various stages of investigation and remediation related to environmental matters. The company cannot predict all potential costs related to environmental remediation matters and the possible impact on future operations given the uncertainties regarding the extent of the required cleanup, the complexity and interpretation of applicable laws and regulations, the varying costs of alternative cleanup methods and the extent of the company’s responsibility. Expenses for environmental remediation matters related to the costs of installing, operating and maintaining groundwater-treatment systems and other remedial activities related to historical environmental contamination at the company’s domestic and international facilities were not material in any period presented. The company records accruals for environmental remediation liabilities, based on current interpretations of environmental laws and regulations, when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. The company calculates estimates based upon several factors, including input from environmental specialists and management’s knowledge of and experience with these environmental matters. The company includes in these estimates potential costs for investigation, remediation and operation and maintenance of cleanup sites. At December 31, 2022, the company’s total environmental liability was approximately $75 million. While management believes the accruals for environmental remediation are adequate based on current estimates of remediation costs, the company may be subject to additional remedial or compliance costs due to future events such as changes in existing laws and regulations, changes in agency direction or enforcement policies, developments in remediation technologies or changes in the conduct of the company’s operations, which could have a material adverse effect on the company’s financial position, results of operations and cash flows.
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
Product Liability, Workers Compensation and Other Personal Injury Matters
The company is involved in various proceedings and litigation that arise from time to time in connection with product liability, workers compensation and other personal injury matters. The range of probable loss for product liability, workers compensation and other personal injury matters of the company’s continuing operations at December 31, 2022, was

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
approximately $223 million to $384 million on an undiscounted basis. The portion of these liabilities assumed in the 2006 merger with Fisher was recorded at its fair (present) value at the date of merger. The company’s accrual for all such matters in total, including the discounted liabilities, was $229 million at December 31, 2022 (or $232 million undiscounted). The accrual includes estimated defense costs and is gross of estimated amounts due from insurers of $95 million at December 31, 2022 (or $98 million undiscounted) that are included in other assets in the accompanying balance sheet. The portion of these insurance assets assumed in the merger with Fisher was also recorded at its fair value at the date of merger. In addition to the above accrual, as of December 31, 2022, the company had a product liability accrual of $17 million (undiscounted) relating to divested businesses.
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
Note 13.    Comprehensive Income and Shareholders' Equity
Comprehensive Income (Loss)
Changes in each component of accumulated other comprehensive items, net of tax are as follows:

(In millions)	Currency translation adjustment	Unrealized losses on hedging instruments	Pension and other postretirement benefit liability adjustment	Total
Balance at December 31, 2021	$(2,065)	$(35)	$(229)	$(2,329)
Other comprehensive items before reclassifications	(822)	—	38	(784)
Amounts reclassified from accumulated other comprehensive items	7	2	5	14
Net other comprehensive items	(815)	2	43	(770)
Balance at December 31, 2022	$(2,880)	$(33)	$(186)	$(3,099)
Shareholders’ Equity
At December 31, 2022, the company had reserved 22 million unissued shares of its common stock for possible issuance under stock-based compensation plans.
Early in the first quarter of 2023, the company repurchased $3.00 billion of the company's common stock (5.2 million shares).
Note 14.    Fair Value Measurements and Fair Value of Financial Instruments
Fair Value Measurements
The company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during 2022. The company’s financial assets and liabilities carried at fair value are primarily comprised of investments in publicly traded securities, insurance contracts, investments in derivative contracts, mutual funds holding publicly traded securities and other investments in unit trusts held as assets to satisfy outstanding deferred compensation and retirement liabilities; and acquisition-related contingent consideration.
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables present information about the company’s financial assets and liabilities measured at fair value on a recurring basis:

	December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
(In millions)	2022	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$5,804	$5,804	$—	$—
Investments	25	25	—	—
Warrants	12	—	12	—
Insurance contracts	162	—	162	—
Derivative contracts	79	—	79	—
Total assets	$6,082	$5,829	$253	$—
Liabilities
Derivative contracts	$101	$—	$101	$—
Contingent consideration	174	—	—	174
Total liabilities	$275	$—	$101	$174

	December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
(In millions)	2021	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$2,210	$2,210	$—	$—
Investments	298	298	—	—
Warrants	15	—	15	—
Insurance contracts	181	—	181	—
Derivative contracts	36	—	36	—
Total assets	$2,740	$2,508	$232	$—
Liabilities
Derivative contracts	$1	$—	$1	$—
Contingent consideration	317	—	—	317
Total liabilities	$318	$—	$1	$317
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions)	2022	2021
Contingent consideration
Beginning balance	$317	$70
Acquisitions (including assumed balances)	(18)	403
Payments	(66)	(109)
Changes in fair value included in earnings	(59)	(47)
Ending balance	$174	$317
Derivative Contracts
The following table provides the aggregate notional value of outstanding derivative contracts.

	December 31,	December 31,
(In millions)	2022	2021
Notional amount
Cross-currency interest rate swaps - designated as net investment hedges	$2,100	$900
Currency exchange contracts	2,434	2,149
While certain derivatives are subject to netting arrangements with counterparties, the company does not offset derivative assets and liabilities within the balance sheet. The following tables present the fair value of derivative instruments in the accompanying balance sheet and statement of income.

	Fair value – assets		Fair value – liabilities
	December 31,	December 31,	December 31,	December 31,
(In millions)	2022	2021	2022	2021
Derivatives designated as hedging instruments
Cross-currency interest rate swaps (a)	$77	$25	$85	$—
Derivatives not designated as hedging instruments
Currency exchange contracts (b)	2	11	16	1
Total derivatives	$79	$36	$101	$1
(a)The fair value of the cross-currency interest rate swaps is included in the accompanying balance sheet under the caption other assets or other long-term liabilities.
(b)The fair value of the currency exchange contracts is included in the accompanying balance sheet under the captions other current assets or other accrued expenses.

	Gain (loss) recognized
(In millions)	2022	2021
Fair value hedging relationships
Cross-currency interest rate swaps
Hedged long-term obligations - included in other income/(expense)	$77	$—
Derivatives designated as hedging instruments - included in other income/(expense)	(81)	—
Interest rate swaps
Hedged long-term obligations - included in other income/(expense)	—	25
Derivatives designated as hedging instruments - included in other income/(expense)	—	(3)
Derivatives designated as cash flow hedges
Interest rate swaps
Amount reclassified from accumulated other comprehensive items to other income/(expense)	(3)	(73)

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Gain (loss) recognized
(In millions)	2022	2021
Financial instruments designated as net investment hedges
Foreign currency-denominated debt and other payables
Included in currency translation adjustment within other comprehensive items	695	922
Cross-currency interest rate swaps
Included in currency translation adjustment within other comprehensive items	52	71
Included in other income/(expense)	19	8
Derivatives not designated as hedging instruments
Currency exchange contracts
Included in cost of product revenues	6	12
Included in other income/(expense)	102	162
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
See Note 1 and Note 10 for additional information on the company’s risk management objectives and strategies.
Cash Flow Hedge Arrangements
In 2020 the company entered into interest rate swap arrangements to mitigate the risk of interest rates rising prior to completion of debt offerings. Based on the company's conclusion that the debt offerings were probable, the swaps hedged the cash flow risk for each of the interest payments on the planned fixed-rate debt issues. The aggregate fair value of the terminated hedges, net of tax, has been classified as a reduction to accumulated other comprehensive items and will be amortized to interest expense over the term of the related debt issuances. The company had cash outlays aggregating $85 million in 2020 associated with termination of the arrangements, included in other financing activities, net, in the accompanying statement of cash flows.
In late 2020, the company determined that the previously anticipated debt offerings were probable of not occurring and reclassified $42 million from accumulated other comprehensive items to other income/(expense). During 2021, in connection with the extinguishment of debt (Note 10), the company reclassified $65 million from accumulated other comprehensive items to other income/(expense).
Fair Value of Other Financial Instruments
The carrying value and fair value of the company’s debt instruments are as follows:

	December 31, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
(In millions)	value	value	value	value
Senior notes	$33,889	$29,901	$32,072	$33,449
Commercial paper	310	310	2,522	2,522
Other	79	79	76	76
	$34,278	$30,290	$34,670	$36,047
The fair value of debt instruments was determined based on quoted market prices and on borrowing rates available to the company at the respective period ends, which represent level 2 measurements.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 15.    Supplemental Cash Flow Information

(In millions)	2022	2021	2020
Cash paid for:
Interest	$667	$555	$471
Income taxes	1,234	2,182	1,324

Non-cash investing and financing activities
Acquired but unpaid property, plant and equipment	393	379	347
Fair value of equity awards exchanged	—	43	—
Fair value of acquisition contingent consideration	—	183	—
Finance lease ROU assets obtained in exchange for new finance lease liabilities	33	15	5
Declared but unpaid dividends	119	104	89
Issuance of stock upon vesting of restricted stock units	241	265	217
Cash, cash equivalents and restricted cash is included in the consolidated balance sheet as follows:

	December 31,	December 31,
(In millions)	2022	2021
Cash and cash equivalents	$8,524	$4,477
Restricted cash included in other current assets	12	13
Restricted cash included in other assets	1	1
Cash, cash equivalents and restricted cash	$8,537	$4,491
Amounts included in restricted cash primarily represent funds held as collateral for bank guarantees and incoming cash in China awaiting government administrative clearance.
Note 16.    Restructuring and Other Costs
Restructuring and other costs in 2022 primarily included impairment of long-lived assets and continuing charges for headcount reductions and facility consolidations in an effort to streamline operations. In 2022, severance actions associated with facility consolidations and cost reduction measures affected less than 2% of the company’s workforce.
Restructuring and other costs in 2021 primarily included charges for impairments of an acquired technology asset and a tradename asset, and, to a lesser extent, compensation due to employees at acquired businesses on the date of acquisition. In 2021, severance actions associated with facility consolidations and cost reduction measures affected less than 1% of the company’s workforce.
Restructuring and other costs in 2020 primarily included continuing charges for headcount reductions and facility consolidations in an effort to streamline operations, and charges for the write-off of acquired technology. In 2020, severance actions associated with facility consolidations and cost reduction measures affected approximately 1% of the company’s workforce.
As of February 23, 2023, the company has identified restructuring actions that will result in additional charges of approximately $60 million, primarily in 2023, and expects to identify additional actions in future periods which will be recorded when specified criteria are met, such as communication of benefit arrangements or when the costs have been incurred.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Restructuring and other costs by segment are as follows:

(In millions)	2022	2021	2020
Life Sciences Solutions	$30	$129	$34
Analytical Instruments	1	6	26
Specialty Diagnostics	68	18	9
Laboratory Products and Biopharma Services	12	35	23
Corporate	3	9	7
	$114	$197	$99
The following table summarizes the changes in the company’s accrued restructuring balance. Other amounts reported as restructuring and other costs in the accompanying statement of income have been summarized in the notes to the table. Accrued restructuring costs are included in other accrued expenses in the accompanying balance sheet.

(In millions)	Total (a)
Balance at December 31, 2019	$34
Net restructuring charges incurred in 2020 (b)	51
Payments	(57)
Currency translation	(7)
Balance at December 31, 2020	21
Net restructuring charges incurred in 2021 (c)	37
Payments	(40)
Currency translation	(1)
Balance at December 31, 2021	17
Net restructuring charges incurred in 2022 (d)	68
Payments	(44)
Balance at December 31, 2022	$41
(a)The movements in the restructuring liability principally consist of severance and other costs such as relocation and moving expenses associated with facility consolidations, as well as employee retention costs which are accrued ratably over the period through which employees must work to qualify for a payment.
(b)Excludes $48 million of charges, principally $32 million for impairment of acquired technology in the Life Sciences Solutions segment resulting from a reduction in expected cash flows and, to a lesser extent, charges across the company’s segments for fixed asset writedowns and costs associated with environmental remediation at abandoned/previously owned facilities.
(c)Excludes $160 million of charges, principally $122 million for impairments of an acquired technology asset and a tradename asset in the Life Sciences Solutions and Laboratory Products and Biopharma Services segment, principally resulting from a reduction in expected cash flows, and $35 million of charges for compensation contractually due to employees of acquired businesses at the date of acquisition in the Life Sciences Solutions and Laboratory Products and Biopharma Services segments.
(d)Excludes $46 million of net charges, primarily charges for impairment of long-lived assets in the Specialty Diagnostic segment.
The company expects to pay accrued restructuring costs primarily through 2023.