Form 10-Q
period 2023-04-01
THERMO FISHER SCIENTIFIC INC.
filed 2023-05-05
CIK 97745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 1, 2023 or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Large accelerated filer ☒                                              Accelerated filer ☐                                       Non-accelerated filer ☐
Smaller reporting company ☐                                      Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of April 1, 2023, the Registrant had 385,721,286 shares of Common Stock outstanding.

THERMO FISHER SCIENTIFIC INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED APRIL 1, 2023

THERMO FISHER SCIENTIFIC INC.
PART I    FINANCIAL INFORMATION
Item 1.    Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 1,	December 31,
(In millions except share and per share amounts)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$3,482	$8,524
Accounts receivable, less allowances of $190 and $189	7,922	8,115
Inventories	5,664	5,634
Contract assets, net	1,375	1,312
Other current assets	1,766	1,644
Total current assets	20,209	25,229
Property, plant and equipment, net	9,354	9,280
Acquisition-related intangible assets, net	17,972	17,442
Other assets	3,983	4,007
Goodwill	43,140	41,196
Total assets	$94,658	$97,154

Liabilities, redeemable noncontrolling interest and equity
Current liabilities:
Short-term obligations and current maturities of long-term obligations	$6,122	$5,579
Accounts payable	2,798	3,381
Accrued payroll and employee benefits	1,307	2,095
Contract liabilities	2,662	2,601
Other accrued expenses	2,995	3,354
Total current liabilities	15,884	17,010
Deferred income taxes	2,976	2,849
Other long-term liabilities	4,230	4,238
Long-term obligations	29,135	28,909
Redeemable noncontrolling interest	123	116
Equity:
Thermo Fisher Scientific Inc. shareholders’ equity:
Preferred stock, $100 par value, 50,000 shares authorized; none issued	—	—
Common stock, $1 par value, 1,200,000,000 shares authorized; 441,166,292 and 440,668,112 shares issued	441	441
Capital in excess of par value	16,889	16,743
Retained earnings	43,064	41,910
Treasury stock at cost, 55,445,006 and 50,157,275 shares	(15,083)	(12,017)
Accumulated other comprehensive income/(loss)	(3,054)	(3,099)
Total Thermo Fisher Scientific Inc. shareholders’ equity	42,257	43,978
Noncontrolling interests	53	54
Total equity	42,310	44,032
Total liabilities, redeemable noncontrolling interest and equity	$94,658	$97,154
The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended
	April 1,	April 2,
(In millions except per share amounts)	2023	2022
Revenues
Product revenues	$6,404	$8,017
Service revenues	4,306	3,801
Total revenues	10,710	11,818

Costs and operating expenses:
Cost of product revenues	3,337	3,555
Cost of service revenues	3,233	2,799
Selling, general and administrative expenses	2,119	2,277
Research and development expenses	346	364
Restructuring and other costs	112	2
Total costs and operating expenses	9,147	8,997
Operating income	1,563	2,821
Interest income	146	18
Interest expense	(300)	(136)
Other income/(expense)	(46)	(163)
Income before income taxes	1,363	2,540
Provision for income taxes	(46)	(301)
Equity in earnings/(losses) of unconsolidated entities	(25)	(19)
Net income	1,292	2,220
Less: net income/(losses) attributable to noncontrolling interests and redeemable noncontrolling interest	3	5
Net income attributable to Thermo Fisher Scientific Inc.	$1,289	$2,215

Earnings per share attributable to Thermo Fisher Scientific Inc.
Basic	$3.34	$5.66
Diluted	$3.32	$5.61

Weighted average shares
Basic	386	392
Diluted	388	395

The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.
 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended
	April 1,	April 2,
(In millions)	2023	2022
Comprehensive income
Net income	$1,292	$2,220
Other comprehensive income/(loss):
Currency translation adjustment:
Currency translation adjustment (net of tax provision (benefit) of $(36) and $89)	44	(23)
Unrealized gains and losses on hedging instruments:
Reclassification adjustment for losses included in net income (net of tax benefit of $1 and $0)	3	1
Pension and other postretirement benefit liability adjustments:
Pension and other postretirement benefit liability adjustments arising during the period (net of tax (provision) benefit of $(1) and $(1))	1	3
Amortization of net loss included in net periodic pension cost (net of tax benefit of $0 and $1)	—	2
Total other comprehensive income/(loss)	48	(17)
Comprehensive income	1,340	2,203
Less: comprehensive income/(loss) attributable to noncontrolling interests and redeemable noncontrolling interest	6	2
Comprehensive income attributable to Thermo Fisher Scientific Inc.	$1,334	$2,201

The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	April 1,	April 2,
(In millions)	2023	2022
Operating activities
Net income	$1,292	$2,220
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	253	250
Amortization of acquisition-related intangible assets	606	609
Change in deferred income taxes	(146)	(339)
Loss on early extinguishment of debt	—	26
Stock-based compensation	76	78
Other non-cash expenses, net	181	233
Changes in assets and liabilities, excluding the effects of acquisitions	(1,533)	(875)
Net cash provided by operating activities	729	2,202

Investing activities
Acquisitions, net of cash acquired	(2,704)	(40)
Purchase of property, plant and equipment	(458)	(640)
Proceeds from sale of property, plant and equipment	6	2
Other investing activities, net	14	8
Net cash used in investing activities	(3,142)	(670)

Financing activities
Repayment of debt	—	(375)
Proceeds from issuance of commercial paper	1,027	626
Repayments of commercial paper	(523)	(1,259)
Purchases of company common stock	(3,000)	(2,000)
Dividends paid	(117)	(103)
Other financing activities, net	20	(34)
Net cash used in financing activities	(2,593)	(3,145)

Exchange rate effect on cash	(31)	(99)
Decrease in cash, cash equivalents and restricted cash	(5,037)	(1,712)
Cash, cash equivalents and restricted cash at beginning of period	8,537	4,491
Cash, cash equivalents and restricted cash at end of period	$3,500	$2,779

The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
(Unaudited)

	Redeemable Noncontrolling Interest	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Total Thermo Fisher Scientific Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
(In millions)		Shares	Amount			Shares	Amount

		Three months ended April 1, 2023
Balance at December 31, 2022	$116	441	$441	$16,743	$41,910	50	$(12,017)	$(3,099)	$43,978	$54	$44,032
Issuance of shares under employees' and directors' stock plans	—	—	—	70	—	—	(36)	—	34	—	34
Stock-based compensation	—	—	—	76	—	—	—	—	76	—	76
Purchases of company common stock	—	—	—	—	—	5	(3,000)	—	(3,000)	—	(3,000)
Dividends declared ($0.35 per share)	—	—	—	—	(135)	—	—	—	(135)	—	(135)
Net income/(loss)	4	—	—	—	1,289	—	—	—	1,289	(1)	1,288
Other comprehensive income/(loss)	3	—	—	—	—	—	—	45	45	—	45
Excise tax from stock repurchases	—	—	—	—	—	—	(30)	—	(30)	—	(30)
Balance at April 1, 2023	$123	441	$441	$16,889	$43,064	55	$(15,083)	$(3,054)	$42,257	$53	$42,310

		Three months ended April 2, 2022
Balance at December 31, 2021	$122	439	$439	$16,174	$35,431	45	$(8,922)	$(2,329)	$40,793	$62	$40,855
Issuance of shares under employees' and directors' stock plans	—	1	1	40	—	—	(39)	—	2	—	2
Stock-based compensation	—	—	—	78	—	—	—	—	78	—	78
Purchases of company common stock	—	—	—	—	—	3	(2,000)	—	(2,000)	—	(2,000)
Dividends declared ($0.30 per share)	—	—	—	—	(118)	—	—	—	(118)	—	(118)
Net income/(loss)	5	—	—	—	2,215	—	—	—	2,215	—	2,215
Other comprehensive income/(loss)	(11)	—	—	—	—	—	—	(14)	(14)	1	(13)
Contributions from (distributions to) noncontrolling interests	(3)	—	—	—	—	—	—	—	—	(1)	(1)
Balance at April 2, 2022	$113	440	$440	$16,292	$37,528	48	$(10,961)	$(2,343)	$40,956	$62	$41,018

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
Interim Financial Statements
The interim condensed consolidated financial statements presented herein have been prepared by the company, are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at April 1, 2023, the results of operations for the three-month periods ended April 1, 2023 and April 2, 2022, and the cash flows for the three-month periods ended April 1, 2023 and April 2, 2022. Interim results are not necessarily indicative of results for a full year.
The condensed consolidated balance sheet presented as of December 31, 2022 has been derived from the audited consolidated financial statements as of that date. The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain all information that is included in the annual financial statements and notes thereto of the company. The condensed consolidated financial statements and notes included in this report should be read in conjunction with the 2022 financial statements and notes included in the company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC). Certain reclassifications of prior year amounts have been made to conform to the current year presentation.
Note 1 to the consolidated financial statements for 2022 describes the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no material changes in the company’s significant accounting policies during the three months ended April 1, 2023.
Inventories
The components of inventories are as follows:

(In millions)	April 1, 2023	December 31, 2022
Raw materials	$2,416	$2,405
Work in process	708	660
Finished goods	2,540	2,569
Inventories	$5,664	$5,634
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
The company’s estimates include, among others, asset reserve requirements as well as the amounts of future cash flows associated with certain assets and businesses that are used in assessing the risk of impairment. The negative impacts associated with the ongoing COVID-19 global pandemic significantly lessened in 2022 and 2023. The extent and duration of negative impacts in the future, which may include inflationary pressures and supply chain disruptions, are uncertain and may require changes to estimates. Actual results could differ from those estimates.
Recent Accounting Pronouncements
In September 2022, the FASB issued new guidance to require entities to disclose information about supplier finance programs. Among other things, the new guidance requires expanded disclosure about key program terms, payment terms, and amounts outstanding for obligations under these programs for each period presented. The company adopted some aspects of this guidance in 2023 using a retrospective method and will adopt other aspects in 2024 using a prospective method. The adoption of this guidance did not have, and is not expected to have, a material impact on the company’s disclosures; however, the impact in future periods will be dependent on the extent of arrangements of this nature entered into by the company.
In November 2021, the FASB issued new guidance to require entities to disclose information about certain types of government assistance they receive, including cash grants and tax credits. Among other things, the new guidance requires expanded disclosure regarding the qualitative and quantitative characteristics of the nature, amount, timing, and significant terms and

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The components of the purchase price and net assets acquired are as follows:

(In millions)	The Binding Site
Purchase price
Cash paid	$2,416
Debt settled	307
Cash acquired	(19)
$2,704

Net assets acquired
Definite-lived intangible assets:
Customer relationships	$868
Product technology	173
Tradenames	42
Goodwill	1,758
Net tangible assets	142
Deferred tax assets (liabilities)	(279)
$2,704
The weighted-average amortization period for definite-lived intangible assets acquired in 2023 are 18 years for customer relationships, 15 years for product technology and 15 years for tradenames. The weighted average amortization period for all definite-lived intangible assets acquired in 2023 is 17 years.
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3.    Revenues and Contract-related Balances
Disaggregated Revenues
Revenues by type are as follows:

	Three months ended
(In millions)	April 1, 2023	April 2, 2022
Revenues
Consumables	$4,506	$6,110
Instruments	1,898	1,907
Services	4,306	3,801
Consolidated revenues	$10,710	$11,818
Revenues by geographic region based on customer location are as follows:

	Three months ended
(In millions)	April 1, 2023	April 2, 2022
Revenues
North America	$5,778	$6,323
Europe	2,601	3,050
Asia-Pacific	1,986	2,064
Other regions	345	381
Consolidated revenues	$10,710	$11,818
Each reportable segment earns revenues from consumables, instruments and services in North America, Europe, Asia-Pacific and other regions. See Note 4 for revenues by reportable segment and other geographic data.
Remaining Performance Obligations
The aggregate amount of the transaction price allocated to the remaining performance obligations for all open customer contracts as of April 1, 2023 was $25.81 billion. The company will recognize revenues for these performance obligations as they are satisfied, approximately 57% of which is expected to occur within the next twelve months. Amounts expected to occur thereafter generally relate to contract manufacturing, clinical research and extended warranty service agreements, which typically have durations of three to five years.
Contract-related Balances
Noncurrent contract assets and noncurrent contract liabilities are included within other assets and other long-term liabilities in the accompanying balance sheet, respectively. Contract asset and liability balances are as follows:

(In millions)	April 1, 2023	December 31, 2022
Current contract assets, net	$1,375	$1,312
Noncurrent contract assets, net	8	7
Current contract liabilities	2,662	2,601
Noncurrent contract liabilities	1,172	1,179
In the three months ended April 1, 2023, the company recognized revenues of $1.30 billion that were included in the contract liabilities balance at December 31, 2022. In the three months ended April 2, 2022, the company recognized revenues of $1.28 billion that were included in the contract liabilities balance at December 31, 2021.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4.    Business Segment and Geographical Information
Business Segment Information

	Three months ended
	April 1,	April 2,
(In millions)	2023	2022
Revenues
Life Sciences Solutions	$2,612	$4,231
Analytical Instruments	1,723	1,518
Specialty Diagnostics	1,108	1,482
Laboratory Products and Biopharma Services	5,763	5,442
Eliminations	(496)	(855)
Consolidated revenues	10,710	11,818

Segment Income
Life Sciences Solutions	836	2,176
Analytical Instruments	421	301
Specialty Diagnostics	280	353
Laboratory Products and Biopharma Services	793	620
Subtotal reportable segments	2,330	3,450
Cost of revenues adjustments	(41)	(11)
Selling, general and administrative expenses adjustments	(8)	(7)
Restructuring and other costs	(112)	(2)
Amortization of acquisition-related intangible assets	(606)	(609)
Consolidated operating income	1,563	2,821
Interest income	146	18
Interest expense	(300)	(136)
Other income/(expense)	(46)	(163)
Consolidated income before taxes	$1,363	$2,540
Cost of revenues adjustments included in the above table consist of charges for the sale of inventories revalued at the date of acquisition and inventory write-downs associated with large-scale abandonment of product lines. Selling, general and administrative expenses adjustments included in the above table consist of third-party transaction/integration costs related to recent acquisitions and charges/credits for changes in estimates of contingent acquisition consideration.
Geographical Information
Revenues by country based on customer location are as follows:

	Three months ended
(In millions)	April 1, 2023	April 2, 2022
Revenues
United States	$5,587	$6,097
China	870	910
Other	4,253	4,811
Consolidated revenues	$10,710	$11,818

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5.    Income Taxes
The provision for income taxes in the accompanying statements of income differs from the provision calculated by applying the statutory federal income tax rate to income before provision for income taxes due to the following:

	Three months ended
(In millions)	April 1, 2023	April 2, 2022
Statutory federal income tax rate	21%	21%
Provision for income taxes at statutory rate	$286	$533
Increases (decreases) resulting from:
Foreign rate differential	(52)	(82)
Income tax credits	(83)	(64)
Global intangible low-taxed income	12	26
Foreign-derived intangible income	(23)	(37)
Excess tax benefits from stock options and restricted stock units	(27)	(18)
Provision for (reversal of) tax reserves, net	9	—
Intra-entity transfers	(144)	—
Valuation allowances	67	(87)
Withholding taxes	5	12
Tax return reassessments and settlements	(3)	(5)
State income taxes, net of federal tax	24	31
Other, net	(25)	(8)
Provision for income taxes	$46	$301
The company has operations and a taxable presence in approximately 70 countries outside the U.S. The company's effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate.
Unrecognized Tax Benefits
As of April 1, 2023 the company had $0.56 billion of unrecognized tax benefits substantially all of which, if recognized, would reduce the effective tax rate. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(In millions)	2023
Balance at beginning of year	$572
Additions for tax positions of current year	4
Additions for tax positions of prior years	26
Reductions for tax positions of prior years	(27)
Settlements	(15)
Balance at end of period	$560
Note 6.    Earnings per Share

	Three months ended
	April 1,	April 2,
(In millions except per share amounts)	2023	2022
Net income attributable to Thermo Fisher Scientific Inc.	$1,289	$2,215

Basic weighted average shares	386	392
Plus effect of: stock options and restricted stock units	2	3
Diluted weighted average shares	388	395

Basic earnings per share	$3.34	$5.66
Diluted earnings per share	$3.32	$5.61

Antidilutive stock options excluded from diluted weighted average shares	2	2

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7.    Debt and Other Financing Arrangements

	Effective interest rate at April 1,	April 1,	December 31,
(Dollars in millions)	2023	2023	2022
Commercial Paper	4.15%	$824	$310
Floating Rate (SOFR + 0.35%) 1.5-Year Senior Notes, Due 4/18/2023		1,000	1,000
Floating Rate (SOFR + 0.39%) 2-Year Senior Notes, Due 10/18/2023		500	500
0.797% 2-Year Senior Notes, Due 10/18/2023	1.04%	1,350	1,350
Floating Rate (EURIBOR + 0.20%) 2-Year Senior Notes, Due 11/18/2023 (euro-denominated)	2.74%	1,842	1,819
0.000% 2-Year Senior Notes, Due 11/18/2023 (euro-denominated)	0.06%	596	589
0.75% 8-Year Senior Notes, Due 9/12/2024 (euro-denominated)	0.93%	1,084	1,071
Floating Rate (SOFR + 0.53%) 3-Year Senior Notes, Due 10/18/2024		500	500
1.215% 3-Year Senior Notes, Due 10/18/2024	1.42%	2,500	2,500
0.125% 5.5-Year Senior Notes, Due 3/1/2025 (euro-denominated)	0.40%	867	857
2.00% 10-Year Senior Notes, Due 4/15/2025 (euro-denominated)	2.10%	694	686
0.853% 3-Year Senior Notes, Due 10/20/2025 (yen-denominated)	1.05%	168	170
0.000% 4-Year Senior Notes, Due 11/18/2025 (euro-denominated)	0.15%	596	589
3.20% 3-Year Senior Notes, Due 1/21/2026 (euro-denominated)	3.39%	542	535
1.40% 8.5-Year Senior Notes, Due 1/23/2026 (euro-denominated)	1.53%	759	749
1.45% 10-Year Senior Notes, Due 3/16/2027 (euro-denominated)	1.65%	542	535
1.75% 7-Year Senior Notes, Due 4/15/2027 (euro-denominated)	1.96%	650	642
1.054% 5-Year Senior Notes, Due 10/20/2027 (yen-denominated)	1.18%	217	221
4.80% 5-Year Senior Notes, Due 11/21/2027	5.00%	600	600
0.50% 8.5-Year Senior Notes, Due 3/1/2028 (euro-denominated)	0.77%	867	857
1.375% 12-Year Senior Notes, Due 9/12/2028 (euro-denominated)	1.46%	650	642
1.75% 7-Year Senior Notes, Due 10/15/2028	1.89%	700	700
1.95% 12-Year Senior Notes, Due 7/24/2029 (euro-denominated)	2.08%	759	749
2.60% 10-Year Senior Notes, Due 10/1/2029	2.74%	900	900
1.279% 7-Year Senior Notes, Due 10/19/2029 (yen-denominated)	1.44%	35	36
0.80% 9-Year Senior Notes, Due 10/18/2030 (euro-denominated)	0.88%	1,897	1,873
0.875% 12-Year Senior Notes, Due 10/1/2031 (euro-denominated)	1.13%	976	963
2.00% 10-Year Senior Notes, Due 10/15/2031	2.23%	1,200	1,200
2.375% 12-Year Senior Notes, Due 4/15/2032 (euro-denominated)	2.54%	650	642
1.49% 10-Year Senior Notes, Due 10/20/2032 (yen-denominated)	1.60%	47	48
4.95% 10-Year Senior Notes, Due 11/21/2032	5.09%	600	600
1.125% 12-Year Senior Notes, Due 10/18/2033 (euro-denominated)	1.20%	1,626	1,606
3.65% 12-Year Senior Notes, Due 11/21/2034 (euro-denominated)	3.76%	813	803
2.875% 20-Year Senior Notes, Due 7/24/2037 (euro-denominated)	2.94%	759	749
1.50% 20-Year Senior Notes, Due 10/1/2039 (euro-denominated)	1.73%	976	963
2.80% 20-Year Senior Notes, Due 10/15/2041	2.90%	1,200	1,200
1.625% 20-Year Senior Notes, Due 10/18/2041 (euro-denominated)	1.77%	1,355	1,339
2.069% 20-Year Senior Notes, Due 10/20/2042 (yen-denominated)	2.13%	110	111
5.30% 30-Year Senior Notes, Due 2/1/2044	5.37%	400	400
4.10% 30-Year Senior Notes, Due 8/15/2047	4.23%	750	750
1.875% 30-Year Senior Notes, Due 10/1/2049 (euro-denominated)	1.98%	1,084	1,071
2.00% 30-Year Senior Notes, Due 10/18/2051 (euro-denominated)	2.07%	813	803

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Effective interest rate at April 1,	April 1,	December 31,
(Dollars in millions)	2023	2023	2022
2.382% 30-Year Senior Notes, Due 10/18/2052 (yen-denominated)	2.43%	251	254
Other		78	79
Total borrowings at par value		35,327	34,561
Unamortized discount		(112)	(112)
Unamortized debt issuance costs		(164)	(171)
Total borrowings at carrying value		35,051	34,278
Finance lease liabilities		206	210
Less: Short-term obligations and current maturities		6,122	5,579
Long-term obligations		$29,135	$28,909
SOFR - Secured Overnight Financing Rate
EURIBOR - Euro Interbank Offered Rate
The effective interest rates for the fixed-rate debt include the stated interest on the notes, the accretion of any discounts/premiums and the amortization of any debt issuance costs.
See Note 10 for fair value information pertaining to the company’s long-term borrowings.
Credit Facilities
The company has a revolving credit facility (the Facility) with a bank group that provides for up to $5.00 billion of unsecured multi-currency revolving credit. The Facility expires on January 7, 2027. The revolving credit agreement calls for interest at either a Term SOFR, a EURIBOR-based rate (for funds drawn in euro) or a rate based on the prime lending rate of the agent bank, at the company’s option. The agreement contains affirmative, negative and financial covenants, and events of default customary for facilities of this type. The covenants in the Facility include a Consolidated Net Interest Coverage Ratio (Consolidated EBITDA to Consolidated Net Interest Expense), as such terms are defined in the Facility. Specifically, the company has agreed that, so long as any lender has any commitment under the Facility, any letter of credit is outstanding under the Facility, or any loan or other obligation is outstanding under the Facility, it will maintain a minimum Consolidated Net Interest Coverage Ratio of 3.5:1.0 as of the last day of any fiscal quarter. As of April 1, 2023, no borrowings were outstanding under the Facility, although available capacity was reduced by immaterial outstanding letters of credit.
Commercial Paper Programs
The company has commercial paper programs pursuant to which it may issue and sell unsecured, short-term promissory notes (CP Notes). Under the U.S. program, a) maturities may not exceed 397 days from the date of issue and b) the CP Notes are issued on a private placement basis under customary terms in the commercial paper market and are not redeemable prior to maturity nor subject to voluntary prepayment. Under the euro program, maturities may not exceed 183 days and may be denominated in euro, U.S. dollars, Japanese yen, British pounds sterling, Swiss franc, Canadian dollars or other currencies. Under both programs, the CP Notes are issued at a discount from par (or premium to par, in the case of negative interest rates), or, alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. As of April 1, 2023, there were $0.82 billion of outstanding borrowings under these programs.
Senior Notes
Interest is payable quarterly on the floating rate senior notes, annually on the euro-denominated fixed rate senior notes and semi-annually on all other senior notes. Each of the fixed rate senior notes may be redeemed at a redemption price of 100% of the principal amount plus a specified make-whole premium and accrued interest. Except for the euro-denominated floating rate senior notes, which may not be redeemed early, the floating rate senior notes may be redeemed in whole or in part on or after their applicable call dates at a redemption price of 100% of the principal amount plus accrued interest. The company is subject to certain affirmative and negative covenants under the indentures governing the senior notes, the most restrictive of which limits the ability of the company to pledge principal properties as security under borrowing arrangements. The company was in compliance with all covenants at April 1, 2023.
In the first quarter of 2022, the company redeemed all of its 3.650% Senior Notes due 2025. In connection with the redemption, the company incurred $26 million of losses on the early extinguishment of debt included in other income/(expense) on the accompanying statements of income.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Note 8.    Commitments and Contingencies
Environmental Matters
The company is currently involved in various stages of investigation and remediation related to environmental matters. The company cannot predict all potential costs related to environmental remediation matters and the possible impact on future operations given the uncertainties regarding the extent of the required cleanup, the complexity and interpretation of applicable laws and regulations, the varying costs of alternative cleanup methods and the extent of the company’s responsibility. Expenses for environmental remediation matters related to the costs of installing, operating and maintaining groundwater-treatment systems and other remedial activities related to historical environmental contamination at the company’s domestic and international facilities were not material in any period presented. At April 1, 2023, there have been no material changes to the accruals for pending environmental-related matters disclosed in the company’s 2022 financial statements and notes included in the company’s Annual Report on Form 10-K. While management believes the accruals for environmental remediation are adequate based on current estimates of remediation costs, the company may be subject to additional remedial or compliance costs due to future events such as changes in existing laws and regulations, changes in agency direction or enforcement policies, developments in remediation technologies or changes in the conduct of the company’s operations, which could have a material adverse effect on the company’s financial position, results of operations and cash flows.
Litigation and Related Contingencies
The company is involved in various disputes, governmental and/or regulatory inspections, inquiries, investigations and proceedings, and litigation matters that arise from time to time in the ordinary course of business. The disputes and litigation matters include product liability, intellectual property, employment and commercial issues. Due to the inherent uncertainties associated with pending litigation or claims, the company cannot predict the outcome, nor, with respect to certain pending litigation or claims where no liability has been accrued, make a meaningful estimate of the reasonably possible loss or range of loss that could result from an unfavorable outcome. The company has no material accruals for pending litigation or claims for which accrual amounts are not disclosed in the company’s 2022 financial statements and notes included in the company’s Annual Report on Form 10-K, nor are material losses deemed probable for such matters. It is reasonably possible, however, that an unfavorable outcome that exceeds the company’s current accrual estimate, if any, for one or more such matters could have a material adverse effect on the company’s results of operations, financial position and cash flows.
Product Liability, Workers Compensation and Other Personal Injury Matters
The company is involved in various proceedings and litigation that arise from time to time in connection with product liability, workers compensation and other personal injury matters. At April 1, 2023, there have been no material changes to the accruals for pending product liability, workers compensation, and other personal injury matters disclosed in the company’s 2022 financial statements and notes included in the company’s Annual Report on Form 10-K. Although the company believes that the amounts accrued and estimated insurance recoveries are probable and appropriate based on available information, including actuarial studies of loss estimates, the process of estimating losses and insurance recoveries involves a considerable degree of judgment by management and the ultimate amounts could vary, which could have a material adverse effect on the company’s results of operations, financial position, and cash flows. Insurance contracts do not relieve the company of its primary obligation with respect to any losses incurred. The collectability of amounts due from its insurers is subject to the solvency and willingness of the insurer to pay, as well as the legal sufficiency of the insurance claims. Management monitors the payment history as well as the financial condition and ratings of its insurers on an ongoing basis.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9.    Comprehensive Income/(Loss)
Comprehensive Income/(Loss)
Changes in each component of accumulated other comprehensive income/(loss), net of tax, are as follows:

(In millions)	Currency translation adjustment	Unrealized losses on hedging instruments	Pension and other postretirement benefit liability adjustment	Total
Balance at December 31, 2022	$(2,880)	$(33)	$(186)	$(3,099)
Other comprehensive income/(loss) before reclassifications	44	—	1	45
Amounts reclassified from accumulated other comprehensive income/(loss)	(3)	3	—	—
Net other comprehensive income/(loss)	41	3	1	45
Balance at April 1, 2023	$(2,839)	$(30)	$(185)	$(3,054)
Note 10.    Fair Value Measurements and Fair Value of Financial Instruments
Fair Value Measurements
The following tables present information about the company’s financial assets and liabilities measured at fair value on a recurring basis:

	April 1,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
(In millions)	2023	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$891	$891	$—	$—
Investments	21	21	—	—
Warrants	11	—	11	—
Insurance contracts	169	—	169	—
Derivative contracts	51	—	51	—
Total assets	$1,143	$912	$231	$—

Liabilities
Derivative contracts	$80	$—	$80	$—
Contingent consideration	136	—	—	136
Total liabilities	$216	$—	$80	$136

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
(In millions)	2022	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$5,804	$5,804	$—	$—
Investments	25	25	—	—
Warrants	12	—	12	—
Insurance contracts	162	—	162	—
Derivative contracts	79	—	79	—
Total assets	$6,082	$5,829	$253	$—

Liabilities
Derivative contracts	$101	$—	$101	$—
Contingent consideration	174	—	—	174
Total liabilities	$275	$—	$101	$174
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
In the first three months ended April 1, 2023 and April 2, 2022, the company recorded $44 million and $139 million, respectively, of net losses on investments, which are included in other income/(expense) in the accompanying statements of income.
The following table provides a rollforward of the fair value, as determined by level 3 inputs (such as likelihood of achieving production or revenue milestones, as well as changes in the fair values of the investments underlying a recapitalization investment portfolio), of the contingent consideration.

	Three months ended
	April 1,	April 2,
(In millions)	2023	2022
Contingent consideration
Beginning balance	$174	$317
Acquisitions (including assumed balances)	—	(18)
Payments	(15)	(30)
Changes in fair value included in earnings	(23)	(8)
Ending balance	$136	$261
Derivative Contracts
The following table provides the aggregate notional value of outstanding derivative contracts.

(In millions)	April 1, 2023	December 31, 2022
Notional amount
Cross-currency interest rate swaps - designated as net investment hedges	$1,950	$2,100
Currency exchange contracts	1,293	2,434

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
While certain derivatives are subject to netting arrangements with counterparties, the company does not offset derivative assets and liabilities within the balance sheet. The following tables present the fair value of derivative instruments in the accompanying balance sheets and statements of income.

	Fair value – assets		Fair value – liabilities
	April 1,	December 31,	April 1,	December 31,
(In millions)	2023	2022	2023	2022
Derivatives designated as hedging instruments
Cross-currency interest rate swaps (a)	$50	$77	$79	$85
Derivatives not designated as hedging instruments
Currency exchange contracts (b)	1	2	1	16
Total derivatives	$51	$79	$80	$101
(a)    The fair value of the cross-currency interest rate swaps is included in the accompanying balance sheet under the caption other assets or other long-term liabilities.
(b)    The fair value of the currency exchange contracts is included in the accompanying balance sheet under the captions other current assets or other accrued expenses.

	Gain (loss) recognized
	Three months ended
	April 1,	April 2,
(In millions)	2023	2022
Derivatives designated as cash flow hedges
Interest rate swaps
Amount reclassified from accumulated other comprehensive items to other income/(expense)	$(4)	$(1)
Financial instruments designated as net investment hedges
Foreign currency-denominated debt and other payables
Included in currency translation adjustment within other comprehensive items	(144)	362
Cross-currency interest rate swaps
Included in currency translation adjustment within other comprehensive items	(9)	23
Included in other income/(expense)	17	2
Derivatives not designated as hedging instruments
Currency exchange contracts
Included in cost of product revenues	(3)	(9)
Included in other income/(expense)	23	(1)
Gains and losses recognized on currency exchange contracts are included in the accompanying statements of income together with the corresponding, offsetting losses and gains on the underlying hedged transactions.
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
See Note 1 to the consolidated financial statements for 2022 included in the company’s Annual Report on Form 10-K for additional information on the company’s risk management objectives and strategies.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Fair Value of Other Financial Instruments
The carrying value and fair value of the company’s debt instruments are as follows:

	April 1, 2023		December 31, 2022
	Carrying	Fair	Carrying	Fair
(In millions)	value	value	value	value
Senior notes	$34,149	$30,738	$33,889	$29,901
Commercial paper	824	824	310	310
Other	78	78	79	79
	$35,051	$31,640	$34,278	$30,290
The fair value of debt instruments was determined based on quoted market prices and on borrowing rates available to the company at the respective period ends, which represent level 2 measurements.
Note 11.    Supplemental Cash Flow Information

	Three months ended
(In millions)	April 1, 2023	April 2, 2022
Non-cash investing and financing activities
Acquired but unpaid property, plant and equipment	$242	$208
Declared but unpaid dividends	137	119
Issuance of stock upon vesting of restricted stock units	91	99
Excise tax from stock repurchases	30	—
Cash, cash equivalents and restricted cash is included in the accompanying balance sheet as follows:

(In millions)	April 1, 2023	December 31, 2022
Cash and cash equivalents	$3,482	$8,524
Restricted cash included in other current assets	11	12
Restricted cash included in other assets	7	1
Cash, cash equivalents and restricted cash	$3,500	$8,537
Amounts included in restricted cash primarily represent funds held as collateral for bank guarantees and incoming cash in China awaiting government administrative clearance.
Note 12.    Restructuring and Other Costs
In the first three months of 2023, restructuring and other costs primarily included impairment of long-lived assets, net charges for pre-acquisition litigation and other matters, and continuing charges for headcount reductions and facility consolidations in an effort to streamline operations. In 2023, severance actions associated with facility consolidations and cost reduction measures affected less than 2% of the company’s workforce.
As of May 5, 2023, the company has identified restructuring actions that will result in additional charges of approximately $125 million, primarily in 2023, and expects to identify additional actions in future periods which will be recorded when specified criteria are met, such as communication of benefit arrangements or when the costs have been incurred.
Restructuring and other costs by segment are as follows:

Three months ended
(In millions)	April 1, 2023
Life Sciences Solutions	$60
Analytical Instruments	—
Specialty Diagnostics	8
Laboratory Products and Biopharma Services	43
Corporate	1
$112

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the changes in the company’s accrued restructuring balance, which is included in other accrued expenses in the accompanying balance sheet. Other amounts reported as restructuring and other costs in the accompanying statements of income have been summarized in the notes to the table.

(In millions)	Total (a)
Balance at December 31, 2022	$41
Net restructuring charges incurred in 2023 (b)	50
Payments	(36)
Balance at April 1, 2023	$55
(a)The movements in the restructuring liability principally consist of severance and other costs associated with facility consolidations.
(b)Excludes $62 million of net charges, principally $38 million of charges for impairment of long-lived assets in the Life Sciences Solutions and Laboratory Products and Biopharma Services segments, and, to a lesser extent, $18 million of net charges for pre-acquisition litigation and other matters.
The company expects to pay accrued restructuring costs primarily through 2023.

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
A number of important factors could cause the results of the company to differ materially from those indicated by such forward-looking statements, including those detailed under the caption “Risk Factors” in the company’s Annual Report on Form 10-K for the year ended December 31, 2022 (which is on file with the SEC). Important factors that could cause actual results to differ materially from those indicated by forward-looking statements include risks and uncertainties relating to: the duration and severity of the COVID-19 pandemic; the need to develop new products and adapt to significant technological change; implementation of strategies for improving growth; general economic conditions and related uncertainties; dependence on customers’ capital spending policies and government funding policies; the effect of economic and political conditions and exchange rate fluctuations on international operations; use and protection of intellectual property; the effect of changes in governmental regulations; any natural disaster, public health crisis or other catastrophic event; and the effect of laws and regulations governing government contracts, as well as the possibility that expected benefits related to recent or pending acquisitions may not materialize as expected.
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
Consolidated Results

	Three months ended
	April 1,	April 2,
(Dollars in millions except per share amounts)	2023	2022	Change
Revenues	$10,710	$11,818	(9)%
GAAP operating income	1,563	2,821	(45)%
GAAP operating income margin	14.6%	23.9%	(9.3)	pt
Adjusted operating income (non-GAAP measure)	2,330	3,450	(32)%
Adjusted operating income margin (non-GAAP measure)	21.8%	29.2%	(7.4)	pt
GAAP diluted earnings per share attributable to Thermo Fisher Scientific Inc.	3.32	5.61	(41)%
Adjusted earnings per share (non-GAAP measure)	5.03	7.25	(31)%

THERMO FISHER SCIENTIFIC INC.
Organic Revenue Growth

Three months ended
April 1, 2023
Revenue growth	(9)%
Impact of acquisitions	1%
Impact of currency translation	(2)%
Organic revenue growth* (non-GAAP measure)	(8)%
*    Results may not sum due to rounding
Since 2020, the Life Sciences Solutions and Specialty Diagnostics segments as well as the laboratory products business have supported COVID-19 diagnostic testing, scaling and evolving their molecular diagnostics solutions and plastic consumables businesses to respond to the ongoing COVID-19 pandemic. The biosciences and bioproduction businesses have expanded their capacity to meet the needs of pharma and biotech customers as they have expanded their own production volumes to meet global vaccine manufacturing requirements. Additionally, our pharma services business has provided our pharma and biotech customers with the services they needed to develop and produce vaccines and therapies globally. These positive impacts are expected to continue at much lower levels in 2023 as customer testing as well as therapy and vaccine demand declines. Sales of products related to COVID-19 testing were $141 million and $1.68 billion in the first quarter of 2023 and 2022, respectively.
During the first quarter of 2023, we saw good demand from pharma and biotech customers driven by our trusted partner status. We saw broad based strength across the academic and government market. The industrial and applied market was strong, driven by continued strong demand for our analytical instruments serving our semiconductor and materials science customers. The diagnostics and healthcare market declined due to decreased demand for COVID-19 testing products. During the first quarter of 2023, sales growth in North America and Europe declined, while Asia Pacific grew slightly. Sales growth in all regions was impacted by decreased demand in 2023 for COVID-19 related products. Contributions to organic revenue during the first quarter of 2023 from the Laboratory Products and Biopharma Services and Analytical Instruments segments were more than offset by declines in the Life Sciences Solutions and Specialty Diagnostics segments.
The company continues to execute its proven growth strategy which consists of three pillars:
•Developing high-impact, innovative new products,
•Leveraging our scale in high-growth and emerging markets, and
•Delivering a unique value proposition to our customers.
GAAP operating income margin and adjusted operating income margin decreased in the first quarter of 2023 due primarily to lower COVID-19 related volumes, unfavorable business mix and strategic growth investments. This was partially offset by strong pricing realization across all segments to address higher inflation while also driving strong productivity. GAAP operating income margin in the first quarter of 2023 was also impacted by restructuring and other charges incurred for headcount reductions and facility consolidations in an effort to streamline operations (Note 9), as well as the impact of fixed intangible amortization expense on lower revenues.
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

THERMO FISHER SCIENTIFIC INC.
Segment Results
The company’s management evaluates segment operating performance using operating income before certain charges/credits as defined in Note 4 to the Consolidated Financial Statements of the company’s Annual Report on Form 10-K for 2022. Accordingly, the following segment data are reported on this basis.

	Three months ended
	April 1,	April 2,
(Dollars in millions)	2023	2022
Revenues
Life Sciences Solutions	$2,612	$4,231
Analytical Instruments	1,723	1,518
Specialty Diagnostics	1,108	1,482
Laboratory Products and Biopharma Services	5,763	5,442
Eliminations	(496)	(855)
Consolidated revenues	$10,710	$11,818
Life Sciences Solutions

	Three months ended					Organic* (non-GAAP measure)
(Dollars in millions)	April 1, 2023	April 2, 2022	Total Change	Currency Translation	Acquisitions/ Divestitures
Revenues	$2,612	$4,231	(38)%	(2)%	—%	(37)%
Segment income	836	2,176	(62)%
Segment income margin	32.0%	51.4%	-19.4 pt
The decrease in organic revenues in the first quarter of 2023 was primarily due to lower revenue in the genetic sciences and biosciences businesses, driven by moderation in COVID-19 related revenue. The decrease in segment income margin resulted primarily from unfavorable business mix and significantly lower COVID-19 related revenue. These decreases were partially offset by strong productivity.
Analytical Instruments

	Three months ended					Organic* (non-GAAP measure)
(Dollars in millions)	April 1, 2023	April 2, 2022	Total Change	Currency Translation	Acquisitions/ Divestitures
Revenues	$1,723	$1,518	14%	(3)%	—%	17%
Segment income	421	301	40%
Segment income margin	24.4%	19.8%	4.6 pt
The increase in organic revenues in the first quarter of 2023 was driven by increased demand across each of the segment’s businesses, with particular strength in the chromatography and mass spectrometry and electron microscopy businesses. The increase in segment income margin resulted primarily from profit on higher sales, strong productivity improvements, and favorable business mix, offset in part by strategic growth investments.
Specialty Diagnostics

	Three months ended					Organic* (non-GAAP measure)
(Dollars in millions)	April 1, 2023	April 2, 2022	Total Change	Currency Translation	Acquisitions/ Divestitures
Revenues	$1,108	$1,482	(25)%	(1)%	4%	(28)%
Segment income	280	353	(21)%
Segment income margin	25.3%	23.9%	1.4 pt
The decrease in organic revenues in the first quarter of 2023 was due to decreased demand, primarily driven by products addressing diagnosis of COVID-19, partially offset by growth in the immunodiagnostics and transplant diagnostics businesses. The impact of lower COVID-19 testing volume on segment income margin was partially offset by favorable business mix and strong productivity improvements.

THERMO FISHER SCIENTIFIC INC.
Laboratory Products and Biopharma Services

	Three months ended					Organic* (non-GAAP measure)
(Dollars in millions)	April 1, 2023	April 2, 2022	Total Change	Currency Translation	Acquisitions/ Divestitures
Revenues	$5,763	$5,442	6%	(1)%	—%	7%
Segment income	793	620	28%
Segment income margin	13.8%	11.4%	2.4 pt
The increase in organic revenues in the first quarter of 2023 was primarily due to higher sales in the pharma services and clinical research businesses. The increase in segment income margin was primarily due to profit on higher sales and productivity improvements, partially offset by strategic growth investments.
*    Results may not sum due to rounding
Non-operating Items

	Three months ended
	April 1,	April 2,
(Dollars in millions)	2023	2022
Net interest expense	$154	$118
GAAP other income/(expense)	(46)	(163)
Adjusted other income/(expense) (non-GAAP measure)	—	4
GAAP tax rate	3.4%	11.9%
Adjusted tax rate (non-GAAP measure)	10.0%	14.1%
Net interest expense (interest expense less interest income) increased due primarily to the company’s capital deployment initiatives, which included financing stock buybacks and the acquisition of The Binding Site Group (Note 2). See additional discussion under the caption “Liquidity and Capital Resources” below.
GAAP other income/(expense) and adjusted other income/(expense) includes currency transaction gains, losses on non-operating monetary assets and liabilities, and net periodic pension benefit cost/income, excluding the service cost component. GAAP other income/(expense) in the first quarter of 2023 and 2022 also includes $43 million and $141 million, respectively, of net losses on investments. GAAP other income/expense in 2022 also includes $26 million of losses on the early extinguishment of debt (Note 7).
The company’s GAAP and adjusted tax rates decreased in the first quarter of 2023 compared to 2022 primarily due to tax planning initiatives, which included a $144 million tax benefit resulting from a capital loss generated as part of an intra-entity transaction in the first quarter of 2023. The company’s 2022 GAAP and adjusted tax rates were impacted by the release of an $82 million valuation allowance in a jurisdiction where the deferred tax assets are now expected to be realized.
The effective tax rates in both the first quarter of 2023 and 2022 were also affected by relatively significant earnings in lower tax jurisdictions. Due primarily to the non-deductibility of intangible asset amortization for tax purposes, the company’s cash payments for income taxes are higher than its income tax expense for financial reporting purposes and are expected to total approximately $1.40 billion in 2023.
The company expects its GAAP effective tax rate in 2023 will be between 6% and 8% based on currently forecasted rates of profitability in the countries in which the company conducts business and expected generation of foreign tax credits. The effective tax rate can vary significantly from period to period as a result of discrete income tax factors and events. The company expects its adjusted tax rate will be approximately 11% in 2023.
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

THERMO FISHER SCIENTIFIC INC.

(In millions)	April 1, 2023	December 31, 2022
Cash and cash equivalents	$3,482	$8,524
Total debt	35,257	34,488
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
As of April 1, 2023, the company’s short-term debt totaled $6.12 billion. The company has a revolving credit facility with a bank group that provides up to $5.00 billion of unsecured multi-currency revolving credit (Note 7). If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of April 1, 2023, no borrowings were outstanding under the company’s revolving credit facility, although available capacity was reduced by immaterial outstanding letters of credit.

	Three months ended
(In millions)	April 1, 2023	April 2, 2022
Net cash provided by operating activities	$729	$2,202
Net cash used in investing activities	(3,142)	(670)
Net cash used in financing activities	(2,593)	(3,145)
Free cash flow (non-GAAP measure)	277	1,564
Operating Activities
During the first three months of 2023, cash provided by income was offset in part by investments in working capital. Changes in other assets and other liabilities used cash of $1.32 billion primarily due to the timing of payments for compensation and income taxes. Cash payments for income taxes were $0.57 billion during the first three months of 2023.
During the first three months of 2022, cash provided by income was offset in part by investments in working capital. An increase in inventories used cash of $0.50 billion, primarily to support growth in sales. Changes in other assets and other liabilities used cash of $0.36 billion primarily due to the timing of payments for compensation. Cash payments for income taxes were $0.30 billion during the first three months of 2022.
Investing Activities
During the first three months of 2023, acquisitions used cash of $2.70 billion. The company’s investing activities also included the purchase of $0.46 billion of property, plant and equipment for capacity and capability investments.
During the first three months of 2022, acquisitions used cash of $0.04 billion. The company’s investing activities also included the purchase of $0.64 billion of property, plant and equipment for capacity and capability investments.
Financing Activities
During the first three months of 2023 net commercial paper activity used cash of $0.50 billion. The company’s financing activities also included the repurchase of $3.00 billion of the company’s common stock (5.2 million shares) and the payment of $0.12 billion in cash dividends. On November 10, 2022, the Board of Directors authorized the repurchase of up to $4.00 billion of the company’s common stock. All of the shares of common stock repurchased by the company during the first quarter of 2023 were under this program. At May 5, 2023, authorization remained for $1.00 billion of future repurchases of the company’s common stock.
During the first three months of 2022 repayment of senior notes and net commercial paper activity used cash of $0.38 billion and $0.63 billion, respectively. The company’s financing activities also included the repurchase of $2.00 billion of the company’s common stock (3.3 million shares) and the payment of $0.10 billion in cash dividends.
The company’s commitments for purchases of property, plant and equipment, contractual obligations and other commercial commitments did not change materially subsequent to April 1, 2023. The company expects that for all of 2023, expenditures for property, plant and equipment, net of disposals, will be approximately $2.0 billion.

THERMO FISHER SCIENTIFIC INC.
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

	Three months ended
	April 1,	April 2,
(Dollars in millions except per share amounts)	2023	2022
Reconciliation of adjusted operating income
GAAP operating income	$1,563	$2,821
Cost of revenues adjustments (a)	41	11
Selling, general and administrative expenses adjustments (b)	8	7
Restructuring and other costs (c)	112	2
Amortization of acquisition-related intangible assets	606	609
Adjusted operating income (non-GAAP measure)	$2,330	$3,450

THERMO FISHER SCIENTIFIC INC.

	Three months ended
	April 1,	April 2,
(Dollars in millions except per share amounts)	2023	2022
Reconciliation of adjusted operating income margin
GAAP operating income margin	14.6%	23.9%
Cost of revenues adjustments (a)	0.4%	0.1%
Selling, general and administrative expenses adjustments (b)	0.1%	0.0%
Restructuring and other costs (c)	1.0%	0.0%
Amortization of acquisition-related intangible assets	5.7%	5.2%
Adjusted operating income margin (non-GAAP measure)	21.8%	29.2%

Reconciliation of adjusted other income/(expense)
GAAP other income/(expense)	$(46)	$(163)
Adjustments (d)	46	167
Adjusted other income/(expense) (non-GAAP measure)	$—	$4

Reconciliation of adjusted tax rate
GAAP tax rate	3.4%	11.9%
Adjustments (e)	6.6%	2.2%
Adjusted tax rate (non-GAAP measure)	10.0%	14.1%

Reconciliation of adjusted earnings per share
GAAP diluted earnings per share (EPS) attributable to Thermo Fisher Scientific Inc.	$3.32	$5.61
Cost of revenues adjustments (a)	0.10	0.03
Selling, general and administrative expenses adjustments (b)	0.02	0.02
Restructuring and other costs (c)	0.29	0.01
Amortization of acquisition-related intangible assets	1.56	1.54
Other income/expense adjustments (d)	0.12	0.42
Provision for income taxes adjustments (e)	(0.44)	(0.43)
Equity in earnings/losses of unconsolidated entities	0.06	0.05
Adjusted EPS (non-GAAP measure)	$5.03	$7.25

Reconciliation of free cash flow
GAAP net cash provided by operating activities	$729	$2,202
Purchases of property, plant and equipment	(458)	(640)
Proceeds from sale of property, plant and equipment	6	2
Free cash flow (non-GAAP measure)	$277	$1,564
(a) Adjusted results in 2023 and in 2022 exclude charges for the sale of inventories revalued at the date of acquisition. Adjusted results in 2023 also exclude $31 million of inventory write-downs associated with large-scale abandonment of product lines.
(b) Adjusted results in 2023 and 2022 exclude certain third-party expenses, principally transaction/integration costs related to recent acquisitions and charges/credits for changes in estimates of contingent acquisition consideration.
(c) Adjusted results in 2023 and 2022 exclude restructuring and other costs consisting principally of severance, impairments of long-lived assets, abandoned facility and other expenses of headcount reductions and real estate consolidations. Adjusted results in 2023 also exclude $18 million of net charges for pre-acquisition litigation and other matters.
(d) Adjusted results in 2023 and 2022 exclude net gains/losses on investments. Adjusted results in 2022 also exclude $26 million of losses on the early extinguishment of debt.
(e) Adjusted provision for income taxes in 2023 and 2022 excludes incremental tax impacts for the reconciling items between GAAP and adjusted net income, incremental tax impacts as a result of tax rate/law changes and the tax impacts from audit settlements.
Critical Accounting Policies and Estimates
Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements of the company’s Annual Report on Form 10-K for 2022 describe the significant accounting estimates and policies used in preparation of the consolidated

THERMO FISHER SCIENTIFIC INC.
financial statements. There have been no significant changes in the company’s critical accounting policies during the first three months of 2023.
Recent Accounting Pronouncements
A description of recently issued accounting standards is included under the heading “Recent Accounting Pronouncements” in Note 1.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The company’s exposure to market risk from changes in interest rates and currency exchange rates has not changed materially from its exposure discussed in the company’s Annual Report on Form 10-K for the year ended December 31, 2022.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended April 1, 2023, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.
PART II    OTHER INFORMATION
Item 1.    Legal Proceedings
There are various lawsuits and claims against the company involving product liability, intellectual property, employment and commercial issues. See Note 8 to our Condensed Consolidated Financial Statements under the heading “Commitments and Contingencies.”
Item 1A.    Risk Factors
The risks that we believe are material to our investors are discussed in the company’s Annual Report on Form 10-K for the year ended December 31, 2022 under the caption “Risk Factors,” which is on file with the SEC.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
A summary of the share repurchase activity for the company’s first quarter of 2023 follows:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum dollar amount of shares that may yet be purchased under the plans or programs (1)(2) (in millions)
Fiscal January (Jan. 1 - Feb. 4)	5,222,234	$574.47	5,222,234	$1,000
Fiscal February (Feb. 5 - Mar. 4)	—	—	—	1,000
Fiscal March (Mar. 5 - Apr. 1)	—	—	—	1,000
Total first quarter	5,222,234	$574.47	5,222,234	$1,000
(1)    Amounts exclude excise taxes and other transaction costs.
(2)    On November 10, 2022, the Board of Directors authorized the repurchase of up to $4.00 billion of the company’s common stock. All of the shares of common stock repurchased by the company during the first quarter of 2023 were under this program.

THERMO FISHER SCIENTIFIC INC.
Item 6.    Exhibits

Exhibit Number	Description of Exhibit
10.1	Form of Thermo Fisher Scientific Inc.’s Performance Restricted Stock Unit Agreement effective as of February 22, 2023*
10.2	Form of Thermo Fisher Scientific Inc.’s Restricted Stock Unit Agreement effective as of February 22, 2023*
10.3	Form of Thermo Fisher Scientific Inc.’s Nonstatutory Stock Option Agreement effective as of February 22, 2023*
10.4	Form of Thermo Fisher Scientific Inc.’s Performance Restricted Stock Unit Agreement between Thermo Fisher Scientific Inc. and Marc N. Casper effective as of February 22, 2023*
10.5	Form of Thermo Fisher Scientific Inc.’s Restricted Stock Unit Agreement between Thermo Fisher Scientific Inc. and Marc N. Casper effective as of February 22, 2023*
10.6	Form of Thermo Fisher Scientific Inc.’s Nonstatutory Stock Option Agreement between Thermo Fisher Scientific Inc. and Marc N. Casper effective as of February 22, 2023*
10.7	Form of Executive Change in Control Retention Agreement for Officers (other than Marc N. Casper)*
31.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(b) and 15d-14(b), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(b) and 15d-14(b), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Date:	May 5, 2023	THERMO FISHER SCIENTIFIC INC.

/s/ Stephen Williamson
Stephen Williamson
Senior Vice President and Chief Financial Officer

/s/ Joseph R. Holmes
Joseph R. Holmes
Vice President and Chief Accounting Officer