Form 10-Q
period 2023-09-30
THERMO FISHER SCIENTIFIC INC.
filed 2023-11-03
CIK 97745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2023 or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Large accelerated filer ☒                                              Accelerated filer ☐                                       Non-accelerated filer ☐
Smaller reporting company ☐                                      Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of September 30, 2023, the Registrant had 386,372,321 shares of Common Stock outstanding.

THERMO FISHER SCIENTIFIC INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2023

THERMO FISHER SCIENTIFIC INC.

PART I    FINANCIAL INFORMATION
Item 1.    Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(In millions except share and per share amounts)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$6,151	$8,524
Accounts receivable, less allowances of $184 and $189	8,370	8,115
Inventories	5,404	5,634
Contract assets, net	1,465	1,312
Other current assets	1,702	1,644
Total current assets	23,092	25,229
Property, plant and equipment, net	9,167	9,280
Acquisition-related intangible assets, net	17,091	17,442
Other assets	4,124	4,007
Goodwill	43,583	41,196
Total assets	$97,057	$97,154

Liabilities, redeemable noncontrolling interest and equity
Current liabilities:
Short-term obligations and current maturities of long-term obligations	$4,795	$5,579
Accounts payable	2,508	3,381
Accrued payroll and employee benefits	1,460	2,095
Contract liabilities	2,547	2,601
Other accrued expenses	2,848	3,354
Total current liabilities	14,158	17,010
Deferred income taxes	2,620	2,849
Other long-term liabilities	4,326	4,238
Long-term obligations	30,489	28,909
Redeemable noncontrolling interest	118	116
Equity:
Thermo Fisher Scientific Inc. shareholders’ equity:
Preferred stock, $100 par value, 50,000 shares authorized; none issued	—	—
Common stock, $1 par value, 1,200,000,000 shares authorized; 441,889,500 and 440,668,112 shares issued	442	441
Capital in excess of par value	17,165	16,743
Retained earnings	45,869	41,910
Treasury stock at cost, 55,517,179 and 50,157,275 shares	(15,121)	(12,017)
Accumulated other comprehensive income/(loss)	(3,027)	(3,099)
Total Thermo Fisher Scientific Inc. shareholders’ equity	45,328	43,978
Noncontrolling interests	18	54
Total equity	45,346	44,032
Total liabilities, redeemable noncontrolling interest and equity	$97,057	$97,154
The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Nine months ended
	September 30,	October 1,	September 30,	October 1,
(In millions except per share amounts)	2023	2022	2023	2022
Revenues
Product revenues	$6,157	$6,583	$18,832	$21,603
Service revenues	4,417	4,094	13,139	11,862
Total revenues	10,574	10,677	31,971	33,465

Costs and operating expenses:
Cost of product revenues	3,214	3,494	9,829	10,565
Cost of service revenues	3,044	2,881	9,435	8,535
Selling, general and administrative expenses	2,049	2,208	6,313	6,694
Research and development expenses	319	351	1,010	1,080
Restructuring and other costs	84	33	379	59
Total costs and operating expenses	8,710	8,967	26,966	26,933
Operating income	1,864	1,710	5,005	6,532
Interest income	246	68	570	122
Interest expense	(359)	(173)	(985)	(457)
Other income/(expense)	14	(4)	(32)	(139)
Income before income taxes	1,765	1,601	4,558	6,058
Provision for income taxes	(53)	(31)	(151)	(530)
Equity in earnings/(losses) of unconsolidated entities	(17)	(72)	(58)	(142)
Net income	1,695	1,498	4,349	5,386
Less: net income/(losses) attributable to noncontrolling interests and redeemable noncontrolling interest	(20)	3	(16)	12
Net income attributable to Thermo Fisher Scientific Inc.	$1,715	$1,495	$4,365	$5,374

Earnings per share attributable to Thermo Fisher Scientific Inc.
Basic	$4.44	$3.82	$11.31	$13.72
Diluted	$4.42	$3.79	$11.25	$13.62

Weighted average shares
Basic	386	392	386	392
Diluted	388	395	388	395

The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Nine months ended
	September 30,	October 1,	September 30,	October 1,
(In millions)	2023	2022	2023	2022
Comprehensive income
Net income	$1,695	$1,498	$4,349	$5,386
Other comprehensive income/(loss):
Currency translation adjustment:
Currency translation adjustment (net of tax provision (benefit) of $71, $157, $35 and $419)	(112)	(216)	57	(632)
Unrealized gains and losses on hedging instruments:
Reclassification adjustment for losses included in net income (net of tax (provision) benefit of $0, $0, $1 and $1)	1	1	5	2
Pension and other postretirement benefit liability adjustments:
Pension and other postretirement benefit liability adjustments arising during the period (net of tax (provision) benefit of $(1), $(3), $(1) and $(6))	2	4	2	13
Amortization of net loss included in net periodic pension cost (net of tax (provision) benefit of $(1), $0, $(1) and $2)	—	4	(2)	8
Total other comprehensive income/(loss)	(109)	(207)	62	(609)
Comprehensive income	1,586	1,291	4,411	4,777
Less: comprehensive income/(loss) attributable to noncontrolling interests and redeemable noncontrolling interest	(26)	—	(26)	2
Comprehensive income attributable to Thermo Fisher Scientific Inc.	$1,612	$1,291	$4,437	$4,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,	October 1,
(In millions)	2023	2022
Operating activities
Net income	$4,349	$5,386
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	792	730
Amortization of acquisition-related intangible assets	1,775	1,803
Change in deferred income taxes	(631)	(862)
Loss on early extinguishment of debt	—	26
Stock-based compensation	217	232
Other non-cash expenses, net	441	443
Changes in assets and liabilities, excluding the effects of acquisitions	(2,260)	(2,091)
Net cash provided by operating activities	4,683	5,667

Investing activities
Acquisitions, net of cash acquired	(3,660)	(39)
Purchase of property, plant and equipment	(1,074)	(1,693)
Proceeds from sale of property, plant and equipment	76	18
Other investing activities, net	(108)	80
Net cash used in investing activities	(4,766)	(1,634)

Financing activities
Net proceeds from issuance of debt	3,466	—
Repayment of debt	(2,000)	(375)
Proceeds from issuance of commercial paper	1,620	1,231
Repayments of commercial paper	(1,935)	(3,690)
Purchases of company common stock	(3,000)	(2,000)
Dividends paid	(387)	(338)
Other financing activities, net	42	(29)
Net cash used in financing activities	(2,194)	(5,201)

Exchange rate effect on cash	(92)	(389)
Decrease in cash, cash equivalents and restricted cash	(2,369)	(1,557)
Cash, cash equivalents and restricted cash at beginning of period	8,537	4,491
Cash, cash equivalents and restricted cash at end of period	$6,168	$2,934

The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONDENSED CONSOLIDATED STATEMENT OF REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
(Unaudited)

	Redeemable Noncontrolling Interest	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Total Thermo Fisher Scientific Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
(In millions)		Shares	Amount			Shares	Amount

		Three months ended September 30, 2023
Balance at July 1, 2023	$113	441	$441	$17,030	$44,289	55	$(15,084)	$(2,924)	$43,752	$50	$43,802
Issuance of shares under employees' and directors' stock plans	—	1	1	68	—	1	(37)	—	32	—	32
Stock-based compensation	—	—	—	67	—	—	—	—	67	—	67
Dividends declared ($0.35 per share)	—	—	—	—	(135)	—	—	—	(135)	—	(135)
Net income/(loss)	6	—	—	—	1,715	—	—	—	1,715	(26)	1,689
Other comprehensive items	(1)	—	—	—	—	—	—	(103)	(103)	(5)	(108)
Contributions from (distributions to) noncontrolling interests	—	—	—	—	—	—	—	—	—	(1)	(1)
Balance at September 30, 2023	$118	442	$442	$17,165	$45,869	56	$(15,121)	$(3,027)	$45,328	$18	$45,346

		Three months ended October 1, 2022
Balance at July 2, 2022	$117	440	$440	$16,467	$39,074	48	$(10,964)	$(2,724)	$42,293	$61	$42,354
Issuance of shares under employees' and directors' stock plans	—	—	—	52	—	—	(47)	—	5	—	5
Stock-based compensation	—	—	—	77	—	—	—	—	77	—	77
Dividends declared ($0.30 per share)	—	—	—	—	(117)	—	—	—	(117)	—	(117)
Net income/(loss)	5	—	—	—	1,495	—	—	—	1,495	(2)	1,493
Other comprehensive items	(3)	—	—	—	—	—	—	(204)	(204)	—	(204)
Balance at October 1, 2022	$119	440	$440	$16,596	$40,452	48	$(11,011)	$(2,928)	$43,549	$59	$43,608

The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONDENSED CONSOLIDATED STATEMENT OF REDEEMABLE NONCONTROLLING INTEREST AND EQUITY (Continued)
(Unaudited)

	Redeemable Noncontrolling Interest	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Total Thermo Fisher Scientific Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
(In millions)		Shares	Amount			Shares	Amount

		Nine months ended September 30, 2023
Balance at December 31, 2022	$116	441	$441	$16,743	$41,910	50	$(12,017)	$(3,099)	$43,978	$54	$44,032
Issuance of shares under employees' and directors' stock plans	—	1	1	205	—	1	(75)	—	131	—	131
Stock-based compensation	—	—	—	217	—	—	—	—	217	—	217
Purchases of company common stock	—	—	—	—	—	5	(3,000)	—	(3,000)	—	(3,000)
Dividends declared ($1.05 per share)	—	—	—	—	(406)	—	—	—	(406)	—	(406)
Net income/(loss)	14	—	—	—	4,365	—	—	—	4,365	(30)	4,335
Other comprehensive income/(loss)	(5)	—	—	—	—	—	—	72	72	(5)	67
Contributions from (distributions to) noncontrolling interests	(7)	—	—	—	—	—	—	—	—	(1)	(1)
Excise tax from stock repurchases	—	—	—	—	—	—	(29)	—	(29)	—	(29)
Balance at September 30, 2023	$118	442	$442	$17,165	$45,869	56	$(15,121)	$(3,027)	$45,328	$18	$45,346

		Nine months ended October 1, 2022
Balance at December 31, 2021	$122	439	$439	$16,174	$35,431	45	$(8,922)	$(2,329)	$40,793	$62	$40,855
Issuance of shares under employees' and directors' stock plans	—	1	1	190	—	—	(89)	—	102	—	102
Stock-based compensation	—	—	—	232	—	—	—	—	232	—	232
Purchases of company common stock	—	—	—	—	—	3	(2,000)	—	(2,000)	—	(2,000)
Dividends declared ($0.90 per share)	—	—	—	—	(353)	—	—	—	(353)	—	(353)
Net income/(loss)	14	—	—	—	5,374	—	—	—	5,374	(2)	5,372
Other comprehensive income/(loss)	(10)	—	—	—	—	—	—	(599)	(599)	—	(599)
Contributions from (distributions to) noncontrolling interests	(7)	—	—	—	—	—	—	—	—	(1)	(1)
Balance at October 1, 2022	$119	440	$440	$16,596	$40,452	48	$(11,011)	$(2,928)	$43,549	$59	$43,608

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
Interim Financial Statements
The interim condensed consolidated financial statements presented herein have been prepared by the company, are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at September 30, 2023, the results of operations for the three- and nine-month periods ended September 30, 2023 and October 1, 2022, and the cash flows for the nine-month periods ended September 30, 2023 and October 1, 2022. Interim results are not necessarily indicative of results for a full year.
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
Note 1 to the consolidated financial statements for 2022 describes the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no material changes in the company’s significant accounting policies during the nine months ended September 30, 2023.
Inventories
The components of inventories are as follows:

(In millions)	September 30, 2023	December 31, 2022
Raw materials	$2,223	$2,405
Work in process	743	660
Finished goods	2,438	2,569
Inventories	$5,404	$5,634
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
On August 14, 2023, the company acquired, within the Laboratory Products and Biopharma Services segment, CorEvitas, LLC, a U.S.-based provider of regulatory-grade, real-world evidence for approved medical treatments and therapies. The acquisition expands the segment’s portfolio with the addition of highly complementary real-world evidence solutions to enhance decision-making as well as the time and cost of drug development. The goodwill recorded as a result of this business combination is not expected to be tax deductible.
The components of the purchase price and net assets acquired are as follows:

(In millions)	The Binding Site	CorEvitas
Purchase price
Cash paid	$2,412	$730
Debt settled	307	184
Cash acquired	(20)	(4)
	$2,699	$910

Net assets acquired
Definite-lived intangible assets:
Customer relationships	$868	$260
Product technology	172	47
Tradenames	42	—
Backlog	—	46
Goodwill	1,756	626
Net tangible assets	140	(1)
Deferred tax assets (liabilities)	(279)	(68)
	$2,699	$910
In addition, in 2023, the company acquired, within the Analytical Instruments segment, a U.S.-based developer of Raman-based spectroscopy solutions for in-line measurement.
The weighted-average amortization period for definite-lived intangible assets acquired in 2023 are 18 years for customer relationships, 14 years for product technology, 15 years for tradenames, and 13 years for backlog. The weighted average amortization period for all definite-lived intangible assets acquired in 2023 is 17 years.
Proposed Acquisition
On October 17, 2023, the company entered into a purchase agreement to acquire all of the issued and outstanding shares of Olink Holding AB (publ) at a price of $26.00 per share, or approximately $3.1 billion. Olink is a leading provider of next-generation proteomics solutions that will expand the company’s capabilities in this field. The company has commenced a tender offer to acquire all of the American Depositary Shares and common shares of Olink. The transaction is expected to close by mid-year 2024, subject to the satisfaction of customary closing conditions including receipt of applicable regulatory approvals, and completion of the tender offer. Upon completion, Olink will become part of the Life Sciences Solutions segment. The company intends to finance the purchase price with cash on hand and the net proceeds from issuances of debt.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3.    Revenues and Contract-related Balances
Disaggregated Revenues
Revenues by type are as follows:

	Three months ended		Nine months ended
(In millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Revenues
Consumables	$4,289	$4,651	$13,228	$15,754
Instruments	1,868	1,932	5,604	5,849
Services	4,417	4,094	13,139	11,862
Consolidated revenues	$10,574	$10,677	$31,971	$33,465
Revenues by geographic region based on customer location are as follows:

	Three months ended		Nine months ended
(In millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Revenues
North America	$5,668	$5,962	$17,160	$18,317
Europe	2,643	2,406	7,898	8,007
Asia-Pacific	1,913	1,971	5,801	6,077
Other regions	350	338	1,112	1,064
Consolidated revenues	$10,574	$10,677	$31,971	$33,465
Each reportable segment earns revenues from consumables, instruments and services in North America, Europe, Asia-Pacific and other regions. See Note 4 for revenues by reportable segment and other geographic data.
Remaining Performance Obligations
The aggregate amount of the transaction price allocated to the remaining performance obligations for all open customer contracts as of September 30, 2023 was $26.81 billion. The company will recognize revenues for these performance obligations as they are satisfied, approximately 53% of which is expected to occur within the next twelve months. Amounts expected to occur thereafter generally relate to contract manufacturing, clinical research and extended warranty service agreements, which typically have durations of three to five years.
Contract-related Balances
Noncurrent contract assets and noncurrent contract liabilities are included within other assets and other long-term liabilities in the accompanying balance sheet, respectively. Contract asset and liability balances are as follows:

(In millions)	September 30, 2023	December 31, 2022
Current contract assets, net	$1,465	$1,312
Noncurrent contract assets, net	5	7
Current contract liabilities	2,547	2,601
Noncurrent contract liabilities	1,348	1,179
In the three and nine months ended September 30, 2023, the company recognized revenues of $0.35 billion and $2.32 billion, respectively, that were included in the contract liabilities balance at December 31, 2022. In the three and nine months ended October 1, 2022, the company recognized revenues of $0.34 billion and $2.33 billion, respectively, that were included in the contract liabilities balance at December 31, 2021. Noncurrent contract liabilities increased during 2023 primarily due to rights to advanced payments from a customer.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4.    Business Segment and Geographical Information
Business Segment Information

	Three months ended		Nine months ended
	September 30,	October 1,	September 30,	October 1,
(In millions)	2023	2022	2023	2022
Revenues
Life Sciences Solutions	$2,433	$2,962	$7,508	$10,485
Analytical Instruments	1,754	1,621	5,226	4,746
Specialty Diagnostics	1,083	1,065	3,300	3,648
Laboratory Products and Biopharma Services	5,728	5,585	17,322	16,564
Eliminations	(424)	(556)	(1,385)	(1,978)
Consolidated revenues	10,574	10,677	31,971	33,465

Segment Income
Life Sciences Solutions	872	1,039	2,525	4,542
Analytical Instruments	468	386	1,321	1,031
Specialty Diagnostics	283	220	860	816
Laboratory Products and Biopharma Services	937	725	2,554	2,036
Subtotal reportable segments	2,560	2,370	7,260	8,425
Cost of revenues adjustments	(14)	(22)	(73)	(41)
Selling, general and administrative expenses adjustments	(14)	(11)	(28)	10
Restructuring and other costs	(84)	(33)	(379)	(59)
Amortization of acquisition-related intangible assets	(584)	(594)	(1,775)	(1,803)
Consolidated operating income	1,864	1,710	5,005	6,532
Interest income	246	68	570	122
Interest expense	(359)	(173)	(985)	(457)
Other income/(expense)	14	(4)	(32)	(139)
Consolidated income before taxes	$1,765	$1,601	$4,558	$6,058
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
Geographical Information
Revenues by country based on customer location are as follows:

	Three months ended		Nine months ended
(In millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Revenues
United States	$5,490	$5,787	$16,608	$17,730
Other	5,084	4,890	15,363	15,735
Consolidated revenues	$10,574	$10,677	$31,971	$33,465

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5.    Income Taxes
The provision for income taxes in the accompanying statements of income differs from the provision calculated by applying the statutory federal income tax rate to income before provision for income taxes due to the following:

	Nine months ended
(In millions)	September 30, 2023	October 1, 2022
Statutory federal income tax rate	21%	21%
Provision for income taxes at statutory rate	$957	$1,272
Increases (decreases) resulting from:
Foreign rate differential	(176)	(285)
Income tax credits	(217)	(118)
Global intangible low-taxed income	66	126
Foreign-derived intangible income	(104)	(102)
Excess tax benefits from stock options and restricted stock units	(60)	(63)
Provision for (reversal of) tax reserves, net	9	(543)
Intra-entity transfers	(144)	(18)
Foreign exchange loss on inter-company debt refinancing	(112)	—
Provision for (reversal of) valuation allowances, net	(44)	240
Withholding taxes	22	48
Tax return reassessments and settlements	(63)	(94)
State income taxes, net of federal tax	45	133
Other, net	(28)	(66)
Provision for income taxes	$151	$530
During the third quarter of 2023, the company released a valuation allowance of $183 million in jurisdictions where the deferred tax assets are now expected to be realized. In the first nine months of 2023 the company also recorded a tax benefit of $91 million, net of related tax expenses, from a foreign exchange loss on an intercompany debt refinancing transaction, as well as a $144 million tax benefit resulting from a capital loss generated as part of an intra-entity transaction.
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
Unrecognized Tax Benefits
As of September 30, 2023 the company had $0.55 billion of unrecognized tax benefits substantially all of which, if recognized, would reduce the effective tax rate. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(In millions)	2023
Balance at beginning of year	$572
Additions for tax positions of current year	4
Additions for tax positions of prior years	26
Reductions for tax positions of prior years	(31)
Closure of tax years	(6)
Settlements	(20)
Balance at end of period	$545

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6.    Earnings per Share

	Three months ended		Nine months ended
	September 30,	October 1,	September 30,	October 1,
(In millions except per share amounts)	2023	2022	2023	2022
Net income attributable to Thermo Fisher Scientific Inc.	$1,715	$1,495	$4,365	$5,374

Basic weighted average shares	386	392	386	392
Plus effect of: stock options and restricted stock units	2	3	2	3
Diluted weighted average shares	388	395	388	395

Basic earnings per share	$4.44	$3.82	$11.31	$13.72
Diluted earnings per share	$4.42	$3.79	$11.25	$13.62

Antidilutive stock options excluded from diluted weighted average shares	2	2	2	2
Note 7.    Debt and Other Financing Arrangements

	Effective interest rate at September 30,	September 30,	December 31,
(Dollars in millions)	2023	2023	2022
Commercial Paper		$—	$310
Floating Rate (SOFR + 0.35%) 1.5-Year Senior Notes, Due 4/18/2023		—	1,000
Floating Rate (SOFR + 0.39%) 2-Year Senior Notes, Due 10/18/2023		—	500
0.797% 2-Year Senior Notes, Due 10/18/2023	1.03%	1,350	1,350
Floating Rate (EURIBOR + 0.20%) 2-Year Senior Notes, Due 11/18/2023 (euro-denominated)	3.79%	1,797	1,819
0.000% 2-Year Senior Notes, Due 11/18/2023 (euro-denominated)	0.06%	582	589
0.75% 8-Year Senior Notes, Due 9/12/2024 (euro-denominated)	0.93%	1,057	1,071
Floating Rate (SOFR + 0.53%) 3-Year Senior Notes, Due 10/18/2024		—	500
1.215% 3-Year Senior Notes, Due 10/18/2024	1.42%	2,500	2,500
0.125% 5.5-Year Senior Notes, Due 3/1/2025 (euro-denominated)	0.40%	846	857
2.00% 10-Year Senior Notes, Due 4/15/2025 (euro-denominated)	2.09%	677	686
0.853% 3-Year Senior Notes, Due 10/20/2025 (yen-denominated)	1.05%	149	170
0.000% 4-Year Senior Notes, Due 11/18/2025 (euro-denominated)	0.15%	582	589
3.20% 3-Year Senior Notes, Due 1/21/2026 (euro-denominated)	3.38%	529	535
1.40% 8.5-Year Senior Notes, Due 1/23/2026 (euro-denominated)	1.52%	740	749
4.953% 3-Year Senior Notes, Due 8/10/2026	5.19%	600	—
1.45% 10-Year Senior Notes, Due 3/16/2027 (euro-denominated)	1.65%	529	535
1.75% 7-Year Senior Notes, Due 4/15/2027 (euro-denominated)	1.96%	634	642
1.054% 5-Year Senior Notes, Due 10/20/2027 (yen-denominated)	1.18%	194	221
4.80% 5-Year Senior Notes, Due 11/21/2027	5.00%	600	600
0.50% 8.5-Year Senior Notes, Due 3/1/2028 (euro-denominated)	0.76%	846	857
0.77% 5-Year Senior Notes, Due 9/6/2028 (yen-denominated)	0.89%	194	—
1.375% 12-Year Senior Notes, Due 9/12/2028 (euro-denominated)	1.46%	634	642
1.75% 7-Year Senior Notes, Due 10/15/2028	1.89%	700	700
1.95% 12-Year Senior Notes, Due 7/24/2029 (euro-denominated)	2.07%	740	749
2.60% 10-Year Senior Notes, Due 10/1/2029	2.74%	900	900
1.279% 7-Year Senior Notes, Due 10/19/2029 (yen-denominated)	1.44%	31	36
4.977% 7-Year Senior Notes, Due 8/10/2030	5.13%	750	—
0.80% 9-Year Senior Notes, Due 10/18/2030 (euro-denominated)	0.88%	1,850	1,873

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Effective interest rate at September 30,	September 30,	December 31,
(Dollars in millions)	2023	2023	2022
0.875% 12-Year Senior Notes, Due 10/1/2031 (euro-denominated)	1.13%	952	963
2.00% 10-Year Senior Notes, Due 10/15/2031	2.23%	1,200	1,200
2.375% 12-Year Senior Notes, Due 4/15/2032 (euro-denominated)	2.54%	634	642
1.49% 10-Year Senior Notes, Due 10/20/2032 (yen-denominated)	1.60%	42	48
4.95% 10-Year Senior Notes, Due 11/21/2032	5.09%	600	600
5.086% 10-Year Senior Notes, Due 8/10/2033	5.20%	1,000	—
1.125% 12-Year Senior Notes, Due 10/18/2033 (euro-denominated)	1.20%	1,586	1,606
3.65% 12-Year Senior Notes, Due 11/21/2034 (euro-denominated)	3.76%	793	803
1.50% 12-Year Senior Notes, due 9/6/2035 (yen-denominated)	1.57%	144	—
2.875% 20-Year Senior Notes, Due 7/24/2037 (euro-denominated)	2.94%	740	749
1.50% 20-Year Senior Notes, Due 10/1/2039 (euro-denominated)	1.73%	952	963
2.80% 20-Year Senior Notes, Due 10/15/2041	2.90%	1,200	1,200
1.625% 20-Year Senior Notes, Due 10/18/2041 (euro-denominated)	1.77%	1,322	1,339
2.069% 20-Year Senior Notes, Due 10/20/2042 (yen-denominated)	2.13%	98	111
5.404% 20-Year Senior Notes, due 8/10/2043	5.50%	600	—
2.02% 20-Year Senior Notes, due 9/6/2043 (yen-denominated)	2.06%	194	—
5.30% 30-Year Senior Notes, Due 2/1/2044	5.37%	400	400
4.10% 30-Year Senior Notes, Due 8/15/2047	4.23%	750	750
1.875% 30-Year Senior Notes, Due 10/1/2049 (euro-denominated)	1.98%	1,057	1,071
2.00% 30-Year Senior Notes, Due 10/18/2051 (euro-denominated)	2.06%	793	803
2.382% 30-Year Senior Notes, Due 10/18/2052 (yen-denominated)	2.43%	223	254
Other		76	79
Total borrowings at par value		35,367	34,561
Unamortized discount		(108)	(112)
Unamortized debt issuance costs		(175)	(171)
Total borrowings at carrying value		35,084	34,278
Finance lease liabilities		200	210
Less: Short-term obligations and current maturities		4,795	5,579
Long-term obligations		$30,489	$28,909
SOFR - Secured Overnight Financing Rate
EURIBOR - Euro Interbank Offered Rate
The effective interest rates for the fixed-rate debt include the stated interest on the notes, the accretion of any discounts/premiums and the amortization of any debt issuance costs.
See Note 10 for fair value information pertaining to the company’s long-term borrowings.
Credit Facilities
The company has a revolving credit facility (the Facility) with a bank group that provides for up to $5.00 billion of unsecured multi-currency revolving credit. The Facility expires on January 7, 2027. The revolving credit agreement calls for interest at either a Term SOFR, a EURIBOR-based rate (for funds drawn in euro) or a rate based on the prime lending rate of the agent bank, at the company’s option. The agreement contains affirmative, negative and financial covenants, and events of default customary for facilities of this type. The covenants in the Facility include a Consolidated Net Interest Coverage Ratio (Consolidated EBITDA to Consolidated Net Interest Expense), as such terms are defined in the Facility. Specifically, the company has agreed that, so long as any lender has any commitment under the Facility, any letter of credit is outstanding under the Facility, or any loan or other obligation is outstanding under the Facility, it will maintain a minimum Consolidated Net Interest Coverage Ratio of 3.5:1.0 as of the last day of any fiscal quarter. As of September 30, 2023, no borrowings were outstanding under the Facility, although available capacity was reduced by immaterial outstanding letters of credit.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Senior Notes
Interest is payable quarterly on the floating rate senior notes, annually on the euro-denominated fixed rate senior notes and semi-annually on all other senior notes. Each of the U.S. dollar and euro-denominated fixed rate senior notes and yen-denominated private placement notes may be redeemed at a redemption price of 100% of the principal amount plus a specified make-whole premium and accrued interest, together with swap breakage costs payable to holders of yen-denominated private placement notes who have entered into cross-currency swap agreements. The company is subject to certain affirmative and negative covenants under the indentures and note purchase agreement governing the senior notes, the most restrictive of which limits the ability of the company to pledge certain property and assets as security under borrowing arrangements. The company was in compliance with all covenants at September 30, 2023.
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
Note 8.    Commitments and Contingencies
Environmental Matters
The company is currently involved in various stages of investigation and remediation related to environmental matters. The company cannot predict all potential costs related to environmental remediation matters and the possible impact on future operations given the uncertainties regarding the extent of the required cleanup, the complexity and interpretation of applicable laws and regulations, the varying costs of alternative cleanup methods and the extent of the company’s responsibility. Expenses for environmental remediation matters related to the costs of installing, operating and maintaining groundwater-treatment systems and other remedial activities related to historical environmental contamination at the company’s domestic and international facilities were not material in any period presented. At September 30, 2023, there have been no material changes to the accruals for pending environmental-related matters disclosed in the company’s 2022 financial statements and notes included in the company’s Annual Report on Form 10-K. While management believes the accruals for environmental remediation are adequate based on current estimates of remediation costs, the company may be subject to additional remedial or compliance costs due to future events such as changes in existing laws and regulations, changes in agency direction or enforcement policies, developments in remediation technologies or changes in the conduct of the company’s operations, which could have a material adverse effect on the company’s financial position, results of operations and cash flows.
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Product Liability, Workers Compensation and Other Personal Injury Matters
The company is involved in various proceedings and litigation that arise from time to time in connection with product liability, workers compensation and other personal injury matters. At September 30, 2023, there have been no material changes to the accruals for pending product liability, workers compensation, and other personal injury matters disclosed in the company’s 2022 financial statements and notes included in the company’s Annual Report on Form 10-K. Although the company believes that the amounts accrued and estimated insurance recoveries are probable and appropriate based on available information, including actuarial studies of loss estimates, the process of estimating losses and insurance recoveries involves a considerable degree of judgment by management and the ultimate amounts could vary, which could have a material adverse effect on the company’s results of operations, financial position, and cash flows. Insurance contracts do not relieve the company of its primary obligation with respect to any losses incurred. The collectability of amounts due from its insurers is subject to the solvency and willingness of the insurer to pay, as well as the legal sufficiency of the insurance claims. Management monitors the payment history as well as the financial condition and ratings of its insurers on an ongoing basis.
Note 9.    Comprehensive Income/(Loss)
Comprehensive Income (Loss)
Changes in each component of accumulated other comprehensive income/(loss), net of tax, are as follows:

(In millions)	Currency translation adjustment	Unrealized losses on hedging instruments	Pension and other postretirement benefit liability adjustment	Total
Balance at December 31, 2022	$(2,880)	$(33)	$(186)	$(3,099)
Other comprehensive income/(loss) before reclassifications	57	—	2	59
Amounts reclassified from accumulated other comprehensive income/(loss)	10	5	(2)	13
Net other comprehensive income/(loss)	67	5	—	72
Balance at September 30, 2023	$(2,813)	$(28)	$(186)	$(3,027)

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 10.    Fair Value Measurements and Fair Value of Financial Instruments
Fair Value Measurements
The following tables present information about the company’s financial assets and liabilities measured at fair value on a recurring basis:

	September 30,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
(In millions)	2023	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$2,662	$2,662	$—	$—
Bank time deposits	6	6	—	—
Investments	19	19	—	—
Warrants	11	—	11	—
Insurance contracts	193	—	193	—
Derivative contracts	88	—	88	—
Total assets	$2,979	$2,687	$292	$—

Liabilities
Derivative contracts	$153	$—	$153	$—
Contingent consideration	81	—	—	81
Total liabilities	$234	$—	$153	$81

	December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
(In millions)	2022	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$5,804	$5,804	$—	$—
Investments	25	25	—	—
Warrants	12	—	12	—
Insurance contracts	162	—	162	—
Derivative contracts	79	—	79	—
Total assets	$6,082	$5,829	$253	$—

Liabilities
Derivative contracts	$101	$—	$101	$—
Contingent consideration	174	—	—	174
Total liabilities	$275	$—	$101	$174
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
In the three and nine months ended September 30, 2023, the company recorded $11 million and $(33) million, respectively, of net gains/(losses) on investments, which are included in other income/(expense) in the accompanying statements of income. In the three and nine months ended October 1, 2022, the company recorded $13 million and $136 million, respectively, of net losses on investments, which are included in other income/(expense) in the accompanying statements of income.
The following table provides a rollforward of the fair value, as determined by level 3 inputs (such as likelihood of achieving production or revenue milestones, as well as changes in the fair values of the investments underlying a recapitalization investment portfolio), of the contingent consideration.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended		Nine months ended
	September 30,	October 1,	September 30,	October 1,
(In millions)	2023	2022	2023	2022
Contingent consideration
Beginning balance	$90	$216	$174	$317
Acquisitions (including assumed balances)	—	—	1	(18)
Payments	(5)	(32)	(63)	(64)
Changes in fair value included in earnings	(4)	(16)	(31)	(67)
Ending balance	$81	$168	$81	$168
Derivative Contracts
The following table provides the aggregate notional value of outstanding derivative contracts.

(In millions)	September 30, 2023	December 31, 2022
Notional amount
Cross-currency interest rate swaps - designated as net investment hedges	$5,650	$2,100
Currency exchange contracts	1,607	2,434
While certain derivatives are subject to netting arrangements with counterparties, the company does not offset derivative assets and liabilities within the balance sheet. The following tables present the fair value of derivative instruments in the accompanying balance sheets and statements of income.

	Fair value – assets		Fair value – liabilities
	September 30,	December 31,	September 30,	December 31,
(In millions)	2023	2022	2023	2022
Derivatives designated as hedging instruments
Cross-currency interest rate swaps (a)	$87	$77	$152	$85
Derivatives not designated as hedging instruments
Currency exchange contracts (b)	1	2	1	16
Total derivatives	$88	$79	$153	$101
(a)    The fair value of the cross-currency interest rate swaps is included in the accompanying balance sheet under the caption other assets or other long-term liabilities.
(b)    The fair value of the currency exchange contracts is included in the accompanying balance sheet under the captions other current assets or other accrued expenses.

	Gain (loss) recognized
	Three months ended		Nine months ended
	September 30,	October 1,	September 30,	October 1,
(In millions)	2023	2022	2023	2022
Derivatives designated as cash flow hedges
Interest rate swaps
Amount reclassified from accumulated other comprehensive items to interest expense	$(1)	$(1)	$(6)	$(3)
Financial instruments designated as net investment hedges
Foreign currency-denominated debt and other payables
Included in currency translation adjustment within other comprehensive items	364	658	158	1,691
Cross-currency interest rate swaps
Included in currency translation adjustment within other comprehensive items	(56)	46	(6)	120
Included in interest expense	35	6	68	12
Derivatives not designated as hedging instruments
Currency exchange contracts
Included in cost of product revenues	2	3	(1)	15
Included in other income/(expense)	(6)	20	(8)	32

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Fair Value of Other Financial Instruments
The carrying value and fair value of the company’s debt instruments are as follows:

	September 30, 2023		December 31, 2022
	Carrying	Fair	Carrying	Fair
(In millions)	value	value	value	value
Senior notes	$35,008	$30,700	$33,889	$29,901
Commercial paper	—	—	310	310
Other	76	76	79	79
	$35,084	$30,776	$34,278	$30,290
The fair value of debt instruments, excluding private placement notes, was determined based on quoted market prices and on borrowing rates available to the company at the respective period ends, which represent level 2 measurements. The fair value of private placement notes was determined based on internally developed pricing models and unobservable inputs, which represent level 3 measurements.
Note 11.    Supplemental Cash Flow Information

	Nine months ended
(In millions)	September 30, 2023	October 1, 2022
Non-cash investing and financing activities
Acquired but unpaid property, plant and equipment	$207	$213
Declared but unpaid dividends	137	119
Issuance of stock upon vesting of restricted stock units	198	225
Excise tax from stock repurchases	29	—
Cash, cash equivalents and restricted cash is included in the accompanying balance sheet as follows:

(In millions)	September 30, 2023	December 31, 2022
Cash and cash equivalents	$6,151	$8,524
Restricted cash included in other current assets	10	12
Restricted cash included in other assets	7	1
Cash, cash equivalents and restricted cash	$6,168	$8,537
Amounts included in restricted cash primarily represent funds held as collateral for bank guarantees and incoming cash in China awaiting government administrative clearance.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 12.    Restructuring and Other Costs
In the first nine months of 2023, restructuring and other costs primarily included continuing charges for headcount reductions and facility consolidations in an effort to streamline operations, impairment of long-lived assets, and, to a lesser extent, net charges for pre-acquisition litigation and other matters. In 2023, severance actions associated with facility consolidations and cost reduction measures affected approximately 4% of the company’s workforce.
As of November 3, 2023, the company has identified restructuring actions that will result in additional charges of approximately $65 million, primarily in 2023, and expects to identify additional actions in future periods which will be recorded when specified criteria are met, such as communication of benefit arrangements or when the costs have been incurred.
Restructuring and other costs by segment are as follows:

	Three months ended	Nine months ended
(In millions)	September 30, 2023	September 30, 2023
Life Sciences Solutions	$20	$100
Analytical Instruments	8	31
Specialty Diagnostics	(1)	9
Laboratory Products and Biopharma Services	52	228
Corporate	5	11
	$84	$379
The following table summarizes the changes in the company’s accrued restructuring balance, which is included in other accrued expenses in the accompanying balance sheet. Other amounts reported as restructuring and other costs in the accompanying statements of income have been summarized in the notes to the table.

(In millions)	Total (a)
Balance at December 31, 2022	$41
Net restructuring charges incurred in 2023 (b) (c)	175
Payments	(142)
Currency translation	(1)
Balance at September 30, 2023	$73
(a)The movements in the restructuring liability principally consist of severance and other costs associated with facility consolidations.
(b)Excludes $165 million of net charges, principally $127 million of charges for impairment of long-lived assets in the Laboratory Products and Biopharma Services and Life Sciences Solutions segments, $26 million of contract termination costs associated with facility closures in the Laboratory Products and Biopharma Services segment, $18 million of net charges for pre-acquisition litigation and other matters.
(c)Excludes $39 million of charges for impairment of a disposal group that was held for sale beginning in the third quarter of 2023. The loss attributable to Thermo Fisher Scientific Inc. was reduced by $19 million attributable to a noncontrolling interest.
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
A number of important factors could cause the results of the company to differ materially from those indicated by such forward-looking statements, including those detailed under the caption “Risk Factors” in the company’s Annual Report on Form 10-K for the year ended December 31, 2022 (which is on file with the SEC). Important factors that could cause actual results to differ materially from those indicated by forward-looking statements include risks and uncertainties relating to: the COVID-19 pandemic; the need to develop new products and adapt to significant technological change; implementation of strategies for improving growth; general economic conditions and related uncertainties; dependence on customers’ capital spending policies and government funding policies; the effect of economic and political conditions and exchange rate fluctuations on international operations; use and protection of intellectual property; the effect of changes in governmental regulations; any natural disaster, public health crisis or other catastrophic event; and the effect of laws and regulations governing government contracts, as well as the possibility that expected benefits related to recent or pending acquisitions, including our proposed acquisition of Olink, may not materialize as expected.
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
Consolidated Results

	Three months ended				Nine months ended
	September 30,	October 1,			September 30,	October 1,
(Dollars in millions except per share amounts)	2023	2022	Change		2023	2022	Change
Revenues	$10,574	$10,677	(1)%		$31,971	$33,465	(4)%
GAAP operating income	1,864	1,710	9%		5,005	6,532	(23)%
GAAP operating income margin	17.6%	16.0%	1.6	pt	15.7%	19.5%	(3.8)	pt
Adjusted operating income (non-GAAP measure)	2,560	2,370	8%		7,260	8,425	(14)%
Adjusted operating income margin (non-GAAP measure)	24.2%	22.2%	2.0	pt	22.7%	25.2%	(2.5)	pt
GAAP diluted earnings per share attributable to Thermo Fisher Scientific Inc.	4.42	3.79	17%		11.25	13.62	(17)%
Adjusted earnings per share (non-GAAP measure)	5.69	5.08	12%		15.87	17.84	(11)%

THERMO FISHER SCIENTIFIC INC.
Organic Revenue Growth

	Three months ended	Nine months ended
	September 30, 2023	September 30, 2023
Revenue growth	(1)%	(4)%
Impact of acquisitions	1%	0%
Impact of currency translation	1%	0%
Organic revenue growth* (non-GAAP measure)	(3)%	(5)%
*    Results may not sum due to rounding
Since 2020, the Life Sciences Solutions and Specialty Diagnostics segments as well as the laboratory products business have supported COVID-19 diagnostic testing, scaling and evolving their molecular diagnostics solutions and plastic consumables businesses to respond to the COVID-19 pandemic. The biosciences and bioproduction businesses have expanded their capacity to meet the needs of pharma and biotech customers as they have expanded their own production volumes to meet global vaccine manufacturing requirements. Additionally, our pharma services business has provided our pharma and biotech customers with the services they needed to develop and produce vaccines and therapies globally. Since the company’s acquisition of PPD in December 2021, the clinical research business has continued to play a leading role in supporting the clinical trials for COVID-19 vaccines and therapies. These positive impacts are expected to continue at much lower levels in 2023 as customer testing as well as therapy and vaccine demand declines. Sales of products related to COVID-19 testing were $0.05 billion and $0.44 billion in the third quarter of 2023 and 2022, respectively, and $0.27 billion and $2.75 billion in the first nine months of 2023 and 2022, respectively.
During the third quarter of 2023, growth declined slightly from pharma and biotech customers driven by lower demand associated with COVID-19 vaccine and therapies as well as the continued impact on customers from a more challenging macroeconomic environment and low economic activity in China. We saw very strong growth from academic and government customers, with strong adoption of our high-impact innovation. The industrial and applied market was flat, driven by more challenging macroeconomic environment and low economic activity in China. The diagnostics and healthcare market declined due to decreased demand for COVID-19 testing products. During the third quarter of 2023, sales growth in North America and Asia Pacific declined, while Europe grew slightly. Sales growth in all regions was impacted by decreased demand in 2023 for COVID-19 related products and the impact on customers from a more challenging macroeconomic environment. Asia Pacific was impacted by low economic activity in China. Contributions to organic revenue during the third quarter of 2023 from the Analytical Instruments and Laboratory Products and Biopharma Services segments were more than offset by declines in the Life Sciences Solutions and Specialty Diagnostics segments.
During the first nine months of 2023, we saw slight growth from pharma and biotech customers driven by our trusted partner status, partially offset by the impact on customers from a more challenging macroeconomic environment and low economic activity in China. We saw broad based strength across the academic and government market. The industrial and applied market was strong, driven by continued strong demand for our analytical instruments serving our semiconductor and materials science customers. The diagnostics and healthcare market declined due to decreased demand for COVID-19 testing products. During the first nine months of 2023, sales growth in all major regions declined due to decreased demand for COVID-19 related products, as well as a challenging macroeconomic environment and low economic activity in China. Contributions to organic revenue during the first nine months of 2023 from the Laboratory Products and Biopharma Services and Analytical Instruments segments were more than offset by declines in the Life Sciences Solutions and Specialty Diagnostics segments.
The company continues to execute its proven growth strategy which consists of three pillars:
•High-impact innovation,
•Our trusted partner status with customers, and
•Our unparalleled commercial engine.
GAAP operating income margin and adjusted operating income margin increased in the third quarter of 2023 due primarily to exceptionally strong productivity improvements and good price realization, partially offset by lower COVID-19 related revenue. GAAP operating income margin and adjusted operating income margin decreased in the first nine months of 2023 due primarily to lower COVID-19 related revenue. This was partially offset by strong productivity improvements and strong pricing realization to address higher inflation. GAAP operating income margin in the third quarter and first nine months of 2023 was also impacted by restructuring and other charges incurred for headcount reductions and facility consolidations in an effort to streamline operations and limit the impact of expected lower revenue (Note 12).
The company’s references to strategic growth investments generally refer to targeted spending for enhancing commercial capabilities, including expansion of geographic sales reach and e-commerce platforms, marketing initiatives, expanded service and operational infrastructure, research and development projects and other expenditures to enhance the customer experience,

THERMO FISHER SCIENTIFIC INC.
as well as incentive compensation and recognition for employees. The company’s references throughout this discussion to productivity improvements generally refer to improved cost efficiencies from its Practical Process Improvement (PPI) business system including reduced costs resulting from implementing continuous improvement methodologies, global sourcing initiatives, a lower cost structure following restructuring actions including headcount reductions and consolidation of facilities, and low cost region manufacturing.
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
On August 14, 2023, the company acquired, within the Laboratory Products and Biopharma Services segment, CorEvitas, LLC, a U.S.-based provider of regulatory-grade, real-world evidence for approved medical treatments and therapies. The acquisition expands the segment’s portfolio with the addition of highly complementary real-world evidence solutions to enhance decision-making as well as the time and cost of drug development.
Segment Results
The company’s management evaluates segment operating performance using operating income before certain charges/credits as defined in Note 4 to the Consolidated Financial Statements of the company’s Annual Report on Form 10-K for 2022. Accordingly, the following segment data are reported on this basis.

	Three months ended		Nine months ended
	September 30,	October 1,	September 30,	October 1,
(Dollars in millions)	2023	2022	2023	2022
Revenues
Life Sciences Solutions	$2,433	$2,962	$7,508	$10,485
Analytical Instruments	1,754	1,621	5,226	4,746
Specialty Diagnostics	1,083	1,065	3,300	3,648
Laboratory Products and Biopharma Services	5,728	5,585	17,322	16,564
Eliminations	(424)	(556)	(1,385)	(1,978)
Consolidated revenues	$10,574	$10,677	$31,971	$33,465
Life Sciences Solutions

	Three months ended					Organic* (non-GAAP measure)
(Dollars in millions)	September 30, 2023	October 1, 2022	Total Change	Currency Translation	Acquisitions/ Divestitures
Revenues	$2,433	$2,962	(18)%	1%	0%	(19)%
Segment income	872	1,039	(16)%
Segment income margin	35.9%	35.1%	0.8 pt
The decrease in organic revenues in the third quarter of 2023 was primarily due to moderation in COVID-19 related revenue. The increase in segment income margin resulted primarily from exceptionally strong productivity improvements, good price realization, and favorable effects of currency translation, partially offset by significantly lower COVID-19 related revenue and business mix.

	Nine months ended					Organic* (non-GAAP measure)
(Dollars in millions)	September 30, 2023	October 1, 2022	Total Change	Currency Translation	Acquisitions/ Divestitures
Revenues	$7,508	$10,485	(28)%	(1)%	0%	(28)%
Segment income	2,525	4,542	(44)%
Segment income margin	33.6%	43.3%	-9.7 pt
The decrease in organic revenues in the first nine months of 2023 was primarily due to moderation in COVID-19 related revenue. The decrease in segment income margin resulted primarily from significantly lower COVID-19 related revenue and business mix, partially offset by very strong productivity improvements and good price realization.

THERMO FISHER SCIENTIFIC INC.
Analytical Instruments

	Three months ended					Organic* (non-GAAP measure)
(Dollars in millions)	September 30, 2023	October 1, 2022	Total Change	Currency Translation	Acquisitions/ Divestitures
Revenues	$1,754	$1,621	8%	1%	0%	8%
Segment income	468	386	21%
Segment income margin	26.7%	23.8%	2.9 pt
The increase in organic revenues in the third quarter of 2023 was led by the electron microscopy business. The increase in segment income margin resulted primarily from very strong productivity improvements, strong volume pull-through, and strong pricing realization to address higher inflation, offset in part by effects of currency translation.

	Nine months ended					Organic* (non-GAAP measure)
(Dollars in millions)	September 30, 2023	October 1, 2022	Total Change	Currency Translation	Acquisitions/ Divestitures
Revenues	$5,226	$4,746	10%	(1)%	0%	11%
Segment income	1,321	1,031	28%
Segment income margin	25.3%	21.7%	3.6 pt
The increase in organic revenues in the first nine months of 2023 was due to increased demand across all the segment’s businesses, with particular strength in the electron microscopy and chromatography and mass spectrometry businesses. The increase in segment income margin resulted primarily from very strong productivity improvements, strong volume, strong pricing realization to address higher inflation, offset in part by the effects of currency translation and strategic growth investments.
Specialty Diagnostics

	Three months ended					Organic* (non-GAAP measure)
(Dollars in millions)	September 30, 2023	October 1, 2022	Total Change	Currency Translation	Acquisitions/ Divestitures
Revenues	$1,083	$1,065	2%	1%	6%	(6)%
Segment income	283	220	29%
Segment income margin	26.1%	20.6%	5.5 pt
The decrease in organic revenues in the third quarter of 2023 was due to decreased demand, primarily driven by products addressing diagnosis of COVID-19, offset in part by underlying growth in the immunodiagnostics, microbiology and transplant diagnostics businesses. The increase in segment income margin was due to favorable business mix and very strong productivity improvements, partially offset by the impact of lower COVID-19 testing volume.

	Nine months ended					Organic* (non-GAAP measure)
(Dollars in millions)	September 30, 2023	October 1, 2022	Total Change	Currency Translation	Acquisitions/ Divestitures
Revenues	$3,300	$3,648	(10)%	0%	5%	(15)%
Segment income	860	816	5%
Segment income margin	26.1%	22.4%	3.7 pt
The decrease in organic revenues in the first nine months of 2023 was due to decreased demand, primarily driven by products addressing diagnosis of COVID-19, partially offset by underlying growth in the immunodiagnostics, microbiology and transplant diagnostics businesses. The increase in segment income margin was due to favorable business mix and very strong productivity improvements, partially offset by the impact of lower COVID-19 testing volume.

THERMO FISHER SCIENTIFIC INC.
Laboratory Products and Biopharma Services

	Three months ended					Organic* (non-GAAP measure)
(Dollars in millions)	September 30, 2023	October 1, 2022	Total Change	Currency Translation	Acquisitions/ Divestitures
Revenues	$5,728	$5,585	3%	1%	0%	1%
Segment income	937	725	29%
Segment income margin	16.4%	13.0%	3.4 pt
The increase in organic revenues in the third quarter of 2023 was primarily due to higher sales in the pharma services and clinical research businesses. The increase in segment income margin was primarily due to exceptionally strong productivity improvements and favorable business mix, partially offset by effects of currency translation.

	Nine months ended					Organic* (non-GAAP measure)
(Dollars in millions)	September 30, 2023	October 1, 2022	Total Change	Currency Translation	Acquisitions/ Divestitures
Revenues	$17,322	$16,564	5%	0%	0%	4%
Segment income	2,554	2,036	25%
Segment income margin	14.7%	12.3%	2.4 pt
The increase in organic revenues in the first nine months of 2023 was primarily due to higher sales in the pharma services and clinical research businesses. The increase in segment income margin was primarily due to very strong productivity improvements.
*    Results may not sum due to rounding
Non-operating Items

	Three months ended		Nine months ended
	September 30,	October 1,	September 30,	October 1,
(Dollars and shares in millions)	2023	2022	2023	2022
Net interest expense	$113	$105	$415	$335
GAAP other income/(expense)	14	(4)	(32)	(139)
Adjusted other income/(expense) (non-GAAP measure)	5	10	4	24
GAAP tax rate	3.0%	1.9%	3.3%	8.8%
Adjusted tax rate (non-GAAP measure)	10.0%	11.8%	10.0%	13.1%
Weighted average diluted shares	388	395	388	395
Net interest expense (interest expense less interest income) increased due primarily to the increase in debt for general corporate purposes and the company’s capital deployment initiatives, which included financing stock buybacks, paying dividends and acquiring The Binding Site Group and CorEvitas, LLC (Note 2). See additional discussion under the caption “Liquidity and Capital Resources” below. In the third quarter and first nine months of 2023, the company’s net interest expense was reduced by approximately $34 million and $62 million, respectively, as a result of its interest rate swap and cross-currency interest rate swap arrangements (Note 10).
GAAP other income/(expense) and adjusted other income/(expense) includes currency transaction gains/losses on non-operating monetary assets and liabilities, and net periodic pension benefit cost/income, excluding the service cost component. GAAP other income/(expense) in the third quarter and first nine months of 2023 also includes $10 million and $(33) million of net gains/(losses) on investments, respectively. GAAP other income/(expense) in the third quarter and first nine months of 2022 also includes $12 million and $135 million, respectively, of net losses on investments. GAAP other income/expense in the first nine months of 2022 also includes $26 million of losses on the early extinguishment of debt (Note 7).
The GAAP and adjusted tax rates in 2023 were impacted by the release of a valuation allowance of $183 million in the third quarter of 2023 in jurisdictions where the deferred tax assets are now expected to be realized, and, to a lesser extent, by a decrease in pre-tax earnings compared to 2022. The company’s GAAP and adjusted tax rates in 2023 were also impacted by tax planning initiatives, including a tax benefit of $91 million, net of related tax expenses, from a foreign exchange loss on an intercompany debt refinancing transaction in the second quarter of 2023, as well as a $144 million tax benefit resulting from a capital loss generated in the first quarter of 2023 as part of an intra-entity transaction. The company’s GAAP and adjusted tax rates in 2022 were impacted by releases of valuation allowances of $189 million in the first nine months of 2022 in jurisdictions where the deferred tax assets are now expected to be realized. The company’s 2022 GAAP tax rate was also impacted by a net benefit of $208 million resulting from tax audit settlements in the third quarter of 2022 (Note 5).

THERMO FISHER SCIENTIFIC INC.
The effective tax rates in both 2023 and 2022 were also affected by relatively significant earnings in lower tax jurisdictions. Due primarily to the non-deductibility of intangible asset amortization for tax purposes, the company’s cash payments for income taxes are higher than its income tax expense for financial reporting purposes and are expected to total approximately $1.40 billion in 2023.
The company expects its GAAP effective tax rate in 2023 will be between 3% and 5% based on currently forecasted rates of profitability in the countries in which the company conducts business and expected generation of foreign tax credits. The effective tax rate can vary significantly from period to period as a result of discrete income tax factors and events. The company expects its adjusted tax rate will be approximately 10% in 2023.
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

(In millions)	September 30, 2023	December 31, 2022
Cash and cash equivalents	$6,151	$8,524
Total debt	35,284	34,488
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
As of September 30, 2023, the company’s short-term debt totaled $4.80 billion. The company has a revolving credit facility with a bank group that provides up to $5.00 billion of unsecured multi-currency revolving credit (Note 7). If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of September 30, 2023, no borrowings were outstanding under the company’s revolving credit facility, although available capacity was reduced by immaterial outstanding letters of credit.

	Nine months ended
(In millions)	September 30, 2023	October 1, 2022
Net cash provided by operating activities	$4,683	$5,667
Net cash used in investing activities	(4,766)	(1,634)
Net cash used in financing activities	(2,194)	(5,201)
Free cash flow (non-GAAP measure)	3,685	3,992
Operating Activities
During the first nine months of 2023, cash provided by income was offset in part by investments in working capital. Changes in other assets and other liabilities used cash of $1.36 billion primarily due to the timing of payments for compensation and income taxes. A decrease in accounts payable used cash of $0.74 billion. Cash payments for income taxes were $1.17 billion during the first nine months of 2023.
During the first nine months of 2022, cash provided by income was offset in part by investments in working capital. An increase in inventories used cash of $1.12 billion, primarily to support growth in sales. Changes in other assets and other

THERMO FISHER SCIENTIFIC INC.
liabilities used cash of $0.73 billion primarily due to the timing of payments for compensation. Cash payments for income taxes were $1.05 billion during the first nine months of 2022.
Investing Activities
During the first nine months of 2023, acquisitions used cash of $3.66 billion. The company’s investing activities also included purchases of $1.07 billion of property, plant and equipment for capacity and capability investments.
During the first nine months of 2022, acquisitions used cash of $0.04 billion. The company’s investing activities also included purchases of $1.69 billion of property, plant and equipment for capacity and capability investments.
The company expects that for all of 2023, expenditures for property, plant and equipment, net of disposals, will be between $1.3 billion and $1.5 billion.
Financing Activities
During the first nine months of 2023, repayment of senior notes and net commercial paper activity used cash of $2.00 billion and $0.32 billion, respectively. Issuance of debt provided $3.47 billion of cash. The company’s financing activities also included the repurchase of $3.00 billion of the company’s common stock (5.2 million shares) and the payment of $0.39 billion in cash dividends. On November 10, 2022, the Board of Directors authorized the repurchase of up to $4.00 billion of the company’s common stock. All of the shares of common stock repurchased by the company during the first quarter of 2023 were under this program.
During the first nine months of 2022, repayment of senior notes and net commercial paper activity used cash of $0.38 billion and $2.46 billion, respectively. The company’s financing activities also included the repurchase of $2.00 billion of the company’s common stock (3.3 million shares) and the payment of $0.34 billion in cash dividends.
The company’s commitments for purchases of property, plant and equipment, contractual obligations and other commercial commitments did not change materially subsequent to September 30, 2023, except for the agreement to acquire Olink (Note 2).
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

THERMO FISHER SCIENTIFIC INC.
•The noncontrolling interest and tax impacts of the above items and the impact of significant tax audits or events (such as changes in deferred taxes from enacted tax rate/law changes), the latter of which we exclude because they are outside of our normal operations and difficult to forecast accurately for future periods.
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
The non-GAAP financial measures of the company’s results of operations and cash flows included in this Form 10-Q are not meant to be considered superior to or a substitute for the company’s results of operations prepared in accordance with GAAP. Reconciliations of such non-GAAP financial measures to the most directly comparable GAAP financial measures are set forth within the “Consolidated Results” and “Segment Results” sections and below.

	Three months ended		Nine months ended
	September 30,	October 1,	September 30,	October 1,
(Dollars in millions except per share amounts)	2023	2022	2023	2022

Reconciliation of adjusted operating income
GAAP operating income	$1,864	$1,710	$5,005	$6,532
Cost of revenues adjustments (a)	14	22	73	41
Selling, general and administrative expenses adjustments (b)	14	11	28	(10)
Restructuring and other costs (c)	84	33	379	59
Amortization of acquisition-related intangible assets	584	594	1,775	1,803
Adjusted operating income (non-GAAP measure)	$2,560	$2,370	$7,260	$8,425

Reconciliation of adjusted operating income margin
GAAP operating income margin	17.6%	16.0%	15.7%	19.5%
Cost of revenues adjustments (a)	0.1%	0.2%	0.2%	0.1%
Selling, general and administrative expenses adjustments (b)	0.1%	0.1%	0.1%	0.0%
Restructuring and other costs (c)	0.8%	0.3%	1.2%	0.2%
Amortization of acquisition-related intangible assets	5.6%	5.6%	5.5%	5.4%
Adjusted operating income margin (non-GAAP measure)	24.2%	22.2%	22.7%	25.2%

Reconciliation of adjusted other income/(expense)
GAAP other income/(expense)	$14	$(4)	$(32)	$(139)
Adjustments (d)	(9)	14	36	163
Adjusted other income/(expense) (non-GAAP measure)	$5	$10	$4	$24

Reconciliation of adjusted tax rate
GAAP tax rate	3.0%	1.9%	3.3%	8.8%
Adjustments (e)	7.0%	9.9%	6.7%	4.3%
Adjusted tax rate (non-GAAP measure)	10.0%	11.8%	10.0%	13.1%

Reconciliation of adjusted earnings per share
GAAP diluted earnings per share (EPS) attributable to Thermo Fisher Scientific Inc.	$4.42	$3.79	$11.25	$13.62
Cost of revenues adjustments (a)	0.04	0.06	0.19	0.11
Selling, general and administrative expenses adjustments (b)	0.03	0.03	0.07	(0.02)
Restructuring and other costs (c)	0.22	0.08	0.98	0.15
Amortization of acquisition-related intangible assets	1.50	1.50	4.57	4.56
Other income/expense adjustments (d)	(0.02)	0.04	0.09	0.41
Provision for income taxes adjustments (e)	(0.49)	(0.60)	(1.38)	(1.35)
Equity in earnings/losses of unconsolidated entities	0.04	0.18	0.15	0.36
Noncontrolling interests adjustments (f)	(0.05)	0.00	(0.05)	0.00
Adjusted EPS (non-GAAP measure)	$5.69	$5.08	$15.87	$17.84

THERMO FISHER SCIENTIFIC INC.

	Three months ended		Nine months ended
	September 30,	October 1,	September 30,	October 1,
(Dollars in millions except per share amounts)	2023	2022	2023	2022

Reconciliation of free cash flow
GAAP net cash provided by operating activities	$2,414	$1,937	$4,683	$5,667
Purchases of property, plant and equipment	(332)	(547)	(1,074)	(1,693)
Proceeds from sale of property, plant and equipment	66	4	76	18
Free cash flow (non-GAAP measure)	$2,148	$1,394	$3,685	$3,992
(a) Adjusted results in 2023 and in 2022 exclude charges for the sale of inventories revalued at the date of acquisition and charges for inventory write-downs associated with large-scale abandonment of product lines. Adjusted results in the third quarter and first nine months of 2023 also exclude $5 million and $10 million, respectively, of accelerated depreciation on manufacturing assets to be abandoned due to facility consolidations.
(b) Adjusted results in 2023 and 2022 exclude certain third-party expenses, principally transaction/integration costs related to recent acquisitions, charges/credits for changes in estimates of contingent acquisition consideration, and charges associated with product liability litigation.
(c) Adjusted results in 2023 and 2022 exclude restructuring and other costs consisting principally of severance, impairments of long-lived assets, abandoned facility and other expenses of headcount reductions and real estate consolidations. Adjusted results in the third quarter of 2023 also exclude $5 million of net gains on the sale of real estate. Adjusted results in the first nine months of 2023 also exclude $26 million of contract termination costs associated with facility closures, $18 million of net charges for pre-acquisition litigation and other matters, and $8 million of net gains on the sale of real estate.
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
(f) Adjusted results exclude the incremental impacts for the reconciling items between GAAP and adjusted net income attributable to noncontrolling interests.
Critical Accounting Policies and Estimates
Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements of the company’s Annual Report on Form 10-K for 2022 describe the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no significant changes in the company’s critical accounting policies during the first nine months of 2023.
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

THERMO FISHER SCIENTIFIC INC.
Changes in Internal Control over Financial Reporting
There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended September 30, 2023, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
There was no share repurchase activity for the company's third quarter of 2023. On November 10, 2022, the Board of Directors authorized the repurchase of up to $4.00 billion of the company’s common stock. At September 30, 2023, $1.00 billion was available for future repurchases of the company’s common stock under this authorization.
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

Date:	November 3, 2023	THERMO FISHER SCIENTIFIC INC.

/s/ Stephen Williamson
Stephen Williamson
Senior Vice President and Chief Financial Officer

/s/ Joseph R. Holmes
Joseph R. Holmes
Vice President and Chief Accounting Officer