Form 10-Q
period 2024-03-30
THERMO FISHER SCIENTIFIC INC.
filed 2024-05-03
CIK 97745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 30, 2024 or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒                                              Accelerated filer ☐                                       Non-accelerated filer ☐
Smaller reporting company ☐                                      Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of March 30, 2024, the Registrant had 381,716,323 shares of Common Stock outstanding.

THERMO FISHER SCIENTIFIC INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 30, 2024

THERMO FISHER SCIENTIFIC INC.

PART I    FINANCIAL INFORMATION
Item 1.    Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 30,	December 31,
(In millions except share and per share amounts)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$5,499	$8,077
Short-term investments	1,751	3
Accounts receivable, less allowances of $197 and $193	7,931	8,221
Inventories	5,133	5,088
Contract assets, net	1,422	1,443
Other current assets	1,904	1,757
Total current assets	23,640	24,589
Property, plant and equipment, net	9,324	9,448
Acquisition-related intangible assets, net	16,048	16,670
Other assets	4,241	3,999
Goodwill	43,843	44,020
Total assets	$97,095	$98,726

Liabilities, redeemable noncontrolling interest and equity
Current liabilities:
Short-term obligations and current maturities of long-term obligations	$4,451	$3,609
Accounts payable	2,555	2,872
Accrued payroll and employee benefits	1,314	1,596
Contract liabilities	2,632	2,689
Other accrued expenses	2,985	3,246
Total current liabilities	13,937	14,012
Deferred income taxes	1,811	1,922
Other long-term liabilities	4,567	4,642
Long-term obligations	31,157	31,308
Redeemable noncontrolling interest	119	118
Equity:
Thermo Fisher Scientific Inc. shareholders’ equity:
Preferred stock, $100 par value, 50,000 shares authorized; none issued	—	—
Common stock, $1 par value, 1,200,000,000 shares authorized; 442,822,699 and 442,188,634 shares issued	443	442
Capital in excess of par value	17,482	17,286
Retained earnings	48,542	47,364
Treasury stock at cost, 61,106,376 and 55,541,290 shares	(18,186)	(15,133)
Accumulated other comprehensive income/(loss)	(2,764)	(3,224)
Total Thermo Fisher Scientific Inc. shareholders’ equity	45,516	46,735
Noncontrolling interests	(12)	(11)
Total equity	45,504	46,724
Total liabilities, redeemable noncontrolling interest and equity	$97,095	$98,726
The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended
	March 30,	April 1,
(In millions except per share amounts)	2024	2023
Revenues
Product revenues	$5,955	$6,404
Service revenues	4,390	4,306
Total revenues	10,345	10,710

Costs and operating expenses:
Cost of product revenues	2,939	3,337
Cost of service revenues	3,201	3,233
Selling, general and administrative expenses	2,183	2,119
Research and development expenses	331	346
Restructuring and other costs	29	112
Total costs and operating expenses	8,682	9,147
Operating income	1,663	1,563
Interest income	279	146
Interest expense	(363)	(300)
Other income/(expense)	10	(46)
Income before income taxes	1,589	1,363
Provision for income taxes	(281)	(46)
Equity in earnings/(losses) of unconsolidated entities	23	(25)
Net income	1,331	1,292
Less: net income/(losses) attributable to noncontrolling interests and redeemable noncontrolling interest	4	3
Net income attributable to Thermo Fisher Scientific Inc.	$1,328	$1,289

Earnings per share attributable to Thermo Fisher Scientific Inc.
Basic	$3.47	$3.34
Diluted	$3.46	$3.32

Weighted average shares
Basic	382	386
Diluted	384	388

The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended
	March 30,	April 1,
(In millions)	2024	2023
Comprehensive income
Net income	$1,331	$1,292
Other comprehensive income/(loss):
Currency translation adjustment:
Currency translation adjustment (net of tax provision (benefit) of $166 and $(36))	456	44
Unrealized gains/(losses) on available-for-sale debt securities
Unrealized holding losses arising during the period (net of tax (provision) benefit of $0 and $0)	(1)	—
Unrealized gains/(losses) on hedging instruments:
Reclassification adjustment for losses included in net income (net of tax (provision) benefit of $0 and $1)	1	3
Pension and other postretirement benefit liability adjustments:
Pension and other postretirement benefit liability adjustments arising during the period (net of tax (provision) benefit of $0 and $(1))	1	1
Total other comprehensive income/(loss)	457	48
Comprehensive income	1,788	1,340
Less: comprehensive income/(loss) attributable to noncontrolling interests and redeemable noncontrolling interest	1	6
Comprehensive income attributable to Thermo Fisher Scientific Inc.	$1,787	$1,334

The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 30,	April 1,
(In millions)	2024	2023
Operating activities
Net income	$1,331	$1,292
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	285	253
Amortization of acquisition-related intangible assets	551	606
Change in deferred income taxes	(253)	(146)
Stock-based compensation	70	76
Other non-cash expenses, net	53	181
Changes in assets and liabilities, excluding the effects of acquisitions	(787)	(1,533)
Net cash provided by operating activities	1,251	729

Investing activities
Purchases of property, plant and equipment	(347)	(458)
Proceeds from sale of property, plant and equipment	4	6
Proceeds from cross-currency interest rate swap interest settlements	64	2
Acquisitions, net of cash acquired	—	(2,704)
Purchases of investments	(1,758)	(2)
Other investing activities, net	7	14
Net cash used in investing activities	(2,030)	(3,142)

Financing activities
Net proceeds from issuance of debt	1,205	—
Proceeds from issuance of commercial paper	—	1,027
Repayments of commercial paper	—	(523)
Purchases of company common stock	(3,000)	(3,000)
Dividends paid	(135)	(117)
Other financing activities, net	110	20
Net cash used in financing activities	(1,821)	(2,593)

Exchange rate effect on cash	22	(31)
Decrease in cash, cash equivalents and restricted cash	(2,578)	(5,037)
Cash, cash equivalents and restricted cash at beginning of period	8,097	8,537
Cash, cash equivalents and restricted cash at end of period	$5,519	$3,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
(Unaudited)

	Redeemable Noncontrolling Interest	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Total Thermo Fisher Scientific Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
(In millions)		Shares	Amount			Shares	Amount

		Three months ended March 30, 2024
Balance at December 31, 2023	$118	442	$442	$17,286	$47,364	56	$(15,133)	$(3,224)	$46,735	$(11)	$46,724
Issuance of shares under stock plans	—	1	1	126	—	—	(24)	—	103	—	103
Stock-based compensation	—	—	—	70	—	—	—	—	70	—	70
Purchases of company common stock	—	—	—	—	—	6	(3,000)	—	(3,000)	—	(3,000)
Dividends declared ($0.39 per share)	—	—	—	—	(149)	—	—	—	(149)	—	(149)
Net income/(loss)	4	—	—	—	1,328	—	—	—	1,328	—	1,328
Other comprehensive items	(3)	—	—	—	—	—	—	460	460	—	460
Contributions from (distributions to) noncontrolling interest	—	—	—	—	—	—	—	—	—	(1)	(1)
Excise tax from stock repurchases	—	—	—	—	—	—	(29)	—	(29)	—	(29)
Balance at March 30, 2024	$119	443	$443	$17,482	$48,542	61	$(18,186)	$(2,764)	$45,516	$(12)	$45,504

		Three months ended April 1, 2023
Balance at December 31, 2022	$116	441	$441	$16,743	$41,910	50	$(12,017)	$(3,099)	$43,978	$54	$44,032
Issuance of shares under stock plans	—	—	—	70	—	—	(36)	—	34	—	34
Stock-based compensation	—	—	—	76	—	—	—	—	76	—	76
Purchases of company common stock	—	—	—	—	—	5	(3,000)	—	(3,000)	—	(3,000)
Dividends declared ($0.35 per share)	—	—	—	—	(135)	—	—	—	(135)	—	(135)
Net income/(loss)	4	—	—	—	1,289	—	—	—	1,289	(1)	1,288
Other comprehensive items	3	—	—	—	—	—	—	45	45	—	45
Excise tax from stock repurchases	—	—	—	—	—	—	(30)	—	(30)	—	(30)
Balance at April 1, 2023	$123	441	$441	$16,889	$43,064	55	$(15,083)	$(3,054)	$42,257	$53	$42,310

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
Interim Financial Statements
The interim condensed consolidated financial statements presented herein have been prepared by the company, are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at March 30, 2024, the results of operations for the three-month periods ended March 30, 2024 and April 1, 2023, and the cash flows for the three-month periods ended March 30, 2024 and April 1, 2023. Interim results are not necessarily indicative of results for a full year.
The condensed consolidated balance sheet presented as of December 31, 2023 has been derived from the audited consolidated financial statements as of that date. The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain all information that is included in the annual financial statements and notes thereto of the company. The condensed consolidated financial statements and notes included in this report should be read in conjunction with the 2023 financial statements and notes included in the company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC). Certain reclassifications of prior year amounts have been made to conform to the current year presentation.
Note 1 to the consolidated financial statements for 2023 describes the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no material changes in the company’s significant accounting policies during the three months ended March 30, 2024.
Amounts and percentages reported within these condensed consolidated financial statements are presented and calculated based on underlying unrounded amounts. As a result, the sum of components may not equal corresponding totals due to rounding.
Inventories
The components of inventories are as follows:

(In millions)	March 30, 2024	December 31, 2023
Raw materials	$2,038	$2,057
Work in process	787	705
Finished goods	2,308	2,326
Inventories	$5,133	$5,088
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Standard	Description	Required adoption timing and approach	Impact of adoption or other significant matters
Standards recently adopted
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
		Some aspects adopted in 2023 using a retrospective method and will adopt other aspects in 2024 annual report using a prospective method	Not material
Standards not yet adopted
ASU No. 2023-07, Segment Reporting (Topic 280): Improving Reportable Segment Disclosures	Among other things, new guidance to disclose significant segment expenses and other items by reportable segment as well as information about the chief operating decision maker.	2024 annual report and interim periods thereafter using a retrospective method	Will increase disclosures in Note 4
ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	Among other things, new guidance to disclose additional information about the tax rate reconciliation and income taxes paid.	2025 annual report and interim periods thereafter using a prospective or retrospective method	Will increase disclosures in Note 5
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Note 3.    Revenues and Contract-related Balances
Disaggregated Revenues
Revenues by type are as follows:

	Three months ended
(In millions)	March 30, 2024	April 1, 2023
Revenues
Consumables	$4,328	$4,506
Instruments	1,627	1,898
Services	4,390	4,306
Consolidated revenues	$10,345	$10,710
Revenues by geographic region based on customer location are as follows:

	Three months ended
(In millions)	March 30, 2024	April 1, 2023
Revenues
North America	$5,519	$5,778
Europe	2,619	2,601
Asia-Pacific	1,861	1,986
Other regions	346	345
Consolidated revenues	$10,345	$10,710
Each reportable segment earns revenues from consumables, instruments and services in North America, Europe, Asia-Pacific and other regions. See Note 4 for revenues by reportable segment and other geographic data.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Remaining Performance Obligations
The aggregate amount of the transaction price allocated to the remaining performance obligations for all open customer contracts as of March 30, 2024 was $26.37 billion. The company will recognize revenues for these performance obligations as they are satisfied, approximately 51% of which is expected to occur within the next twelve months. Amounts expected to occur thereafter generally relate to contract manufacturing, clinical research and extended warranty service agreements, which typically have durations of three to five years.
Contract-related Balances
Noncurrent contract assets and noncurrent contract liabilities are included within other assets and other long-term liabilities in the accompanying balance sheet, respectively. Contract asset and liability balances are as follows:

(In millions)	March 30, 2024	December 31, 2023
Current contract assets, net	$1,422	$1,443
Noncurrent contract assets, net	9	4
Current contract liabilities	2,632	2,689
Noncurrent contract liabilities	1,427	1,499
In the three months ended March 30, 2024, the company recognized revenues of $1.32 billion that were included in the contract liabilities balance at December 31, 2023. In the three months ended April 1, 2023, the company recognized revenues of $1.30 billion that were included in the contract liabilities balance at December 31, 2022.
Note 4.    Business Segment and Geographical Information
Business Segment Information

	Three months ended
	March 30,	April 1,
(In millions)	2024	2023
Revenues
Life Sciences Solutions	$2,285	$2,612
Analytical Instruments	1,687	1,723
Specialty Diagnostics	1,109	1,108
Laboratory Products and Biopharma Services	5,723	5,763
Eliminations	(460)	(496)
Consolidated revenues	10,345	10,710

Segment Income
Life Sciences Solutions	840	836
Analytical Instruments	400	421
Specialty Diagnostics	294	280
Laboratory Products and Biopharma Services	744	793
Subtotal reportable segments	2,278	2,330
Cost of revenues adjustments	(15)	(41)
Selling, general and administrative expenses adjustments	(19)	(8)
Restructuring and other costs	(29)	(112)
Amortization of acquisition-related intangible assets	(551)	(606)
Consolidated operating income	1,663	1,563
Interest income	279	146
Interest expense	(363)	(300)
Other income/(expense)	10	(46)
Consolidated income before taxes	$1,589	$1,363
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Geographical Information
Revenues by country based on customer location are as follows:

	Three months ended
(In millions)	March 30, 2024	April 1, 2023
Revenues
United States	$5,322	$5,587
Other	5,023	5,123
Consolidated revenues	$10,345	$10,710
Note 5.    Income Taxes
The provision for income taxes in the accompanying statements of income differs from the provision calculated by applying the statutory federal income tax rate to income before provision for income taxes due to the following:

	Three months ended
(In millions)	March 30, 2024	April 1, 2023
Statutory federal income tax rate	21%	21%
Provision for income taxes at statutory rate	$334	$286
Increases (decreases) resulting from:
Foreign rate differential	(38)	(52)
Income tax credits	(89)	(83)
Global intangible low-taxed income	12	12
Foreign-derived intangible income	(22)	(23)
Excess tax benefits from stock options and restricted stock units	(33)	(27)
Provision for (reversal of) tax reserves, net	185	9
Intra-entity transfers	(102)	(144)
Provision for (reversal of) valuation allowances, net	47	67
Withholding taxes	4	5
Tax return reassessments and settlements	(29)	(3)
State income taxes, net of federal tax	19	24
Other, net	(6)	(25)
Provision for income taxes	$281	$46
During the first quarter of 2024, the company recorded a tax reserve and associated interest of $240 million related to the potential settlement of international tax audits for tax years 2009 through 2016.
The company has operations and a taxable presence in approximately 70 countries outside the U.S. The company's effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate.
Unrecognized Tax Benefits
As of March 30, 2024 the company had $0.69 billion of unrecognized tax benefits substantially all of which, if recognized, would reduce the effective tax rate. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(In millions)	2024
Balance at beginning of year	$540
Additions for tax positions of prior years	195
Reductions for tax positions of prior years	(42)
Balance at end of period	$693

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6.    Earnings per Share

	Three months ended
	March 30,	April 1,
(In millions except per share amounts)	2024	2023
Net income attributable to Thermo Fisher Scientific Inc.	$1,328	$1,289

Basic weighted average shares	382	386
Plus effect of: stock options and restricted stock units	2	2
Diluted weighted average shares	384	388

Basic earnings per share	$3.47	$3.34
Diluted earnings per share	$3.46	$3.32

Antidilutive stock options excluded from diluted weighted average shares	2	2
Note 7.    Debt and Other Financing Arrangements

	Effective interest rate at March 30,	March 30,	December 31,
(Dollars in millions)	2024	2024	2023

0.75% 8-Year Senior Notes, Due 9/12/2024 (euro-denominated)	0.93%	1,079	1,104
1.215% 3-Year Senior Notes, Due 10/18/2024	1.42%	2,500	2,500
0.125% 5.5-Year Senior Notes, Due 3/1/2025 (euro-denominated)	0.40%	863	883
2.00% 10-Year Senior Notes, Due 4/15/2025 (euro-denominated)	2.10%	691	706
0.853% 3-Year Senior Notes, Due 10/20/2025 (Japanese yen-denominated)	1.05%	147	158
0.000% 4-Year Senior Notes, Due 11/18/2025 (euro-denominated)	0.15%	593	607
3.20% 3-Year Senior Notes, Due 1/21/2026 (euro-denominated)	3.38%	540	552
1.40% 8.5-Year Senior Notes, Due 1/23/2026 (euro-denominated)	1.52%	755	773
4.953% 3-Year Senior Notes, Due 8/10/2026	5.19%	600	600
5.000% 3-Year Senior Notes, Due 12/5/2026	5.25%	1,000	1,000
1.45% 10-Year Senior Notes, Due 3/16/2027 (euro-denominated)	1.65%	540	552
1.75% 7-Year Senior Notes, Due 4/15/2027 (euro-denominated)	1.96%	647	662
1.054% 5-Year Senior Notes, Due 10/20/2027 (Japanese yen-denominated)	1.18%	191	205
4.80% 5-Year Senior Notes, Due 11/21/2027	5.00%	600	600
0.50% 8.5-Year Senior Notes, Due 3/1/2028 (euro-denominated)	0.77%	863	883
1.6525% 4-Year Senior Notes, Due 3/7/2028 (Swiss franc-denominated)	1.77%	366	—
0.77% 5-Year Senior Notes, Due 9/6/2028 (Japanese yen-denominated)	0.90%	192	206
1.375% 12-Year Senior Notes, Due 9/12/2028 (euro-denominated)	1.46%	647	662
1.75% 7-Year Senior Notes, Due 10/15/2028	1.89%	700	700
5.000% 5-Year Senior Notes, Due 1/31/2029	5.24%	1,000	1,000
1.95% 12-Year Senior Notes, Due 7/24/2029 (euro-denominated)	2.07%	755	773
2.60% 10-Year Senior Notes, Due 10/1/2029	2.74%	900	900
1.279% 7-Year Senior Notes, Due 10/19/2029 (Japanese yen-denominated)	1.44%	31	33
4.977% 7-Year Senior Notes, Due 8/10/2030	5.12%	750	750
0.80% 9-Year Senior Notes, Due 10/18/2030 (euro-denominated)	0.88%	1,888	1,932
0.875% 12-Year Senior Notes, Due 10/1/2031 (euro-denominated)	1.13%	971	993
2.00% 10-Year Senior Notes, Due 10/15/2031	2.23%	1,200	1,200
1.840% 8-Year Senior Notes, Due 3/8/2032 (Swiss franc-denominated)	1.91%	460	—
2.375% 12-Year Senior Notes, Due 4/15/2032 (euro-denominated)	2.54%	647	662
1.49% 10-Year Senior Notes, Due 10/20/2032 (Japanese yen-denominated)	1.60%	42	45

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Effective interest rate at March 30,	March 30,	December 31,
(Dollars in millions)	2024	2024	2023

4.95% 10-Year Senior Notes, Due 11/21/2032	5.09%	600	600
5.086% 10-Year Senior Notes, Due 8/10/2033	5.20%	1,000	1,000
1.125% 12-Year Senior Notes, Due 10/18/2033 (euro-denominated)	1.20%	1,619	1,656
5.200% 10-Year Senior Notes, Due 1/31/2034	5.34%	500	500
3.65% 12-Year Senior Notes, Due 11/21/2034 (euro-denominated)	3.76%	809	828
1.50% 12-Year Senior Notes, Due 9/6/2035 (Japanese yen-denominated)	1.58%	142	152
2.0375% 12-Year Senior Notes, Due 3/7/2036 (Swiss franc-denominated)	2.09%	361	—
2.875% 20-Year Senior Notes, Due 7/24/2037 (euro-denominated)	2.94%	755	773
1.50% 20-Year Senior Notes, Due 10/1/2039 (euro-denominated)	1.73%	971	993
2.80% 20-Year Senior Notes, Due 10/15/2041	2.90%	1,200	1,200
1.625% 20-Year Senior Notes, Due 10/18/2041 (euro-denominated)	1.77%	1,349	1,380
2.069% 20-Year Senior Notes, Due 10/20/2042 (Japanese yen-denominated)	2.13%	97	104
5.404% 20-Year Senior Notes, Due 8/10/2043	5.50%	600	600
2.02% 20-Year Senior Notes, Due 9/6/2043 (Japanese yen-denominated)	2.06%	192	206
5.30% 30-Year Senior Notes, Due 2/1/2044	5.37%	400	400
4.10% 30-Year Senior Notes, Due 8/15/2047	4.23%	750	750
1.875% 30-Year Senior Notes, Due 10/1/2049 (euro-denominated)	1.98%	1,079	1,104
2.00% 30-Year Senior Notes, Due 10/18/2051 (euro-denominated)	2.07%	809	828
2.382% 30-Year Senior Notes, Due 10/18/2052 (Japanese yen-denominated)	2.43%	220	236
Other		75	77
Total borrowings at par value		35,687	35,028
Unamortized discount		(108)	(113)
Unamortized debt issuance costs		(186)	(188)
Total borrowings at carrying value		35,393	34,727
Finance lease liabilities		215	190
Less: Short-term obligations and current maturities		4,451	3,609
Long-term obligations		$31,157	$31,308

The effective interest rates for the fixed-rate debt include the stated interest on the notes, the accretion of any discounts/premiums and the amortization of any debt issuance costs.
See Note 10 for fair value information pertaining to the company’s long-term borrowings.
Credit Facilities
The company has a revolving credit facility (the Facility) with a bank group that provides for up to $5.00 billion of unsecured multi-currency revolving credit. The Facility expires on January 7, 2027. The revolving credit agreement calls for interest at either a Term Secured Overnight Financing Rate (SOFR), a Euro Interbank Offered Rate (EURIBOR)-based rate (for funds drawn in euro), or a rate based on the prime lending rate of the agent bank, at the company’s option. The agreement contains affirmative, negative and financial covenants, and events of default customary for facilities of this type. The covenants in the Facility include a Consolidated Net Interest Coverage Ratio (Consolidated EBITDA to Consolidated Net Interest Expense), as such terms are defined in the Facility. Specifically, the company has agreed that, so long as any lender has any commitment under the Facility, any letter of credit is outstanding under the Facility, or any loan or other obligation is outstanding under the Facility, it will maintain a minimum Consolidated Net Interest Coverage Ratio of 3.5:1.0 as of the last day of any fiscal quarter. As of March 30, 2024, no borrowings were outstanding under the Facility, although available capacity was reduced by immaterial outstanding letters of credit.

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
Senior Notes
Interest is payable annually on the euro and Swiss franc-denominated fixed rate senior notes and semi-annually on all other senior notes. Each of the U.S. dollar and euro-denominated fixed rate senior notes and Japanese yen-denominated private placement notes may be redeemed at a redemption price of 100% of the principal amount plus a specified make-whole premium and accrued interest, together with swap breakage costs payable to holders of Japanese yen-denominated private placement notes who have entered into cross-currency swap agreements. The company is subject to certain affirmative and negative covenants under the indentures and note purchase agreement governing the senior notes, the most restrictive of which limits the ability of the company to pledge certain property and assets as security under borrowing arrangements. The company was in compliance with all covenants related to its senior notes at March 30, 2024.
Thermo Fisher Scientific (Finance I) B.V. (Thermo Fisher International), a wholly-owned finance subsidiary of the company, issued each of the following notes outstanding as of March 30, 2024, included in the table above (collectively, the “Euronotes”) in registered public offerings: the 0.00% Senior Notes due 2025, the 0.80% Senior Notes due 2030, the 1.125% Senior Notes due 2033, the 1.625% Senior Notes due 2041, and the 2.00% Senior Notes due 2051. The company has fully and unconditionally guaranteed all of Thermo Fisher International’s obligations under the Euronotes and all of Thermo Fisher International’s other debt securities, and no other subsidiary of the company will guarantee these obligations. Thermo Fisher International is a “finance subsidiary” as defined in Rule 13-01(a)(4)(vi) of the Exchange Act, with no assets or operations other than those related to the issuance, administration and repayment of the Euronotes and other debt securities issued by Thermo Fisher International from time to time. The financial condition, results of operations and cash flows of Thermo Fisher International are consolidated in the financial statements of the company.
Note 8.    Commitments and Contingencies
Environmental Matters
The company is currently involved in various stages of investigation and remediation related to environmental matters. The company cannot predict all potential costs related to environmental remediation matters and the possible impact on future operations given the uncertainties regarding the extent of the required cleanup, the complexity and interpretation of applicable laws and regulations, the varying costs of alternative cleanup methods and the extent of the company’s responsibility. Expenses for environmental remediation matters related to the costs of installing, operating and maintaining groundwater-treatment systems and other remedial activities related to historical environmental contamination at the company’s domestic and international facilities were not material in any period presented. At March 30, 2024, there have been no material changes to the accruals for pending environmental-related matters disclosed in the company’s 2023 financial statements and notes included in the company’s Annual Report on Form 10-K. While management believes the accruals for environmental remediation are adequate based on current estimates of remediation costs, the company may be subject to additional remedial or compliance costs due to future events such as changes in existing laws and regulations, changes in agency direction or enforcement policies, developments in remediation technologies or changes in the conduct of the company’s operations, which could have a material adverse effect on the company’s financial position, results of operations and cash flows.
Litigation and Related Contingencies
The company is involved in various disputes, governmental and/or regulatory inspections, inquiries, investigations and proceedings, and litigation matters that arise from time to time in the ordinary course of business. The disputes and litigation matters include product liability, intellectual property, employment and commercial issues. Due to the inherent uncertainties associated with pending litigation or claims, the company cannot predict the outcome, nor, with respect to certain pending litigation or claims where no liability has been accrued, make a meaningful estimate of the reasonably possible loss or range of loss that could result from an unfavorable outcome. The company has no material accruals for pending litigation or claims for which accrual amounts are not disclosed in the company’s 2023 financial statements and notes included in the company’s Annual Report on Form 10-K, nor are material losses deemed probable for such matters. It is reasonably possible, however, that

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
an unfavorable outcome that exceeds the company’s current accrual estimate, if any, for one or more such matters could have a material adverse effect on the company’s results of operations, financial position and cash flows.
Product Liability, Workers Compensation and Other Personal Injury Matters
The company is involved in various proceedings and litigation that arise from time to time in connection with product liability, workers compensation and other personal injury matters. At March 30, 2024, there have been no material changes to the accruals for pending product liability, workers compensation, and other personal injury matters disclosed in the company’s 2023 financial statements and notes included in the company’s Annual Report on Form 10-K. Although the company believes that the amounts accrued and estimated insurance recoveries are probable and appropriate based on available information, including actuarial studies of loss estimates, the process of estimating losses and insurance recoveries involves a considerable degree of judgment by management and the ultimate amounts could vary, which could have a material adverse effect on the company’s results of operations, financial position, and cash flows. Insurance contracts do not relieve the company of its primary obligation with respect to any losses incurred. The collectability of amounts due from its insurers is subject to the solvency and willingness of the insurer to pay, as well as the legal sufficiency of the insurance claims. Management monitors the payment history as well as the financial condition and ratings of its insurers on an ongoing basis.
Note 9.    Comprehensive Income/(Loss) and Shareholders' Equity
Comprehensive Income/(Loss)
Changes in each component of accumulated other comprehensive income/(loss), net of tax, are as follows:

(In millions)	Currency translation adjustment	Unrealized gains/(losses) on available-for-sale debt securities	Unrealized gains/(losses) on hedging instruments	Pension and other postretirement benefit liability adjustment	Total
Balance at December 31, 2023	$(2,941)	$—	$(28)	$(255)	$(3,224)
Other comprehensive income/(loss) before reclassifications	456	(1)	—	1	456
Amounts reclassified from accumulated other comprehensive income/(loss)	3	—	1	—	4
Net other comprehensive income/(loss)	459	(1)	1	1	460
Balance at March 30, 2024	$(2,482)	$(1)	$(27)	$(254)	$(2,764)
Note 10.    Fair Value Measurements and Fair Value of Financial Instruments
Fair Value Measurements
The following tables present information about the company’s financial assets and liabilities measured at fair value on a recurring basis:

	March 30,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
(In millions)	2024	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$2,692	$2,692	$—	$—
Bank time deposits	1,751	1,751	—	—
Investments	21	21	—	—
Insurance contracts	221	—	221	—
Derivative contracts	220	—	220	—
Total assets	$4,904	$4,464	$440	$—

Liabilities
Derivative contracts	$57	$—	$57	$—
Contingent consideration	83	—	—	83
Total liabilities	$141	$—	$57	$83

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
(In millions)	2023	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$5,021	$5,021	$—	$—
Bank time deposits	3	3	—	—
Investments	20	20	—	—
Insurance contracts	210	—	210	—
Derivative contracts	8	—	8	—
Total assets	$5,262	$5,044	$218	$—

Liabilities
Derivative contracts	$290	$—	$290	$—
Contingent consideration	87	—	—	87
Total liabilities	$377	$—	$290	$87
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
In the three months ended March 30, 2024 and April 1, 2023, the company recorded $10 million and $(44) million, respectively, of net gains/(losses) on investments, which are included in other income/(expense) in the accompanying statements of income.
The following table provides a rollforward of the fair value, as determined by level 3 inputs (such as likelihood of achieving production or revenue milestones, as well as changes in the fair values of the investments underlying a recapitalization investment portfolio), of the contingent consideration.

	Three months ended
	March 30,	April 1,
(In millions)	2024	2023
Contingent consideration
Beginning balance	$87	$174
Payments	(2)	(15)
Changes in fair value included in earnings	(2)	(23)
Ending balance	$83	$136
Derivative Contracts
The following table provides the aggregate notional value of outstanding derivative contracts.

(In millions)	March 30, 2024	December 31, 2023
Cross-currency interest rate swaps designated as net investment hedge - euro	$1,000	$1,000
Cross-currency interest rate swaps designated as net investment hedge - Japanese yen	4,650	4,650
Cross-currency interest rate swaps designated as net investment hedge - Swiss franc	2,500	2,500
Currency exchange contracts	1,381	1,567
While certain derivatives are subject to netting arrangements with counterparties, the company does not offset derivative assets and liabilities within the balance sheet. The following tables present the fair value of derivative instruments in the accompanying balance sheets and statements of income.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Fair value – assets		Fair value – liabilities
	March 30,	December 31,	March 30,	December 31,
(In millions)	2024	2023	2024	2023
Derivatives designated as hedging instruments
Cross-currency interest rate swaps (a)	$219	$5	$56	$287
Derivatives not designated as hedging instruments
Currency exchange contracts (b)	1	3	1	3
Total derivatives	$220	$8	$57	$290
(a)    The fair value of the cross-currency interest rate swaps is included in the accompanying balance sheet under the caption other assets or other long-term liabilities.
(b)    The fair value of the currency exchange contracts is included in the accompanying balance sheet under the captions other current assets or other accrued expenses.

	Gain (loss) recognized
	Three months ended
	March 30,	April 1,
(In millions)	2024	2023
Derivatives designated as cash flow hedges
Interest rate swaps
Amount reclassified from accumulated other comprehensive items to interest expense	$(1)	$—
Amount reclassified from accumulated other comprehensive items to other income/(expense)	—	(4)
Financial instruments designated as net investment hedges
Foreign currency-denominated debt and other payables
Included in currency translation adjustment within other comprehensive items	275	(144)
Cross-currency interest rate swaps
Included in currency translation adjustment within other comprehensive items	444	(9)
Included in interest expense	66	17
Derivatives not designated as hedging instruments
Currency exchange contracts
Included in cost of product revenues	3	(3)
Included in other income/(expense)	(6)	23
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
See Note 1 to the consolidated financial statements for 2023 included in the company’s Annual Report on Form 10-K for additional information on the company’s risk management objectives and strategies.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Fair Value of Other Financial Instruments
The carrying value and fair value of the company’s debt instruments are as follows:

	March 30, 2024		December 31, 2023
	Carrying	Fair	Carrying	Fair
(In millions)	value	value	value	value
Senior notes	$35,318	$32,587	$34,650	$32,191
Other	75	75	77	77
	$35,393	$32,662	$34,727	$32,268
The fair value of debt instruments, excluding private placement notes, was determined based on quoted market prices and on borrowing rates available to the company at the respective period ends, which represent level 2 measurements. The fair value of private placement notes was determined based on internally developed pricing models and unobservable inputs, which represent level 3 measurements.
Note 11.    Supplemental Cash Flow Information

	Three months ended
(In millions)	March 30, 2024	April 1, 2023
Non-cash investing and financing activities
Acquired but unpaid property, plant and equipment	$165	$242
Declared but unpaid dividends	150	137
Issuance of stock upon vesting of restricted stock units	63	91
Excise tax from stock repurchases	29	30
Cash, cash equivalents and restricted cash is included in the accompanying balance sheet as follows:

(In millions)	March 30, 2024	December 31, 2023
Cash and cash equivalents	$5,499	$8,077
Restricted cash included in other current assets	7	6
Restricted cash included in other assets	14	14
Cash, cash equivalents and restricted cash	$5,519	$8,097
Amounts included in restricted cash primarily represent funds held as collateral for bank guarantees and incoming cash in China awaiting government administrative clearance.
Note 12.    Restructuring and Other Costs
In the first three months of 2024, restructuring and other costs primarily included continuing charges for headcount reductions and facility consolidations in an effort to streamline operations. In 2024, severance actions associated with facility consolidations and cost reduction measures affected less than 1% of the company’s workforce.
As of May 3, 2024, the company has identified restructuring actions that will result in additional charges of approximately $75 million, primarily in 2024, and expects to identify additional actions in future periods which will be recorded when specified criteria are met, such as communication of benefit arrangements or when the costs have been incurred.
Restructuring and other costs by segment are as follows:

Three months ended
(In millions)	March 30, 2024
Life Sciences Solutions	$2
Analytical Instruments	7
Specialty Diagnostics	5
Laboratory Products and Biopharma Services	14
Corporate	1
$29

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

(In millions)	Total (a)
Balance at December 31, 2023	$60
Net restructuring charges incurred in 2024 (b)	25
Payments	(32)
Currency translation	(2)
Balance at March 30, 2024	$51
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
A number of important factors could cause the results of the company to differ materially from those indicated by such forward-looking statements, including those detailed under the caption “Risk Factors” in the company’s Annual Report on Form 10-K for the year ended December 31, 2023 (which is on file with the SEC). Important factors that could cause actual results to differ materially from those indicated by forward-looking statements include risks and uncertainties relating to: the COVID-19 pandemic; the need to develop new products and adapt to significant technological change; implementation of strategies for improving growth; general economic conditions and related uncertainties; dependence on customers’ capital spending policies and government funding policies; the effect of economic and political conditions and exchange rate fluctuations on international operations; use and protection of intellectual property; the effect of changes in governmental regulations; any natural disaster, public health crisis or other catastrophic event; and the effect of laws and regulations governing government contracts, as well as the possibility that expected benefits related to recent or pending acquisitions, including our proposed acquisition of Olink, may not materialize as expected.
The company refers to various amounts or measures not prepared in accordance with generally accepted accounting principles (non-GAAP measures). These non-GAAP measures are further described and reconciled to their most directly comparable amount or measure under the section “Non-GAAP Measures” later in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Certain amounts and percentages reported within this Quarterly Report on Form 10-Q are presented and calculated based on underlying unrounded amounts. As a result, the sum of components may not equal corresponding totals due to rounding.
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
Consolidated Results

	Three months ended
	March 30,	April 1,
(Dollars in millions except per share amounts)	2024	2023	Change
Revenues	$10,345	$10,710	(3)%
GAAP operating income	1,663	1,563	6%
GAAP operating income margin	16.1%	14.6%	1.5	pt
Adjusted operating income (non-GAAP measure)	2,278	2,330	(2)%
Adjusted operating income margin (non-GAAP measure)	22.0%	21.8%	0.2	pt
GAAP diluted earnings per share attributable to Thermo Fisher Scientific Inc.	3.46	3.32	4%
Adjusted earnings per share (non-GAAP measure)	5.11	5.03	2%

THERMO FISHER SCIENTIFIC INC.
Organic Revenue Growth

Three months ended
March 30, 2024
Revenue growth	(3)%
Impact of acquisitions	0%
Impact of currency translation	0%
Organic revenue growth (non-GAAP measure)	(4)%
Since 2020, the Life Sciences Solutions and Specialty Diagnostics segments as well as the laboratory products business have supported COVID-19 diagnostic testing. Additionally, our pharma services business has provided our pharma and biotech customers with the services they needed to develop and produce vaccines and therapies globally. Since the company’s acquisition of PPD in December 2021, the clinical research business has continued to play a leading role in supporting the clinical trials for COVID-19 vaccines and therapies. These positive impacts are expected to continue at much lower levels in 2024 as customer testing as well as therapy and vaccine demand declines. Sales of products related to COVID-19 testing were $0.03 billion and $0.14 billion in the first quarter of 2024 and 2023, respectively.
During the first quarter of 2024, revenues from pharma and biotech customers declined due to reduced demand for our products and services that support COVID-19 vaccines and therapies as well as a challenging macroeconomic environment and low economic activity in China, partially offset through strong commercial execution. Revenues in the academic and government as well as the industrial and applied markets declined due to strong shipments of analytical instruments to customers in these markets in the first quarter of 2023 as we fulfilled backlog that had been caused by pandemic-related supply chain disruptions. The diagnostics and healthcare market declined due to decreased demand for COVID-19 testing products. During the first quarter of 2024, sales growth in all major regions declined due to decreased demand for COVID-19 related products, as well as a challenging macroeconomic environment and low economic activity in China. Contributions to organic revenue during the first quarter of 2024 from the Specialty Diagnostics segment was more than offset by declines in the Life Sciences Solutions, Laboratory Products and Biopharma Services and Analytical Instruments segments.
The company continues to execute its proven growth strategy which consists of three pillars:
•High-impact innovation,
•Our trusted partner status with customers, and
•Our unparalleled commercial engine.
GAAP operating income margin and adjusted operating income margin increased in the first quarter of 2024 due primarily to exceptionally strong productivity improvements, partially offset by unfavorable business mix and strategic investments. GAAP operating income margin in the first quarter of 2023 was also impacted by restructuring and other charges incurred for headcount reductions and facility consolidations in an effort to streamline operations.
The company’s references to strategic investments generally refer to targeted spending for enhancing commercial capabilities, including expansion of geographic sales reach and e-commerce platforms, marketing initiatives, expanded service and operational infrastructure, research and development projects and other expenditures to enhance the customer experience, as well as incentive compensation and recognition for employees. The company’s references throughout this discussion to productivity improvements generally refer to improved cost efficiencies from its Practical Process Improvement (PPI) business system including reduced costs resulting from implementing continuous improvement methodologies, global sourcing initiatives, a lower cost structure following restructuring actions including headcount reductions and consolidation of facilities, and low cost region manufacturing.
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

THERMO FISHER SCIENTIFIC INC.
Segment Results
The company’s management evaluates segment operating performance using operating income before certain charges/credits as defined in Note 4 to the Consolidated Financial Statements of the company’s Annual Report on Form 10-K for 2023. Accordingly, the following segment data are reported on this basis.

	Three months ended
	March 30,	April 1,
(Dollars in millions)	2024	2023
Revenues
Life Sciences Solutions	$2,285	$2,612
Analytical Instruments	1,687	1,723
Specialty Diagnostics	1,109	1,108
Laboratory Products and Biopharma Services	5,723	5,763
Eliminations	(460)	(496)
Consolidated revenues	$10,345	$10,710
Life Sciences Solutions

	Three months ended						Organic (non-GAAP measure)
(Dollars in millions)	March 30, 2024	April 1, 2023	Total Change		Currency Translation	Acquisitions/ Divestitures
Revenues	$2,285	$2,612	(13)%		0%	0%	(12)%
Segment income	840	836	1%
Segment income margin	36.8%	32.0%	4.8	pt
The decrease in organic revenues in the first quarter of 2024 was primarily due to moderation in COVID-19 related revenue, as well as lower levels of activity in the bioproduction business. The increase in segment income margin resulted primarily from exceptionally strong productivity improvements and strong pricing realization, partially offset by unfavorable volume pull-through.
Analytical Instruments

	Three months ended						Organic (non-GAAP measure)
(Dollars in millions)	March 30, 2024	April 1, 2023	Total Change		Currency Translation	Acquisitions/ Divestitures
Revenues	$1,687	$1,723	(2)%		(1)%	0%	(1)%
Segment income	400	421	(5)%
Segment income margin	23.7%	24.4%	(0.7)	pt
The decrease in organic revenues in the first quarter of 2024 was primarily due to the impact of strong instrument shipments in the first quarter of 2023, largely offset by very strong growth in the electron microscopy business. The decrease in segment income margin resulted primarily from unfavorable business mix and strategic investments, partially offset by strong productivity improvements.
Specialty Diagnostics

	Three months ended						Organic (non-GAAP measure)
(Dollars in millions)	March 30, 2024	April 1, 2023	Total Change		Currency Translation	Acquisitions/ Divestitures
Revenues	$1,109	$1,108	0%		0%	0%	0%
Segment income	294	280	5%
Segment income margin	26.5%	25.3%	1.2	pt
Organic revenues in the first quarter of 2024 were flat when compared to the first quarter of 2023, with strong underlying growth in the transplant diagnostics, immunodiagnostics, and healthcare market channel businesses, offset by decreased demand for products addressing diagnosis of COVID-19. The increase in segment income margin was due to favorable business mix and good productivity improvements, partially offset by strategic investments.

THERMO FISHER SCIENTIFIC INC.
Laboratory Products and Biopharma Services

	Three months ended						Organic (non-GAAP measure)
(Dollars in millions)	March 30, 2024	April 1, 2023	Total Change		Currency Translation	Acquisitions/ Divestitures
Revenues	$5,723	$5,763	(1)%		0%	0%	(1)%
Segment income	744	793	(6)%
Segment income margin	13.0%	13.8%	(0.8)	pt
The decrease in organic revenues in the first quarter of 2024 was primarily due to decreased demand in COVID-19 vaccines and therapies, partially offset by strong growth in the clinical research business. The decrease in segment income margin was primarily due to unfavorable business mix and strategic investments, partially offset by strong productivity improvements.
Non-operating Items

	Three months ended
	March 30,	April 1,
(Dollars and shares in millions)	2024	2023
Net interest expense	$84	$154
GAAP other income/(expense)	10	(46)
Adjusted other income/(expense) (non-GAAP measure)	(1)	—
GAAP tax rate	17.7%	3.4%
Adjusted tax rate (non-GAAP measure)	10.5%	10.0%
Weighted average diluted shares	384	388
Net interest expense (interest expense less interest income) decreased due primarily to higher cash, and cash equivalents and short-term investments balances, as well as higher interest rates on these balances when compared to the first quarter of 2023. In the first quarter of 2024 and 2023, the company’s net interest expense was reduced by approximately $65 million and $17 million, respectively, as a result of its interest rate swap and cross-currency interest rate swap arrangements (Note 10).
GAAP other income/(expense) and adjusted other income/(expense) includes currency transaction gains/losses on non-operating monetary assets and liabilities, and net periodic pension benefit cost/income, excluding the service cost component. GAAP other income/(expense) in the first quarter of 2024 and 2023 also includes $10 million and $(43) million, respectively, of net gains/(losses) on investments.
The company’s GAAP tax rate increased in the first quarter of 2024 compared to 2023 due to $176 million of expense, net, primarily for a provision associated with a tax audit recorded in the first quarter of 2024. The company’s 2024 and 2023 GAAP and adjusted tax rates were also impacted by $102 million and $144 million, respectively, of tax benefits resulting from capital losses generated as part of intra-entity transactions (Note 5).
The effective tax rates in both 2024 and 2023 were also affected by relatively significant earnings in lower tax jurisdictions. Due primarily to the non-deductibility of intangible asset amortization for tax purposes, the company’s cash payments for income taxes are higher than its income tax expense for financial reporting purposes and are expected to total approximately $1.60 billion in 2024.
The company expects its GAAP effective tax rate in 2024 will be between 9% and 11% based on currently forecasted rates of profitability in the countries in which the company conducts business and expected generation of foreign tax credits. The effective tax rate can vary significantly from period to period as a result of discrete income tax factors and events. The company expects its adjusted tax rate will be approximately 10.5% in 2024.
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
Weighted average diluted shares decreased in 2024 compared to 2023 due to share repurchases, net of option dilution.
Liquidity and Capital Resources
The company’s proven growth strategy has enabled it to generate free cash flow as well as access the capital markets. The company deploys its capital primarily via mergers and acquisitions and secondarily via share buybacks and dividends.

THERMO FISHER SCIENTIFIC INC.

(In millions)	March 30, 2024	December 31, 2023
Cash and cash equivalents	$5,499	$8,077
Short-term investments	1,751	3
Total debt	35,608	34,917
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
As of March 30, 2024, the company’s short-term obligations and current maturities of long-term obligations totaled $4.45 billion. The company has a revolving credit facility with a bank group that provides up to $5.00 billion of unsecured multi-currency revolving credit (Note 7). If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of March 30, 2024, no borrowings were outstanding under the company’s revolving credit facility, although available capacity was reduced by immaterial outstanding letters of credit.

	Three months ended
(In millions)	March 30, 2024	April 1, 2023
Net cash provided by operating activities	$1,251	$729
Net cash used in investing activities	(2,030)	(3,142)
Net cash used in financing activities	(1,821)	(2,593)
Free cash flow (non-GAAP measure)	908	277
Operating Activities
During the first three months of 2024, cash provided by income was offset in part by investments in working capital. Changes in other assets and other liabilities used cash of $0.57 billion primarily due to the timing of payments for compensation and income taxes. Cash payments for income taxes were $0.65 billion during the first three months of 2024.
During the first three months of 2023, cash provided by income was offset in part by investments in working capital. Changes in other assets and other liabilities used cash of $1.31 billion primarily due to the timing of payments for compensation and income taxes. Cash payments for income taxes were $0.57 billion during the first three months of 2023.
Investing Activities
During the first three months of 2024, purchases of short-term investments used cash of $1.76 billion. The company’s investing activities also included purchases of $0.35 billion of property, plant and equipment for capacity and capability investments.
During the first three months of 2023, the acquisition of The Binding Site Group used cash of $2.70 billion. The company’s investing activities also included purchases of $0.46 billion of property, plant and equipment for capacity and capability investments.
The company expects that for all of 2024, expenditures for property, plant and equipment, net of disposals, will be between $1.3 billion and $1.5 billion.
Financing Activities
During the first three months of 2024, issuance of debt provided $1.20 billion of cash. The company’s financing activities also included the repurchase of $3.00 billion of the company’s common stock (5.5 million shares) and the payment of $0.14 billion in cash dividends. On November 14, 2023, the Board of Directors announced that it replaced the existing authorization to repurchase the company’s common stock, of which $1.00 billion was remaining, with a new authorization to repurchase up to $4.00 billion of the company’s common stock. All of the shares of common stock repurchased by the company during the first quarter of 2024 were under this program. At May 3, 2024, authorization remained for $1.00 billion of future repurchases of the company’s common stock.

THERMO FISHER SCIENTIFIC INC.
During the first three months of 2023, net commercial paper activity used cash of $0.50 billion. The company’s financing activities also included the repurchase of $3.00 billion of the company’s common stock (5.2 million shares) and the payment of $0.12 billion in cash dividends.
The company’s commitments for purchases of property, plant and equipment, contractual obligations and other commercial commitments, including the agreement to acquire Olink (Note 2), did not change materially subsequent to March 30, 2024.
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
We report adjusted operating income, adjusted operating margin, adjusted other income/(expense), adjusted tax rate, and adjusted EPS. We believe that the use of these non-GAAP financial measures, in addition to GAAP financial measures, helps investors to gain a better understanding of our core operating results and future prospects, consistent with how management measures and forecasts the company’s core operating performance, especially when comparing such results to previous periods, forecasts, and to the performance of our competitors. Such measures are also used by management in their financial and operating decision-making and for compensation purposes. To calculate these measures we exclude, as applicable:
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

THERMO FISHER SCIENTIFIC INC.

	Three months ended
	March 30,	April 1,
(Dollars in millions except per share amounts)	2024	2023
Reconciliation of adjusted operating income
GAAP operating income	$1,663	$1,563
Cost of revenues adjustments (a)	15	41
Selling, general and administrative expenses adjustments (b)	19	8
Restructuring and other costs (c)	29	112
Amortization of acquisition-related intangible assets	551	606
Adjusted operating income (non-GAAP measure)	$2,278	$2,330

Reconciliation of adjusted operating income margin
GAAP operating income margin	16.1%	14.6%
Cost of revenues adjustments (a)	0.1%	0.4%
Selling, general and administrative expenses adjustments (b)	0.2%	0.1%
Restructuring and other costs (c)	0.3%	1.0%
Amortization of acquisition-related intangible assets	5.3%	5.7%
Adjusted operating income margin (non-GAAP measure)	22.0%	21.8%

Reconciliation of adjusted other income/(expense)
GAAP other income/(expense)	$10	$(46)
Adjustments (d)	(11)	46
Adjusted other income/(expense) (non-GAAP measure)	$(1)	$—

Reconciliation of adjusted tax rate
GAAP tax rate	17.7%	3.4%
Adjustments (e)	(7.2)%	6.6%
Adjusted tax rate (non-GAAP measure)	10.5%	10.0%

Reconciliation of adjusted earnings per share
GAAP diluted earnings per share (EPS) attributable to Thermo Fisher Scientific Inc.	$3.46	$3.32
Cost of revenues adjustments (a)	0.04	0.10
Selling, general and administrative expenses adjustments (b)	0.05	0.02
Restructuring and other costs (c)	0.08	0.29
Amortization of acquisition-related intangible assets	1.44	1.56
Other income/expense adjustments (d)	(0.03)	0.12
Provision for income taxes adjustments (e)	0.13	(0.44)
Equity in earnings/losses of unconsolidated entities	(0.06)	0.06
Adjusted EPS (non-GAAP measure)	$5.11	$5.03

Reconciliation of free cash flow
GAAP net cash provided by operating activities	$1,251	$729
Purchases of property, plant and equipment	(347)	(458)
Proceeds from sale of property, plant and equipment	4	6
Free cash flow (non-GAAP measure)	$908	$277
(a) Adjusted results in 2024 and 2023 exclude charges for inventory write-downs associated with large-scale abandonment of product lines. Adjusted results in 2023 exclude $10 million of charges for the sale of inventory revalued at the date of acquisition.
(b) Adjusted results in 2024 and 2023 exclude certain third-party expenses, principally transaction/integration costs related to recent acquisitions, and charges/credits for changes in estimates of contingent acquisition consideration.
(c) Adjusted results in 2024 and 2023 exclude restructuring and other costs consisting principally of severance, impairments of long-lived assets, abandoned facilities, and other expenses of headcount reductions and real estate consolidations. Adjusted results in 2023 also exclude $18 million of net charges for pre-acquisition litigation and other matters.
(d) Adjusted results in 2024 and 2023 exclude net gains/losses on investments.
(e) Adjusted results in 2024 and 2023 exclude incremental tax impacts for the reconciling items between GAAP and adjusted net income, incremental tax impacts as a result of tax rate/law changes, and the tax impacts from audit settlements.

THERMO FISHER SCIENTIFIC INC.
Critical Accounting Policies and Estimates
Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements of the company’s Annual Report on Form 10-K for 2023 describe the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no significant changes in the company’s critical accounting policies during the first three months of 2024.
Recent Accounting Pronouncements
A description of recently issued accounting standards is included under the heading “Recent Accounting Pronouncements” in Note 1.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The company’s exposure to market risk from changes in interest rates and currency exchange rates has not changed materially from its exposure discussed in the company’s Annual Report on Form 10-K for the year ended December 31, 2023.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended March 30, 2024, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.
PART II    OTHER INFORMATION
Item 1.    Legal Proceedings
There are various lawsuits and claims against the company involving product liability, intellectual property, employment and commercial issues. See Note 8 to our Condensed Consolidated Financial Statements under the heading “Commitments and Contingencies.”
Item 1A.    Risk Factors
The risks that we believe are material to our investors are discussed in the company’s Annual Report on Form 10-K for the year ended December 31, 2023 under the caption “Risk Factors,” which is on file with the SEC.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
A summary of the share repurchase activity for the company’s first quarter of 2024 follows:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum dollar amount of shares that may yet be purchased under the plans or programs (1)(2) (in millions)
Fiscal January (Jan. 1 - Feb. 3)	5,523,139	$543.17	5,523,139	$1,000
Fiscal February (Feb. 4 - Mar. 2)	—	—	—	1,000
Fiscal March (Mar. 3 - Mar. 30)	—	—	—	1,000
Total first quarter	5,523,139	$543.17	5,523,139	$1,000

THERMO FISHER SCIENTIFIC INC.
(1)    Amounts exclude excise taxes and other transaction costs.
(2)    On November 14, 2023, the Board of Directors announced that it replaced the existing authorization to repurchase the company’s common stock, of which $1.00 billion was remaining, with a new authorization to repurchase up to $4.00 billion of the company’s common stock. All of the shares of common stock repurchased by the company during the first quarter of 2024 were under this program.
Item 5.    Other Information
Director and Officer Trading Arrangements
On February 12, 2024, Stephen Williamson, our senior vice president and chief financial officer, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Williamson’s plan is for the exercise of vested stock options and the associated sale of up to 21,925 shares of company common stock through February 26, 2025. The foregoing exercises or sales will be made in accordance with the prices and formulas set forth in the plan and such plan terminates on the earlier of the date all the shares under the plan are sold and February 27, 2025.
On March 14, 2024, Gianluca Pettiti, our executive vice president, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Pettiti’s plan is for the sale of up to 1,200 shares of company common stock through April 28, 2025. The foregoing sales will be made in accordance with the prices and formulas set forth in the plan and such plan terminates on the earlier of the date all the shares under the plan are sold and April 30, 2025.
Item 6.    Exhibits

Exhibit Number	Description of Exhibit
10.1	Form of Thermo Fisher Scientific Inc.’s Performance Restricted Stock Unit Agreement effective as of February 21, 2024.*
10.2	Form of Thermo Fisher Scientific Inc.’s Restricted Stock Unit Agreement effective as of February 21, 2024.*
10.3	Form of Thermo Fisher Scientific Inc.’s Nonstatutory Stock Option Agreement effective as of February 21, 2024.*
10.4	Form of Thermo Fisher Scientific Inc.’s Performance Nonstatutory Stock Option Agreement effective as of February 21, 2024.*
10.5	Form of Thermo Fisher Scientific Inc.’s Performance Restricted Stock Unit Agreement between Thermo Fisher Scientific Inc. and Marc N. Casper effective as of February 21, 2024.*
10.6	Form of Thermo Fisher Scientific Inc.’s Nonstatutory Stock Option Agreement between Thermo Fisher Scientific Inc. and Marc N. Casper effective as of February 21, 2024.*
10.7	Form of Thermo Fisher Scientific Inc.’s Performance Nonstatutory Stock Option Agreement between Thermo Fisher Scientific Inc. and Marc N. Casper effective as of February 21, 2024.*
31.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(b) and 15d-14(b), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(b) and 15d-14(b), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Date:	May 3, 2024	THERMO FISHER SCIENTIFIC INC.

/s/ Stephen Williamson
Stephen Williamson
Senior Vice President and Chief Financial Officer

/s/ Joseph R. Holmes
Joseph R. Holmes
Vice President and Chief Accounting Officer