Form 10-Q
period 2024-06-29
THERMO FISHER SCIENTIFIC INC.
filed 2024-08-02
CIK 97745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 29, 2024 or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Large accelerated filer ☒                                              Accelerated filer ☐                                       Non-accelerated filer ☐
Smaller reporting company ☐                                      Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of June 29, 2024, the Registrant had 381,995,566 shares of Common Stock outstanding.

THERMO FISHER SCIENTIFIC INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 29, 2024

THERMO FISHER SCIENTIFIC INC.

PART I    FINANCIAL INFORMATION
Item 1.    Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 29,	December 31,
(In millions except share and per share amounts)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$7,073	$8,077
Short-term investments	1,750	3
Accounts receivable, less allowances of $202 and $193	7,943	8,221
Inventories	5,198	5,088
Contract assets, net	1,487	1,443
Other current assets	2,025	1,757
Total current assets	25,476	24,589
Property, plant and equipment, net	9,282	9,448
Acquisition-related intangible assets, net	15,519	16,670
Other assets	4,377	3,999
Goodwill	43,843	44,020
Total assets	$98,496	$98,726

Liabilities, redeemable noncontrolling interest and equity
Current liabilities:
Short-term obligations and current maturities of long-term obligations	$5,121	$3,609
Accounts payable	2,547	2,872
Accrued payroll and employee benefits	1,495	1,596
Contract liabilities	2,591	2,689
Other accrued expenses	3,019	3,246
Total current liabilities	14,772	14,012
Deferred income taxes	1,516	1,922
Other long-term liabilities	4,391	4,642
Long-term obligations	30,284	31,308
Redeemable noncontrolling interest	115	118
Equity:
Thermo Fisher Scientific Inc. shareholders’ equity:
Preferred stock, $100 par value, 50,000 shares authorized; none issued	—	—
Common stock, $1 par value, 1,200,000,000 shares authorized; 443,105,658 and 442,188,634 shares issued	443	442
Capital in excess of par value	17,649	17,286
Retained earnings	49,940	47,364
Treasury stock at cost, 61,110,092 and 55,541,290 shares	(18,187)	(15,133)
Accumulated other comprehensive income/(loss)	(2,413)	(3,224)
Total Thermo Fisher Scientific Inc. shareholders’ equity	47,432	46,735
Noncontrolling interests	(12)	(11)
Total equity	47,419	46,724
Total liabilities, redeemable noncontrolling interest and equity	$98,496	$98,726
The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Six months ended
	June 29,	July 1,	June 29,	July 1,
(In millions except per share amounts)	2024	2023	2024	2023
Revenues
Product revenues	$6,163	$6,271	$12,118	$12,675
Service revenues	4,378	4,416	8,768	8,722
Total revenues	10,541	10,687	20,886	21,397

Costs and operating expenses:
Cost of product revenues	3,080	3,278	6,019	6,615
Cost of service revenues	3,114	3,158	6,315	6,391
Selling, general and administrative expenses	2,111	2,145	4,293	4,264
Research and development expenses	339	345	670	691
Restructuring and other costs	77	183	106	295
Total costs and operating expenses	8,722	9,109	17,404	18,256
Operating income	1,820	1,578	3,483	3,141
Interest income	295	178	574	324
Interest expense	(354)	(326)	(717)	(626)
Other income/(expense)	5	—	14	(46)
Income before income taxes	1,765	1,430	3,354	2,793
Provision for income taxes	(128)	(52)	(408)	(98)
Equity in earnings/(losses) of unconsolidated entities	(84)	(16)	(61)	(41)
Net income	1,553	1,362	2,885	2,654
Less: net income/(losses) attributable to noncontrolling interests and redeemable noncontrolling interest	6	1	9	4
Net income attributable to Thermo Fisher Scientific Inc.	$1,548	$1,361	$2,875	$2,650

Earnings per share attributable to Thermo Fisher Scientific Inc.
Basic	$4.05	$3.53	$7.53	$6.86
Diluted	$4.04	$3.51	$7.50	$6.83

Weighted average shares
Basic	382	386	382	386
Diluted	383	388	383	388

The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Six months ended
	June 29,	July 1,	June 29,	July 1,
(In millions)	2024	2023	2024	2023
Comprehensive income
Net income	$1,553	$1,362	$2,885	$2,654
Other comprehensive income/(loss):
Currency translation adjustment:
Currency translation adjustment (net of tax provision (benefit) of $88, $0, $255 and $(36))	346	125	802	169
Unrealized gains/(losses) on available-for-sale debt securities
Unrealized holding losses arising during the period (net of tax (provision) benefit of $0, $0, $0 and $0)	—	—	(1)	—
Unrealized gains/(losses) on hedging instruments:
Reclassification adjustment for losses included in net income (net of tax (provision) benefit of $0, $0, $0 and $1)	1	1	1	4
Pension and other postretirement benefit liability adjustments:
Pension and other postretirement benefit liability adjustments arising during the period (net of tax (provision) benefit of $0, $1, $0 and $0)	—	(1)	1	—
Amortization of net loss included in net periodic pension cost (net of tax (provision) benefit of $0, $0, $0 and $0)	1	(2)	1	(2)
Total other comprehensive income/(loss)	348	123	805	171
Comprehensive income	1,901	1,485	3,689	2,825
Less: comprehensive income/(loss) attributable to noncontrolling interests and redeemable noncontrolling interest	3	(6)	3	—
Comprehensive income attributable to Thermo Fisher Scientific Inc.	$1,899	$1,491	$3,686	$2,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 29,	July 1,
(In millions)	2024	2023
Operating activities
Net income	$2,885	$2,654
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	562	523
Amortization of acquisition-related intangible assets	1,065	1,191
Change in deferred income taxes	(607)	(328)
Stock-based compensation	154	150
Other non-cash expenses, net	157	330
Changes in assets and liabilities, excluding the effects of acquisitions	(1,003)	(2,251)
Net cash provided by operating activities	3,211	2,269

Investing activities
Purchases of property, plant and equipment	(648)	(742)
Proceeds from sale of property, plant and equipment	20	10
Proceeds from cross-currency interest rate swap interest settlements	111	35
Acquisitions, net of cash acquired	—	(2,751)
Purchases of investments	(1,778)	(188)
Other investing activities, net	12	51
Net cash used in investing activities	(2,283)	(3,585)

Financing activities
Net proceeds from issuance of debt	1,204	—
Repayment of debt	—	(1,000)
Proceeds from issuance of commercial paper	—	1,620
Repayments of commercial paper	—	(1,441)
Purchases of company common stock	(3,000)	(3,000)
Dividends paid	(284)	(252)
Other financing activities, net	145	24
Net cash used in financing activities	(1,936)	(4,049)

Exchange rate effect on cash	7	(19)
Decrease in cash, cash equivalents and restricted cash	(1,000)	(5,384)
Cash, cash equivalents and restricted cash at beginning of period	8,097	8,537
Cash, cash equivalents and restricted cash at end of period	$7,097	$3,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
(Unaudited)

	Redeemable Noncontrolling Interest	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Total Thermo Fisher Scientific Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
(In millions)		Shares	Amount			Shares	Amount

		Three months ended June 29, 2024
Balance at March 30, 2024	$119	443	$443	$17,482	$48,542	61	$(18,186)	$(2,764)	$45,516	$(12)	$45,504
Issuance of shares under employees' and directors' stock plans	—	—	—	83	—	—	(2)	—	81	—	81
Stock-based compensation	—	—	—	84	—	—	—	—	84	—	84
Dividends declared ($0.39 per share)	—	—	—	—	(149)	—	—	—	(149)	—	(149)
Net income/(loss)	6	—	—	—	1,548	—	—	—	1,548	—	1,548
Other comprehensive items	(3)	—	—	—	—	—	—	351	351	—	351
Contributions from (distributions to) noncontrolling interests	(7)	—	—	—	—	—	—	—	—	—	—
Excise tax from stock repurchases	—	—	—	—	—	—	1	—	1	—	1
Balance at June 29, 2024	$115	443	$443	$17,649	$49,940	61	$(18,187)	$(2,413)	$47,432	$(12)	$47,419

		Three months ended July 1, 2023
Balance at April 1, 2023	$123	441	$441	$16,889	$43,064	55	$(15,083)	$(3,054)	$42,257	$53	$42,310
Issuance of shares under employees' and directors' stock plans	—	—	—	67	—	—	(2)	—	65	—	65
Stock-based compensation	—	—	—	74	—	—	—	—	74	—	74
Dividends declared ($0.35 per share)	—	—	—	—	(136)	—	—	—	(136)	—	(136)
Net income/(loss)	4	—	—	—	1,361	—	—	—	1,361	(3)	1,358
Other comprehensive items	(7)	—	—	—	—	—	—	130	130	—	130
Contributions from (distributions to) noncontrolling interests	(7)	—	—	—	—	—	—	—	—	—	—
Excise tax from stock repurchases	—	—	—	—	—	—	1	—	1	—	1
Balance at July 1, 2023	$113	441	$441	$17,030	$44,289	55	$(15,084)	$(2,924)	$43,752	$50	$43,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND EQUITY (Continued)
(Unaudited)

	Redeemable Noncontrolling Interest	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Total Thermo Fisher Scientific Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
(In millions)		Shares	Amount			Shares	Amount

		Six months ended June 29, 2024
Balance at December 31, 2023	$118	442	$442	$17,286	$47,364	56	$(15,133)	$(3,224)	$46,735	$(11)	$46,724
Issuance of shares under stock plans	—	1	1	209	—	—	(26)	—	184	—	184
Stock-based compensation	—	—	—	154	—	—	—	—	154	—	154
Purchases of company common stock	—	—	—	—	—	6	(3,000)	—	(3,000)	—	(3,000)
Dividends declared ($0.78 per share)	—	—	—	—	(298)	—	—	—	(298)	—	(298)
Net income/(loss)	10	—	—	—	2,875	—	—	—	2,875	(1)	2,874
Other comprehensive items	(6)	—	—	—	—	—	—	811	811	—	811
Contributions from (distributions to) noncontrolling interest	(7)	—	—	—	—	—	—	—	—	(1)	(1)
Excise tax from stock repurchases	—	—	—	—	—	—	(28)	—	(28)	—	(28)
Balance at June 29, 2024	$115	443	$443	$17,649	$49,940	61	$(18,187)	$(2,413)	$47,432	$(12)	$47,419

		Six months ended July 1, 2023
Balance at December 31, 2022	$116	441	$441	$16,743	$41,910	50	$(12,017)	$(3,099)	$43,978	$54	$44,032
Issuance of shares under stock plans	—	—	—	137	—	—	(38)	—	99	—	99
Stock-based compensation	—	—	—	150	—	—	—	—	150	—	150
Purchases of company common stock	—	—	—	—	—	5	(3,000)	—	(3,000)	—	(3,000)
Dividends declared ($0.70 per share)	—	—	—	—	(271)	—	—	—	(271)	—	(271)
Net income/(loss)	8	—	—	—	2,650	—	—	—	2,650	(4)	2,646
Other comprehensive items	(4)	—	—	—	—	—	—	175	175	—	175
Contributions from (distributions to) noncontrolling interest	(7)	—	—	—	—	—	—	—	—	—	—
Excise tax from stock repurchases	—	—	—	—	—	—	(29)	—	(29)	—	(29)
Balance at July 1, 2023	$113	441	$441	$17,030	$44,289	55	$(15,084)	$(2,924)	$43,752	$50	$43,802

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
Interim Financial Statements
The interim condensed consolidated financial statements presented herein have been prepared by the company, are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at June 29, 2024, the results of operations for the three- and six-month periods ended June 29, 2024 and July 1, 2023, and the cash flows for the six-month periods ended June 29, 2024 and July 1, 2023. Interim results are not necessarily indicative of results for a full year.
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
Note 1 to the consolidated financial statements for 2023 describes the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no material changes in the company’s significant accounting policies during the six months ended June 29, 2024.
Amounts and percentages reported within these condensed consolidated financial statements are presented and calculated based on underlying unrounded amounts. As a result, the sum of components may not equal corresponding totals due to rounding.
Inventories
The components of inventories are as follows:

(In millions)	June 29, 2024	December 31, 2023
Raw materials	$1,974	$2,057
Work in process	825	705
Finished goods	2,399	2,326
Inventories	$5,198	$5,088
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
2024
On July 10, 2024, the company acquired, within the Life Sciences Solutions segment, Olink Holding AB (publ), a Swedish-based provider of next-generation proteomics solutions. The acquisition enhances the segment’s capabilities in the high-growth proteomics market with the addition of highly differentiated solutions. It also complements the existing life sciences and mass spectrometry offerings, accelerating protein biomarker discovery and providing strong synergy opportunities. The goodwill recorded as a result of this business combination is not expected to be tax deductible.
The components of the preliminary purchase price and net assets acquired are as follows:

(In billions)	Olink
Purchase price
Cash paid	$3.19
Fair value of noncontrolling interest	0.06
Cash acquired	(0.04)
$3.21

Net assets acquired
Definite-lived intangible assets	$0.99
Goodwill	2.28
Net tangible assets	0.13
Deferred tax assets (liabilities)	(0.19)
$3.21
The weighted-average amortization period for definite-lived intangible assets is 18 years.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The preliminary allocation of the purchase price for the acquisition of Olink is based on the estimates of the fair value of the net assets acquired and is subject to adjustment upon finalization, largely with respect to acquired intangible assets and the related deferred taxes. Measurements of these items inherently require significant estimates and assumptions.
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
Note 3.    Revenues and Contract-related Balances
Disaggregated Revenues
Revenues by type are as follows:

	Three months ended		Six months ended
(In millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Revenues
Consumables	$4,363	$4,433	$8,690	$8,939
Instruments	1,800	1,838	3,428	3,736
Services	4,378	4,416	8,768	8,722
Consolidated revenues	$10,541	$10,687	$20,886	$21,397

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Revenues by geographic region based on customer location are as follows:

	Three months ended		Six months ended
(In millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Revenues
North America	$5,529	$5,714	$11,048	$11,492
Europe	2,663	2,654	5,282	5,255
Asia-Pacific	1,971	1,902	3,831	3,888
Other regions	379	417	725	762
Consolidated revenues	$10,541	$10,687	$20,886	$21,397
Each reportable segment earns revenues from consumables, instruments and services in North America, Europe, Asia-Pacific and other regions. See Note 4 for revenues by reportable segment and other geographic data.
Remaining Performance Obligations
The aggregate amount of the transaction price allocated to the remaining performance obligations for all open customer contracts as of June 29, 2024 was $25.93 billion. The company will recognize revenues for these performance obligations as they are satisfied, approximately 52% of which is expected to occur within the next twelve months. Amounts expected to occur thereafter generally relate to contract manufacturing, clinical research and extended warranty service agreements, which typically have durations of three to five years.
Contract-related Balances
Noncurrent contract assets and noncurrent contract liabilities are included within other assets and other long-term liabilities in the accompanying balance sheet, respectively. Contract asset and liability balances are as follows:

(In millions)	June 29, 2024	December 31, 2023
Current contract assets, net	$1,487	$1,443
Noncurrent contract assets, net	7	4
Current contract liabilities	2,591	2,689
Noncurrent contract liabilities	1,455	1,499
In the three and six months ended June 29, 2024, the company recognized revenues of $0.67 billion and $2.00 billion, respectively, that were included in the contract liabilities balance at December 31, 2023. In the three and six months ended July 1, 2023, the company recognized revenues of $0.68 billion and $1.98 billion, respectively, that were included in the contract liabilities balance at December 31, 2022.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4.    Business Segment and Geographical Information
Business Segment Information

	Three months ended		Six months ended
	June 29,	July 1,	June 29,	July 1,
(In millions)	2024	2023	2024	2023
Revenues
Life Sciences Solutions	$2,355	$2,463	$4,640	$5,075
Analytical Instruments	1,782	1,749	3,469	3,472
Specialty Diagnostics	1,117	1,109	2,227	2,217
Laboratory Products and Biopharma Services	5,758	5,831	11,480	11,594
Eliminations	(470)	(465)	(930)	(961)
Consolidated revenues	10,541	10,687	20,886	21,397

Segment Income
Life Sciences Solutions	865	817	1,705	1,653
Analytical Instruments	439	432	838	853
Specialty Diagnostics	299	297	593	577
Laboratory Products and Biopharma Services	745	824	1,489	1,617
Subtotal reportable segments	2,347	2,370	4,625	4,700
Cost of revenues adjustments	(1)	(18)	(17)	(59)
Selling, general and administrative expenses adjustments	64	(6)	45	(14)
Restructuring and other costs	(77)	(183)	(106)	(295)
Amortization of acquisition-related intangible assets	(513)	(585)	(1,065)	(1,191)
Consolidated operating income	1,820	1,578	3,483	3,141
Interest income	295	178	574	324
Interest expense	(354)	(326)	(717)	(626)
Other income/(expense)	5	—	14	(46)
Consolidated income before taxes	$1,765	$1,430	$3,354	$2,793
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
Geographical Information
Revenues by country based on customer location are as follows:

	Three months ended		Six months ended
(In millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Revenues
United States	$5,347	$5,531	$10,669	$11,118
Other	5,194	5,156	10,217	10,279
Consolidated revenues	$10,541	$10,687	$20,886	$21,397

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5.    Income Taxes
The provision for income taxes in the accompanying statements of income differs from the provision calculated by applying the statutory federal income tax rate to income before provision for income taxes due to the following:

	Six months ended
(In millions)	June 29, 2024	July 1, 2023
Statutory federal income tax rate	21%	21%
Provision for income taxes at statutory rate	$704	$587
Increases (decreases) resulting from:
Foreign rate differential	(76)	(125)
Income tax credits	(141)	(136)
Global intangible low-taxed income	25	46
Foreign-derived intangible income	(47)	(55)
Excess tax benefits from stock options and restricted stock units	(45)	(37)
Provision for (reversal of) tax reserves, net	195	8
Intra-entity transfers	(102)	(144)
Foreign exchange loss on inter-company debt refinancing	—	(112)
Provision for (reversal of) valuation allowances, net	(67)	66
Withholding taxes	9	12
Tax return reassessments and settlements	(35)	(38)
State income taxes, net of federal tax	39	53
Equity method investments	(45)	(6)
Other, net	(4)	(21)
Provision for income taxes	$408	$98
During the first quarter of 2024, the company recorded a tax reserve and associated interest of $240 million related to the potential settlement of international tax audits for tax years 2009 through 2016. During the second quarter of 2024, the company recorded a benefit of $183 million, primarily in jurisdictions where the deferred tax assets are now expected to be realized due to forecasted income.
The company has operations and a taxable presence in approximately 70 countries outside the U.S. The company's effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate.
Unrecognized Tax Benefits
As of June 29, 2024 the company had $0.70 billion of unrecognized tax benefits substantially all of which, if recognized, would reduce the effective tax rate. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(In millions)	2024
Balance at beginning of year	$540
Additions for tax positions of current year	9
Additions for tax positions of prior years	199
Reductions for tax positions of prior years	(46)
Balance at end of period	$702

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6.    Earnings per Share

	Three months ended		Six months ended
	June 29,	July 1,	June 29,	July 1,
(In millions except per share amounts)	2024	2023	2024	2023
Net income attributable to Thermo Fisher Scientific Inc.	$1,548	$1,361	$2,875	$2,650

Basic weighted average shares	382	386	382	386
Plus effect of: stock options and restricted stock units	1	2	1	2
Diluted weighted average shares	383	388	383	388

Basic earnings per share	$4.05	$3.53	$7.53	$6.86
Diluted earnings per share	$4.04	$3.51	$7.50	$6.83

Antidilutive stock options excluded from diluted weighted average shares	2	2	2	2
Note 7.    Debt and Other Financing Arrangements

	Effective interest rate at June 29,	June 29,	December 31,
(Dollars in millions)	2024	2024	2023

0.75% 8-Year Senior Notes, Due 9/12/2024 (euro-denominated)	0.92%	1,071	1,104
1.215% 3-Year Senior Notes, Due 10/18/2024	1.42%	2,500	2,500
0.125% 5.5-Year Senior Notes, Due 3/1/2025 (euro-denominated)	0.40%	857	883
2.00% 10-Year Senior Notes, Due 4/15/2025 (euro-denominated)	2.09%	686	706
0.853% 3-Year Senior Notes, Due 10/20/2025 (Japanese yen-denominated)	1.05%	139	158
0.000% 4-Year Senior Notes, Due 11/18/2025 (euro-denominated)	0.15%	589	607
3.20% 3-Year Senior Notes, Due 1/21/2026 (euro-denominated)	3.38%	536	552
1.40% 8.5-Year Senior Notes, Due 1/23/2026 (euro-denominated)	1.52%	750	773
4.953% 3-Year Senior Notes, Due 8/10/2026	5.19%	600	600
5.000% 3-Year Senior Notes, Due 12/5/2026	5.26%	1,000	1,000
1.45% 10-Year Senior Notes, Due 3/16/2027 (euro-denominated)	1.65%	536	552
1.75% 7-Year Senior Notes, Due 4/15/2027 (euro-denominated)	1.96%	643	662
1.054% 5-Year Senior Notes, Due 10/20/2027 (Japanese yen-denominated)	1.18%	180	205
4.80% 5-Year Senior Notes, Due 11/21/2027	5.00%	600	600
0.50% 8.5-Year Senior Notes, Due 3/1/2028 (euro-denominated)	0.76%	857	883
1.6525% 4-Year Senior Notes, Due 3/7/2028 (Swiss franc-denominated)	1.80%	367	—
0.77% 5-Year Senior Notes, Due 9/6/2028 (Japanese yen-denominated)	0.90%	180	206
1.375% 12-Year Senior Notes, Due 9/12/2028 (euro-denominated)	1.46%	643	662
1.75% 7-Year Senior Notes, Due 10/15/2028	1.89%	700	700
5.000% 5-Year Senior Notes, Due 1/31/2029	5.24%	1,000	1,000
1.95% 12-Year Senior Notes, Due 7/24/2029 (euro-denominated)	2.07%	750	773
2.60% 10-Year Senior Notes, Due 10/1/2029	2.74%	900	900
1.279% 7-Year Senior Notes, Due 10/19/2029 (Japanese yen-denominated)	1.44%	29	33
4.977% 7-Year Senior Notes, Due 8/10/2030	5.12%	750	750
0.80% 9-Year Senior Notes, Due 10/18/2030 (euro-denominated)	0.88%	1,875	1,932
0.875% 12-Year Senior Notes, Due 10/1/2031 (euro-denominated)	1.13%	964	993
2.00% 10-Year Senior Notes, Due 10/15/2031	2.23%	1,200	1,200
1.8401% 8-Year Senior Notes, Due 3/8/2032 (Swiss franc-denominated)	1.92%	462	—

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Effective interest rate at June 29,	June 29,	December 31,
(Dollars in millions)	2024	2024	2023

2.375% 12-Year Senior Notes, Due 4/15/2032 (euro-denominated)	2.54%	643	662
1.49% 10-Year Senior Notes, Due 10/20/2032 (Japanese yen-denominated)	1.60%	39	45
4.95% 10-Year Senior Notes, Due 11/21/2032	5.09%	600	600
5.086% 10-Year Senior Notes, Due 8/10/2033	5.20%	1,000	1,000
1.125% 12-Year Senior Notes, Due 10/18/2033 (euro-denominated)	1.20%	1,607	1,656
5.200% 10-Year Senior Notes, Due 1/31/2034	5.34%	500	500
3.65% 12-Year Senior Notes, Due 11/21/2034 (euro-denominated)	3.76%	803	828
1.50% 12-Year Senior Notes, Due 9/6/2035 (Japanese yen-denominated)	1.58%	134	152
2.0375% 12-Year Senior Notes, Due 3/7/2036 (Swiss franc-denominated)	2.10%	362	—
2.875% 20-Year Senior Notes, Due 7/24/2037 (euro-denominated)	2.94%	750	773
1.50% 20-Year Senior Notes, Due 10/1/2039 (euro-denominated)	1.73%	964	993
2.80% 20-Year Senior Notes, Due 10/15/2041	2.90%	1,200	1,200
1.625% 20-Year Senior Notes, Due 10/18/2041 (euro-denominated)	1.77%	1,339	1,380
2.069% 20-Year Senior Notes, Due 10/20/2042 (Japanese yen-denominated)	2.13%	91	104
5.404% 20-Year Senior Notes, Due 8/10/2043	5.50%	600	600
2.02% 20-Year Senior Notes, Due 9/6/2043 (Japanese yen-denominated)	2.06%	180	206
5.30% 30-Year Senior Notes, Due 2/1/2044	5.37%	400	400
4.10% 30-Year Senior Notes, Due 8/15/2047	4.23%	750	750
1.875% 30-Year Senior Notes, Due 10/1/2049 (euro-denominated)	1.98%	1,071	1,104
2.00% 30-Year Senior Notes, Due 10/18/2051 (euro-denominated)	2.06%	803	828
2.382% 30-Year Senior Notes, Due 10/18/2052 (Japanese yen-denominated)	2.43%	207	236
Other		74	77
Total borrowings at par value		35,481	35,028
Unamortized discount		(104)	(113)
Unamortized debt issuance costs		(179)	(188)
Total borrowings at carrying value		35,197	34,727
Finance lease liabilities		207	190
Less: Short-term obligations and current maturities		5,121	3,609
Long-term obligations		$30,284	$31,308
The effective interest rates for the fixed-rate debt include the stated interest on the notes, the accretion of any discounts/premiums and the amortization of any debt issuance costs.
See Note 10 for fair value information pertaining to the company’s long-term borrowings.
Credit Facilities
The company has a revolving credit facility (the Facility) with a bank group that provides for up to $5.00 billion of unsecured multi-currency revolving credit. The Facility expires on January 7, 2027. The revolving credit agreement calls for interest at either a Term Secured Overnight Financing Rate (SOFR), a Euro Interbank Offered Rate (EURIBOR)-based rate (for funds drawn in euro), or a rate based on the prime lending rate of the agent bank, at the company’s option. The agreement contains affirmative, negative and financial covenants, and events of default customary for facilities of this type. The covenants in the Facility include a Consolidated Net Interest Coverage Ratio (Consolidated EBITDA to Consolidated Net Interest Expense), as such terms are defined in the Facility. Specifically, the company has agreed that, so long as any lender has any commitment under the Facility, any letter of credit is outstanding under the Facility, or any loan or other obligation is outstanding under the Facility, it will maintain a minimum Consolidated Net Interest Coverage Ratio of 3.5:1.0 as of the last day of any fiscal quarter. As of June 29, 2024, no borrowings were outstanding under the Facility, although available capacity was reduced by immaterial outstanding letters of credit.

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
Senior Notes
Interest is payable annually on the euro and Swiss franc-denominated fixed rate senior notes and semi-annually on all other senior notes. Each of the U.S. dollar and euro-denominated fixed rate senior notes and Japanese yen-denominated private placement notes may be redeemed at a redemption price of 100% of the principal amount plus a specified make-whole premium and accrued interest, together with swap breakage costs payable to holders of Japanese yen-denominated private placement notes who have entered into cross-currency swap agreements. The company is subject to certain affirmative and negative covenants under the indentures and note purchase agreement governing the senior notes, the most restrictive of which limits the ability of the company to pledge certain property and assets as security under borrowing arrangements. The company was in compliance with all covenants related to its senior notes at June 29, 2024.
Thermo Fisher Scientific (Finance I) B.V. (Thermo Fisher International), a wholly-owned finance subsidiary of the company, issued each of the following notes outstanding as of June 29, 2024, included in the table above (collectively, the “Euronotes”) in registered public offerings: the 0.00% Senior Notes due 2025, the 0.80% Senior Notes due 2030, the 1.125% Senior Notes due 2033, the 1.625% Senior Notes due 2041, and the 2.00% Senior Notes due 2051. The company has fully and unconditionally guaranteed all of Thermo Fisher International’s obligations under the Euronotes and all of Thermo Fisher International’s other debt securities, and no other subsidiary of the company will guarantee these obligations. Thermo Fisher International is a “finance subsidiary” as defined in Rule 13-01(a)(4)(vi) of the Exchange Act, with no assets or operations other than those related to the issuance, administration and repayment of the Euronotes and other debt securities issued by Thermo Fisher International from time to time. The financial condition, results of operations and cash flows of Thermo Fisher International are consolidated in the financial statements of the company.
Note 8.    Commitments and Contingencies
Environmental Matters
The company is currently involved in various stages of investigation and remediation related to environmental matters. The company cannot predict all potential costs related to environmental remediation matters and the possible impact on future operations given the uncertainties regarding the extent of the required cleanup, the complexity and interpretation of applicable laws and regulations, the varying costs of alternative cleanup methods and the extent of the company’s responsibility. Expenses for environmental remediation matters related to the costs of installing, operating and maintaining groundwater-treatment systems and other remedial activities related to historical environmental contamination at the company’s domestic and international facilities were not material in any period presented. At June 29, 2024, there have been no material changes to the accruals for pending environmental-related matters disclosed in the company’s 2023 financial statements and notes included in the company’s Annual Report on Form 10-K. While management believes the accruals for environmental remediation are adequate based on current estimates of remediation costs, the company may be subject to additional remedial or compliance costs due to future events such as changes in existing laws and regulations, changes in agency direction or enforcement policies, developments in remediation technologies or changes in the conduct of the company’s operations, which could have a material adverse effect on the company’s financial position, results of operations and cash flows.
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
Product Liability, Workers Compensation and Other Personal Injury Matters
The company is involved in various proceedings and litigation that arise from time to time in connection with product liability, workers compensation and other personal injury matters. At June 29, 2024, there have been no material changes to the accruals for pending product liability, workers compensation, and other personal injury matters disclosed in the company’s 2023 financial statements and notes included in the company’s Annual Report on Form 10-K. Although the company believes that the amounts accrued and estimated insurance recoveries are probable and appropriate based on available information, including actuarial studies of loss estimates, the process of estimating losses and insurance recoveries involves a considerable degree of judgment by management and the ultimate amounts could vary, which could have a material adverse effect on the company’s results of operations, financial position, and cash flows. Insurance contracts do not relieve the company of its primary obligation with respect to any losses incurred. The collectability of amounts due from its insurers is subject to the solvency and willingness of the insurer to pay, as well as the legal sufficiency of the insurance claims. Management monitors the payment history as well as the financial condition and ratings of its insurers on an ongoing basis.
Note 9.    Comprehensive Income/(Loss) and Shareholders' Equity
Comprehensive Income/(Loss)
Changes in each component of accumulated other comprehensive income/(loss), net of tax, are as follows:

(In millions)	Currency translation adjustment	Unrealized gains/(losses) on available-for-sale debt securities	Unrealized gains/(losses) on hedging instruments	Pension and other postretirement benefit liability adjustment	Total
	Three months ended June 29, 2024
Balance at March 30, 2024	$(2,482)	$(1)	$(27)	$(254)	$(2,764)
Other comprehensive income/(loss) before reclassifications	346	—	—	—	347
Amounts reclassified from accumulated other comprehensive income/(loss)	3	—	1	1	5
Net other comprehensive income/(loss)	349	—	1	1	351
Balance at June 29, 2024	$(2,133)	$(1)	$(26)	$(253)	$(2,413)

	Six months ended June 29, 2024
Balance at December 31, 2023	$(2,941)	$—	$(28)	$(255)	$(3,224)
Other comprehensive income/(loss) before reclassifications	802	(1)	—	1	802
Amounts reclassified from accumulated other comprehensive income/(loss)	6	—	1	1	9
Net other comprehensive income/(loss)	808	(1)	1	2	811
Balance at June 29, 2024	$(2,133)	$(1)	$(26)	$(253)	$(2,413)

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 10.    Fair Value Measurements and Fair Value of Financial Instruments
Fair Value Measurements
The following tables present information about the company’s financial assets and liabilities measured at fair value on a recurring basis:

	June 29,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
(In millions)	2024	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$3,937	$3,937	$—	$—
Bank time deposits	1,750	1,750	—	—
Investments	19	19	—	—
Insurance contracts	229	—	229	—
Derivative contracts	479	—	479	—
Total assets	$6,414	$5,706	$708	$—

Liabilities
Derivative contracts	$23	$—	$23	$—
Contingent consideration	12	—	—	12
Total liabilities	$35	$—	$23	$12

	December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
(In millions)	2023	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$5,021	$5,021	$—	$—
Bank time deposits	3	3	—	—
Investments	20	20	—	—
Insurance contracts	210	—	210	—
Derivative contracts	8	—	8	—
Total assets	$5,262	$5,044	$218	$—

Liabilities
Derivative contracts	$290	$—	$290	$—
Contingent consideration	87	—	—	87
Total liabilities	$377	$—	$290	$87
The company determines the fair value of its insurance contracts by obtaining the cash surrender value of the contracts from the issuer. The fair value of derivative contracts is the estimated amount that the company would receive/pay upon liquidation of the contracts, taking into account the change in interest rates and currency exchange rates. The company initially measures the fair value of acquisition-related contingent consideration based on amounts expected to be transferred (probability-weighted) discounted to present value. Changes to the fair values of contingent consideration are recorded in selling, general and administrative expense.
In the six-month periods ended June 29, 2024 and July 1, 2023 the company recorded $10 million and $(44) million, respectively, of net gains/(losses) on investments, which are included in other income/(expense) in the accompanying statements of income.
The following table provides a rollforward of the fair value, as determined by level 3 inputs (such as likelihood of achieving production or revenue milestones, as well as changes in the fair values of the investments underlying a recapitalization investment portfolio), of the contingent consideration.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended		Six months ended
	June 29,	July 1,	June 29,	July 1,
(In millions)	2024	2023	2024	2023
Contingent consideration
Beginning balance	$83	$136	$87	$174
Acquisitions (including assumed balances)	—	1	—	1
Payments	—	(43)	(2)	(58)
Changes in fair value included in earnings	(72)	(4)	(74)	(27)
Ending balance	$12	$90	$12	$90
Derivative Contracts
The following table provides the aggregate notional value of outstanding derivative contracts.

(In millions)	June 29, 2024	December 31, 2023
Cross-currency interest rate swaps designated as net investment hedge - euro	$1,000	$1,000
Cross-currency interest rate swaps designated as net investment hedge - Japanese yen	4,650	4,650
Cross-currency interest rate swaps designated as net investment hedge - Swiss franc	2,500	2,500
Currency exchange contracts	1,216	1,567
While certain derivatives are subject to netting arrangements with counterparties, the company does not offset derivative assets and liabilities within the balance sheet. The following tables present the fair value of derivative instruments in the accompanying balance sheets and statements of income.

	Fair value – assets		Fair value – liabilities
	June 29,	December 31,	June 29,	December 31,
(In millions)	2024	2023	2024	2023
Derivatives designated as hedging instruments
Cross-currency interest rate swaps (a)	$478	$5	$22	$287
Derivatives not designated as hedging instruments
Currency exchange contracts (b)	1	3	1	3
Total derivatives	$479	$8	$23	$290
(a)    The fair value of the cross-currency interest rate swaps is included in the accompanying balance sheet under the caption other assets or other long-term liabilities.
(b)    The fair value of the currency exchange contracts is included in the accompanying balance sheet under the captions other current assets or other accrued expenses.

	Gain (loss) recognized
	Three months ended		Six months ended
	June 29,	July 1,	June 29,	July 1,
(In millions)	2024	2023	2024	2023

Derivatives designated as cash flow hedges
Interest rate swaps
Amount reclassified from accumulated other comprehensive items to interest expense	$(1)	$—	$(2)	$—
Amount reclassified from accumulated other comprehensive items to other income/(expense)	—	(1)	—	(5)
Financial instruments designated as net investment hedges
Foreign currency-denominated debt and other payables
Included in currency translation adjustment within other comprehensive items	85	(62)	361	(206)
Cross-currency interest rate swaps
Included in currency translation adjustment within other comprehensive items	293	59	736	50
Included in interest expense	68	16	134	33

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Gain (loss) recognized
	Three months ended		Six months ended
	June 29,	July 1,	June 29,	July 1,
(In millions)	2024	2023	2024	2023

Derivatives not designated as hedging instruments
Currency exchange contracts
Included in cost of product revenues	4	—	7	(3)
Included in other income/(expense)	(4)	(25)	(10)	(2)
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
Fair Value of Other Financial Instruments
The carrying value and fair value of the company’s debt instruments are as follows:

	June 29, 2024		December 31, 2023
	Carrying	Fair	Carrying	Fair
(In millions)	value	value	value	value
Senior notes	$35,123	$31,983	$34,650	$32,191
Other	74	74	77	77
	$35,197	$32,057	$34,727	$32,268
The fair value of debt instruments, excluding private placement notes, was determined based on quoted market prices and on borrowing rates available to the company at the respective period ends, which represent level 2 measurements. The fair value of private placement notes was determined based on internally developed pricing models and unobservable inputs, which represent level 3 measurements.
Note 11.    Supplemental Cash Flow Information

	Six months ended
(In millions)	June 29, 2024	July 1, 2023
Non-cash investing and financing activities
Acquired but unpaid property, plant and equipment	$166	$231
Declared but unpaid dividends	151	137
Issuance of stock upon vesting of restricted stock units	71	97
Excise tax from stock repurchases	28	29
Cash, cash equivalents and restricted cash is included in the accompanying balance sheet as follows:

(In millions)	June 29, 2024	December 31, 2023
Cash and cash equivalents	$7,073	$8,077
Restricted cash included in other current assets	11	6
Restricted cash included in other assets	14	14
Cash, cash equivalents and restricted cash	$7,097	$8,097
Amounts included in restricted cash primarily represent funds held as collateral for bank guarantees and incoming cash in China awaiting government administrative clearance.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 12.    Restructuring and Other Costs
In the first six months of 2024, restructuring and other costs primarily included continuing charges for headcount reductions and facility consolidations in an effort to streamline operations, impairment of long-lived assets, and, to a lesser extent, net charges for pre-acquisition litigation and other matters. In 2024, severance actions associated with facility consolidations and cost reduction measures affected approximately 1% of the company’s workforce.
As of August 2, 2024, the company has identified restructuring actions that will result in additional charges of approximately $80 million, primarily in 2024, and expects to identify additional actions in future periods which will be recorded when specified criteria are met, such as communication of benefit arrangements or when the costs have been incurred.
Restructuring and other costs by segment are as follows:

	Three months ended	Six months ended
(In millions)	June 29, 2024	June 29, 2024
Life Sciences Solutions	$14	$16
Analytical Instruments	3	10
Specialty Diagnostics	—	5
Laboratory Products and Biopharma Services	57	71
Corporate	3	4
	$77	$106
The following table summarizes the changes in the company’s accrued restructuring balance, which is included in other accrued expenses in the accompanying balance sheet. Other amounts reported as restructuring and other costs in the accompanying statements of income have been summarized in the notes to the table.

(In millions)	Total (a)
Balance at December 31, 2023	$60
Net restructuring charges incurred in 2024 (b)	51
Payments	(60)
Currency translation	(2)
Balance at June 29, 2024	$49
(a)The movements in the restructuring liability principally consist of severance and other costs associated with facility consolidations.
(b)Excludes $55 million of net charges, principally $47 million of charges for impairment of long-lived assets in the Laboratory Products and Biopharma Services and Life Sciences Solutions segments.
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
Consolidated Results

	Three months ended				Six months ended
	June 29,	July 1,			June 29,	July 1,
(Dollars in millions except per share amounts)	2024	2023	Change		2024	2023	Change
Revenues	$10,541	$10,687	(1)%		$20,886	$21,397	(2)%
GAAP operating income	1,820	1,578	15%		3,483	3,141	11%
GAAP operating income margin	17.3%	14.8%	2.5	pt	16.7%	14.7%	2.0	pt
Adjusted operating income (non-GAAP measure)	2,347	2,370	(1)%		4,625	4,700	(2)%
Adjusted operating income margin (non-GAAP measure)	22.3%	22.2%	0.1	pt	22.1%	22.0%	0.1	pt
GAAP diluted earnings per share attributable to Thermo Fisher Scientific Inc.	4.04	3.51	15%		7.50	6.83	10%
Adjusted earnings per share (non-GAAP measure)	5.37	5.15	4%		10.47	10.18	3%

THERMO FISHER SCIENTIFIC INC.
Organic Revenue Growth

	Three months ended	Six months ended
	June 29, 2024	June 29, 2024
Revenue growth	(1)%	(2)%
Impact of acquisitions	0%	0%
Impact of currency translation	(1)%	0%
Organic revenue growth (non-GAAP measure)	(1)%	(2)%
Since 2020, the Life Sciences Solutions and Specialty Diagnostics segments as well as the laboratory products business have supported COVID-19 diagnostic testing. Additionally, our pharma services business has provided our pharma and biotech customers with the services they needed to develop and produce vaccines and therapies globally. Since the company’s acquisition of PPD in December 2021, the clinical research business has continued to play a leading role in supporting the clinical trials for COVID-19 vaccines and therapies. These positive impacts are expected to continue at much lower levels in 2024 as customer testing as well as therapy and vaccine demand declines. Sales of products related to COVID-19 testing were $0.02 billion and $0.08 billion in the second quarter of 2024 and 2023, respectively, and $0.05 billion and $0.22 billion in the first six months of 2024 and 2023, respectively.
During the second quarter of 2024, revenues from pharma and biotech customers declined due to reduced demand for our products and services that support COVID-19 vaccines and therapies as well as a more muted macroeconomic environment, partially offset through strong commercial execution. Revenues in the academic and government as well as the industrial and applied markets grew due to demand for analytical instruments. The diagnostics and healthcare market declined due to decreased demand for COVID-19 testing products. During the second quarter of 2024, sales growth was strong in Asia-Pacific, including China. Sales in Europe grew slightly and in North America declined due to decreased demand for COVID-19 related products, as well as a challenging macroeconomic environment. Contributions to organic revenue during the second quarter of 2024 from the Analytical Instruments and Specialty Diagnostics segments were more than offset by declines in the Laboratory Products and Biopharma Services and Life Sciences Solutions segments.
During the first six months of 2024, all of our end markets were negatively impacted by a more muted macroeconomic environment and moderate economic activity in China. Revenues from pharma and biotech and diagnostics and healthcare customers declined due to demand for COVID-19 related products and services. Revenues in the academic and government as well as the industrial and applied markets were flat. During the first six months of 2024, sales grew slightly in Asia-Pacific, including China. Sales growth in Europe was flat and sales in North America declined due to decreased demand for COVID-19 related products. Contributions to organic revenue during the first six months of 2024 from the Specialty Diagnostics and Analytical Instruments segments were more than offset by declines in the Life Sciences Solutions and Laboratory Products and Biopharma Services segments.
The company continues to execute its proven growth strategy which consists of three pillars:
•High-impact innovation,
•Our trusted partner status with customers, and
•Our unparalleled commercial engine.
GAAP operating income margin and adjusted operating income margin increased in the second quarter of 2024 due primarily to strong productivity improvements, partially offset by unfavorable business mix. GAAP operating income margin in the second quarter of 2024 was also impacted by net credits for changes in estimates of contingent acquisition consideration, lower levels of restructuring and other charges incurred for headcount reductions and facility consolidations in an effort to streamline operations (Note 12), and, to a lesser extent, lower amortization expense.
GAAP operating income margin and adjusted operating income margin increased in the first six months of 2024 due primarily to strong productivity improvements, partially offset by unfavorable business mix. GAAP operating income margin during the first six months of 2024 was also impacted by lower levels of restructuring and other charges incurred for headcount reductions and facility consolidations in an effort to streamline operations (Note 12).
The company’s references to strategic investments generally refer to targeted spending for enhancing commercial capabilities, including expansion of geographic sales reach and e-commerce platforms, marketing initiatives, expanded service and operational infrastructure, research and development projects and other expenditures to enhance the customer experience, as well as incentive compensation and recognition for employees. The company’s references throughout this discussion to productivity improvements generally refer to improved cost efficiencies from its Practical Process Improvement (PPI) business system to address inflation, including reduced costs resulting from implementing continuous improvement methodologies,

THERMO FISHER SCIENTIFIC INC.
global sourcing initiatives, a lower cost structure following restructuring actions including headcount reductions and consolidation of facilities, and low cost region manufacturing.
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
On July 10, 2024, the company acquired, within the Life Sciences Solutions segment, Olink Holding AB (publ), a Swedish-based provider of next-generation proteomics solutions. The acquisition enhances the segment’s capabilities in the high-growth proteomics market with the addition of highly differentiated solutions. It also complements the existing life sciences and mass spectrometry offerings, accelerating protein biomarker discovery and providing strong synergy opportunities.
Segment Results
The company’s management evaluates segment operating performance using operating income before certain charges/credits as defined in Note 4 to the Consolidated Financial Statements of the company’s Annual Report on Form 10-K for 2023. Accordingly, the following segment data are reported on this basis.

	Three months ended		Six months ended
	June 29,	July 1,	June 29,	July 1,
(Dollars in millions)	2024	2023	2024	2023
Revenues
Life Sciences Solutions	$2,355	$2,463	$4,640	$5,075
Analytical Instruments	1,782	1,749	3,469	3,472
Specialty Diagnostics	1,117	1,109	2,227	2,217
Laboratory Products and Biopharma Services	5,758	5,831	11,480	11,594
Eliminations	(470)	(465)	(930)	(961)
Consolidated revenues	$10,541	$10,687	$20,886	$21,397
Life Sciences Solutions

	Three months ended						Organic (non-GAAP measure)
(Dollars in millions)	June 29, 2024	July 1, 2023	Total Change		Currency Translation	Acquisitions/ Divestitures
Revenues	$2,355	$2,463	(4)%		(1)%	0%	(3)%
Segment income	865	817	6%
Segment income margin	36.7%	33.2%	3.5	pt
The decrease in organic revenues in the second quarter of 2024 was primarily due to moderation in COVID-19 related revenue, partially offset by growth in the biosciences business. The increase in segment income margin resulted primarily from exceptionally strong productivity improvements, partially offset by unfavorable volume pull-through.

	Six months ended						Organic (non-GAAP measure)
(Dollars in millions)	June 29, 2024	July 1, 2023	Total Change		Currency Translation	Acquisitions/ Divestitures
Revenues	$4,640	$5,075	(9)%		(1)%	0%	(8)%
Segment income	1,705	1,653	3%
Segment income margin	36.7%	32.6%	4.1	pt
The decrease in organic revenues in the first six months of 2024 was primarily due to moderation in COVID-19 related revenue. The increase in segment income margin resulted primarily from exceptionally strong productivity improvements, partially offset by unfavorable volume pull-through.

THERMO FISHER SCIENTIFIC INC.
Analytical Instruments

	Three months ended						Organic (non-GAAP measure)
(Dollars in millions)	June 29, 2024	July 1, 2023	Total Change		Currency Translation	Acquisitions/ Divestitures
Revenues	$1,782	$1,749	2%		(1)%	0%	3%
Segment income	439	432	1%
Segment income margin	24.6%	24.7%	(0.1)	pt
The increase in organic revenues in the second quarter of 2024 was primarily due to very strong growth in the electron microscopy business, partially offset by declines in the other instrumentation businesses. The decrease in segment income margin resulted primarily from unfavorable business mix and strategic investments, partially offset by strong productivity improvements.

	Six months ended						Organic (non-GAAP measure)
(Dollars in millions)	June 29, 2024	July 1, 2023	Total Change		Currency Translation	Acquisitions/ Divestitures
Revenues	$3,469	$3,472	0%		(1)%	0%	1%
Segment income	838	853	(2)%
Segment income margin	24.2%	24.6%	(0.4)	pt
The increase in organic revenues in the first six months of 2024 was primarily due to very strong growth in the electron microscopy business, partially offset by declines in the other instrumentation businesses. The decrease in segment income margin resulted primarily from unfavorable business mix and strategic investments, partially offset by strong productivity improvements.
Specialty Diagnostics

	Three months ended						Organic (non-GAAP measure)
(Dollars in millions)	June 29, 2024	July 1, 2023	Total Change		Currency Translation	Acquisitions/ Divestitures
Revenues	$1,117	$1,109	1%		(1)%	0%	1%
Segment income	299	297	1%
Segment income margin	26.7%	26.7%	0.0	pt
The increase in organic revenues in the second quarter of 2024 was primarily driven by underlying growth in the transplant diagnostics and immunodiagnostics businesses, as well as in the healthcare market channel, largely offset by decreased demand for products addressing diagnosis of COVID-19. Segment income margin was flat in the second quarter of 2024 when compared to 2023 due to good productively improvements, offset by strategic investments.

	Six months ended						Organic (non-GAAP measure)
(Dollars in millions)	June 29, 2024	July 1, 2023	Total Change		Currency Translation	Acquisitions/ Divestitures
Revenues	$2,227	$2,217	0%		0%	0%	1%
Segment income	593	577	3%
Segment income margin	26.6%	26.0%	0.6	pt
The increase in organic revenues in the first six months of 2024 was driven by underlying growth in the transplant diagnostics and immunodiagnostics businesses, as well as in the healthcare market channel, largely offset by decreased demand for products addressing diagnosis of COVID-19. The increase in segment income margin was due to favorable business mix and productivity improvements, partially offset by strategic investments.

THERMO FISHER SCIENTIFIC INC.
Laboratory Products and Biopharma Services

	Three months ended						Organic (non-GAAP measure)
(Dollars in millions)	June 29, 2024	July 1, 2023	Total Change		Currency Translation	Acquisitions/ Divestitures
Revenues	$5,758	$5,831	(1)%		0%	0%	(1)%
Segment income	745	824	(10)%
Segment income margin	12.9%	14.1%	(1.2)	pt
The decrease in organic revenues in the second quarter of 2024 was primarily due to decreased demand in COVID-19 vaccines and therapies, partially offset by growth in the clinical research business. The decrease in segment income margin was primarily due to unfavorable business mix and strategic investments, partially offset by strong productivity improvements.

	Six months ended						Organic (non-GAAP measure)
(Dollars in millions)	June 29, 2024	July 1, 2023	Total Change		Currency Translation	Acquisitions/ Divestitures
Revenues	$11,480	$11,594	(1)%		0%	0%	(1)%
Segment income	1,489	1,617	(8)%
Segment income margin	13.0%	14.0%	(1.0)	pt
The decrease in organic revenues in the first six months of 2024 was primarily due to decreased demand in COVID-19 vaccines and therapies, partially offset by growth in the clinical research business. The decrease in segment income margin was primarily due to unfavorable business mix, partially offset by productivity improvements.
Non-operating Items

	Three months ended		Six months ended
	June 29,	July 1,	June 29,	July 1,
(Dollars and shares in millions)	2024	2023	2024	2023
Net interest expense	$59	$148	$143	$302
GAAP other income/(expense)	5	—	14	(46)
Adjusted other income/(expense) (non-GAAP measure)	4	(1)	3	(1)
GAAP tax rate	7.2%	3.6%	12.2%	3.5%
Adjusted tax rate (non-GAAP measure)	10.0%	10.0%	10.2%	10.0%
Weighted average diluted shares	383	388	383	388
Net interest expense (interest expense less interest income) in the second quarter and first six months of 2024 decreased due primarily to higher cash, and cash equivalents and short-term investments balances, as well as higher interest rates on these balances when compared to the second quarter and first six months of 2023. The company’s net interest expense was reduced by approximately $67 million and $132 million in the second quarter and first six months of 2024, respectively, as a result of its interest rate swap and cross-currency interest rate swap arrangements. In the second quarter and first six months of 2023, the company’s net interest expense was reduced by approximately $16 million and $33 million, respectively, as a result of these arrangements (Note 10).
GAAP other income/(expense) and adjusted other income/(expense) includes currency transaction gains/losses on non-operating monetary assets and liabilities, and net periodic pension benefit cost/income, excluding the service cost component. GAAP other income/(expense) in the first six months of 2024 and 2023 also includes $10 million and $(43) million, respectively, of net gains/(losses) on investments.
The company’s GAAP tax rate increased in the first six months of 2024 compared to 2023 primarily due to $176 million of expense, net, for a provision associated with a tax audit recorded in the first quarter of 2024. The company’s GAAP and adjusted tax rates in the first six months of 2024 were also impacted by a benefit of $183 million, primarily in jurisdictions where the deferred tax assets are now expected to be realized due to forecasted income. The company’s GAAP and adjusted tax rates in the first six months of 2023 were impacted by a tax benefit of $91 million, net of related tax expenses, from a foreign exchange loss on an intercompany debt refinancing transaction in the second quarter of 2023. The company’s GAAP and adjusted tax rates in the six-month periods ended June 29, 2024 and July 1, 2023 were also impacted by $102 million and $144 million, respectively, of tax benefits resulting from capital losses generated as part of intra-entity transactions (Note 5).

THERMO FISHER SCIENTIFIC INC.
The effective tax rates in both 2024 and 2023 were also affected by relatively significant earnings in lower tax jurisdictions. Due primarily to the non-deductibility of intangible asset amortization for tax purposes, the company’s cash payments for income taxes are higher than its income tax expense for financial reporting purposes and are expected to total approximately $1.65 billion in 2024.
The company expects its GAAP effective tax rate in 2024 will be between 9% and 11%. The effective tax rate can vary significantly from period to period as a result of discrete income tax factors and events. The company expects its adjusted tax rate will be approximately 10.5% in 2024.
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
Equity in earnings/losses of unconsolidated entities was impacted by an $88 million impairment of an equity method investment in the second quarter of 2024.
Weighted average diluted shares decreased in 2024 compared to 2023 due to share repurchases, net of option dilution.
Liquidity and Capital Resources
The company’s proven growth strategy has enabled it to generate free cash flow as well as access the capital markets. The company deploys its capital primarily via mergers and acquisitions and secondarily via share buybacks and dividends.

(In millions)	June 29, 2024	December 31, 2023
Cash and cash equivalents	$7,073	$8,077
Short-term investments	1,750	3
Total debt	35,404	34,917
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
As of June 29, 2024, the company’s short-term obligations and current maturities of long-term obligations totaled $5.12 billion. The company has a revolving credit facility with a bank group that provides up to $5.00 billion of unsecured multi-currency revolving credit (Note 7). If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of June 29, 2024, no borrowings were outstanding under the company’s revolving credit facility, although available capacity was reduced by immaterial outstanding letters of credit.

	Six months ended
(In millions)	June 29, 2024	July 1, 2023
Net cash provided by operating activities	$3,211	$2,269
Net cash used in investing activities	(2,283)	(3,585)
Net cash used in financing activities	(1,936)	(4,049)
Free cash flow (non-GAAP measure)	2,583	1,537
Operating Activities
During the first six months of 2024, cash provided by income was offset in part by investments in working capital. Changes in other assets and other liabilities used cash of $0.57 billion primarily due to the timing of payments for compensation and income taxes. Cash payments for income taxes were $1.13 billion during the first six months of 2024.

THERMO FISHER SCIENTIFIC INC.
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
Investing Activities
During the first six months of 2024, purchases of short-term investments used cash of $1.78 billion. The company’s investing activities also included purchases of $0.65 billion of property, plant and equipment for capacity and capability investments.
During the first six months of 2023, acquisitions used cash of $2.75 billion. The company’s investing activities also included purchases of $0.74 billion of property, plant and equipment for capacity and capability investments.
The company expects that for all of 2024, expenditures for property, plant and equipment, net of disposals, will be between $1.3 billion and $1.5 billion.
Financing Activities
During the first six months of 2024, issuance of debt provided $1.20 billion of cash. The company’s financing activities also included the repurchase of $3.00 billion of the company’s common stock (5.5 million shares) and the payment of $0.28 billion in cash dividends. On November 14, 2023, the Board of Directors announced that it replaced the existing authorization to repurchase the company’s common stock, of which $1.00 billion was remaining, with a new authorization to repurchase up to $4.00 billion of the company’s common stock. All of the shares of common stock repurchased by the company during the first quarter of 2024 were under this program. At August 2, 2024, authorization remained for $1.00 billion of future repurchases of the company’s common stock.
During the first six months of 2023, repayment of senior notes used cash of $1.00 billion. The company’s financing activities also included the repurchase of $3.00 billion of the company’s common stock (5.2 million shares) and the payment of $0.25 billion in cash dividends.
The company’s commitments for purchases of property, plant and equipment, contractual obligations and other commercial commitments, did not change materially subsequent to December 31, 2023, except in connection with the completion of the Olink acquisition, which occurred on July 10, 2024 (Note 2).
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

THERMO FISHER SCIENTIFIC INC.
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

	Three months ended		Six months ended
	June 29,	July 1,	June 29,	July 1,
(Dollars in millions except per share amounts)	2024	2023	2024	2023

Reconciliation of adjusted operating income
GAAP operating income	$1,820	$1,578	$3,483	$3,141
Cost of revenues adjustments (a)	1	18	17	59
Selling, general and administrative expenses adjustments (b)	(64)	6	(45)	14
Restructuring and other costs (c)	77	183	106	295
Amortization of acquisition-related intangible assets	513	585	1,065	1,191
Adjusted operating income (non-GAAP measure)	$2,347	$2,370	$4,625	$4,700

Reconciliation of adjusted operating income margin
GAAP operating income margin	17.3%	14.8%	16.7%	14.7%
Cost of revenues adjustments (a)	0.0%	0.2%	0.1%	0.3%
Selling, general and administrative expenses adjustments (b)	(0.6)%	0.1%	(0.2)%	0.1%
Restructuring and other costs (c)	0.7%	1.7%	0.5%	1.4%
Amortization of acquisition-related intangible assets	4.9%	5.4%	5.1%	5.5%
Adjusted operating income margin (non-GAAP measure)	22.3%	22.2%	22.1%	22.0%

Reconciliation of adjusted other income/(expense)
GAAP other income/(expense)	$5	$—	$14	$(46)
Adjustments (d)	—	(1)	(11)	45
Adjusted other income/(expense) (non-GAAP measure)	$4	$(1)	$3	$(1)

Reconciliation of adjusted tax rate
GAAP tax rate	7.2%	3.6%	12.2%	3.5%
Adjustments (e)	2.8%	6.4%	(2.0)%	6.5%
Adjusted tax rate (non-GAAP measure)	10.0%	10.0%	10.2%	10.0%

THERMO FISHER SCIENTIFIC INC.

	Three months ended		Six months ended
	June 29,	July 1,	June 29,	July 1,
(Dollars in millions except per share amounts)	2024	2023	2024	2023

Reconciliation of adjusted earnings per share
GAAP diluted earnings per share (EPS) attributable to Thermo Fisher Scientific Inc.	$4.04	$3.51	$7.50	$6.83
Cost of revenues adjustments (a)	0.00	0.05	0.04	0.15
Selling, general and administrative expenses adjustments (b)	(0.17)	0.01	(0.12)	0.03
Restructuring and other costs (c)	0.20	0.47	0.28	0.76
Amortization of acquisition-related intangible assets	1.34	1.51	2.78	3.07
Other income/expense adjustments (d)	0.00	0.00	(0.03)	0.11
Provision for income taxes adjustments (e)	(0.26)	(0.44)	(0.13)	(0.88)
Equity in earnings/losses of unconsolidated entities	0.22	0.04	0.16	0.11
Noncontrolling interests adjustments (f)	0.00	0.00	0.00	0.00
Adjusted EPS (non-GAAP measure)	$5.37	$5.15	$10.47	$10.18

Reconciliation of free cash flow
GAAP net cash provided by operating activities	$1,960	$1,540	$3,211	$2,269
Purchases of property, plant and equipment	(301)	(284)	(648)	(742)
Proceeds from sale of property, plant and equipment	15	4	20	10
Free cash flow (non-GAAP measure)	$1,674	$1,260	$2,583	$1,537
(a) Adjusted results exclude charges for inventory write-downs associated with large-scale abandonment of product lines and accelerated depreciation on fixed assets to be abandoned due to facility consolidations. Adjusted results in the second quarter and first six months of 2023 exclude $11 million and $21 million, respectively, of charges for the sale of inventory revalued at the date of acquisition.
(b) Adjusted results exclude certain third-party expenses, principally transaction/integration costs related to recent acquisitions, and charges/credits for changes in estimates of contingent acquisition consideration.
(c) Adjusted results exclude restructuring and other costs consisting principally of severance, impairments of long-lived assets, net charges for pre-acquisition litigation and other matters, abandoned facilities, and other expenses of headcount reductions and real estate consolidations. Adjusted results in the second quarter of 2023 also exclude $26 million of contract termination costs associated with facility closures.
(d) Adjusted results exclude net gains/losses on investments.
(e) Adjusted results in exclude incremental tax impacts for the reconciling items between GAAP and adjusted net income, incremental tax impacts as a result of tax rate/law changes, and the tax impacts from audit settlements.
(f) Adjusted results exclude the incremental impacts for the reconciling items between GAAP and adjusted net income attributable to noncontrolling interests.
Critical Accounting Policies and Estimates
Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements of the company’s Annual Report on Form 10-K for 2023 describe the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no significant changes in the company’s critical accounting policies during the first six months of 2024.
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

THERMO FISHER SCIENTIFIC INC.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended June 29, 2024, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
There was no share repurchase activity for the company's second quarter of 2024. On November 14, 2023, the Board of Directors announced that it replaced the existing authorization to repurchase the company’s common stock, of which $1.00 billion was remaining, with a new authorization to repurchase up to $4.00 billion of the company’s common stock. At June 29, 2024, $1.00 billion was available for future repurchases of the company’s common stock under this authorization.
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

Date:	August 2, 2024	THERMO FISHER SCIENTIFIC INC.

/s/ Stephen Williamson
Stephen Williamson
Senior Vice President and Chief Financial Officer

/s/ Joseph R. Holmes
Joseph R. Holmes
Vice President and Chief Accounting Officer