Form 10-Q
period 2024-09-28
THERMO FISHER SCIENTIFIC INC.
filed 2024-11-01
CIK 97745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 28, 2024 or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Large accelerated filer ☒                                              Accelerated filer ☐                                       Non-accelerated filer ☐
Smaller reporting company ☐                                      Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of September 28, 2024, the Registrant had 382,500,265 shares of Common Stock outstanding.

THERMO FISHER SCIENTIFIC INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 28, 2024

THERMO FISHER SCIENTIFIC INC.

PART I    FINANCIAL INFORMATION
Item 1.    Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 28,	December 31,
(In millions except share and per share amounts)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$4,645	$8,077
Short-term investments	2,000	3
Accounts receivable, less allowances of $204 and $193	8,255	8,221
Inventories	5,430	5,088
Contract assets, net	1,541	1,443
Other current assets	1,911	1,757
Total current assets	23,783	24,589
Property, plant and equipment, net	9,412	9,448
Acquisition-related intangible assets, net	16,262	16,670
Other assets	4,180	3,999
Goodwill	46,726	44,020
Total assets	$100,364	$98,726

Liabilities, redeemable noncontrolling interest and equity
Current liabilities:
Short-term obligations and current maturities of long-term obligations	$4,116	$3,609
Accounts payable	2,606	2,872
Accrued payroll and employee benefits	1,823	1,596
Contract liabilities	2,663	2,689
Other accrued expenses	3,393	3,246
Total current liabilities	14,601	14,012
Deferred income taxes	1,123	1,922
Other long-term liabilities	4,343	4,642
Long-term obligations	31,197	31,308
Redeemable noncontrolling interest	127	118
Equity:
Thermo Fisher Scientific Inc. shareholders’ equity:
Preferred stock, $100 par value, 50,000 shares authorized; none issued	—	—
Common stock, $1 par value, 1,200,000,000 shares authorized; 443,676,411 and 442,188,634 shares issued	444	442
Capital in excess of par value	17,831	17,286
Retained earnings	51,421	47,364
Treasury stock at cost, 61,176,146 and 55,541,290 shares	(18,227)	(15,133)
Accumulated other comprehensive income/(loss)	(2,477)	(3,224)
Total Thermo Fisher Scientific Inc. shareholders’ equity	48,992	46,735
Noncontrolling interests	(20)	(11)
Total equity	48,972	46,724
Total liabilities, redeemable noncontrolling interest and equity	$100,364	$98,726
The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Nine months ended
	September 28,	September 30,	September 28,	September 30,
(In millions except per share amounts)	2024	2023	2024	2023
Revenues
Product revenues	$6,148	$6,157	$18,266	$18,832
Service revenues	4,450	4,417	13,218	13,139
Total revenues	10,598	10,574	31,484	31,971

Costs and operating expenses:
Cost of product revenues	3,170	3,214	9,189	9,829
Cost of service revenues	3,100	3,044	9,415	9,435
Selling, general and administrative expenses	2,098	2,049	6,392	6,313
Research and development expenses	346	319	1,016	1,010
Restructuring and other costs	45	84	151	379
Total costs and operating expenses	8,759	8,710	26,163	26,966
Operating income	1,838	1,864	5,321	5,005
Interest income	277	246	851	570
Interest expense	(356)	(359)	(1,073)	(985)
Other income/(expense)	(16)	14	(2)	(32)
Income before income taxes	1,742	1,765	5,096	4,558
Provision for income taxes	(99)	(53)	(507)	(151)
Equity in earnings/(losses) of unconsolidated entities	(14)	(17)	(75)	(58)
Net income	1,629	1,695	4,514	4,349
Less: net income/(losses) attributable to noncontrolling interests and redeemable noncontrolling interest	—	(20)	9	(16)
Net income attributable to Thermo Fisher Scientific Inc.	$1,630	$1,715	$4,505	$4,365

Earnings per share attributable to Thermo Fisher Scientific Inc.
Basic	$4.26	$4.44	$11.79	$11.31
Diluted	$4.25	$4.42	$11.75	$11.25

Weighted average shares
Basic	382	386	382	386
Diluted	384	388	383	388

The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Nine months ended
	September 28,	September 30,	September 28,	September 30,
(In millions)	2024	2023	2024	2023
Comprehensive income
Net income	$1,629	$1,695	$4,514	$4,349
Other comprehensive income/(loss):
Currency translation adjustment:
Currency translation adjustment (net of tax provision (benefit) of $(244), $71, $10 and $35)	(54)	(112)	748	57
Unrealized gains/(losses) on available-for-sale debt securities
Unrealized holding losses arising during the period (net of tax (provision) benefit of $0, $0, $0 and $0)	—	—	(1)	—
Unrealized gains/(losses) on hedging instruments:
Reclassification adjustment for losses included in net income (net of tax (provision) benefit of $0, $0, $1 and $1)	1	1	2	5
Pension and other postretirement benefit liability adjustments:
Pension and other postretirement benefit liability adjustments arising during the period (net of tax (provision) benefit of $2, $(1), $2 and $(1))	(5)	2	(4)	2
Amortization of net loss included in net periodic pension cost (net of tax (provision) benefit of $0, $(1), $1 and $(1))	—	—	2	(2)
Total other comprehensive income/(loss)	(58)	(109)	747	62
Comprehensive income	1,572	1,586	5,261	4,411
Less: comprehensive income/(loss) attributable to noncontrolling interests and redeemable noncontrolling interest	6	(26)	9	(26)
Comprehensive income attributable to Thermo Fisher Scientific Inc.	$1,566	$1,612	$5,252	$4,437

The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 28,	September 30,
(In millions)	2024	2023
Operating activities
Net income	$4,514	$4,349
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	852	792
Amortization of acquisition-related intangible assets	1,514	1,775
Change in deferred income taxes	(1,007)	(631)
Stock-based compensation	222	217
Other non-cash expenses, net	254	441
Changes in assets and liabilities, excluding the effects of acquisitions	(973)	(2,260)
Net cash provided by operating activities	5,377	4,683

Investing activities
Purchases of property, plant and equipment	(920)	(1,074)
Proceeds from sale of property, plant and equipment	40	76
Proceeds from cross-currency interest rate swap interest settlements	203	36
Acquisitions, net of cash acquired	(3,132)	(3,660)
Purchases of investments	(2,065)	(200)
Other investing activities, net	14	56
Net cash used in investing activities	(5,861)	(4,766)

Financing activities
Net proceeds from issuance of debt	1,204	3,466
Repayment of debt	(1,107)	(2,000)
Proceeds from issuance of commercial paper	—	1,620
Repayments of commercial paper	—	(1,935)
Purchases of company common stock	(3,000)	(3,000)
Dividends paid	(434)	(387)
Other financing activities, net	212	42
Net cash used in financing activities	(3,126)	(2,194)

Exchange rate effect on cash	182	(92)
Decrease in cash, cash equivalents and restricted cash	(3,427)	(2,369)
Cash, cash equivalents and restricted cash at beginning of period	8,097	8,537
Cash, cash equivalents and restricted cash at end of period	$4,670	$6,168

The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
(Unaudited)

	Redeemable Noncontrolling Interest	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Total Thermo Fisher Scientific Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
(In millions)		Shares	Amount			Shares	Amount

		Three months ended September 28, 2024
Balance at June 29, 2024	$115	443	$443	$17,649	$49,940	61	$(18,187)	$(2,413)	$47,432	$(12)	$47,419
Issuance of shares under stock plans	—	1	1	115	—	—	(40)	—	75	—	75
Stock-based compensation	—	—	—	68	—	—	—	—	68	—	68
Dividends declared ($0.39 per share)	—	—	—	—	(149)	—	—	—	(149)	—	(149)
Net income/(loss)	6	—	—	—	1,630	—	—	—	1,630	(6)	1,624
Other comprehensive items	6	—	—	—	—	—	—	(63)	(63)	(1)	(64)
Contributions from (distributions to) noncontrolling interests	—	—	—	—	—	—	—	—	—	(1)	(1)
Excise tax from stock repurchases	—	—	—	—	—	—	1	—	1	—	1
Balance at September 28, 2024	$127	444	$444	$17,831	$51,421	61	$(18,227)	$(2,477)	$48,992	$(20)	$48,972

		Three months ended September 30, 2023
Balance at July 1, 2023	$113	441	$441	$17,030	$44,289	55	$(15,084)	$(2,924)	$43,752	$50	$43,802
Issuance of shares under stock plans	—	1	1	68	—	1	(37)	—	32	—	32
Stock-based compensation	—	—	—	67	—	—	—	—	67	—	67
Dividends declared ($0.35 per share)	—	—	—	—	(135)	—	—	—	(135)	—	(135)
Net income/(loss)	6	—	—	—	1,715	—	—	—	1,715	(26)	1,689
Other comprehensive items	(1)	—	—	—	—	—	—	(103)	(103)	(5)	(108)
Contributions from (distributions to) noncontrolling interests	—	—	—	—	—	—	—	—	—	(1)	(1)
Balance at September 30, 2023	$118	442	$442	$17,165	$45,869	56	$(15,121)	$(3,027)	$45,328	$18	$45,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND EQUITY (Continued)
(Unaudited)

	Redeemable Noncontrolling Interest	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Total Thermo Fisher Scientific Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
(In millions)		Shares	Amount			Shares	Amount

		Nine months ended September 28, 2024
Balance at December 31, 2023	$118	442	$442	$17,286	$47,364	56	$(15,133)	$(3,224)	$46,735	$(11)	$46,724
Issuance of shares under stock plans	—	1	1	324	—	—	(66)	—	259	—	259
Stock-based compensation	—	—	—	222	—	—	—	—	222	—	222
Purchases of company common stock	—	—	—	—	—	6	(3,000)	—	(3,000)	—	(3,000)
Dividends declared ($1.17 per share)	—	—	—	—	(448)	—	—	—	(448)	—	(448)
Net income/(loss)	16	—	—	—	4,505	—	—	—	4,505	(7)	4,498
Other comprehensive items	—	—	—	—	—	—	—	747	747	—	747
Contributions from (distributions to) noncontrolling interest	(7)	—	—	—	—	—	—	—	—	(1)	(1)
Excise tax from stock repurchases	—	—	—	—	—	—	(27)	—	(27)	—	(27)
Balance at September 28, 2024	$127	444	$444	$17,831	$51,421	61	$(18,227)	$(2,477)	$48,992	$(20)	$48,972

		Nine months ended September 30, 2023
Balance at December 31, 2022	$116	441	$441	$16,743	$41,910	50	$(12,017)	$(3,099)	$43,978	$54	$44,032
Issuance of shares under stock plans	—	1	1	205	—	1	(75)	—	131	—	131
Stock-based compensation	—	—	—	217	—	—	—	—	217	—	217
Purchases of company common stock	—	—	—	—	—	5	(3,000)	—	(3,000)	—	(3,000)
Dividends declared ($1.05 per share)	—	—	—	—	(406)	—	—	—	(406)	—	(406)
Net income/(loss)	14	—	—	—	4,365	—	—	—	4,365	(30)	4,335
Other comprehensive items	(5)	—	—	—	—	—	—	72	72	(5)	67
Contributions from (distributions to) noncontrolling interest	(7)	—	—	—	—	—	—	—	—	(1)	(1)
Excise tax from stock repurchases	—	—	—	—	—	—	(29)	—	(29)	—	(29)
Balance at September 30, 2023	$118	442	$442	$17,165	$45,869	56	$(15,121)	$(3,027)	$45,328	$18	$45,346

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
Interim Financial Statements
The interim condensed consolidated financial statements presented herein have been prepared by the company, are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at September 28, 2024, the results of operations for the three- and nine-month periods ended September 28, 2024 and September 30, 2023, and the cash flows for the nine-month periods ended September 28, 2024 and September 30, 2023. Interim results are not necessarily indicative of results for a full year.
The condensed consolidated balance sheet presented as of December 31, 2023, has been derived from the audited consolidated financial statements as of that date. The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain all information that is included in the annual financial statements and notes thereto of the company. The condensed consolidated financial statements and notes included in this report should be read in conjunction with the 2023 financial statements and notes included in the company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC). Certain reclassifications of prior year amounts have been made to conform to the current year presentation.
Note 1 to the consolidated financial statements for 2023 describes the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no material changes in the company’s significant accounting policies during the nine months ended September 28, 2024.
Amounts and percentages reported within these condensed consolidated financial statements are presented and calculated based on underlying unrounded amounts. As a result, the sum of components may not equal corresponding totals due to rounding.
Inventories
The components of inventories are as follows:

(In millions)	September 28, 2024	December 31, 2023
Raw materials	$1,958	$2,057
Work in process	902	705
Finished goods	2,570	2,326
Inventories	$5,430	$5,088
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
The components of the preliminary purchase price and net assets acquired are as follows:

(In millions)	Olink
Purchase price
Cash paid	$3,215
Purchase price payable	28
Cash acquired	(97)
$3,146

Net assets acquired
Definite-lived intangible assets
Customer relationships	$710
Product technology	184
Tradenames	97
Goodwill	2,263
Net tangible assets	73
Deferred tax assets (liabilities)	(181)
$3,146
The weighted-average amortization periods for definite-lived intangible assets acquired in 2024 are 19 years for customer relationships, 15 years for product technology, and 15 years for tradenames. The weighted-average amortization period for definite-lived intangible assets acquired in 2024 is 18 years.

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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3.    Revenues and Contract-related Balances
Disaggregated Revenues
Revenues by type are as follows:

	Three months ended		Nine months ended
(In millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Revenues
Consumables	$4,379	$4,289	$13,070	$13,228
Instruments	1,769	1,868	5,196	5,604
Services	4,450	4,417	13,218	13,139
Consolidated revenues	$10,598	$10,574	$31,484	$31,971
Revenues by geographic region based on customer location are as follows:

	Three months ended		Nine months ended
(In millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Revenues
North America	$5,591	$5,668	$16,640	$17,160
Europe	2,686	2,643	7,968	7,898
Asia-Pacific	1,923	1,913	5,755	5,801
Other regions	397	350	1,122	1,112
Consolidated revenues	$10,598	$10,574	$31,484	$31,971
Each reportable segment earns revenues from consumables, instruments and services in North America, Europe, Asia-Pacific and other regions. See Note 4 for revenues by reportable segment and other geographic data.
Remaining Performance Obligations
The aggregate amount of the transaction price allocated to the remaining performance obligations for all open customer contracts as of September 28, 2024, was $25.30 billion. The company will recognize revenues for these performance obligations as they are satisfied, approximately 52% of which is expected to occur within the next twelve months. Amounts expected to occur thereafter generally relate to contract manufacturing, clinical research and extended warranty service agreements, which typically have durations of three to five years.
Contract-related Balances
Noncurrent contract assets and noncurrent contract liabilities are included within other assets and other long-term liabilities in the accompanying balance sheet, respectively. Contract asset and liability balances are as follows:

(In millions)	September 28, 2024	December 31, 2023
Current contract assets, net	$1,541	$1,443
Noncurrent contract assets, net	8	4
Current contract liabilities	2,663	2,689
Noncurrent contract liabilities	1,428	1,499
In the three and nine months ended September 28, 2024, the company recognized revenues of $0.36 billion and $2.36 billion, respectively, that were included in the contract liabilities balance at December 31, 2023. In the three and nine months ended September 30, 2023, the company recognized revenues of $0.35 billion and $2.32 billion, respectively, that were included in the contract liabilities balance at December 31, 2022.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4.    Business Segment and Geographical Information
Business Segment Information

	Three months ended		Nine months ended
	September 28,	September 30,	September 28,	September 30,
(In millions)	2024	2023	2024	2023
Revenues
Life Sciences Solutions	$2,387	$2,433	$7,027	$7,508
Analytical Instruments	1,808	1,754	5,277	5,226
Specialty Diagnostics	1,129	1,083	3,355	3,300
Laboratory Products and Biopharma Services	5,740	5,728	17,221	17,322
Eliminations	(467)	(424)	(1,397)	(1,385)
Consolidated revenues	10,598	10,574	31,484	31,971

Segment Income
Life Sciences Solutions	845	872	2,551	2,525
Analytical Instruments	451	468	1,289	1,321
Specialty Diagnostics	293	283	886	860
Laboratory Products and Biopharma Services	773	937	2,262	2,554
Subtotal reportable segments	2,362	2,560	6,987	7,260
Cost of revenues adjustments	(9)	(14)	(25)	(73)
Selling, general and administrative expenses adjustments	(21)	(14)	24	(28)
Restructuring and other costs	(45)	(84)	(151)	(379)
Amortization of acquisition-related intangible assets	(450)	(584)	(1,514)	(1,775)
Consolidated operating income	1,838	1,864	5,321	5,005
Interest income	277	246	851	570
Interest expense	(356)	(359)	(1,073)	(985)
Other income/(expense)	(16)	14	(2)	(32)
Consolidated income before taxes	$1,742	$1,765	$5,096	$4,558
Cost of revenues adjustments included in the above table consist of charges for the sale of inventories revalued at the date of acquisition, inventory write-downs associated with large-scale abandonment of product lines, and accelerated depreciation on manufacturing assets to be abandoned due to facility consolidations. Selling, general and administrative expenses adjustments included in the above table consist of third-party transaction/integration costs related to recent acquisitions, charges/credits for changes in estimates of contingent acquisition consideration, charges associated with product liability litigation, and accelerated depreciation on fixed assets to be abandoned due to facility consolidations.
Geographical Information
Revenues by country based on customer location are as follows:

	Three months ended		Nine months ended
(In millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Revenues
United States	$5,406	$5,490	$16,075	$16,608
Other	5,192	5,084	15,409	15,363
Consolidated revenues	$10,598	$10,574	$31,484	$31,971

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5.    Income Taxes
The provision for income taxes in the accompanying statements of income differs from the provision calculated by applying the statutory federal income tax rate to income before provision for income taxes due to the following:

	Nine months ended
(In millions)	September 28, 2024	September 30, 2023
Statutory federal income tax rate	21%	21%
Provision for income taxes at statutory rate	$1,070	$957
Increases (decreases) resulting from:
Foreign rate differential	(93)	(176)
Income tax credits	(207)	(217)
Global intangible low-taxed income	90	66
Foreign-derived intangible income	(73)	(104)
Excess tax benefits from stock options and restricted stock units	(64)	(60)
Provision for (reversal of) tax reserves, net	216	9
Intra-entity transfers	(102)	(144)
Foreign exchange loss on inter-company debt refinancing	—	(112)
Provision for (reversal of) valuation allowances, net	(161)	(44)
Withholding taxes	10	22
Tax return reassessments and settlements	(130)	(63)
State income taxes, net of federal tax	50	45
Equity method investments	(48)	(9)
Other, net	(51)	(19)
Provision for income taxes	$507	$151
During the first nine months of 2024, the company recorded a tax reserve and associated interest of $240 million related to the settlement of international tax audits for tax years 2009 through 2016, which were settled in the third quarter of 2024. The company also recorded tax benefits of $307 million, primarily in jurisdictions where the deferred tax assets are now expected to be realized due to forecasted income. These benefits were partially offset by tax provisions primarily associated with disallowed interest expense that is not expected to be realized.
During the third quarter of 2023, the company released a valuation allowance of $183 million in jurisdictions where the deferred tax assets are now expected to be realized. In the first nine months of 2023, the company also recorded a tax benefit of $91 million, net of related tax expenses, from a foreign exchange loss on an intercompany debt refinancing transaction, as well as a $144 million tax benefit resulting from a capital loss generated as part of an intra-entity transaction.
The company has operations and a taxable presence in approximately 70 countries outside the U.S. The company's effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate.
Unrecognized Tax Benefits
As of September 28, 2024, the company had $0.52 billion of unrecognized tax benefits substantially all of which, if recognized, would reduce the effective tax rate. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(In millions)	2024
Balance at beginning of year	$540
Additions for tax positions of current year	9
Additions for tax positions of prior years	220
Reductions for tax positions of prior years	(46)
Settlements	(199)
Balance at end of period	$524

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6.    Earnings per Share

	Three months ended		Nine months ended
	September 28,	September 30,	September 28,	September 30,
(In millions except per share amounts)	2024	2023	2024	2023
Net income attributable to Thermo Fisher Scientific Inc.	$1,630	$1,715	$4,505	$4,365

Basic weighted average shares	382	386	382	386
Plus effect of: stock options and restricted stock units	1	2	1	2
Diluted weighted average shares	384	388	383	388

Basic earnings per share	$4.26	$4.44	$11.79	$11.31
Diluted earnings per share	$4.25	$4.42	$11.75	$11.25

Antidilutive stock options excluded from diluted weighted average shares	2	2	2	2
Note 7.    Debt and Other Financing Arrangements

	Effective interest rate at September 28,	September 28,	December 31,
(Dollars in millions)	2024	2024	2023

0.75% 8-Year Senior Notes, Due 9/12/2024 (euro-denominated)		—	1,104
1.215% 3-Year Senior Notes, Due 10/18/2024	1.39%	2,500	2,500
0.125% 5.5-Year Senior Notes, Due 3/1/2025 (euro-denominated)	0.41%	893	883
2.00% 10-Year Senior Notes, Due 4/15/2025 (euro-denominated)	2.09%	714	706
0.853% 3-Year Senior Notes, Due 10/20/2025 (Japanese yen-denominated)	1.05%	157	158
0.00% 4-Year Senior Notes, Due 11/18/2025 (euro-denominated)	0.15%	614	607
3.20% 3-Year Senior Notes, Due 1/21/2026 (euro-denominated)	3.38%	558	552
1.40% 8.5-Year Senior Notes, Due 1/23/2026 (euro-denominated)	1.53%	781	773
4.953% 3-Year Senior Notes, Due 8/10/2026	5.18%	600	600
5.00% 3-Year Senior Notes, Due 12/5/2026	5.25%	1,000	1,000
1.45% 10-Year Senior Notes, Due 3/16/2027 (euro-denominated)	1.65%	558	552
1.75% 7-Year Senior Notes, Due 4/15/2027 (euro-denominated)	1.97%	670	662
1.054% 5-Year Senior Notes, Due 10/20/2027 (Japanese yen-denominated)	1.18%	203	205
4.80% 5-Year Senior Notes, Due 11/21/2027	5.00%	600	600
0.50% 8.5-Year Senior Notes, Due 3/1/2028 (euro-denominated)	0.77%	893	883
1.6525% 4-Year Senior Notes, Due 3/7/2028 (Swiss franc-denominated)	1.79%	393	—
0.77% 5-Year Senior Notes, Due 9/6/2028 (Japanese yen-denominated)	0.90%	204	206
1.375% 12-Year Senior Notes, Due 9/12/2028 (euro-denominated)	1.46%	670	662
1.75% 7-Year Senior Notes, Due 10/15/2028	1.89%	700	700
5.00% 5-Year Senior Notes, Due 1/31/2029	5.24%	1,000	1,000
1.95% 12-Year Senior Notes, Due 7/24/2029 (euro-denominated)	2.08%	781	773
2.60% 10-Year Senior Notes, Due 10/1/2029	2.74%	900	900
1.279% 7-Year Senior Notes, Due 10/19/2029 (Japanese yen-denominated)	1.44%	33	33
4.977% 7-Year Senior Notes, Due 8/10/2030	5.12%	750	750
0.80% 9-Year Senior Notes, Due 10/18/2030 (euro-denominated)	0.89%	1,953	1,932
0.875% 12-Year Senior Notes, Due 10/1/2031 (euro-denominated)	1.13%	1,005	993
2.00% 10-Year Senior Notes, Due 10/15/2031	2.23%	1,200	1,200
1.8401% 8-Year Senior Notes, Due 3/8/2032 (Swiss franc-denominated)	1.92%	494	—

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Effective interest rate at September 28,	September 28,	December 31,
(Dollars in millions)	2024	2024	2023

2.375% 12-Year Senior Notes, Due 4/15/2032 (euro-denominated)	2.55%	670	662
1.49% 10-Year Senior Notes, Due 10/20/2032 (Japanese yen-denominated)	1.60%	44	45
4.95% 10-Year Senior Notes, Due 11/21/2032	5.09%	600	600
5.086% 10-Year Senior Notes, Due 8/10/2033	5.20%	1,000	1,000
1.125% 12-Year Senior Notes, Due 10/18/2033 (euro-denominated)	1.20%	1,674	1,656
5.20% 10-Year Senior Notes, Due 1/31/2034	5.34%	500	500
3.65% 12-Year Senior Notes, Due 11/21/2034 (euro-denominated)	3.76%	837	828
1.50% 12-Year Senior Notes, Due 9/6/2035 (Japanese yen-denominated)	1.58%	151	152
2.0375% 12-Year Senior Notes, Due 3/7/2036 (Swiss franc-denominated)	2.10%	387	—
2.875% 20-Year Senior Notes, Due 7/24/2037 (euro-denominated)	2.94%	781	773
1.50% 20-Year Senior Notes, Due 10/1/2039 (euro-denominated)	1.73%	1,005	993
2.80% 20-Year Senior Notes, Due 10/15/2041	2.90%	1,200	1,200
1.625% 20-Year Senior Notes, Due 10/18/2041 (euro-denominated)	1.77%	1,395	1,380
2.069% 20-Year Senior Notes, Due 10/20/2042 (Japanese yen-denominated)	2.13%	103	104
5.404% 20-Year Senior Notes, Due 8/10/2043	5.50%	600	600
2.02% 20-Year Senior Notes, Due 9/6/2043 (Japanese yen-denominated)	2.06%	204	206
5.30% 30-Year Senior Notes, Due 2/1/2044	5.37%	400	400
4.10% 30-Year Senior Notes, Due 8/15/2047	4.23%	750	750
1.875% 30-Year Senior Notes, Due 10/1/2049 (euro-denominated)	1.98%	1,116	1,104
2.00% 30-Year Senior Notes, Due 10/18/2051 (euro-denominated)	2.07%	837	828
2.382% 30-Year Senior Notes, Due 10/18/2052 (Japanese yen-denominated)	2.43%	234	236
Other		78	77
Total borrowings at par value		35,390	35,028
Unamortized discount		(104)	(113)
Unamortized debt issuance costs		(173)	(188)
Total borrowings at carrying value		35,113	34,727
Finance lease liabilities		200	190
Less: Short-term obligations and current maturities		4,116	3,609
Long-term obligations		$31,197	$31,308
The effective interest rates for the fixed-rate debt include the stated interest on the notes, the accretion of any discounts/premiums and the amortization of any debt issuance costs.
See Note 10 for fair value information pertaining to the company’s long-term borrowings.
Credit Facilities
The company has a revolving credit facility (the Facility) with a bank group that provides for up to $5.00 billion of unsecured multi-currency revolving credit. The Facility expires on January 7, 2027. The revolving credit agreement calls for interest at either a Term Secured Overnight Financing Rate (SOFR), a Euro Interbank Offered Rate (EURIBOR)-based rate (for funds drawn in euro), or a rate based on the prime lending rate of the agent bank, at the company’s option. The agreement contains affirmative, negative and financial covenants, and events of default customary for facilities of this type. The covenants in the Facility include a Consolidated Net Interest Coverage Ratio (Consolidated EBITDA to Consolidated Net Interest Expense), as such terms are defined in the Facility. Specifically, the company has agreed that, so long as any lender has any commitment under the Facility, any letter of credit is outstanding under the Facility, or any loan or other obligation is outstanding under the Facility, it will maintain a minimum Consolidated Net Interest Coverage Ratio of 3.5:1.0 as of the last day of any fiscal quarter. As of September 28, 2024, no borrowings were outstanding under the Facility, although available capacity was reduced by immaterial outstanding letters of credit.

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
Senior Notes
Interest is payable annually on the euro and Swiss franc-denominated fixed rate senior notes and semi-annually on all other senior notes. Each of the U.S. dollar and euro-denominated fixed rate senior notes and Japanese yen-denominated private placement notes may be redeemed at a redemption price of 100% of the principal amount plus a specified make-whole premium and accrued interest, together with swap breakage costs payable to holders of Japanese yen-denominated private placement notes who have entered into cross-currency swap agreements. The company is subject to certain affirmative and negative covenants under the indentures and note purchase agreement governing the senior notes, the most restrictive of which limits the ability of the company to pledge certain property and assets as security under borrowing arrangements. The company was in compliance with all covenants related to its senior notes at September 28, 2024.
Thermo Fisher Scientific (Finance I) B.V. (Thermo Fisher International), a wholly-owned finance subsidiary of the company, issued each of the following notes outstanding as of September 28, 2024, included in the table above (collectively, the “Euronotes”) in registered public offerings: the 0.00% Senior Notes due 2025, the 0.80% Senior Notes due 2030, the 1.125% Senior Notes due 2033, the 1.625% Senior Notes due 2041, and the 2.00% Senior Notes due 2051. The company has fully and unconditionally guaranteed all of Thermo Fisher International’s obligations under the Euronotes and all of Thermo Fisher International’s other debt securities, and no other subsidiary of the company will guarantee these obligations. Thermo Fisher International is a “finance subsidiary” as defined in Rule 13-01(a)(4)(vi) of the Exchange Act, with no assets or operations other than those related to the issuance, administration and repayment of the Euronotes and other debt securities issued by Thermo Fisher International from time to time. The financial condition, results of operations and cash flows of Thermo Fisher International are consolidated in the financial statements of the company.
Note 8.    Commitments and Contingencies
Environmental Matters
The company is currently involved in various stages of investigation and remediation related to environmental matters. The company cannot predict all potential costs related to environmental remediation matters and the possible impact on future operations given the uncertainties regarding the extent of the required cleanup, the complexity and interpretation of applicable laws and regulations, the varying costs of alternative cleanup methods and the extent of the company’s responsibility. Expenses for environmental remediation matters related to the costs of installing, operating and maintaining groundwater-treatment systems and other remedial activities related to historical environmental contamination at the company’s domestic and international facilities were not material in any period presented. At September 28, 2024, there have been no material changes to the accruals for pending environmental-related matters disclosed in the company’s 2023 financial statements and notes included in the company’s Annual Report on Form 10-K. While management believes the accruals for environmental remediation are adequate based on current estimates of remediation costs, the company may be subject to additional remedial or compliance costs due to future events such as changes in existing laws and regulations, changes in agency direction or enforcement policies, developments in remediation technologies or changes in the conduct of the company’s operations, which could have a material adverse effect on the company’s financial position, results of operations and cash flows.
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
Product Liability, Workers Compensation and Other Personal Injury Matters
The company is involved in various proceedings and litigation that arise from time to time in connection with product liability, workers compensation and other personal injury matters. At September 28, 2024, there have been no material changes to the accruals for pending product liability, workers compensation, and other personal injury matters disclosed in the company’s 2023 financial statements and notes included in the company’s Annual Report on Form 10-K. Although the company believes that the amounts accrued and estimated insurance recoveries are probable and appropriate based on available information, including actuarial studies of loss estimates, the process of estimating losses and insurance recoveries involves a considerable degree of judgment by management and the ultimate amounts could vary, which could have a material adverse effect on the company’s results of operations, financial position, and cash flows. Insurance contracts do not relieve the company of its primary obligation with respect to any losses incurred. The collectability of amounts due from its insurers is subject to the solvency and willingness of the insurer to pay, as well as the legal sufficiency of the insurance claims. Management monitors the payment history as well as the financial condition and ratings of its insurers on an ongoing basis.
Note 9.    Comprehensive Income/(Loss) and Shareholders' Equity
Comprehensive Income/(Loss)
Changes in each component of accumulated other comprehensive income/(loss), net of tax, are as follows:

(In millions)	Currency translation adjustment	Unrealized gains/(losses) on available-for-sale debt securities	Unrealized gains/(losses) on hedging instruments	Pension and other postretirement benefit liability adjustment	Total
	Three months ended September 28, 2024
Balance at June 29, 2024	$(2,133)	$(1)	$(26)	$(253)	$(2,413)
Other comprehensive income/(loss) before reclassifications	(54)	—	—	(5)	(59)
Amounts reclassified from accumulated other comprehensive income/(loss)	(6)	—	1	—	(5)
Net other comprehensive income/(loss)	(60)	—	1	(5)	(63)
Balance at September 28, 2024	$(2,193)	$(1)	$(26)	$(258)	$(2,477)

	Nine months ended September 28, 2024
Balance at December 31, 2023	$(2,941)	$—	$(28)	$(255)	$(3,224)
Other comprehensive income/(loss) before reclassifications	749	(1)	—	(4)	744
Amounts reclassified from accumulated other comprehensive income/(loss)	—	—	2	2	4
Net other comprehensive income/(loss)	749	(1)	2	(3)	747
Balance at September 28, 2024	$(2,193)	$(1)	$(26)	$(258)	$(2,477)

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 10.    Fair Value Measurements and Fair Value of Financial Instruments
Fair Value Measurements
The following tables present information about the company’s financial assets and liabilities measured at fair value on a recurring basis:

	September 28,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
(In millions)	2024	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$1,609	$1,609	$—	$—
Bank time deposits	2,000	2,000	—	—
Investments	45	19	—	26
Insurance contracts	239	—	239	—
Derivative contracts	93	—	93	—
Total assets	$3,987	$3,629	$333	$26

Liabilities
Derivative contracts	$202	$—	$202	$—
Contingent consideration	8	—	—	8
Total liabilities	$210	$—	$202	$8

	December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
(In millions)	2023	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$5,021	$5,021	$—	$—
Bank time deposits	3	3	—	—
Investments	20	20	—	—
Insurance contracts	210	—	210	—
Derivative contracts	8	—	8	—
Total assets	$5,262	$5,044	$218	$—

Liabilities
Derivative contracts	$290	$—	$290	$—
Contingent consideration	87	—	—	87
Total liabilities	$377	$—	$290	$87
The company determines the fair value of its insurance contracts by obtaining the cash surrender value of the contracts from the issuer. The fair value of derivative contracts is the estimated amount that the company would receive/pay upon liquidation of the contracts, taking into account the change in interest rates and currency exchange rates. The company initially measures the fair value of acquisition-related contingent consideration based on amounts expected to be transferred (probability-weighted) discounted to present value. Changes to the fair values of contingent consideration are recorded in selling, general and administrative expense. The company determines the fair value of its investments by considering factors such as financial position, operating results and cash flows of the investee; recent transactions in the same or similar securities; significant recent events affecting the investee; the price paid by Thermo Fisher; among others.
In the three- and nine-month periods ended September 28, 2024, the company recorded $(4) million and $7 million, respectively, of net gains/(losses) on investments, which are included in other income/(expense) in the accompanying statements of income. In the three- and nine-month periods ended September 30, 2023, the company recorded $11 million and $(33) million, respectively, of net gains/(losses) on investments, which are included in other income/(expense) in the accompanying statements of income.

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

	Three months ended		Nine months ended
	September 28,	September 30,	September 28,	September 30,
(In millions)	2024	2023	2024	2023
Contingent consideration
Beginning balance	$12	$90	$87	$174
Acquisitions (including assumed balances)	—	—	—	1
Payments	—	(5)	(2)	(63)
Changes in fair value included in earnings	(4)	(4)	(78)	(31)
Ending balance	$8	$81	$8	$81
The following table provides a rollforward of investments classified as level 3:

	Three months ended	Nine months ended
	September 28,	September 28,
(In millions)	2024	2024
Investments
Beginning balance	$—	$—
Purchases	26	26
Ending balance	$26	$26
Derivative Contracts
The following table provides the aggregate notional value of outstanding derivative contracts.

(In millions)	September 28, 2024	December 31, 2023
Notional amount
Cross-currency interest rate swaps designated as net investment hedge - euro	$1,000	$1,000
Cross-currency interest rate swaps designated as net investment hedge - Japanese yen	4,650	4,650
Cross-currency interest rate swaps designated as net investment hedge - Swiss franc	2,500	2,500
Currency exchange contracts	1,531	1,567
While certain derivatives are subject to netting arrangements with counterparties, the company does not offset derivative assets and liabilities within the balance sheet. The following tables present the fair value of derivative instruments in the accompanying balance sheets and statements of income.

	Fair value – assets		Fair value – liabilities
	September 28,	December 31,	September 28,	December 31,
(In millions)	2024	2023	2024	2023
Derivatives designated as hedging instruments
Cross-currency interest rate swaps (a)	$91	$5	$200	$287
Derivatives not designated as hedging instruments
Currency exchange contracts (b)	2	3	2	3
Total derivatives	$93	$8	$202	$290
(a)    The fair value of the cross-currency interest rate swaps is included in the accompanying balance sheet under the caption other assets or other long-term liabilities.
(b)    The fair value of the currency exchange contracts is included in the accompanying balance sheet under the captions other current assets or other accrued expenses.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Gain (loss) recognized
	Three months ended		Nine months ended
	September 28,	September 30,	September 28,	September 30,
(In millions)	2024	2023	2024	2023

Derivatives designated as cash flow hedges
Interest rate swaps
Amount reclassified from accumulated other comprehensive items to interest expense	$(1)	$(1)	$(3)	$(6)
Financial instruments designated as net investment hedges
Foreign currency-denominated debt and other payables
Included in currency translation adjustment within other comprehensive items	(488)	364	(127)	158
Cross-currency interest rate swaps
Included in currency translation adjustment within other comprehensive items	(566)	(56)	171	(6)
Included in interest expense	67	35	200	68
Derivatives not designated as hedging instruments
Currency exchange contracts
Included in cost of product revenues	(6)	2	1	(1)
Included in other income/(expense)	15	(6)	5	(8)
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
Fair Value of Other Financial Instruments
The carrying value and fair value of the company’s debt instruments are as follows:

	September 28, 2024		December 31, 2023
	Carrying	Fair	Carrying	Fair
(In millions)	value	value	value	value
Senior notes	$35,035	$32,959	$34,650	$32,191
Other	78	78	77	77
	$35,113	$33,037	$34,727	$32,268
The fair value of debt instruments, excluding private placement notes, was determined based on quoted market prices and on borrowing rates available to the company at the respective period ends, which represent level 2 measurements. The fair value of private placement notes was determined based on internally developed pricing models and unobservable inputs, which represent level 3 measurements.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 11.    Supplemental Cash Flow Information

	Nine months ended
(In millions)	September 28, 2024	September 30, 2023
Non-cash investing and financing activities
Acquired but unpaid property, plant and equipment	$190	$207
Declared but unpaid dividends	151	137
Issuance of stock upon vesting of restricted stock units	183	198
Excise tax from stock repurchases	27	29
Cash, cash equivalents and restricted cash is included in the accompanying balance sheet as follows:

(In millions)	September 28, 2024	December 31, 2023
Cash and cash equivalents	$4,645	$8,077
Restricted cash included in other current assets	11	6
Restricted cash included in other assets	15	14
Cash, cash equivalents and restricted cash	$4,670	$8,097
Amounts included in restricted cash primarily represent funds held as collateral for bank guarantees, pension related deposits, and incoming cash in China awaiting government administrative clearance.
Note 12.    Restructuring and Other Costs
In the first nine months of 2024, restructuring and other costs primarily included continuing charges for headcount reductions and facility consolidations in an effort to streamline operations, impairment of long-lived assets, and, to a lesser extent, net charges for pre-acquisition litigation and other matters. In 2024, severance actions associated with facility consolidations and cost reduction measures affected approximately 2% of the company’s workforce.
As of November 1, 2024, the company has identified restructuring actions that it expects will result in additional charges of approximately $310 million, primarily in 2024, and expects to identify additional actions in future periods which will be recorded when specified criteria are met, such as communication of benefit arrangements or when the costs have been incurred.
Restructuring and other costs by segment are as follows:

	Three months ended	Nine months ended
(In millions)	September 28, 2024	September 28, 2024
Life Sciences Solutions	$10	$26
Analytical Instruments	(8)	2
Specialty Diagnostics	7	12
Laboratory Products and Biopharma Services	36	107
Corporate	—	4
	$45	$151
The following table summarizes the changes in the company’s accrued restructuring balance, which is included in other accrued expenses in the accompanying balance sheet. Other amounts reported as restructuring and other costs in the accompanying statements of income have been summarized in the notes to the table.

(In millions)	Total (a)
Balance at December 31, 2023	$60
Net restructuring charges incurred in 2024 (b) (c)	77
Payments	(84)
Balance at September 28, 2024	$53
(a)The movements in the restructuring liability principally consist of severance and other costs associated with facility consolidations.
(b)Excludes $74 million of net charges, principally $54 million of charges for impairment of long-lived assets in the Laboratory Products and Biopharma Services and Life Sciences Solutions segments.
(c)Excludes $13 million of charges in the Laboratory Products and Biopharma Services segment for impairments of a disposal group that was held for sale beginning in the third quarter of 2023. The loss attributable to Thermo Fisher Scientific Inc. was reduced by $6 million attributable to a noncontrolling interest.
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
Consolidated Results

	Three months ended				Nine months ended
	September 28,	September 30,			September 28,	September 30,
(Dollars in millions except per share amounts)	2024	2023	Change		2024	2023	Change
Revenues	$10,598	$10,574	0%		$31,484	$31,971	(2)%
GAAP operating income	1,838	1,864	(1)%		5,321	5,005	6%
GAAP operating income margin	17.3%	17.6%	(0.3)	pt	16.9%	15.7%	1.2	pt
Adjusted operating income (non-GAAP measure)	2,362	2,560	(8)%		6,987	7,260	(4)%
Adjusted operating income margin (non-GAAP measure)	22.3%	24.2%	(1.9)	pt	22.2%	22.7%	(0.5)	pt
GAAP diluted earnings per share attributable to Thermo Fisher Scientific Inc.	4.25	4.42	(4)%		11.75	11.25	4%
Adjusted earnings per share (non-GAAP measure)	5.28	5.69	(7)%		15.76	15.87	(1)%

THERMO FISHER SCIENTIFIC INC.
Organic Revenue Growth

	Three months ended	Nine months ended
	September 28, 2024	September 28, 2024
Revenue growth	0%	(2)%
Impact of acquisitions	1%	0%
Impact of currency translation	0%	0%
Organic revenue growth (non-GAAP measure)	0%	(2)%
Since 2020, the Life Sciences Solutions and Specialty Diagnostics segments as well as the laboratory products business have supported COVID-19 diagnostic testing. Additionally, our pharma services business has provided our pharma and biotech customers with the services they needed to develop and produce vaccines and therapies globally. Since the company’s acquisition of PPD in December 2021, the clinical research business has continued to play a leading role in supporting the clinical trials for COVID-19 vaccines and therapies. These positive impacts are expected to continue at much lower levels in 2024 as customer testing as well as therapy and vaccine demand declines. Sales of products related to COVID-19 testing were $0.03 billion and $0.05 billion in the third quarter of 2024 and 2023, respectively, and $0.08 billion and $0.27 billion in the first nine months of 2024 and 2023, respectively.
During the third quarter of 2024, revenues from pharma and biotech customers declined due to reduced demand for our products and services that support COVID-19 vaccines and therapies as well as a more muted macroeconomic environment, partially offset through strong commercial execution. Revenues in the academic and government market grew due to strong demand for electron microscopes and lab products. Revenue from the industrial and applied customers grew due to demand for electron microscopes. The diagnostics and healthcare market was flat. During the third quarter of 2024, sales growth was flat in Europe and Asia-Pacific, including China. Sales in North America declined. Sales in every region were impacted from decreased demand for COVID-19 related products, as well as a challenging macroeconomic environment. Contributions to organic revenue during the third quarter of 2024 from the Analytical Instruments and Specialty Diagnostics segments were offset by declines in the Life Sciences Solutions segment.
During the first nine months of 2024, all of our end markets were negatively impacted by a more muted macroeconomic environment and low economic activity in China. Revenues from pharma and biotech and diagnostics and healthcare customers declined due to demand for COVID-19 related products and services. Revenues in the academic and government market were flat. Revenues in the industrial and applied market increased slightly. During the first nine months of 2024, sales were flat in Europe and Asia-Pacific, including China. Sales in North America declined due to decreased demand for COVID-19 related products. Contributions to organic revenue during the first nine months of 2024 from the Analytical Instruments and Specialty Diagnostics segments were more than offset by declines in the Life Sciences Solutions and Laboratory Products and Biopharma Services segments.
The company continues to execute its proven growth strategy which consists of three pillars:
•High-impact innovation,
•Our trusted partner status with customers, and
•Our unparalleled commercial engine.
GAAP operating income margin and adjusted operating income margin decreased in the third quarter of 2024 due primarily to unfavorable business mix and strategic investments, partially offset by productivity improvements. GAAP operating income margin in the third quarter of 2024 also benefited from lower amortization expense.
GAAP operating income margin and adjusted operating income margin decreased in the first nine months of 2024 due primarily to unfavorable business mix, partially offset by productivity improvements. The decreases in GAAP operating income margin during the first nine months of 2024 were more than offset by lower levels of restructuring and other charges incurred for headcount reductions and facility consolidations in an effort to streamline operations (Note 12) and lower levels of amortization expense.
The company’s references to strategic investments generally refer to targeted spending for enhancing commercial capabilities, including expansion of geographic sales reach and e-commerce platforms, marketing initiatives, expanded service and operational infrastructure, research and development projects and other expenditures to enhance the customer experience, as well as incentive compensation and recognition for employees. The company’s references throughout this discussion to productivity improvements generally refer to improved cost efficiencies from its Practical Process Improvement (PPI) business system to address inflation, including reduced costs resulting from implementing continuous improvement methodologies, global sourcing initiatives, a lower cost structure following restructuring actions including headcount reductions and consolidation of facilities, and low cost region manufacturing.

THERMO FISHER SCIENTIFIC INC.
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

	Three months ended		Nine months ended
	September 28,	September 30,	September 28,	September 30,
(Dollars in millions)	2024	2023	2024	2023
Revenues
Life Sciences Solutions	$2,387	$2,433	$7,027	$7,508
Analytical Instruments	1,808	1,754	5,277	5,226
Specialty Diagnostics	1,129	1,083	3,355	3,300
Laboratory Products and Biopharma Services	5,740	5,728	17,221	17,322
Eliminations	(467)	(424)	(1,397)	(1,385)
Consolidated revenues	$10,598	$10,574	$31,484	$31,971
Life Sciences Solutions

	Three months ended						Organic (non-GAAP measure)
(Dollars in millions)	September 28, 2024	September 30, 2023	Total Change		Currency Translation	Acquisitions/ Divestitures
Revenues	$2,387	$2,433	(2)%		0%	2%	(4)%
Segment income	845	872	(3)%
Segment income margin	35.4%	35.9%	(0.5)	pt
The decrease in organic revenues in the third quarter of 2024 was primarily due to moderation in COVID-19 related revenue. The decrease in segment income margin resulted primarily from unfavorable volume mix, partially offset by strong productivity improvements.

	Nine months ended						Organic (non-GAAP measure)
(Dollars in millions)	September 28, 2024	September 30, 2023	Total Change		Currency Translation	Acquisitions/ Divestitures
Revenues	$7,027	$7,508	(6)%		0%	1%	(6)%
Segment income	2,551	2,525	1%
Segment income margin	36.3%	33.6%	2.7	pt
The decrease in organic revenues in the first nine months of 2024 was primarily due to moderation in COVID-19 related revenue. The increase in segment income margin resulted primarily from exceptionally strong productivity improvements, partially offset by unfavorable volume mix.

THERMO FISHER SCIENTIFIC INC.
Analytical Instruments

	Three months ended						Organic (non-GAAP measure)
(Dollars in millions)	September 28, 2024	September 30, 2023	Total Change		Currency Translation	Acquisitions/ Divestitures
Revenues	$1,808	$1,754	3%		0%	0%	3%
Segment income	451	468	(4)%
Segment income margin	24.9%	26.7%	(1.8)	pt
The increase in organic revenues in the third quarter of 2024 was primarily due to growth in the electron microscopy business. The decrease in segment income margin resulted primarily from unfavorable business mix and strategic investments, partially offset by strong productivity improvements.

	Nine months ended						Organic (non-GAAP measure)
(Dollars in millions)	September 28, 2024	September 30, 2023	Total Change		Currency Translation	Acquisitions/ Divestitures
Revenues	$5,277	$5,226	1%		0%	0%	1%
Segment income	1,289	1,321	(2)%
Segment income margin	24.4%	25.3%	(0.9)	pt
The increase in organic revenues in the first nine months of 2024 was primarily due to very strong growth in the electron microscopy business, largely offset by declines in the other instrumentation businesses. The decrease in segment income margin resulted primarily from unfavorable business mix and strategic investments, partially offset by strong productivity improvements.
Specialty Diagnostics

	Three months ended						Organic (non-GAAP measure)
(Dollars in millions)	September 28, 2024	September 30, 2023	Total Change		Currency Translation	Acquisitions/ Divestitures
Revenues	$1,129	$1,083	4%		0%	0%	4%
Segment income	293	283	3%
Segment income margin	25.9%	26.1%	(0.2)	pt
The increase in organic revenues in the third quarter of 2024 was primarily driven by growth in the healthcare market channel, as well as in the transplant diagnostics and immunodiagnostics businesses, partially offset by decreased demand for products addressing diagnosis of COVID-19. The decrease in segment income margin resulted primarily from strategic investments and unfavorable business mix, partially offset by good productivity improvements.

	Nine months ended						Organic (non-GAAP measure)
(Dollars in millions)	September 28, 2024	September 30, 2023	Total Change		Currency Translation	Acquisitions/ Divestitures
Revenues	$3,355	$3,300	2%		0%	0%	2%
Segment income	886	860	3%
Segment income margin	26.4%	26.1%	0.3	pt
The increase in organic revenues in the first nine months of 2024 was driven by underlying growth in the immunodiagnostics and transplant diagnostics businesses, as well as in the healthcare market channel, partially offset by decreased demand for products addressing diagnosis of COVID-19. The increase in segment income margin was due to productivity improvements, partially offset by strategic investments.

THERMO FISHER SCIENTIFIC INC.
Laboratory Products and Biopharma Services

	Three months ended						Organic (non-GAAP measure)
(Dollars in millions)	September 28, 2024	September 30, 2023	Total Change		Currency Translation	Acquisitions/ Divestitures
Revenues	$5,740	$5,728	0%		0%	0%	0%
Segment income	773	937	(18)%
Segment income margin	13.5%	16.4%	(2.9)	pt
Organic revenues were flat in the third quarter of 2024 due to decreased demand in COVID-19 vaccines and therapies, offset by growth in the research and safety market channel and underlying growth in the clinical research and pharma services businesses. The decrease in segment income margin was primarily due to unfavorable business mix, partially offset by strong productivity improvements.

	Nine months ended						Organic (non-GAAP measure)
(Dollars in millions)	September 28, 2024	September 30, 2023	Total Change		Currency Translation	Acquisitions/ Divestitures
Revenues	$17,221	$17,322	(1)%		0%	0%	(1)%
Segment income	2,262	2,554	(11)%
Segment income margin	13.1%	14.7%	(1.6)	pt
The decrease in organic revenues in the first nine months of 2024 was primarily due to decreased demand in COVID-19 vaccines and therapies, largely offset by underlying growth in the clinical research and pharma services businesses. The decrease in segment income margin was primarily due to unfavorable business mix, partially offset by productivity improvements.
Non-operating Items

	Three months ended		Nine months ended
	September 28,	September 30,	September 28,	September 30,
(Dollars and shares in millions)	2024	2023	2024	2023
Net interest expense	$80	$113	$223	$415
GAAP other income/(expense)	(16)	14	(2)	(32)
Adjusted other income/(expense) (non-GAAP measure)	(13)	5	(10)	4
GAAP tax rate	5.7%	3.0%	10.0%	3.3%
Adjusted tax rate (non-GAAP measure)	10.5%	10.0%	10.3%	10.0%
Weighted average diluted shares	384	388	383	388
Net interest expense (interest expense less interest income) in the third quarter and first nine months of 2024 decreased due primarily to higher cash, and cash equivalents and short-term investments balances, as well as higher interest rates on these balances when compared to the third quarter and first nine months of 2023. The company’s net interest expense was reduced by approximately $66 million and $197 million in the third quarter and first nine months of 2024, respectively, as a result of its interest rate swap and cross-currency interest rate swap arrangements. In the third quarter and first nine months of 2023, the company’s net interest expense was reduced by approximately $34 million and $62 million, respectively, as a result of these arrangements (Note 10).
GAAP other income/(expense) and adjusted other income/(expense) includes currency transaction gains/losses on non-operating monetary assets and liabilities, and net periodic pension benefit cost/income, excluding the service cost component. GAAP other income/(expense) in the third quarter and first nine months of 2024 also includes $(3) million and $7 million, respectively, of net gains/(losses) on investments. GAAP other income/(expense) in the third quarter and first nine months of 2023 also includes $10 million and $(33) million, respectively, of net gains/(losses) on investments.
The company’s GAAP tax rate increased in the first nine months of 2024 compared to 2023 primarily due to $176 million of expense, net, for a provision associated with a tax audit recorded in the first quarter of 2024. The company’s GAAP and adjusted tax rates in the first nine months of 2024 were also impacted by tax benefits of $183 million and $124 million in the second and third quarters of 2024, respectively, primarily in jurisdictions where the deferred tax assets are now expected to be realized due to forecasted income.
The company’s GAAP and adjusted tax rates in the first nine months of 2023 were impacted by the release of a valuation allowance of $183 million in the third quarter of 2023 in jurisdictions where the deferred tax assets are now expected to be realized, and a tax benefit of $91 million, net of related tax expenses, from a foreign exchange loss on an intercompany debt

THERMO FISHER SCIENTIFIC INC.
refinancing transaction in the second quarter of 2023. The company’s GAAP and adjusted tax rates in the nine-month periods ended September 28, 2024, and September 30, 2023, were also impacted by $102 million and $144 million, respectively, of tax benefits resulting from capital losses generated as part of intra-entity transactions (Note 5).
The effective tax rates in both 2024 and 2023 were also affected by relatively significant earnings in lower tax jurisdictions. Due primarily to the non-deductibility of intangible asset amortization for tax purposes, the company’s cash payments for income taxes are higher than its income tax expense for financial reporting purposes and are expected to total approximately $1.73 billion in 2024.
The company expects its GAAP effective tax rate in 2024 will be between 8% and 10%. The effective tax rate can vary significantly from period to period as a result of discrete income tax factors and events. The company expects its adjusted tax rate will be approximately 10.5% in 2024.
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

(In millions)	September 28, 2024	December 31, 2023
Cash and cash equivalents	$4,645	$8,077
Short-term investments	2,000	3
Total debt	35,313	34,917
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
As of September 28, 2024, the company’s short-term obligations and current maturities of long-term obligations totaled $4.12 billion. The company has a revolving credit facility with a bank group that provides up to $5.00 billion of unsecured multi-currency revolving credit (Note 7). If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of September 28, 2024, no borrowings were outstanding under the company’s revolving credit facility, although available capacity was reduced by immaterial outstanding letters of credit.

	Nine months ended
(In millions)	September 28, 2024	September 30, 2023
Net cash provided by operating activities	$5,377	$4,683
Net cash used in investing activities	(5,861)	(4,766)
Net cash used in financing activities	(3,126)	(2,194)
Free cash flow (non-GAAP measure)	4,498	3,685

THERMO FISHER SCIENTIFIC INC.
Operating Activities
During the first nine months of 2024, cash provided by income was offset in part by investments in working capital. An increase in inventories used cash of $0.22 billion. A decrease in accounts payable used cash of $0.24 billion. Changes in other assets and liabilities used cash of $0.24 billion primarily due to the timing of payments for compensation and income taxes. Cash payments for income taxes were $1.43 billion during the first nine months of 2024.
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
Investing Activities
During the first nine months of 2024, acquisitions used cash of $3.13 billion. The company’s investing activities also included purchases of short-term investments of $2.07 billion, as well as $0.92 billion of purchases of property, plant and equipment for capacity and capability investments.
During the first nine months of 2023, acquisitions used cash of $3.66 billion. The company’s investing activities also included purchases of $1.07 billion of property, plant and equipment for capacity and capability investments.
The company expects that for all of 2024, expenditures for property, plant and equipment, net of disposals, will be between $1.3 billion and $1.5 billion.
Financing Activities
During the first nine months of 2024, issuance of debt provided $1.20 billion of cash. Repayment of senior notes used $1.11 billion. The company’s financing activities also included the repurchase of $3.00 billion of the company’s common stock (5.5 million shares) and the payment of $0.43 billion in cash dividends. On November 14, 2023, the Board of Directors announced that it replaced the existing authorization to repurchase the company’s common stock, of which $1.00 billion was remaining, with a new authorization to repurchase up to $4.00 billion of the company’s common stock. All of the shares of common stock repurchased by the company during the first quarter of 2024 were under this program. At November 1, 2024, authorization remained for $1.00 billion of future repurchases of the company’s common stock.
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

THERMO FISHER SCIENTIFIC INC.
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

	Three months ended		Nine months ended
	September 28,	September 30,	September 28,	September 30,
(Dollars in millions except per share amounts)	2024	2023	2024	2023

Reconciliation of adjusted operating income
GAAP operating income	$1,838	$1,864	$5,321	$5,005
Cost of revenues adjustments (a)	9	14	25	73
Selling, general and administrative expenses adjustments (b)	21	14	(24)	28
Restructuring and other costs (c)	45	84	151	379
Amortization of acquisition-related intangible assets	450	584	1,514	1,775
Adjusted operating income (non-GAAP measure)	$2,362	$2,560	$6,987	$7,260

Reconciliation of adjusted operating income margin
GAAP operating income margin	17.3%	17.6%	16.9%	15.7%
Cost of revenues adjustments (a)	0.1%	0.1%	0.1%	0.2%
Selling, general and administrative expenses adjustments (b)	0.2%	0.1%	(0.1)%	0.1%
Restructuring and other costs (c)	0.4%	0.8%	0.5%	1.2%
Amortization of acquisition-related intangible assets	4.2%	5.6%	4.8%	5.5%
Adjusted operating income margin (non-GAAP measure)	22.3%	24.2%	22.2%	22.7%

Reconciliation of adjusted other income/(expense)
GAAP other income/(expense)	$(16)	$14	$(2)	$(32)
Adjustments (d)	3	(9)	(8)	36
Adjusted other income/(expense) (non-GAAP measure)	$(13)	$5	$(10)	$4

Reconciliation of adjusted tax rate
GAAP tax rate	5.7%	3.0%	10.0%	3.3%
Adjustments (e)	4.8%	7.0%	0.3%	6.7%
Adjusted tax rate (non-GAAP measure)	10.5%	10.0%	10.3%	10.0%

THERMO FISHER SCIENTIFIC INC.

	Three months ended		Nine months ended
	September 28,	September 30,	September 28,	September 30,
(Dollars in millions except per share amounts)	2024	2023	2024	2023

Reconciliation of adjusted earnings per share
GAAP diluted earnings per share (EPS) attributable to Thermo Fisher Scientific Inc.	$4.25	$4.42	$11.75	$11.25
Cost of revenues adjustments (a)	0.02	0.04	0.07	0.19
Selling, general and administrative expenses adjustments (b)	0.05	0.03	(0.06)	0.07
Restructuring and other costs (c)	0.12	0.22	0.39	0.98
Amortization of acquisition-related intangible assets	1.17	1.50	3.95	4.57
Other income/expense adjustments (d)	0.01	(0.02)	(0.02)	0.09
Provision for income taxes adjustments (e)	(0.36)	(0.49)	(0.50)	(1.38)
Equity in earnings/losses of unconsolidated entities	0.04	0.04	0.20	0.15
Noncontrolling interests adjustments (f)	(0.02)	(0.05)	(0.02)	(0.05)
Adjusted EPS (non-GAAP measure)	$5.28	$5.69	$15.76	$15.87

Reconciliation of free cash flow
GAAP net cash provided by operating activities	$2,167	$2,414	$5,377	$4,683
Purchases of property, plant and equipment	(271)	(332)	(920)	(1,074)
Proceeds from sale of property, plant and equipment	20	66	40	76
Free cash flow (non-GAAP measure)	$1,915	$2,148	$4,498	$3,685
(a) Adjusted results exclude accelerated depreciation on fixed assets to be abandoned due to facility consolidations, charges for the sale of inventory revalued at the date of acquisition, and charges for inventory write-downs associated with large-scale abandonment of product lines.
(b) Adjusted results exclude certain third-party expenses, principally transaction/integration costs related to recent acquisitions, charges/credits for changes in estimates of contingent acquisition consideration, and charges associated with product liability litigation. Adjusted results in the third quarter of 2024 also exclude $5 million of accelerated depreciation on fixed assets to be abandoned due to facility consolidations.
(c) Adjusted results exclude restructuring and other costs consisting principally of severance, impairments of long-lived assets, net charges for pre-acquisition litigation and other matters, abandoned facilities, net gains on the sale of real estate, and other expenses of headcount reductions and real estate consolidations. Adjusted results in 2023 also exclude $26 million of contract termination costs associated with facility closures.
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
Critical Accounting Policies and Estimates
Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements of the company’s Annual Report on Form 10-K for 2023 describe the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no significant changes in the company’s critical accounting policies during the first nine months of 2024.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended September 28, 2024, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
There was no share repurchase activity for the company's third quarter of 2024. On November 14, 2023, the Board of Directors announced that it replaced the existing authorization to repurchase the company’s common stock, of which $1.00 billion was remaining, with a new authorization to repurchase up to $4.00 billion of the company’s common stock. At September 28, 2024, $1.00 billion was available for future repurchases of the company’s common stock under this authorization.
Item 5.    Other Information
Director and Officer Trading Arrangements
On August 7, 2024, Marc Casper, our chairman, president and chief executive officer, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Casper’s plan is for the sale of up to 49,000 shares of company common stock, and the exercise of vested stock options and the associated sale of up to 71,250 shares of company common stock, through December 12, 2025. The foregoing exercises or sales will be made in accordance with the prices and formulas set forth in the plan and such plan terminates on the earlier of the date all the shares under the plan are sold and December 16, 2025.
On August 22, 2024, Stephen Williamson, our senior vice president and chief financial officer, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Williamson’s plan is for the exercise of vested stock options and the associated sale of up to 19,650 shares of company common stock through February 26, 2026. The foregoing exercises or sales will be made in accordance with the prices and formulas set forth in the plan and such plan terminates on the earlier of the date all the shares under the plan are sold and February 27, 2026.
On September 9, 2024, Frederick Lowery, an executive vice president, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Lowery’s plan is for the exercise of vested stock options and the associated sale of up to 18,300 shares of company common stock through February 27, 2025, and for the gift of up to 1,304 shares of company common stock through December 13, 2024. The foregoing transactions will be made in accordance with the prices and formulas set forth in the plan and such plan terminates on the earlier of the date all the shares under the plan are sold or gifted, as applicable, and February 28, 2025.

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

Date:	November 1, 2024	THERMO FISHER SCIENTIFIC INC.

/s/ Stephen Williamson
Stephen Williamson
Senior Vice President and Chief Financial Officer

/s/ Joseph R. Holmes
Joseph R. Holmes
Vice President and Chief Accounting Officer