Form 10-K
period 2024-12-31
THERMO FISHER SCIENTIFIC INC.
filed 2025-02-20
CIK 97745

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2024 or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months. Yes ☒  No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.      Large accelerated filer ☒             Accelerated filer ☐             Non-accelerated filer ☐         Smaller reporting company ☐        Emerging growth company ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of June 28, 2024, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $211,032,682,000 (based on the last reported sale of common stock on the New York Stock Exchange Composite Tape reporting system on June 28, 2024).
As of February 1, 2025, the Registrant had 377,261,182 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Sections of Thermo Fisher’s definitive Proxy Statement for the 2025 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III of this report.

THERMO FISHER SCIENTIFIC INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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
Our biosciences business includes reagents, instruments and consumables that help our customers conduct biological and medical research in areas such as molecular biology and protein biology, discover new drugs and vaccines, and enable the diagnosis of infection and disease. Our genetic sciences business combines a wide variety of instruments and related reagents used to provide high-value genomic and proteomic solutions to assist customer decisions in the research, clinical, healthcare and applied markets. Our bioproduction business supports developers and manufacturers of biological-based therapeutics and vaccines with a portfolio of premium solutions and services focused on upstream cell culture, downstream purification, analytics for detection and quantitation of process/product impurities, and a suite of single-use solutions spanning the biologics workflow.

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
Our chromatography and mass spectrometry business develops and provides analytical instrumentation for organic and inorganic sample analysis across both applied technologies and scientific research. Our chemical analysis products fall into three main categories: production, process and analytics; field and safety instruments; and environmental and process instruments. Our electron microscopy business serves customers in the life sciences, materials sciences, and semiconductor markets providing leading research tools; and also, in the semiconductor market provides integrated workflows that power research and development and production solutions.
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
Our Fair Lawn and Somerville, New Jersey facilities entered into administrative consent orders with the New Jersey Department of Environmental Protection in 1984 to maintain groundwater-remediation activities at these sites, and are currently under the State’s Licensed Site Remediation Professional Program. As the owner of the Fair Lawn facility, we are listed as a potentially responsible party for remediation within an area called the Fair Lawn Wellfields Superfund Site, and, in 2008, the company and certain other parties entered into a consent order with the USEPA to complete a Remedial Investigation/Feasibility Study. In 2018, the USEPA issued a Record of Decision, setting forth the scope of required remediation work at the site, which includes upgrading a water treatment plant to address constituents such as chlorinated organic compounds, 1,4-dioxane, and perfluorooctanoic acid/perfluorooctane sulfonate (PFOA/PFOS). In 2020, the court approved a consent decree that requires the company and another responsible party to finance and perform the required remediation work with USEPA oversight. In 2023, the design of a groundwater treatment plant was fully approved by USEPA. Construction commenced in 2024, and the plant is expected to be fully operating by April 2025.
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
We record accruals for environmental liabilities based on current interpretations of environmental laws and regulations when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. We calculate estimates based upon several factors, including reports prepared by environmental specialists and management’s knowledge and experience with these environmental matters. We include in these estimates potential costs for investigation, remediation and operation and maintenance of cleanup sites. Accrued liabilities for environmental matters totaled $81 million at December 31, 2024.
These environmental liabilities do not include third-party recoveries to which we may be entitled. We believe that our accrual is adequate for the environmental liabilities we currently expect to incur. As a result, we believe that our ultimate liability with respect to environmental matters will not have a material adverse effect on our financial position, results of operations or cash flows. However, we may be subject to remedial or compliance costs due to future events, such as changes in existing laws and regulations, changes in agency direction or enforcement policies, developments in remediation technologies, changes in the conduct of our operations, and the effect of changes in accounting rules, which could have a material adverse effect on our financial position, results of operations or cash flows. For a discussion of the environmental laws and regulations that the Company’s operations, products and services are subject to and other environmental contingencies, refer to Note 5 to our Consolidated Financial Statements.

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
Human Capital
The success of Thermo Fisher is fueled by colleagues who are highly engaged and feel empowered to achieve their goals. Everything we do starts with our Mission - to enable our customers to make the world healthier, cleaner and safer. Our colleagues understand the role they play in fulfilling that Mission and that inspires them to bring their best to work each day. Our Mission is not only a differentiator for us externally, but a motivator for us internally.
Our culture is a competitive advantage and is rooted in our 4i Values of Integrity, Intensity, Innovation and Involvement. Our values are woven into our ways of working, embedded in every stage of our colleague lifecycle - from recruiting to onboarding, training, development and longer-term career planning. Within this framework, we strive to create a safe, fair and positive working environment for our colleagues around the world. We want our teams to feel they have a stake in our success, a voice in our direction and to be empowered to make a difference for the key stakeholders we serve.
We also prioritize engagement, empowerment and continuous improvement to enable colleagues to contribute, collaborate and innovate. To advance this goal, we conduct an annual Employee Involvement Survey to solicit direct feedback from our colleagues on what we’re doing well and where we need to improve. We then compile the feedback to measure our progress using three key indices: Leadership, Involvement and Inclusion. Our continued focus on enhancing our culture helps position our company to be an even better place to work.
We are committed to maintaining the strongest team in our industry, focusing on developing and retaining our colleagues, while leveraging our Mission and leadership brand to attract new colleagues to our company. As of December 31, 2024, we employed approximately 125,000 colleagues globally, with an approximate regional distribution as follows: 60,000 based in the Americas, 22,000 in the Asia-Pacific region, and nearly 43,000 in Europe, the Middle East and Africa (EMEA).
In today’s environment, we know talent is a key differentiator, and that building the strongest team in the industry is critical to our future. Our overarching goal from a talent perspective is to create opportunities for our colleagues to achieve their full potential and career aspirations here at Thermo Fisher. We encourage and support colleagues to enhance their skills, so they are in the best position to deliver on their goals and achieve their career objectives. From our colleague referral program, summer internships, university relations, to our Graduate Leadership Development Program, we continue to build strong internal and external talent channels.
Once on board, talent development at Thermo Fisher is a key organizational capability. We continue to make significant investments to support our colleagues along every step of their career journey. Our talent development framework incorporates a multi-faceted approach, including formal and self-paced training, networking opportunities, on-the-job stretch learning, coaching, mentoring and manager training utilizing contemporary technology solutions to support the broad needs of our workforce.
We provide multiple programs at all career levels, from online learning for all colleagues through Thermo Fisher University, to focused trainings for managers at various experience levels, to our Global Leadership Program for executives. We also support our colleagues’ career advancement through our tuition reimbursement program.

THERMO FISHER SCIENTIFIC INC.
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
Further, our total rewards package is regularly evaluated and measured against established benchmarks to ensure its effectiveness in recruiting and retention, and to continue to position Thermo Fisher as an employer of choice. We deliver comprehensive rewards, including competitive base pay, and also provide a variety of incentive and equity programs that, by design, directly link the impact of colleague contributions to the company’s overall success.
Our health and wellness programs provide competitive, flexible benefits that our global colleagues and their families can count on. For example, for U.S. colleagues, we offer a choice of comprehensive national medical, dental and vision plans; a wellness program, including valuable health incentive opportunities and tax-advantaged savings and spending accounts; as well as commuter support, employee assistance programs, optional group legal coverage, and company-paid disability, accident and life insurance. We also offer a company-paid proprietary program for cancer care called the Impact Program, which gives our colleagues and their families access to personalized support and direct lines of communication to experts in cancer genetics and genomics. Similar benefits are available in all countries around the world where we operate.
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
Information about Our Executive Officers
As of February 20, 2025, our executive officers were:

Name	Age	Present Title (Fiscal Year First Became Executive Officer)	Other Positions Held
Marc N. Casper	56	Chairman, President and Chief Executive Officer (2001)	President and Chief Executive Officer (2009-2020) Chief Operating Officer (2008-2009) Executive Vice President (2006-2009)
Stephen Williamson	58	Senior Vice President and Chief Financial Officer (2015)	Vice President, Financial Operations (2008-2015)
Michel Lagarde	51	Executive Vice President and Chief Operating Officer (2017)	Executive Vice President (2019-2021) Senior Vice President and President, Pharma Services (2017-2019) President and Chief Operating Officer, Patheon N.V. (2016-2017)
Frederick M. Lowery	54	Executive Vice President (2024)	Senior Vice President and President, Customer Channels (2021-2024) Senior Vice President and President, Life Sciences Solutions and Laboratory Products (2017-2021)
Gianluca Pettiti	46	Executive Vice President (2021)	Senior Vice President and President, Specialty Diagnostics (2019-2021) President, Biosciences (2018-2019) President, China (2015-2017)
Michael D. Shafer	56	Executive Vice President (2024)	Senior Vice President and President, Pharma Services (2019-2024) President, Materials and Structural Analysis (2016-2019)

THERMO FISHER SCIENTIFIC INC.

Name	Age	Present Title (Fiscal Year First Became Executive Officer)	Other Positions Held
Michael A. Boxer	63	Senior Vice President and General Counsel (2018)	Senior Vice President, General Counsel and Secretary (2021-2022)
Lisa P. Britt	56	Senior Vice President and Chief Human Resources Officer (2017)
Joseph R. Holmes	46	Vice President and Chief Accounting Officer (2021)	Senior Director, Technical Accounting (2017-2021)
Item 1A.    Risk Factors
Set forth below are the risks, some of which have occurred and any of which may occur in the future, that we believe are material to our investors. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements in Item 1. Business under the caption “Forward-looking Statements”.
Industry and Economic Risks
Our growth would be impacted if the markets into which we sell our products and services decline, do not grow as anticipated or experience cyclicality. Our growth depends in part on the growth of the markets which we serve. Any decline or lower than expected growth in our served markets would diminish demand for our products and services, which would adversely affect our financial statements. Certain of our businesses operate in industries that may experience periodic, cyclical downturns.
Our business is affected by general economic conditions and related uncertainties affecting markets in which we operate. Our business is affected by general economic conditions, both inside and outside the U.S. Both domestic and international markets experienced significant inflationary pressures in 2024 and inflation rates in the U.S., as well as in other countries in which we operate, continue at elevated levels. If the global economy and financial markets, or economic conditions in Europe, the U.S. or other key markets, are unstable, that could adversely affect the business, results of operations and financial condition of the company and its customers, distributors, and suppliers, having the effect of:
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
Economic, political, foreign currency and other risks associated with international sales and operations could adversely affect our results of operations. International markets contribute a substantial portion of our revenues, and we intend to continue expanding our presence in these regions. The exposure to fluctuations in currency exchange rates takes on different forms. International revenues and costs are subject to the risk that fluctuations in exchange rates could adversely affect our reported revenues and profitability when translated into U.S. dollars for financial reporting purposes. These fluctuations could also adversely affect the demand for products and services provided by us. As a multinational corporation, our businesses occasionally invoice third-party customers in currencies other than the one in which they primarily do business (which we refer to as the functional currency). Movements in the invoiced currency relative to the functional currency could adversely impact our cash flows and our results of operations. As our international sales grow, exposure to fluctuations in currency exchange rates could have a larger effect on our financial results. In 2024, currency translation had an unfavorable effect of $0.08 billion on revenues due to the strengthening of the U.S. dollar relative to other currencies in which the company sells products and services.
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

THERMO FISHER SCIENTIFIC INC.

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
We are subject to risks associated with public health emergencies, pandemics, epidemics, or other health outbreaks. Our global operations expose us to risks associated with public health emergencies, epidemics, pandemics and other health outbreaks. These events have had an adverse impact on certain of our operations, supply chains and distribution systems in the past, and may again in the future, and we may experience unpredictable reductions in supply and demand for certain of our products and services. National, state and local governments may implement safety precautions, including quarantines, border closures, increased border controls, travel restrictions, shelter in place orders and shutdowns and other measures. These measures may disrupt normal business operations and may have significant negative impacts on businesses and financial markets worldwide. Our ability to continue to manufacture products is highly dependent on our ability to maintain the safety and health of our factory employees. The ability of our employees to work may be significantly impacted by future epidemics and pandemics.
Business Risks
We must develop new products, adapt to rapid and significant technological change, respond to introductions of new products by competitors and maintain quality to remain competitive. Our growth strategy includes significant investment in and expenditures for product development. We sell our products in several industries that are characterized by rapid and significant technological changes, frequent new product and service introductions and enhancements and evolving industry standards. Competitive factors include technological innovation, including the increased adoption and use of artificial intelligence, price, service and delivery, breadth of product line, customer support, e-business capabilities and the ability to meet the special requirements of customers. Our competitors may adapt more quickly to new technologies and changes in customers’ requirements than we can. Without the timely introduction of new products, services and enhancements, our products and services will likely become technologically obsolete over time, in which case our revenues and operating results would suffer.

THERMO FISHER SCIENTIFIC INC.

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
Moreover, we have acquired many companies and businesses. As a result of these acquisitions, we recorded significant goodwill and indefinite-lived intangible assets (primarily tradenames) on our balance sheet, which amount to approximately $45.85 billion and $1.24 billion, respectively, as of December 31, 2024. In addition, we have definite-lived intangible assets totaling $14.30 billion as of December 31, 2024. We assess the realizability of goodwill and indefinite-lived intangible assets annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. We assess the realizability of definite-lived intangible assets whenever events or changes in circumstances indicate that these assets may be impaired. These events or circumstances would generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and intangible assets will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill and intangible assets, we may be required to incur material charges relating to the impairment of those assets.

THERMO FISHER SCIENTIFIC INC.

Operational Risks
Our reliance upon sole or limited sources of supply for certain materials or components could cause production interruptions, delays and inefficiencies. Some of our businesses purchase certain materials from sole or limited source suppliers for reasons of quality assurance, regulatory requirements, cost effectiveness, availability or uniqueness of design. If these or other suppliers encounter financial, operating or other difficulties, or if our relationship with them changes, we might not be able to quickly establish or qualify replacement sources of supply. The supply chains for our businesses could also be disrupted by supplier capacity constraints, bankruptcy or exiting of the business for other reasons, decreased availability or increased cost of key raw materials or commodities, such as energy, and external events such as global economic downturns and macroeconomic trends, sanctions and trade restrictions, natural disasters, pandemic health issues, geopolitical developments, war, terrorist actions, governmental actions and legislative or regulatory changes. Any of these factors could result in production interruptions, delays, extended lead times and inefficiencies.
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
We and our third-party providers experience cyber-attacks and other attempts to gain unauthorized access to our products, services, and systems and data on a regular basis, and we anticipate continuing to be subject to such attempts as cyber-attacks become increasingly sophisticated and more difficult to predict and protect against, particularly with the advancement of artificial intelligence. Despite our and our third-party providers’ implementation of security measures, our products, services, and systems and data, are vulnerable to cyber-attacks, data breaches, malware, inadvertent error, disruptions, tampering or other theft or misuse, including by employees, contingent workers, malicious actors, or nation-states or their agents. Although most of our systems leverage data backups, our disaster recovery planning is not sufficient for every eventuality. In addition, our customers rely upon our products (i.e., instruments, etc.) within their environments, which may be at risk of compromise. Risks affecting our products may include those associated with remote access solutions, system vulnerabilities, or delay of security updates, which may require customers to take action such as network isolation, password change, or manual update.
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

THERMO FISHER SCIENTIFIC INC.

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
Increasing attention to environmental, social and governance matters may impact our business, financial results, stock price or reputation. We face increasing scrutiny from stakeholders related to our environmental, social and governance practices and disclosures. Investor advocacy groups, certain institutional investors, lenders, investment funds and other influential investors are also increasingly focused on such practices and related disclosures and in recent years have placed increasing importance on the implications and social cost of their investments. In addition, government organizations are enhancing or advancing legal and regulatory requirements specific to these matters. The heightened stakeholder focus on sustainability issues related to our business requires the continuous monitoring of various and evolving laws, regulations, standards and expectations and the associated reporting requirements. A failure to adequately meet evolving stakeholder expectations may result in noncompliance, the loss of business, reputational impacts, diluted market valuation, an inability to attract customers and an inability to attract and retain top talent. In addition, if legislation or regulations are enacted or promulgated in the U.S. or in any other jurisdiction in which we do business that impose more stringent restrictions and requirements than our current legal or regulatory obligations, we and companies in our supply chain may experience increased compliance burdens and costs to meet the regulatory obligations, which could cause disruption in the sourcing, manufacturing and distribution of our products and adversely affect our business, financial condition or results of operations. In addition, our adoption of certain standards or mandated compliance to certain requirements could necessitate additional investments that could impact our profitability.
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

THERMO FISHER SCIENTIFIC INC.

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
A violation of data privacy or data protection laws could adversely harm our operating results and financial condition, damage our reputation or otherwise materially harm our business. As a global organization, we are subject to data privacy and data protection laws, rules, and customer-imposed controls as a result of producing, collecting, processing, storing and transmitting confidential, personal and/or sensitive data in the course of our business. A significant number of countries where we operate have enacted privacy or data protection laws, rules and regulations, the majority of which have extraterritorial scope, creating significant compliance challenges as we seek to maintain our global reach, with significant penalties for non-compliance, based on total worldwide annual revenue from the preceding financial year. In some cases, there are restrictions on the transfer of personal data outside the home country. More recently, privacy and data protection regulators are paying special attention to emerging issues linked to new digital technologies, such as the use of artificial intelligence, biometrics, and surveillance technologies, which pose unique challenges to existing privacy and data protection paradigms. For example, in the U.S., individual states regulate data breach and security requirements, and multiple governmental bodies assert authority over aspects of the protection of personal privacy. European laws require us to have an approved legal mechanism to transfer personal data out of Europe, and the EU General Data Protection Regulation imposes significantly stricter requirements in how we collect and process personal data. Several countries, such as China, have passed laws that require personal data relating to their citizens to be maintained on local servers and impose additional data transfer restrictions. Any actual or perceived noncompliance with these laws, rules and regulations, our internal policies and procedures or our contracts governing the processing of personal data could result in significant consequences, including, among other things, business interruption, sanctions and significant pecuniary fines, regulatory inquiries and investigations, adverse publicity, loss of competitive advantage and customer trust, as well as privacy litigation and civil lawsuits with damages, any of which may adversely affect our business, reputation and financial statements. The importance of privacy and data protection laws, rules and regulations for our industry specifically is constantly growing, as personal data is an integral part of doing business in our sectors, and the legal standards are evolving and becoming more complex worldwide.

THERMO FISHER SCIENTIFIC INC.

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

THERMO FISHER SCIENTIFIC INC.

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
In December 2021, the Organization for Economic Cooperation and Development (“OECD”) published a proposal for the establishment of a global minimum tax rate of 15% (the “Pillar Two rule”). While it is uncertain whether the United States will enact legislation to adopt the Pillar Two rule, numerous countries have enacted legislation, or have indicated their intent to adopt legislation, to implement certain aspects of the Pillar Two rules effective January 1, 2024, with general implementation of the remaining global minimum tax rules by January 1, 2025. The OECD and implementing countries are expected to continue

THERMO FISHER SCIENTIFIC INC.

to make further revisions to their legislation and release additional guidance. We are closely monitoring developments of the Pillar Two rule and are currently evaluating the potential impacts in each of the countries in which we operate; however, we currently do not expect the Pillar Two rule to have a material impact on our effective tax rate.
Our existing and future indebtedness may restrict our investment opportunities or limit our activities and negatively impact our credit ratings. As of December 31, 2024, we had approximately $31.27 billion in outstanding indebtedness. In addition, we have availability to borrow under a revolving credit facility that provides for up to $5.00 billion of unsecured multi-currency revolving credit (the Facility). We may also obtain additional long-term debt and lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.
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

THERMO FISHER SCIENTIFIC INC.
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
Cybersecurity Governance and Oversight
The Board of Directors has delegated the oversight of cybersecurity risks to the Audit Committee. Our cybersecurity program is led by the company’s senior vice president, chief information officer, along with our vice president, chief information security officer (CISO). Management provides an operational update to the Audit Committee each quarter. In addition, the Audit Committee and our full Board of Directors receive an annual overview of the cybersecurity program, cybersecurity threat landscape, investments, and opportunities to enhance the company’s systems and security of products and operations.
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
Our senior vice president, chief information officer, vice president, CISO, and vice president, chief product security officer have each served in various roles in IT and information security for over 20 years. These individuals’ knowledge and experience along with the culture and talent of the corporate IT security team organization are instrumental in developing and executing our cybersecurity strategies. The CISO meets with senior leadership to review and discuss the cybersecurity program, including emerging cybersecurity risks, threats and industry trends.
Cybersecurity is integrated into the risk management process for the company through various corporate mechanisms, including quarterly business reviews, annual budget planning, and targeted risk-based engagements.
Item 2.    Properties
The company owns and leases office, engineering, laboratory, production and warehouse space throughout the world.
Item 3.    Legal Proceedings
There are various lawsuits and claims against the company involving product liability, intellectual property, employment and commercial issues. See Note 5 to our Consolidated Financial Statements – “Commitments and Contingencies”.
Item 4.    Mine Safety Disclosures
Not applicable.
PART II
Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Price of Common Stock
Our common stock is traded on the New York Stock Exchange under the symbol TMO.
Holders of Common Stock
As of February 1, 2025, the company had 2,173 holders of record of its common stock. This does not include holdings in street or nominee names.

THERMO FISHER SCIENTIFIC INC.
Issuer Purchases of Equity Securities
A summary of the share repurchase activity for the company's fourth quarter of 2024 follows:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum dollar amount of shares that may yet be purchased under the plans or programs (1)(2) (in millions)
Fiscal October (Sep. 29 - Nov. 2)	—	$—	—	$1,000
Fiscal November (Nov. 3 - Nov. 30)	891,720	527.64	891,720	3,529
Fiscal December (Dec. 1 - Dec. 31)	996,892	531.14	996,892	3,000
Total fourth quarter	1,888,612	$529.49	1,888,612	$3,000
(1)    Amounts exclude excise taxes and other transaction costs.
(2)    On November 15, 2024, the Board of Directors announced that it replaced the existing authorization to repurchase the company’s common stock, of which $1.00 billion was remaining, with a new authorization to repurchase up to $4.00 billion of the company’s common stock. Early in the first quarter of 2025, the company repurchased $2.00 billion of the company’s common stock (3.6 million shares). At February 20, 2025, $1.00 billion was available for future repurchases of the company’s common stock under this authorization.
Item 6.    Reserved
Not applicable.
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Reference is made throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations to Notes to the Consolidated Financial Statements, which begin on page 29 of this report. Management’s Discussion and Analysis of Financial Condition and Results of Operations for 2022 is included in Item 7 of the company’s 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission.
The company refers to various amounts or measures not prepared in accordance with generally accepted accounting principles (non-GAAP measures). These non-GAAP measures are further described and reconciled to their most directly comparable amount or measure under the section “Non-GAAP Measures” later in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Amounts and percentages reported within this Annual Report on Form 10-K are presented and calculated based on underlying unrounded amounts. As a result, the sum of components may not equal corresponding totals due to rounding.
Overview
Thermo Fisher Scientific Inc. enables customers to make the world healthier, cleaner and safer by helping them accelerate life sciences research, solve complex analytical challenges, increase laboratory productivity, and improve patient health through diagnostics and the development and manufacture of life-changing therapies. Markets served include pharmaceutical and biotech, academic and government, industrial and applied, as well as healthcare and diagnostics. The company’s operations fall into four segments (Note 11): Life Sciences Solutions, Analytical Instruments, Specialty Diagnostics and Laboratory Products and Biopharma Services.
Consolidated Results

(Dollars in millions except per share amounts)	2024	2023	Change
Revenues	$42,879	$42,857	0%
GAAP operating income	$7,337	$6,859	7%
GAAP operating income margin	17.1%	16.0%	1.1	pt
Adjusted operating income (non-GAAP measure)	$9,707	$9,810	(1)%
Adjusted operating income margin (non-GAAP measure)	22.6%	22.9%	(0.3)	pt
GAAP diluted earnings per share attributable to Thermo Fisher Scientific Inc.	$16.53	$15.45	7%
Adjusted earnings per share (non-GAAP measure)	$21.86	$21.55	1%

THERMO FISHER SCIENTIFIC INC.
Organic Revenue Growth

Revenue growth	0%
Impact of acquisitions	0%
Impact of currency translation	0%
Organic revenue growth (non-GAAP measure)	0%
Since 2020, the Life Sciences Solutions and Specialty Diagnostics segments as well as the laboratory products business have supported COVID-19 diagnostic testing. Additionally, our pharma services business has provided our pharma and biotech customers with the services they needed to develop and produce vaccines and therapies globally. Since the company’s acquisition of PPD in December 2021, the clinical research business has continued to play a leading role in supporting the clinical trials for COVID-19 vaccines and therapies. These positive impacts continued at much lower levels in 2024 as customer testing as well as therapy and vaccine demand declined. Sales of products related to COVID-19 testing were $0.10 billion and $0.33 billion in 2024 and 2023, respectively.
During 2024, all of our end markets were negatively impacted by a more muted macroeconomic environment and low economic activity in China. Revenues from pharma and biotech and diagnostics and healthcare customers were also negatively impacted by reduced demand for COVID-19 related products and services. As a result, revenues in these end markets declined slightly in the year. Revenues in the academic and government and industrial and applied markets increased slightly as we saw the benefits of our investments into high-impact innovation. During 2024, all geographies were negatively impacted by the more muted macroeconomic environment. Sales grew slightly in Asia-Pacific, including China. Sales growth in Europe was flat and sales in North America declined slightly due to decreased demand for COVID-19 related products. Contributions to organic revenue during 2024 from the Analytical Instruments, Specialty Diagnostics, and Laboratory Products and Biopharma Services segments were offset by declines in the Life Sciences Solutions segment.
The company continues to execute its proven growth strategy which consists of three pillars:
•High-impact innovation,
•Our trusted partner status with customers, and
•Our unparalleled commercial engine.
GAAP operating income margin and adjusted operating income margin decreased in 2024 due primarily to unfavorable business mix and strategic investments, partially offset by productivity improvements. The decreases in GAAP operating income margin during 2024 were more than offset by lower levels of amortization expense. We estimate that charges for restructuring and related actions incurred for headcount reductions and facility consolidations, which resulted in charges of approximately $0.3 billion in 2024 and $0.3 billion in 2023, will realize annual cost savings of approximately $0.2 billion and $0.6 billion, respectively, primarily due to reduced employee and facility expenses.
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

THERMO FISHER SCIENTIFIC INC.
spectrometry offerings, accelerating protein biomarker discovery and providing strong synergy opportunities.
Segment Results
The company’s management evaluates segment operating performance using operating income before certain charges/credits as defined in Note 11. Accordingly, the following segment data are reported on this basis.

(Dollars in millions)	2024	2023
Revenues
Life Sciences Solutions	$9,631	$9,977
Analytical Instruments	7,463	7,263
Specialty Diagnostics	4,512	4,405
Laboratory Products and Biopharma Services	23,157	23,041
Eliminations	(1,885)	(1,829)
Consolidated revenues	$42,879	$42,857

Life Sciences Solutions							Organic (non-GAAP measure)
(Dollars in millions)	2024	2023	Total Change		Acquisitions/ Divestitures	Currency Translation
Revenues	$9,631	$9,977	(3)%		1%	0%	(4)%
Segment income	3,503	3,420	2%
Segment income margin	36.4%	34.3%	2.1	pt
The decrease in organic revenues in 2024 was primarily due to moderation in COVID-19 related revenue. The increase in segment income margin resulted primarily from exceptionally strong productivity improvements, partially offset by unfavorable volume mix and strategic investments.

Analytical Instruments							Organic (non-GAAP measure)
(Dollars in millions)	2024	2023	Total Change		Acquisitions/ Divestitures	Currency Translation
Revenues	$7,463	$7,263	3%		0%	(1)%	3%
Segment income	1,955	1,908	2%
Segment income margin	26.2%	26.3%	(0.1)	pt
The increase in organic revenues in 2024 was due to very strong growth in the electron microscopy business, partially offset by declines in the other instrumentation businesses. The decrease in segment income margin resulted primarily from unfavorable business mix and strategic investments, largely offset by strong productivity improvements.

Specialty Diagnostics							Organic (non-GAAP measure)
(Dollars in millions)	2024	2023	Total Change		Acquisitions/ Divestitures	Currency Translation
Revenues	$4,512	$4,405	2%		0%	0%	3%
Segment income	1,159	1,124	3%
Segment income margin	25.7%	25.5%	0.2	pt
The increase in organic revenues in 2024 was driven by growth in the immunodiagnostics and transplant diagnostics businesses, as well as in the healthcare market channel, partially offset by decreased demand for products addressing diagnosis of COVID-19. The increase in segment income margin was due to productivity improvements, partially offset by strategic investments.

THERMO FISHER SCIENTIFIC INC.

Laboratory Products and Biopharma Services							Organic (non-GAAP measure)
(Dollars in millions)	2024	2023	Total Change		Acquisitions/ Divestitures	Currency Translation
Revenues	$23,157	$23,041	1%		0%	0%	0%
Segment income	3,090	3,358	(8)%
Segment income margin	13.3%	14.6%	(1.3)	pt
Organic revenues were flat in 2024 due to growth in the research and safety channel and clinical research business, offset by decreased demand in COVID-19 vaccines and therapies-related activity. The decrease in segment income margin was primarily due to unfavorable business mix and strategic investments, partially offset by productivity improvements.
Non-operating Items

(Dollars in millions)	2024	2023
Net interest expense	$312	$496
GAAP other income/(expense)	12	(65)
Adjusted other income/(expense) (non-GAAP measure)	(6)	(15)
GAAP tax rate	9.3%	4.5%
Adjusted tax rate (non-GAAP measure)	10.5%	10.0%
Weighted average diluted shares	383	388
Net interest expense (interest expense less interest income) decreased due primarily to higher cash, and cash equivalents and short-term investments balances, as well as higher interest rates on these balances when compared to 2023. See additional discussion under the caption “Liquidity and Capital Resources” below. In 2024 and 2023, the company’s net interest expense was reduced by approximately $264 million and $116 million, respectively, as a result of its interest rate swap and cross-currency interest rate swap arrangements (Note 10).
GAAP other income/(expense) and adjusted other income/(expense) includes currency transaction gains/losses on non-operating monetary assets and liabilities, and net periodic pension benefit cost/(income), excluding the service cost component. GAAP other income/(expense) in 2024 and 2023 also includes $20 million and $(45) million, respectively, of net gains/(losses) on investments.
The GAAP tax rate in 2024 was impacted by $176 million of expense, net, for a provision associated with a tax audit. The company’s 2024 GAAP and adjusted tax rates were also impacted by tax benefits of $459 million, primarily in jurisdictions where the deferred tax assets are now expected to be realized due to forecasted income.
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
The company expects its GAAP effective tax rate in 2025 will be between 9% and 11% based on currently forecasted rates of profitability in the countries in which the company conducts business and expected generation of foreign tax credits. The effective tax rate can vary significantly from period to period as a result of discrete income tax factors and events. The company expects its adjusted tax rate will be approximately 11.5% in 2025.
The company has operations and a taxable presence in approximately 70 countries outside the U.S. Some of these countries have lower tax rates than the U.S. The company’s ability to obtain a benefit from lower tax rates outside the U.S. is dependent on its relative levels of income in countries outside the U.S. and on the statutory tax rates in those countries. Based on the dispersion of the company’s non-U.S. income tax provision among many countries, the company believes that a change in the statutory tax rate in any individual country is not likely to materially affect the company’s income tax provision or net income.
Equity in earnings/losses of unconsolidated entities was impacted by an $88 million impairment of an equity method investment in 2024.

THERMO FISHER SCIENTIFIC INC.
Weighted average diluted shares decreased in 2024 compared to 2023 due to share repurchases, net of option dilution.
Liquidity and Capital Resources
The company’s proven growth strategy has enabled it to generate free cash flow as well as access the capital markets. The company deploys its capital primarily via mergers and acquisitions and secondarily via share buybacks and dividends.

	December 31,	December 31,
(In millions)	2024	2023
Cash and cash equivalents	$4,009	$8,077
Short-term investments	1,561	3
Total debt	31,275	34,917
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
As of December 31, 2024, the company’s short-term obligations and current maturities of long-term obligations totaled $2.21 billion. The company has a revolving credit facility with a bank group that provides up to $5.00 billion of unsecured multi-currency revolving credit (Note 3). If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of December 31, 2024, no borrowings were outstanding under the company’s revolving credit facility, although available capacity was reduced by immaterial outstanding letters of credit.

(In millions)	2024	2023
Net cash provided by operating activities	$8,667	$8,406
Net cash used in investing activities	(5,841)	(5,142)
Net cash used in financing activities	(6,792)	(3,622)
Free cash flow (non-GAAP measure)	7,324	7,014
Operating Activities
During 2024, net income provided substantially all cash from operating activities. Changes in working capital were not significant. Cash payments for income taxes were $1.83 billion during 2024.
During 2023, cash provided by income was offset in part by investments in working capital. A decrease in inventories provided cash of $0.60 billion. A decrease in accounts payable used cash of $0.50 billion, and changes in other assets and liabilities used cash of $0.80 billion primarily due to the timing of payments for compensation and income taxes. Cash payments for income taxes were $1.48 billion during 2023.
The company is contingently liable with respect to certain legal proceedings and related matters. An unfavorable outcome that differs materially from current accrual estimates, if any, for one or more of the matters described under the heading “Product Liability, Workers Compensation and Other Personal Injury Matters” in Note 5 could have a material adverse effect on the company’s financial position as well as its results of operations and cash flows.
Investing Activities
During 2024, the acquisition of Olink Holding AB (publ) used cash of $3.13 billion. The company’s investing activities also included net purchases of investments of $1.63 billion, primarily to provide additional interest income, as well as $1.40 billion of property, plant and equipment for capacity and capability investments.
During 2023, acquisitions of The Binding Site Group and CorEvitas, LLC used cash of $2.70 billion and $0.91 billion, respectively. The company’s investing activities also included purchases of $1.48 billion of property, plant and equipment for capacity and capability investments.

THERMO FISHER SCIENTIFIC INC.
The company expects that for all of 2025, expenditures for property, plant and equipment, net of disposals, will be between $1.4 billion and $1.7 billion.
Financing Activities
During 2024, issuance of debt provided $1.20 billion of cash. Repayment of debt used cash of $3.61 billion. The company’s financing activities also included the repurchase of $4.00 billion of the company’s common stock (7.4 million shares) and the payment of $0.58 billion in cash dividends. On November 15, 2024, the Board of Directors announced that it replaced the existing authorization to repurchase the company’s common stock, of which $1.00 billion was remaining, with a new authorization to repurchase up to $4.00 billion of the company’s common stock.
Early in the first quarter of 2025, the company repurchased $2.00 billion (3.6 million shares) of the company's common stock. At February 20, 2025, $1.00 billion was available for future repurchases of the company’s common stock under this authorization.
In the first quarter of 2025, the company issued Fr.1.15 billion of Swiss franc-denominated debt (Note 3).
During 2023, issuance of debt provided $5.94 billion of cash. Repayment of debt and net commercial paper activity used cash of $5.78 billion and $0.32 billion, respectively. The company’s financing activities also included the repurchase of $3.00 billion of the company's common stock (5.2 million shares) and the payment of $0.52 billion in cash dividends.
In addition to the obligations on the balance sheet at December 31, 2024, which include, but are not limited to pension obligations (Note 14), unrecognized tax benefits (Note 7), debt (Note 3), operating leases (Note 13), and contingent consideration (Note 4), the company also has unconditional purchase obligations in the ordinary course of business that include agreements to purchase goods, services or fixed assets, pay royalties, and fund capital commitments pursuant to investments held by the company (Note 5).
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

(Dollars in millions except per share amounts)	2024		2023

Reconciliation of adjusted operating income and adjusted operating income margin
GAAP operating income	$7,337	17.1%	$6,859	16.0%
Cost of revenues adjustments (a)	47	0.1%	95	0.2%
Selling, general and administrative expenses adjustments (b)	(8)	0.0%	59	0.1%
Restructuring and other costs (c)	379	0.9%	459	1.1%
Amortization of acquisition-related intangible assets	1,952	4.6%	2,338	5.5%
Adjusted operating income (non-GAAP measure)	$9,707	22.6%	$9,810	22.9%

Reconciliation of adjusted other income/(expense)
GAAP other income/(expense)	$12		$(65)
Adjustments (d)	(19)		50
Adjusted other income/(expense) (non-GAAP measure)	$(6)		$(15)

Reconciliation of adjusted tax rate
GAAP tax rate	9.3%		4.5%
Adjustments (e)	1.2%		5.5%
Adjusted tax rate (non-GAAP measure)	10.5%		10.0%

Reconciliation of adjusted earnings per share
GAAP diluted earnings per share (EPS) attributable to Thermo Fisher Scientific Inc.	$16.53		$15.45
Cost of revenues adjustments (a)	0.12		0.24
Selling, general and administrative expenses adjustments (b)	(0.02)		0.15
Restructuring and other costs (c)	0.99		1.18
Amortization of acquisition-related intangible assets	5.09		6.03
Other income/expense adjustments (d)	(0.05)		0.13
Benefit from/(provision for) income taxes adjustments (e)	(0.86)		(1.66)
Equity in earnings/losses of unconsolidated entities	0.11		0.15
Noncontrolling interests adjustments (f)	(0.05)		(0.12)
Adjusted EPS (non-GAAP measure)	$21.86		$21.55

Reconciliation of free cash flow
GAAP net cash provided by operating activities	$8,667		$8,406
Purchases of property, plant and equipment	(1,400)		(1,479)
Proceeds from sale of property, plant and equipment	57		87
Free cash flow (non-GAAP measure)	$7,324		$7,014
(a)Adjusted results in 2024 and 2023 exclude charges for inventory write-downs associated with large-scale abandonment of product lines, accelerated depreciation on manufacturing assets to be abandoned due to facility consolidations, and charges for the sale of inventory revalued at the date of acquisition.

THERMO FISHER SCIENTIFIC INC.
(b)Adjusted results in 2024 and 2023 exclude certain third-party expenses, principally transaction/integration costs related to recent acquisitions, charges/credits for changes in estimates of contingent acquisition consideration, and charges associated with product liability litigation. Adjusted results in 2024 also exclude $7 million of accelerated depreciation on fixed assets to be abandoned due to facility consolidations.
(c)Adjusted results in 2024 and 2023 exclude restructuring and other costs consisting principally of severance, impairments of long-lived assets, charges for environmental-related matters, net charges for pre-acquisition litigation and other matters, net gains/losses on the sale of real estate, and abandoned facility and other expenses of headcount reductions and real estate consolidations. Adjusted results in 2023 also exclude $26 million of contract termination costs associated with facility closures.
(d)Adjusted results exclude net gains/losses on investments.
(e)Adjusted results in 2024 and 2023 exclude incremental tax impacts for the reconciling items between GAAP and adjusted net income, incremental tax impacts as a result of tax rate/law changes and the tax impacts from audit settlements. Adjusted results in 2023 also exclude $14 million of net charges for pre-acquisition matters.
(f)Adjusted results exclude the incremental impacts for the reconciling items between GAAP and adjusted net income attributable to noncontrolling interests.
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
The company believes the following represent its critical accounting policies and estimates used in the preparation of its financial statements:
Acquisition-related Measurements
Business Combinations
The company uses assumptions and estimates in determining the fair value of assets acquired and liabilities assumed in business combinations. The determinations of the fair value of intangible assets, which represent a significant portion of the purchase price in many of the company’s acquisitions, require the use of significant judgment with regard to (i) the fair value and (ii) whether such intangibles are amortizable or non-amortizable and, if the former, the period and the method by which the intangible asset will be amortized. The company estimates the fair value of acquisition-related intangible assets principally based on projections of cash flows that will arise from identifiable intangible assets of acquired businesses, which include estimates of customer attrition and technology obsolescence rates, among others. The projected cash flows are discounted to determine the present value of the assets at the dates of acquisition. See Note 12 for additional information about our recent business combinations.
Goodwill and Indefinite-lived Intangible Assets
The company evaluates goodwill and indefinite-lived intangible assets for impairment annually and when events occur or circumstances change that would more likely than not reduce the fair value of an asset below its carrying amount. Events or circumstances that might require an interim evaluation include unexpected adverse business conditions, economic factors, unanticipated technological changes or competitive activities, loss of key personnel and acts by governments and courts, among others. Goodwill and indefinite-lived intangible assets totaled $45.85 billion and $1.24 billion, respectively, at December 31, 2024 (see Note 2 for additional information). Estimates of discounted future cash flows require assumptions related to revenue and operating income margin growth rates, discount rates and other factors. For the goodwill impairment tests, the company also considers (i) peer revenues and earnings trading multiples from companies that have operational and financial characteristics that are similar to the respective reporting units and (ii) estimated weighted average costs of capital. Different assumptions from those made in the company’s analysis could materially affect projected cash flows and the company’s evaluation of goodwill and indefinite-lived intangible assets for impairment.
The company performed the quantitative goodwill impairment test for all of its reporting units and indefinite-lived intangible assets. Determinations of fair value based on projections of discounted cash flows, which generally increased from the prior year projections primarily due to lower discount rates, and based on peer revenues and earnings trading multiples, which also

THERMO FISHER SCIENTIFIC INC.
generally increased from the prior year, were sufficient to conclude that no impairments of goodwill or indefinite-lived intangible assets existed at the end of the tenth fiscal month of 2024, the date of the company’s annual impairment testing. There were no interim impairments of goodwill or indefinite-lived intangible assets in 2024. There can be no assurance, however, that adverse events or conditions will not cause the fair values of these assets to decline. Should the fair values of the company’s reporting units or indefinite-lived intangible assets decline because of reduced operating performance, market declines, or other indicators of impairment, or as a result of changes in the discount rates, charges for impairment may be necessary.
Definite-lived Intangible Assets
Definite-lived intangible assets totaled $14.30 billion at December 31, 2024 (see Note 2 for additional information). Certain definite-lived intangible assets have largely independent cash flows. The company reviews these definite-lived intangible assets for impairment individually when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Actual cash flows arising from a particular intangible asset could vary from projected cash flows, which could imply different carrying values from those established at the dates of acquisition and which could result in impairment of such asset. Most of the company’s definite-lived intangible assets are used in conjunction with other assets, such as property, plant and equipment and operating lease right-of-use assets. In these situations, the company considers the asset groups to be the units of account for impairment testing. The company recorded definite-lived intangible asset impairments of $0.01 billion in 2023.
Income Taxes
Unrecognized Tax Benefits
In the ordinary course of business there is inherent uncertainty in quantifying the company’s income tax positions. The company assesses income tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the company has recorded the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Should tax return positions that the company expects are sustainable not be sustained upon audit, the company could be required to record an incremental tax provision for such taxes. The company’s liability for these unrecognized tax benefits totaled $0.52 billion at December 31, 2024, compared to $0.54 billion at December 31, 2023, primarily as a result of audit settlements and reductions of prior year tax positions (Note 7).
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
Valuation Allowances
The company estimates the degree to which tax assets will result in a benefit, after consideration of all positive and negative evidence, and provides a valuation allowance for tax assets that it believes will more likely than not go unused. In situations in which the company has been able to determine that its deferred tax assets will be realized, that determination generally relies on future reversals of taxable temporary differences and expected future taxable income. If it becomes more likely than not that a tax asset will be used, the company reverses the related valuation allowance. Any such reversals are recorded as a reduction of the company’s tax provision. The company’s tax valuation allowance totaled $1.04 billion and $1.32 billion at December 31, 2024 and December 31, 2023, respectively (Note 7). Should the company’s actual future taxable income by tax jurisdiction vary from estimates, additional allowances or reversals thereof may be necessary.
Recent Accounting Pronouncements
A description of recently issued accounting standards is included under the heading “Recent Accounting Pronouncements” in Note 1.

THERMO FISHER SCIENTIFIC INC.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
The company is exposed to market risk from changes in interest rates and currency exchange rates, which could affect its future results of operations and financial condition. The company manages its exposure to these risks through its regular operating and financing activities. The company has periodically hedged interest rate risks of fixed-rate instruments with offsetting interest rate swaps. Additionally, the company uses short-term forward and option contracts primarily to hedge certain balance sheet and operational exposures resulting from changes in currency exchange rates. Such exposures result from purchases, sales, cash and intercompany loans that are denominated in currencies other than the functional currencies of the respective operations. The currency-exchange contracts principally hedge transactions denominated in euro, Canadian dollars, British pounds sterling, Swedish krona, Singapore dollars, Hong Kong dollars and Swiss franc. Income and losses arising from these derivative contracts are recognized as offsets to losses and income resulting from the underlying exposure being hedged. The company does not enter into speculative derivative agreements.
Interest Rates
The company is exposed to changes in interest rates while conducting normal business operations as a result of ongoing investing and financing activities, which affect the company’s debt as well as cash and cash equivalents. As of December 31, 2024, the company’s debt portfolio was comprised primarily of fixed rate borrowings. The fair market value of the company’s fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The total estimated fair value of the company’s debt at December 31, 2024 was $28.53 billion (Note 4). Fair values were determined from available market prices using current interest rates and terms to maturity. If interest rates were to decrease by 100 basis points, the fair value of the company’s debt at December 31, 2024 would increase by approximately $1.98 billion. If interest rates were to increase by 100 basis points, the fair value of the company’s debt at December 31, 2024 would decrease by approximately $1.76 billion.
In addition, the fair value of the company’s cross-currency interest rate swap arrangements is subject to interest rate risk. If interest rates were to decrease by 100 basis points, the fair value of the company’s cross-currency interest rate swaps at December 31, 2024 would decrease by approximately $0.27 billion. If interest rates were to increase by 100 basis points, the fair value of the company’s cross-currency interest rate swaps at December 31, 2024 would increase by approximately $0.40 billion.
Currency Exchange Rates
The company views its investments in international subsidiaries with a functional currency other than the U.S. dollar as permanent. The company’s investment in international subsidiaries is sensitive to fluctuations in currency exchange rates. The functional currencies of the company’s international subsidiaries are principally denominated in British pounds sterling, euro, Swedish krona, Canadian dollars, Norwegian kroner and Swiss franc. The effect of a change in the period ending currency exchange rates on the company’s net investment in international subsidiaries is reflected in the “accumulated other comprehensive items” component of shareholders’ equity. The company also uses foreign currency-denominated debt to partially hedge its net investments in foreign operations against adverse movements in exchange rates. A 10% depreciation in year-end 2024 functional currencies, relative to the U.S. dollar, would result in a reduction of shareholders’ equity of approximately $2.05 billion.
The fair value of forward currency-exchange contracts is sensitive to changes in currency exchange rates. The fair value of forward currency-exchange contracts is the estimated amount that the company would pay or receive upon termination of the contract, taking into account the change in currency exchange rates. A 10% depreciation in year-end 2024 non-functional currency exchange rates related to the company’s contracts would result in an unrealized loss on forward currency-exchange contracts of $32 million. A 10% appreciation in year-end 2024 non-functional currency exchange rates related to the company’s contracts would result in an additional unrealized gain on forward currency-exchange contracts of $37 million. The unrealized gains or losses on forward currency-exchange contracts resulting from changes in currency exchange rates are expected to approximately offset losses or gains on the exposures being hedged.
Certain of the company’s cash and cash equivalents are denominated in currencies other than the functional currency of the depositor and are sensitive to changes in currency exchange rates. A 10% depreciation in the related year-end 2024 non-functional currency exchange rates applied to such cash balances would result in a negative impact of $16 million on the company’s net income.

THERMO FISHER SCIENTIFIC INC.
Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Thermo Fisher Scientific Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Thermo Fisher Scientific Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income, of redeemable noncontrolling interest and equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Income taxes
As described in Note 7 to the consolidated financial statements, the Company’s provision for income taxes for the year ended December 31, 2024 was $657 million. The Company has deferred tax liabilities, net, of $338 million (including a valuation allowance of $1,043 million) and unrecognized tax benefits of $525 million as of December 31, 2024. As disclosed by management, the Company operates in numerous countries under many legal forms and, as a result, is subject to the jurisdiction of numerous domestic and non-U.S. tax authorities, as well as to tax agreements and treaties among these governments. Determination of taxable income in any jurisdiction requires management to interpret the related tax laws and regulations and the use of estimates and assumptions regarding significant future events, such as the amount, timing and character of deductions, permissible revenue recognition methods under the tax law and the sources and character of income and tax credits. Management assesses income tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, management has recorded the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Management estimates the degree to which tax assets will result in a benefit, after consideration of all positive and negative evidence, and provides a valuation allowance for tax assets that it believes will more likely than not go unused. In situations in which management has been able to determine that the Company’s deferred tax assets will be realized, that determination generally relies on future reversals of taxable temporary differences and expected future taxable income. If it becomes more likely than not that a tax asset will be used, management reverses the related valuation allowance.
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

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 20, 2025

We have served as the Company’s auditor since 2002.

THERMO FISHER SCIENTIFIC INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(In millions except share and per share amounts)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$4,009	$8,077
Short-term investments	1,561	3
Accounts receivable, less allowances of $173 and $193	8,191	8,221
Inventories	4,978	5,088
Contract assets, net	1,435	1,443
Other current assets	1,964	1,757
Total current assets	22,137	24,589
Property, plant and equipment, net	9,306	9,448
Acquisition-related intangible assets, net	15,533	16,670
Other assets	4,492	3,999
Goodwill	45,853	44,020
Total assets	$97,321	$98,726

Liabilities, redeemable noncontrolling interest and equity
Current liabilities:
Short-term obligations and current maturities of long-term obligations	$2,214	$3,609
Accounts payable	3,079	2,872
Accrued payroll and employee benefits	1,988	1,596
Contract liabilities	2,852	2,689
Other accrued expenses	3,199	3,246
Total current liabilities	13,332	14,012
Deferred income taxes	1,268	1,922
Other long-term liabilities	3,989	4,642
Long-term obligations	29,061	31,308
Commitments and contingencies (Note 5)
Redeemable noncontrolling interest	120	118
Equity:
Thermo Fisher Scientific Inc. shareholders’ equity:
Preferred stock, $100 par value, 50,000 shares authorized; none issued
Common stock, $1 par value, 1,200,000,000 shares authorized; 443,841,240 and 442,188,634 shares issued	444	442
Capital in excess of par value	17,962	17,286
Retained earnings	53,102	47,364
Treasury stock at cost, 63,066,906 and 55,541,290 shares	(19,226)	(15,133)
Accumulated other comprehensive income/(loss)	(2,697)	(3,224)
Total Thermo Fisher Scientific Inc. shareholders’ equity	49,584	46,735
Noncontrolling interests	(33)	(11)
Total equity	49,551	46,724
Total liabilities, redeemable noncontrolling interest and equity	$97,321	$98,726

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	December 31,	December 31,	December 31,
(In millions except per share amounts)	2024	2023	2022
Revenues
Product revenues	$25,034	$25,243	$28,548
Service revenues	17,845	17,614	16,367
Total revenues	42,879	42,857	44,915
Costs and operating expenses:
Cost of product revenues	12,523	13,168	14,247
Cost of service revenues	12,654	12,589	11,697
Selling, general and administrative expenses	8,595	8,445	8,993
Research and development expenses	1,390	1,337	1,471
Restructuring and other costs	379	459	114
Total costs and operating expenses	35,542	35,998	36,522
Operating income	7,337	6,859	8,393
Interest income	1,078	879	272
Interest expense	(1,390)	(1,375)	(726)
Other income/(expense)	12	(65)	(104)
Income before income taxes	7,037	6,298	7,835
Benefit from/(provision for) income taxes	(657)	(284)	(703)
Equity in earnings/(losses) of unconsolidated entities	(42)	(59)	(172)
Net income	6,338	5,955	6,960
Less: net income (losses) attributable to noncontrolling interests and redeemable noncontrolling interest	3	(40)	10
Net income attributable to Thermo Fisher Scientific Inc.	$6,335	$5,995	$6,950

Earnings per share attributable to Thermo Fisher Scientific Inc.
Basic	$16.58	$15.52	$17.75
Diluted	$16.53	$15.45	$17.63

Weighted average shares
Basic	382	386	392
Diluted	383	388	394

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	December 31,	December 31,	December 31,
(In millions)	2024	2023	2022
Comprehensive income
Net income	$6,338	$5,955	$6,960
Other comprehensive income/(loss):
Currency translation adjustment:
Currency translation adjustment (net of tax provision (benefit) of $317, $(134) and $173)	525	(69)	(822)
Unrealized gains and losses on hedging instruments:
Reclassification adjustment for losses included in net income (net of tax benefit of $1, $2 and $1)	3	5	2
Pension and other postretirement benefit liability adjustments:
Pension and other postretirement benefit liability adjustments arising during the period (net of tax provision (benefit) of $2, $(22) and $9)	(12)	(69)	38
Amortization of net loss and prior service benefit included in net periodic pension cost (net of tax benefit of $1, $1 and $3)	4	—	5
Total other comprehensive income/(loss)	520	(133)	(777)
Comprehensive income	6,858	5,822	6,183
Less: comprehensive income/(loss) attributable to noncontrolling interests and redeemable noncontrolling interest	(4)	(48)	3
Comprehensive income attributable to Thermo Fisher Scientific Inc.	$6,862	$5,870	$6,180

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,	December 31,	December 31,
(In millions)	2024	2023	2022
Operating activities
Net income	$6,338	$5,955	$6,960
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	1,156	1,068	986
Amortization of acquisition-related intangible assets	1,952	2,338	2,395
Change in deferred income taxes	(1,209)	(1,300)	(995)
Stock-based compensation	301	278	307
Other net non-cash expenses	508	604	550
Changes in assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(171)	(43)	(430)
Inventories	(27)	598	(825)
Contract assets/liabilities	(162)	252	(354)
Accounts payable	212	(500)	648
Contributions to retirement plans	(45)	(42)	(41)
Other	(186)	(802)	(47)
Net cash provided by operating activities	8,667	8,406	9,154
Investing activities
Purchases of property, plant and equipment	(1,400)	(1,479)	(2,243)
Proceeds from sale of property, plant and equipment	57	87	24
Proceeds from cross-currency interest rate swap interest settlements	252	70	15
Acquisitions, net of cash acquired	(3,132)	(3,660)	(39)
Purchases of investments	(3,396)	(208)	(52)
Proceeds from sales and maturities of investments	1,770	15	116
Other investing activities, net	8	33	20
Net cash used in investing activities	(5,841)	(5,142)	(2,159)
Financing activities
Net proceeds from issuance of debt	1,204	5,942	3,193
Repayment of debt	(3,607)	(5,782)	(375)
Proceeds from issuance of commercial paper	—	1,620	1,526
Repayments of commercial paper	—	(1,935)	(3,690)
Purchases of company common stock	(4,000)	(3,000)	(3,000)
Dividends paid	(583)	(523)	(455)
Other financing activities, net	195	56	(9)
Net cash used in financing activities	(6,792)	(3,622)	(2,810)
Exchange rate effect on cash	(91)	(82)	(139)
(Decrease) increase in cash, cash equivalents and restricted cash	(4,057)	(440)	4,046
Cash, cash equivalents and restricted cash at beginning of year	8,097	8,537	4,491
Cash, cash equivalents and restricted cash at end of year	$4,040	$8,097	$8,537
The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND EQUITY

	Redeemable Noncontrolling Interest	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Total Thermo Fisher Scientific Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
(In millions)		Shares	Amount			Shares	Amount
Balance at December 31, 2021	$122	439	$439	$16,174	$35,431	45	$(8,922)	$(2,329)	$40,793	$62	$40,855
Issuance of shares under stock plans	—	2	2	262	—	—	(95)	—	169	—	169
Stock-based compensation	—	—	—	307	—	—	—	—	307	—	307
Purchases of company common stock	—	—	—	—	—	5	(3,000)	—	(3,000)	—	(3,000)
Dividends declared ($1.20 per share)	—	—	—	—	(471)	—	—	—	(471)	—	(471)
Net income/(loss)	15	—	—	—	6,950	—	—	—	6,950	(5)	6,945
Other comprehensive income/(loss)	(6)	—	—	—	—	—	—	(770)	(770)	(1)	(771)
Contributions from (distributions to) noncontrolling interests	(15)	—	—	—	—	—	—	—	—	(2)	(2)
Balance at December 31, 2022	116	441	441	16,743	41,910	50	(12,017)	(3,099)	43,978	54	44,032
Issuance of shares under stock plans	—	1	1	265	—	1	(88)	—	178	—	178
Stock-based compensation	—	—	—	278	—	—	—	—	278	—	278
Purchases of company common stock	—	—	—	—	—	5	(3,000)	—	(3,000)	—	(3,000)
Dividends declared ($1.40 per share)	—	—	—	—	(541)	—	—	—	(541)	—	(541)
Net income/(loss)	19	—	—	—	5,995	—	—	—	5,995	(59)	5,936
Other comprehensive income/(loss)	(3)	—	—	—	—	—	—	(125)	(125)	(5)	(130)
Contributions from (distributions to) noncontrolling interests	(14)	—	—	—	—	—	—	—	—	(1)	(1)
Excise tax from stock repurchases	—	—	—	—	—	—	(28)	—	(28)	—	(28)
Balance at December 31, 2023	$118	442	$442	$17,286	$47,364	56	$(15,133)	$(3,224)	$46,735	$(11)	$46,724
Issuance of shares under stock plans	—	2	2	376	—	—	(67)	—	310	—	310
Stock-based compensation	—	—	—	301	—	—	—	—	301	—	301
Purchases of company common stock	—	—	—	—	—	7	(4,000)	—	(4,000)	—	(4,000)
Dividends declared ($1.56 per share)	—	—	—	—	(596)	—	—	—	(596)	—	(596)
Net income/(loss)	23	—	—	—	6,335	—	—	—	6,335	(20)	6,315
Other comprehensive income/(loss)	(6)	—	—	—	—	—	—	527	527	—	527
Contributions from (distributions to) noncontrolling interests	(14)	—	—	—	—	—	—	—	—	(1)	(1)
Excise tax from stock repurchases	—	—	—	—	—	—	(26)	—	(26)	—	(26)
Balance at December 31, 2024	$120	444	$444	$17,962	$53,102	63	$(19,226)	$(2,697)	$49,584	$(33)	$49,551
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
Amounts and percentages reported within these consolidated financial statements are presented and calculated based on underlying unrounded amounts. As a result, the sum of components may not equal corresponding totals due to rounding.
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
Cash and Cash Equivalents
Cash equivalents consists principally of money market funds and other marketable securities purchased with a remaining maturity of three months or less. These investments are carried at cost, which approximates market value (see Note 4).
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
Noncurrent contract assets and noncurrent contract liabilities are included within other assets and other long-term liabilities in the accompanying balance sheet, respectively (see Note 2).
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
Investments
Investments include marketable securities, such as marketable equity securities, available for sale debt securities, and bank time deposits with maturities greater than three months, equity method investments, and non-marketable equity investments. The company classifies investments as current or noncurrent based on the nature of the securities and their availability for use in current operations. Noncurrent investments are included in other assets.
Marketable securities are stated at fair value with all realized and unrealized gains and losses on investments in marketable equity securities and realized gains and losses on available-for-sale debt securities recognized in other income/(expense).
The company accounts for investments in businesses using the equity method when it has the ability to exercise significant influence but not control (generally between 20% and 50% ownership), is not the primary beneficiary and has not elected the fair value option. The company has elected the fair value option of accounting for certain of its investments with readily determinable fair values that would otherwise be accounted for under the equity method (see Note 2). The company’s share of gains and losses in, and impairments of, equity method investments are recorded in equity in earnings (losses) of unconsolidated entities. Equity investments that do not have readily determinable fair values and are not eligible for the net asset value (NAV) practical expedient are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investments of the same issuer. The company performs qualitative assessments to identify impairments of these investments. All gains and losses on non-equity method investments are recognized in other income/(expense).
Other Assets
Other assets in the accompanying balance sheet include operating lease right-of-use assets, investments, deferred tax assets, pension assets, insurance recovery receivables related to product liability matters, certain intangible assets and other assets.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Goodwill
The company assesses goodwill for impairment at the reporting unit level annually and whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Such events or circumstances generally include the occurrence of operating losses or a significant decline in earnings associated with one or more of the company’s reporting units. The company is permitted to first assess qualitative factors to determine whether the quantitative goodwill impairment test is necessary. If the qualitative assessment results in a determination that the fair value of a reporting unit is more likely than not less than its carrying amount, the company performs a quantitative goodwill impairment test. The company may bypass the qualitative assessment for the reporting unit in any period and proceed directly to the quantitative goodwill impairment test. The company estimates the fair value of its reporting units by using forecasts of discounted future cash flows and peer market multiples. The company would record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (limited to the amount of goodwill). The company determined that no impairments existed in 2024, 2023 or 2022.
Fair Value Measurements
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
The company determines the fair value of its insurance contracts by obtaining the cash surrender value of the contracts from the issuer. The fair value of derivative contracts is the estimated amount that the company would receive/pay upon liquidation of the contracts, taking into account the change in interest rates and currency exchange rates. The company initially measures the fair value of acquisition-related contingent consideration based on amounts expected to be transferred (probability-weighted) discounted to present value. Changes to the fair values of contingent consideration are recorded in selling, general and administrative expense. The company determines the fair value of its equity method and non-marketable equity investments that are not eligible for the NAV practical expedient by considering factors such as financial position, operating results and cash flows of the investee; recent transactions in the same or similar securities; significant recent events affecting the investee; the price paid by Thermo Fisher; among others.
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
The company determines the probability and range of possible loss for its litigation and other contingencies based on the current status of each of these matters. A liability is recorded in the financial statements if it is believed to be probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The company establishes a liability that is an estimate of amounts expected to be paid in the future for events that have already occurred. The company accrues the most likely amount or at least the minimum of the range of probable loss when a range of probable loss can be estimated. The accrued liabilities are based on management’s judgment as to the probability of losses for asserted and unasserted claims and, where applicable, actuarially determined estimates. Accrual estimates are adjusted as additional information becomes known or payments are made. The amount of ultimate loss may differ from these estimates.
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Foreign Currency Translation
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
Earnings per Share
Basic earnings per share has been computed by dividing net income attributable to Thermo Fisher Scientific Inc. by the weighted average number of shares outstanding during the year. Except where the result would be antidilutive to net income

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
attributable to Thermo Fisher Scientific Inc., diluted earnings per share has been computed using the treasury stock method for outstanding stock options and restricted units (see Note 6).
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
The financial statements reflect expected future tax consequences of uncertain tax positions that the company has taken or expects to take on a tax return presuming the taxing authorities’ full knowledge of the positions and all relevant facts, but without discounting for the time value of money (see Note 7).
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
The company uses short-term forward and option currency exchange contracts primarily to hedge certain balance sheet and operational exposures resulting from changes in currency exchange rates, predominantly intercompany loans and cash balances that are denominated in currencies other than the functional currencies of the respective operations. The currency-exchange contracts principally hedge transactions denominated in euro, Canadian dollars, British pounds sterling, Swedish krona, Singapore dollars, Hong Kong dollars and Swiss franc. The company does not hold or engage in transactions involving derivative instruments for purposes other than risk management.
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
The fair value of the cross-currency interest rate swaps is included in the accompanying balance sheets under the caption other assets or other long-term liabilities. The fair value of the currency exchange contracts is included in the accompanying balance sheets under the captions other current assets or other accrued expenses.
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
As a lessee, the company accounts for the lease and non-lease components as a single lease component (see Note 13).
Pension and Other Postretirement Benefit Plans
The company recognizes the funded status of defined benefit pension and other postretirement benefit plans as an asset or liability. This amount is defined as the difference between the fair value of plan assets and the benefit obligation. The company is required to recognize as a component of other comprehensive items, net of tax, the actuarial gains/losses and prior service costs/credits that arise but were not previously required to be recognized as components of net periodic benefit cost/(income). Other comprehensive items is adjusted as these amounts are later recognized in income as components of net periodic benefit cost/(income).
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
The discount rate used to determine projected benefit obligations and net periodic pension benefit cost/(income) reflects the rate the company would have to pay to purchase high-quality investments that would provide cash sufficient to settle its current pension obligations. The discount rate is determined based on a range of factors, including the rates of return on high-quality, fixed-income corporate bonds and the related expected duration of the obligations or, in certain instances, the company has used a hypothetical portfolio of high quality instruments with maturities that mirror the benefit obligation in order to accurately estimate the discount rate relevant to a particular plan.
The company utilizes a full yield curve approach in the estimation of these components by applying the specific spot-rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows.
The expected long-term rate of return on plan assets used to determine net periodic pension benefit cost/(income) reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for the benefits included in the projected benefit obligations. In determining the expected long-term rate of return on plan assets, the company considers the relative weighting of plan assets, the historical performance of total plan assets and individual asset classes and economic and other indicators of future performance. In addition, the company may consult with and consider the opinions of financial and other professionals in developing appropriate return benchmarks.
Asset management objectives include maintaining an adequate level of diversification to reduce interest rate and market risk and providing adequate liquidity to meet immediate and future benefit payment requirements.
The expected rate of compensation increase used to determine net periodic pension benefit cost/(income) reflects the long-term average rate of salary increases and is based on historic salary increase experience and management’s expectations of future salary increases (see Note 14).
Stock-based Compensation Expense
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
calculated by dividing the company’s annual dividend, based on the most recent quarterly dividend rate, by the closing stock price on the grant date. The compensation expense recognized for all stock-based awards is net of estimated forfeitures. Forfeitures are estimated based on an analysis of actual option forfeitures.
Awards of restricted units convert into an equivalent number of shares of common stock. The awards generally vest over 3-4 years, assuming continued employment, with some exceptions. Vesting of the awards is contingent upon meeting certain service conditions and may also be contingent upon meeting certain performance and/or market conditions. The fair market value of the award at the time of the grant is amortized to expense over the requisite service period of the award, which is generally the vesting period. Recipients of restricted units have no voting rights but are entitled to accrue dividend equivalents. The fair value of service- and performance-based restricted unit awards is determined based on the number of units granted and the market value of the company’s shares on the grant date. For awards with market-based vesting conditions, the company uses a lattice model to estimate the grant-date fair value of the award (see Note 15).
Government Assistance
From time to time, the company receives assistance from various governmental agencies generally in the form of cash or non-income tax credits. These programs help offset the costs of certain research and development activities, facility construction and expansion efforts, or hiring objectives. When the company believes that it is probable that it will meet the conditions tied to the assistance, it offsets the associated expense in the consolidated income statement. Such amounts were not material to the consolidated financial statements as of and for the years ended December 31, 2024, 2023 and 2022.
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
		Some aspects adopted in 2023 using a retrospective method and other aspects adopted in 2024 using a prospective method	Not material
ASU No. 2023-07, Segment Reporting (Topic 280): Improving Reportable Segment Disclosures	Among other things, new guidance to disclose significant segment expenses and other items by reportable segment as well as information about the chief operating decision maker.	2024 annual report and interim periods thereafter using a retrospective method	Increased disclosures in Note 11
Standards not yet adopted
ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	Among other things, new guidance to disclose additional information about the tax rate reconciliation and income taxes paid.	2025 annual report and interim periods thereafter using a prospective or retrospective method	Will increase disclosures in Note 7
ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	New guidance to disclose specified information about certain costs and expenses.	2027 annual report and interim periods thereafter using a prospective or retrospective method	Will increase disclosures in Note 6

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 2.    Supplemental Balance Sheet Information
Inventories
The components of inventories are as follows:

(In millions)	December 31, 2024	December 31, 2023
Raw materials	$1,803	$2,057
Work in process	755	705
Finished goods	2,420	2,326
Inventories	$4,978	$5,088
Contract-related Balances
Contract asset and liability balances are as follows:

(In millions)	December 31, 2024	December 31, 2023
Current contract assets, net	$1,435	$1,443
Noncurrent contract assets, net	6	4
Current contract liabilities	2,852	2,689
Noncurrent contract liabilities	1,138	1,499
Substantially all of the current contract liabilities balance at December 31, 2023 and 2022 was recognized in revenues during 2024 and 2023, respectively. Noncurrent contract liabilities decreased during 2024 primarily due to a customer contract modification.
Remaining Performance Obligations
The aggregate amount of the transaction price allocated to the remaining performance obligations for all open customer contracts as of December 31, 2024 was $24.61 billion. The company will recognize revenues for these performance obligations as they are satisfied, approximately 53% of which is expected to occur within the next twelve months. Amounts expected to occur thereafter generally relate to contract manufacturing, clinical research and extended warranty service agreements, which typically have durations of three to five years.
Property, Plant and Equipment
Property, plant and equipment consists of the following:

(In millions)	December 31, 2024	December 31, 2023
Land	$439	$458
Buildings and improvements	3,728	3,593
Machinery, equipment and leasehold improvements	9,858	9,235
Construction in progress	2,034	2,238
Property, plant and equipment, at cost	16,059	15,524
Less: Accumulated depreciation and amortization	6,753	6,076
Property, plant and equipment, net	$9,306	$9,448

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Acquisition-related Intangible Assets
Acquisition-related intangible assets are as follows:

	Balance at December 31, 2024			Balance at December 31, 2023
(In millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite lived:
Customer relationships	$22,644	$(10,047)	$12,596	$22,762	$(9,410)	$13,352
Product technology	5,557	(4,423)	1,134	5,894	(4,591)	1,303
Tradenames	1,706	(1,180)	527	1,634	(1,079)	555
Backlog	1,084	(1,043)	41	1,084	(859)	225
	30,991	(16,693)	14,298	31,374	(15,939)	15,435
Indefinite lived:
Tradenames	1,235	N/A	1,235	1,235	N/A	1,235
Acquisition-related intangible assets	$32,226	$(16,693)	$15,533	$32,609	$(15,939)	$16,670
The estimated future amortization expense of acquisition-related intangible assets with definite lives as of December 31, 2024 is as follows:

(In millions)
2025	$1,665
2026	1,496
2027	1,467
2028	1,436
2029	1,324
2030 and thereafter	6,911
Estimated future amortization expense of definite-lived intangible assets	$14,298
At December 31, 2024 and 2023, the company had $34 million and $37 million, respectively, of intangible assets not derived from acquisitions, net of accumulated amortization, which are being amortized using the straight-line method over their estimated useful lives, which range up to 20 years.
Other Assets
At December 31, 2024 and 2023, the company had equity method investments with carrying amounts of $357 million and $489 million, respectively. At December 31, 2024 and 2023, the fair value of investments for which the company has elected the fair value option was $0 million and $5 million, respectively.
At December 31, 2024 and 2023, the company’s equity investments that do not have readily determinable fair values and are not eligible for the NAV practical expedient investments had carrying amounts of $41 million and $12 million, respectively. Investments measured at NAV were $40 million and $28 million at December 31, 2024 and 2023, respectively.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Goodwill
The changes in the carrying amount of goodwill by segment are as follows:

(In millions)	Life Sciences Solutions	Analytical Instruments	Specialty Diagnostics	Laboratory Products and Biopharma Services	Total
Balance at December 31, 2022	$10,146	$4,965	$3,091	$22,994	$41,196
Acquisitions	—	31	1,741	627	2,399
Currency translation	5	55	91	274	425
Balance at December 31, 2023	10,151	5,051	4,923	23,895	44,020
Acquisitions	2,302	—	—	—	2,302
Currency translation	(117)	(92)	(139)	(122)	(470)
Balance at December 31, 2024	$12,336	$4,959	$4,784	$23,773	$45,853
Note 3.    Debt and Other Financing Arrangements
The company’s debt and other financing arrangements are as follows:

	Effective interest rate at December 31,	December 31,	December 31,
(Dollars in millions)	2024	2024	2023

0.75% 8-Year Senior Notes, Due 9/12/2024 (euro-denominated)		$—	$1,104
1.215% 3-Year Senior Notes, Due 10/18/2024		—	2,500
0.125% 5.5-Year Senior Notes, Due 3/1/2025 (euro-denominated)	0.40%	828	883
2.00% 10-Year Senior Notes, Due 4/15/2025 (euro-denominated)	2.07%	663	706
0.853% 3-Year Senior Notes, Due 10/20/2025 (Japanese yen-denominated)	1.05%	142	158
0.000% 4-Year Senior Notes Due 11/18/2025 (euro-denominated)	0.14%	569	607
3.20% 3-Year Senior Notes, Due 1/21/2026 (euro-denominated)	3.38%	518	552
1.40% 8.5-Year Senior Notes, Due 1/23/2026 (euro-denominated)	1.52%	725	773
4.953% 3-Year Senior Notes, Due 8/10/2026	5.18%	600	600
5.000% 3-Year Senior Notes, Due 12/5/2026	5.26%	1,000	1,000
1.45% 10-Year Senior Notes, Due 3/16/2027 (euro-denominated)	1.64%	518	552
1.75% 7-Year Senior Notes, Due 4/15/2027 (euro-denominated)	1.96%	621	662
1.054% 5-Year Senior Notes, Due 10/20/2027 (Japanese yen-denominated)	1.18%	184	205
4.80% 5-Year Senior Notes, Due 11/21/2027	5.00%	600	600
0.50% 8.5-Year Senior Notes, Due 3/1/2028 (euro-denominated)	0.76%	828	883
1.6525% 4-Year Senior Notes, Due 3/7/2028 (Swiss franc-denominated)	1.79%	364	—
0.77% 5-Year Senior Notes, Due 9/6/2028 (Japanese yen-denominated)	0.90%	184	206
1.375% 12-Year Senior Notes, Due 9/12/2028 (euro-denominated)	1.46%	621	662
1.750% 7-Year Senior Notes, Due 10/15/2028	1.89%	700	700
5.000% 5-Year Senior Notes Due 1/31/2029	5.24%	1,000	1,000
1.95% 12-Year Senior Notes, Due 7/24/2029 (euro-denominated)	2.07%	725	773
2.60% 10-Year Senior Notes, Due 10/1/2029	2.74%	900	900
1.279% 7-Year Senior Notes, Due 10/19/2029 (Japanese yen-denominated)	1.44%	30	33
4.977% 7-Year Senior Notes, Due 8/10/2030	5.12%	750	750
0.80% 9-Year Senior Notes, Due 10/18/2030 (euro-denominated)	0.88%	1,812	1,932
0.875% 12-Year Senior Notes, Due 10/1/2031 (euro-denominated)	1.13%	932	993
2.00% 10-Year Senior Notes, Due 10/15/2031	2.23%	1,200	1,200
1.8401% 8-Year Senior Notes, Due 3/8/2032 (Swiss franc-denominated)	1.92%	457	—
2.375% 12-Year Senior Notes, Due 4/15/2032 (euro-denominated)	2.54%	621	662

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Effective interest rate at December 31,	December 31,	December 31,
(Dollars in millions)	2024	2024	2023
1.49% 10-Year Senior Notes, Due 10/20/2032 (Japanese yen-denominated)	1.60%	40	45
4.95% 10-Year Senior Notes, Due 11/21/2032	5.09%	600	600
5.086% 10-Year Senior Notes, Due 8/10/2033	5.20%	1,000	1,000
1.125% 12-Year Senior Notes, Due 10/18/2033 (euro-denominated)	1.20%	1,553	1,656
5.200% 10-Year Senior Notes, Due 1/31/2034	5.34%	500	500
3.65% 12-Year Senior Notes, Due 11/21/2034 (euro-denominated)	3.76%	777	828
1.50% 12-Year Senior Notes, Due 9/6/2035 (Japanese yen-denominated)	1.58%	137	152
2.0375% 12-Year Senior Notes, Due 3/7/2036 (Swiss franc-denominated)	2.10%	358	—
2.875% 20-Year Senior Notes, Due 7/24/2037 (euro-denominated)	2.94%	725	773
1.50% 20-Year Senior Notes, Due 10/1/2039 (euro-denominated)	1.73%	932	993
2.80% 20-Year Senior Notes, Due 10/15/2041	2.90%	1,200	1,200
1.625% 20-Year Senior Notes, Due 10/18/2041 (euro-denominated)	1.76%	1,294	1,380
2.069% 20-Year Senior Notes, Due 10/20/2042 (Japanese yen-denominated)	2.13%	93	104
5.404% 20-Year Senior Notes, Due 8/10/2043	5.50%	600	600
2.02% 20-Year Senior Notes, Due 9/6/2043 (Japanese yen-denominated)	2.06%	184	206
5.30% 30-Year Senior Notes, Due 2/1/2044	5.37%	400	400
4.10% 30-Year Senior Notes, Due 8/15/2047	4.23%	750	750
1.875% 30-Year Senior Notes, Due 10/1/2049 (euro-denominated)	1.98%	1,035	1,104
2.00% 30-Year Senior Notes, Due 10/18/2051 (euro-denominated)	2.06%	777	828
2.382% 30-Year Senior Notes, Due 10/18/2052 (Japanese yen-denominated)	2.43%	212	236
Other		73	77
Total borrowings at par value		31,332	35,028
Unamortized discount		(95)	(113)
Unamortized debt issuance costs		(164)	(188)
Total borrowings at carrying value		31,072	34,727
Finance lease liabilities		202	190
Less: Short-term obligations and current maturities		2,214	3,609
Long-term obligations		$29,061	$31,308
The effective interest rates for the fixed-rate debt include the stated interest on the notes, the accretion of any discounts/premiums and the amortization of any debt issuance costs.
See Note 4 for fair value information pertaining to the company’s long-term borrowings.
As of December 31, 2024, the annual repayment requirements for debt obligations are as follows:

(In millions)	Borrowings	Finance Lease Liabilities
2025	$2,202	$12
2026	2,843	12
2027	1,923	10
2028	2,726	9
2029	2,655	8
2030 and thereafter	18,983	151
	$31,332	$202

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In addition to available borrowings under the company’s revolving credit agreements, discussed below, the company had unused lines of credit of $65 million as of December 31, 2024. These unused lines of credit generally provide for short-term unsecured borrowings at various interest rates.
Credit Facilities
The company has a revolving credit facility (the Facility) with a bank group that provides for up to $5.00 billion of unsecured multi-currency revolving credit. The Facility expires on January 7, 2027. The revolving credit agreement calls for interest at either a Term Secured Overnight Financing Rate (SOFR), a Euro Interbank Offered Rate (EURIBOR)-based rate (for funds drawn in euro), or a rate based on the prime lending rate of the agent bank, at the company’s option. The agreement contains affirmative, negative and financial covenants, and events of default customary for facilities of this type. The covenants in the Facility include a Consolidated Net Interest Coverage Ratio (Consolidated EBITDA to Consolidated Net Interest Expense), as such terms are defined in the Facility. Specifically, the company has agreed that, so long as any lender has any commitment under the Facility, any letter of credit is outstanding under the Facility, or any loan or other obligation is outstanding under the Facility, it will maintain a minimum Consolidated Net Interest Coverage Ratio of 3.5:1.0 as of the last day of any fiscal quarter. As of December 31, 2024, no borrowings were outstanding under the Facility, although available capacity was reduced by immaterial outstanding letters of credit.
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
Senior Notes
Interest is payable annually on the euro and Swiss franc-denominated fixed rate senior notes and semi-annually on all other senior notes. Each of the U.S. dollar, euro-denominated fixed rate senior notes and yen-denominated private placement notes may be redeemed at a redemption price of 100% of the principal amount plus a specified make-whole premium and accrued interest, together with swap breakage costs payable to holders of yen-denominated private placement notes who have entered into cross-currency swap agreements. The company is subject to certain affirmative and negative covenants under the indentures and note purchase agreement governing the senior notes, the most restrictive of which limits the ability of the company to pledge certain property and assets as security under borrowing arrangements. The company was in compliance with all covenants related to its senior notes at December 31, 2024.
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
Thermo Fisher Scientific (Finance I) B.V. (Thermo Fisher International), a wholly-owned finance subsidiary of the company, issued each of the following notes outstanding as of December 31, 2024, included in the table above (collectively, the “Euronotes”) in registered public offerings: the 0.00% Senior Notes due 2025, the 0.80% Senior Notes due 2030, the 1.125% Senior Notes due 2033, the 1.625% Senior Notes due 2041, and the 2.00% Senior Notes due 2051. The company has fully and unconditionally guaranteed all of Thermo Fisher International’s obligations under the Euronotes and all of Thermo Fisher International’s other debt securities, and no other subsidiary of the company will guarantee these obligations. Thermo Fisher International is a “finance subsidiary” as defined in Rule 13-01(a)(4)(vi) of the Exchange Act, with no assets or operations other than those related to the issuance, administration and repayment of the Euronotes and other debt securities issued by Thermo Fisher International from time to time. The financial condition, results of operations and cash flows of Thermo Fisher International are consolidated in the financial statements of the company.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
January 2025 Debt Issuances
In the first quarter of 2025 the company issued the following senior notes:

(In millions)	Principal Value Issued
0.790% 3-Year Senior Notes, Due January 6, 2028 (Swiss franc-denominated)	Fr.	88
1.120% 5-Year Senior Notes, Due January 6, 2030 (Swiss franc-denominated)	Fr.	234
1.520% 12-Year Senior Notes, Due January 6, 2037 (Swiss franc-denominated)	Fr.	311
1.490% 20-Year Senior Notes, Due January 6, 2045 (Swiss franc-denominated)	Fr.	185
1.470% 25-Year Senior Notes, Due January 6, 2050 (Swiss franc-denominated)	Fr.	327
Note 4.    Fair Value Measurements
Fair Value Measurements
The company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during 2024. The company’s financial assets and liabilities carried at fair value are primarily comprised of investments in bank time deposits, publicly traded securities, insurance contracts, investments in derivative contracts, mutual funds holding publicly traded securities and other investments in unit trusts held as assets to satisfy outstanding deferred compensation and retirement liabilities; and acquisition-related contingent consideration.
The following tables present information about the company’s financial assets and liabilities measured at fair value on a recurring basis:

	December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
(In millions)	2024	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$1,103	$1,103	$—	$—
Bank time deposits	1,560	1,560	—	—
Investments	39	18	—	21
Insurance contracts	240	—	240	—
Derivative contracts	460	—	460	—
Total assets	$3,401	$2,680	$700	$21
Liabilities
Derivative contracts	$59	$—	$59	$—
Contingent consideration	13	—	—	13
Total liabilities	$72	$—	$59	$13

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
(In millions)	2023	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$5,021	$5,021	$—	$—
Bank time deposits	3	3	—	—
Investments	20	20	—	—
Insurance contracts	210	—	210	—
Derivative contracts	8	—	8	—
Total assets	$5,262	$5,044	$218	$—
Liabilities
Derivative contracts	$290	$—	$290	$—
Contingent consideration	87	—	—	87
Total liabilities	$377	$—	$290	$87
The following table provides a rollforward of the fair value, as determined by level 3 inputs (such as likelihood of achieving production or revenue milestones, as well as changes in the fair values of the investments underlying a recapitalization investment portfolio), of the contingent consideration.

(In millions)	2024	2023
Contingent consideration
Beginning balance	$87	$174
Acquisitions (including assumed balances)	—	1
Payments	(2)	(63)
Changes in fair value included in earnings	(73)	(25)
Ending balance	$13	$87
The following table provides a rollforward of investments classified as level 3:

(In millions)	2024
Investments
Beginning balance	$—
Purchases	21
Ending balance	$21
Fair Value of Other Financial Instruments
The carrying value and fair value of the company’s debt instruments are as follows:

	December 31, 2024		December 31, 2023
	Carrying	Fair	Carrying	Fair
(In millions)	value	value	value	value
Senior notes	$30,999	$28,454	$34,650	$32,191
Other	73	73	77	77
	$31,072	$28,527	$34,727	$32,268
The fair value of debt instruments, excluding private placement notes, was determined based on quoted market prices and on borrowing rates available to the company at the respective period ends, which represent level 2 measurements. The fair value of private placement notes was determined based on internally developed pricing models and unobservable inputs, which represent level 3 measurements.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 5.    Commitments and Contingencies
Purchase Obligations
The company has entered into unconditional purchase obligations, in the ordinary course of business, that include agreements to purchase goods, services or fixed assets and to pay royalties that are enforceable and legally binding and that specify all significant terms including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable at any time without penalty. The aggregate amount of the company’s unconditional purchase obligations totaled $2.20 billion at December 31, 2024, the majority of which are expected to be settled during 2025.
Letters of Credit, Guarantees and Other Commitments
Outstanding letters of credit and bank guarantees totaled $335 million at December 31, 2024. Substantially all of these letters of credit and guarantees expire before 2040.
Outstanding surety bonds and other guarantees totaled $123 million at December 31, 2024. The expiration of these bonds and guarantees ranges through 2028.
The letters of credit, bank guarantees and surety bonds principally secure performance obligations, and allow the holder to draw funds up to the face amount of the letter of credit, bank guarantee or surety bond if the applicable business unit does not perform as contractually required.
The company has funding commitments totaling $182 million at December 31, 2024, related to investments.
The company is a guarantor of pension plan obligations of a divested business. The purchaser of the divested business has agreed to pay for the pension benefits; however, the company was required to guarantee payment of these pension benefits should the purchaser fail to do so. The amount of the guarantee at December 31, 2024 was $25 million.
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
Environmental Matters
The company is currently involved in various stages of investigation and remediation related to environmental matters. The company cannot predict all potential costs related to environmental remediation matters and the possible impact on future operations given the uncertainties regarding the extent of the required cleanup, the complexity and interpretation of applicable laws and regulations, the varying costs of alternative cleanup methods and the extent of the company’s responsibility. Expenses for environmental remediation matters related to the costs of installing, operating and maintaining groundwater-treatment systems and other remedial activities related to historical environmental contamination at the company’s domestic and international facilities were not material in any period presented. At December 31, 2024, the company’s total environmental

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
liability was approximately $81 million. While management believes the accruals for environmental remediation are adequate based on current estimates of remediation costs, the company may be subject to additional remedial or compliance costs due to future events such as changes in existing laws and regulations, changes in agency direction or enforcement policies, developments in remediation technologies or changes in the conduct of the company’s operations, which could have a material adverse effect on the company’s financial position, results of operations and cash flows.
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
Product Liability, Workers Compensation and Other Personal Injury Matters
The company is involved in various proceedings and litigation that arise from time to time in connection with product liability, workers compensation and other personal injury matters. The range of probable loss for product liability, workers compensation and other personal injury matters of the company’s continuing operations at December 31, 2024, was approximately $224 million to $381 million. The company’s accrual for these matters totaled $225 million at December 31, 2024. The accrual includes estimated defense costs and is gross of estimated amounts due from insurers of $83 million at December 31, 2024 that are included in other assets in the accompanying balance sheet. In addition, as of December 31, 2024, the company had a product liability accrual of $21 million relating to divested businesses.
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
Note 6.    Supplemental Income Statement Information
Disaggregated Revenues
Revenues by type are as follows:

(In millions)	2024	2023	2022
Revenues
Consumables	$17,587	$17,597	$20,624
Instruments	7,446	7,646	7,924
Services	17,845	17,614	16,367
Consolidated revenues	$42,879	$42,857	$44,915
Revenues by geographic region based on customer location are as follows:

(In millions)	2024	2023	2022
Revenues
North America	$22,504	$22,764	$24,594
Europe	10,857	10,741	10,762
Asia-Pacific	7,956	7,873	8,115
Other regions	1,561	1,479	1,444
Consolidated revenues	$42,879	$42,857	$44,915

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Each reportable segment earns revenues from consumables, instruments and services in North America, Europe, Asia-Pacific and other regions. See Note 11 for revenues by reportable segment and other geographic data.
Restructuring and Other Costs
Restructuring and other costs in 2024 primarily included continuing charges for headcount reductions and facility consolidations in an effort to streamline operations, impairment of long-lived assets, and, to a lesser extent, net charges for pre-acquisition litigation and other matters. In 2024 severance actions associated with facility consolidations and cost reduction measures affected approximately 2% of the company’s workforce.
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
As of February 20, 2025, the company has identified restructuring actions, primarily in the Laboratory Products and Biopharma Services segment, that it expects will result in additional charges of approximately $200 million, primarily in 2025, and expects to identify additional actions in future periods.
Restructuring and other costs by segment are as follows:

(In millions)	2024	2023	2022
Life Sciences Solutions	$69	$105	$30
Analytical Instruments	4	33	1
Specialty Diagnostics	17	11	68
Laboratory Products and Biopharma Services	280	295	12
Corporate	9	15	3
	$379	$459	$114
The following table summarizes the changes in the company’s accrued restructuring balance. Other amounts reported as restructuring and other costs in the accompanying statement of income have been summarized in the notes to the table. Accrued restructuring costs are included in other accrued expenses in the accompanying balance sheet.

(In millions)	Total (a)
Balance at December 31, 2021	$17
Net restructuring charges incurred in 2022 (b)	68
Payments	(44)
Balance at December 31, 2022	41
Net restructuring charges incurred in 2023 (c) (d)	194
Payments	(175)
Balance at December 31, 2023	60
Net restructuring charges incurred in 2024 (e) (f)	97
Payments	(105)
Currency translation	(2)
Balance at December 31, 2024	$50
(a)The movements in the restructuring liability principally consist of severance and other costs associated with facility consolidations.
(b)Excludes $46 million of charges, primarily charges for impairment of long-lived assets in the Specialty Diagnostic segment.
(c)Excludes $264 million of net charges, principally $126 million of charges for impairment of long-lived assets in the Laboratory Products and Biopharma Services and Life Sciences Solutions segments, $26 million of contract termination costs associated with facility closures in the Laboratory Products and Biopharma Services segment, and $19 million of net charges for pre-acquisition litigation and other matters in the Laboratory Products and Biopharma Services segment.
(d)Excludes $93 million of charges in the Laboratory Products and Biopharma Services segment for impairments of a disposal group that was held for sale beginning in the third quarter of 2023. The loss attributable to Thermo Fisher Scientific Inc. was reduced by $46 million attributable to a noncontrolling interest.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(e)Excludes $282 million of net charges, principally $211 million of charges for impairment of long-lived assets in the Laboratory Products and Biopharma Services and Life Sciences Solutions segments.
(f)Excludes $41 million of charges in the Laboratory Products and Biopharma Services segment for impairments of a disposal group that was held for sale beginning in the third quarter of 2023. The loss attributable to Thermo Fisher Scientific Inc. was reduced by $19 million attributable to a noncontrolling interest.
The company expects to pay accrued restructuring costs primarily through 2025.
Earnings per Share
The company’s earnings per share are as follows:

(In millions except per share amounts)	2024	2023	2022
Net income attributable to Thermo Fisher Scientific Inc.	$6,335	$5,995	$6,950

Basic weighted average shares	382	386	392
Plus effect of: stock options and restricted stock units	1	2	2
Diluted weighted average shares	383	388	394

Basic earnings per share	$16.58	$15.52	$17.75
Diluted earnings per share	$16.53	$15.45	$17.63

Antidilutive stock options excluded from diluted weighted average shares	2	2	2
Other Income/(Expense)
In all periods, other income/(expense) includes currency transaction gains/losses on non-operating monetary assets and liabilities and net periodic pension benefit cost/(income), excluding the service cost component, which is included in operating expenses on the accompanying statements of income. In 2024, 2023, and 2022 other income/(expense) includes $21 million, $(46) million, and $(161) million of net gains/(losses) on investments, respectively. In 2022 other income/(expense) includes $67 million of net gains on derivative instruments to address certain foreign currency risks, and $26 million of losses on the early extinguishment of debt (Note 3).
Foreign Currency Transactions
Foreign currency transaction gains/(losses) included in the accompanying statements of income were $0 million, $(67) million and $62 million in 2024, 2023 and 2022, respectively.
Note 7.    Income Taxes
The components of income before provision for income taxes are as follows:

(In millions)	2024	2023	2022
U.S.	$2,226	$2,431	$3,859
Non-U.S.	4,812	3,867	3,976
Income before income taxes	$7,037	$6,298	$7,835

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The components of the provision for income taxes are as follows:

(In millions)	2024	2023	2022
Current income tax provision
Federal	$561	$228	$813
Non-U.S.	1,175	1,206	633
State	130	150	254
	1,866	1,584	1,700
Deferred income tax provision/(benefit)
Federal	$(1,026)	$(551)	$(611)
Non-U.S.	(72)	(647)	(314)
State	(111)	(102)	(72)
	(1,209)	(1,300)	(997)
Provision for/(benefit from) income taxes	$657	$284	$703
The provision for income taxes in the accompanying statement of income differs from the provision calculated by applying the statutory federal income tax rate to income before income taxes due to the following:

(In millions)	2024	2023	2022
Statutory federal income tax rate	21%	21%	21%
Provision for income taxes at statutory rate	$1,478	$1,323	$1,645
Increases (decreases) resulting from:
Foreign rate differential	(131)	(223)	(329)
Income tax credits	(333)	(276)	(202)
Global intangible low-taxed income	57	113	96
Foreign-derived intangible income	(133)	(108)	(149)
Excess tax benefits from stock options and restricted stock units	(67)	(69)	(80)
Provision for (reversal of) tax reserves, net	218	13	(544)
Intra-entity transfers	(106)	(233)	(18)
Foreign exchange loss on inter-company debt refinancing	—	(112)	—
Provision for (reversal of) valuation allowances, net	(229)	(32)	344
Withholding taxes	74	33	84
Tax return reassessments and settlements	(192)	(187)	(210)
State income taxes, net of federal tax	66	70	111
Other, net	(45)	(28)	(45)
Provision for/(benefit from) income taxes	$657	$284	$703
The company has operations and a taxable presence in approximately 70 countries outside the U.S. The company's effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, non-deductible interest in certain foreign jurisdictions, and foreign taxes that are different than the U.S. federal statutory rate.
During 2024, the company recorded a tax reserve and associated interest of $240 million related to the settlement of international tax audits for tax years 2009 through 2016, which were settled in 2024. The company also recorded tax benefits of $459 million, primarily in jurisdictions where the deferred tax assets are now expected to be realized due to forecasted income. The benefits were partially offset by tax provisions primarily associated with disallowed interest expense and net operating loss carryforwards that are not expected to be realized.
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The company generally receives a tax deduction upon the exercise of non-qualified stock options by employees, or the vesting of restricted stock units held by employees, for the difference between the exercise price and the market price of the underlying common stock on the date of exercise. The company uses the incremental tax benefit approach for utilization of tax attributes. These excess tax benefits reduce the tax provision. In 2024, 2023 and 2022, the company's tax provision was reduced by $67 million, $69 million and $80 million, respectively, of such benefits.
Net deferred tax asset/(liability) in the accompanying balance sheet consists of the following:

(In millions)	2024	2023
Deferred tax asset/(liability)
Depreciation and amortization	$(4,133)	$(4,286)
Net operating loss and credit carryforwards	2,915	2,385
Reserves and accruals	161	157
Accrued compensation	318	299
Inventory basis difference	309	275
Deferred interest	534	753
Research and development and other capitalized costs	536	380
Unrealized (gains) losses on hedging instruments	(363)	(66)
Contract liabilities	280	130
Other, net	147	199
Deferred tax assets/(liabilities), net before valuation allowance	705	226
Less: Valuation allowance	1,043	1,317
Deferred tax assets/(liabilities), net	$(338)	$(1,091)
The company estimates the degree to which tax assets, losses and credit carryforwards will result in a benefit based on expected profitability by tax jurisdiction and provides a valuation allowance for tax assets and loss and credit carryforwards that it believes will more likely than not expire unutilized. At December 31, 2024, all of the company’s valuation allowance relates to deferred tax assets, primarily net operating losses and disallowed interest expense carryforward, for which any subsequently recognized tax benefits will reduce income tax expense.
The changes in the valuation allowance are as follows:

	Year Ended December 31,
(In millions)	2024	2023	2022
Beginning balance	$1,317	$1,322	$968
Additions/(reductions) recognized in income tax provision, net	(229)	(32)	344
Additions due to acquisitions	—	4	14
Currency translation and other	(46)	23	(4)
Ending balance	$1,043	$1,317	$1,322
At December 31, 2024, the company had net federal, state and non-U.S. net operating loss carryforwards of $109 million, $63 million and $1.54 billion, respectively. Use of the carryforwards is limited based on the future income of certain subsidiaries. Of the federal net operating loss carryforwards, $43 million expire in the years 2025 through 2037, and the remainder do not expire. Of the state net operating loss carryforwards, $54 million expire in the years 2025 through 2043, and the remainder do not expire. Of the net non-U.S. net operating loss carryforwards, $574 million expire in the years 2027 through 2044, and the remainder do not expire.
At December 31, 2024, the company had foreign tax credit carryforwards of $729 million and deferred interest carryforwards of $534 million. The foreign tax credit carryforwards will expire in the years 2025 through 2034. Of the deferred interest carryforwards, $201 million expire in the years 2025 through 2034 and the remainder do not expire.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
U.S. federal taxes have been recorded on approximately $40 billion of undistributed foreign earnings as of December 31, 2024. A provision has not been made for certain U.S. state income taxes or additional non-U.S. taxes that would be due when cash is repatriated to the U.S. as the company’s undistributed foreign earnings are intended to be reinvested outside of the U.S. indefinitely. The determination of the amount of the unrecognized deferred tax liability related to the undistributed foreign earnings is not practicable due to the uncertainty in the manner in which these earnings will be distributed. The company’s intent is to only make distributions from non-U.S. subsidiaries in the future when they can be made at no net tax cost.
Unrecognized Tax Benefits
As of December 31, 2024, the company had $0.52 billion of unrecognized tax benefits substantially all of which, if recognized, would reduce the effective tax rate.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(In millions)	2024	2023	2022
Beginning balance	$540	$572	$1,124
Additions due to acquisitions	19	—	15
Additions for tax positions of current year	91	4	104
Additions for tax positions of prior years	244	34	24
Reductions for tax positions of prior years	(182)	(43)	(659)
Closure of tax years	—	(6)	(4)
Settlements	(187)	(21)	(32)
Ending balance	$525	$540	$572
Substantially all of the unrecognized tax benefits are classified as long-term liabilities. The company does not expect its unrecognized tax benefits to change significantly over the next twelve months.
During 2024, the company’s unrecognized tax benefits decreased by $99 million as a result of uncertain tax positions relating to foreign tax positions which included $240 million of reserve and associated interest from the settlement of international tax audits for tax years 2009 through 2016 and increased $84 million relating to U.S. federal and state tax positions.
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
The company classified interest and penalties related to unrecognized tax benefits as income tax expense. The total amount of interest and penalties related to uncertain tax positions and recognized in the balance sheet as of December 31, 2024 and 2023 was $75 million and $95 million, respectively.
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 8.    Comprehensive Income/(Loss) and Shareholders' Equity
Comprehensive Income (Loss)
Changes in each component of accumulated other comprehensive items, net of tax are as follows:

(In millions)	Currency translation adjustment	Unrealized gains/(losses) on hedging instruments	Pension and other postretirement benefit liability adjustment	Total
Balance at December 31, 2023	$(2,941)	$(28)	$(255)	$(3,224)
Other comprehensive income/(loss) before reclassifications	525	—	(12)	513
Amounts reclassified from accumulated other comprehensive income/(loss)	7	3	4	14
Net other comprehensive income/(loss)	532	3	(8)	527
Balance at December 31, 2024	$(2,409)	$(25)	$(263)	$(2,697)
Shareholders’ Equity
At December 31, 2024, the company had reserved 37 million unissued shares of its common stock for possible issuance under stock-based compensation plans.
Early in the first quarter of 2025, the company repurchased $2.00 billion of the company's common stock (3.6 million shares).
Note 9.    Supplemental Cash Flow Information
Supplemental cash flow information is as follows:

(In millions)	2024	2023	2022
Cash paid for:
Interest	$1,570	$1,385	$667
Income taxes	1,834	1,482	1,234

Non-cash investing and financing activities
Acquired but unpaid property, plant and equipment	303	296	393
Finance lease ROU assets obtained in exchange for new finance lease liabilities	—	2	33
Declared but unpaid dividends	150	137	119
Issuance of stock upon vesting of restricted stock units	186	234	241
Excise tax from stock repurchases	26	28	—
Cash, cash equivalents and restricted cash is included in the consolidated balance sheet as follows:

	December 31,	December 31,
(In millions)	2024	2023
Cash and cash equivalents	$4,009	$8,077
Restricted cash included in other current assets	10	6
Restricted cash included in other assets	21	14
Cash, cash equivalents and restricted cash	$4,040	$8,097
Amounts included in restricted cash primarily represent funds held as collateral for bank guarantees, pension related deposits, and incoming cash in China awaiting government administrative clearance.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 10.    Derivatives
Derivative Contracts
The following table provides the aggregate notional value of outstanding derivative contracts.

	December 31,	December 31,
(In millions)	2024	2023
Notional amount
Cross-currency interest rate swaps designated as net investment hedge - euro	$1,000	$1,000
Cross-currency interest rate swaps designated as net investment hedge - Japanese yen	4,650	4,650
Cross-currency interest rate swaps designated as net investment hedge - Swiss franc	2,500	2,500
Currency exchange contracts	1,588	1,567
While certain derivatives are subject to netting arrangements with counterparties, the company does not offset derivative assets and liabilities within the balance sheet. The following tables present the fair value of derivative instruments in the accompanying balance sheets and statements of income.

	Fair value – assets		Fair value – liabilities
	December 31,	December 31,	December 31,	December 31,
(In millions)	2024	2023	2024	2023
Derivatives designated as hedging instruments
Cross-currency interest rate swaps	$458	$5	$57	$287
Derivatives not designated as hedging instruments
Currency exchange contracts	2	3	2	3
Total derivatives	$460	$8	$59	$290

	Gain/(loss) recognized
(In millions)	2024	2023	2022
Fair value hedging relationships
Cross-currency interest rate swaps
Hedged long-term obligations - included in other income/(expense)	$—	$—	$77
Derivatives designated as hedging instruments - included in other income/(expense)	—	—	(81)
Derivatives designated as cash flow hedges
Interest rate swaps
Amount reclassified from accumulated other comprehensive items to interest expense	(3)	(4)	—
Amount reclassified from accumulated other comprehensive items to other income/(loss)	—	(3)	(3)
Financial instruments designated as net investment hedges
Foreign currency-denominated debt and other payables
Included in currency translation adjustment within other comprehensive income/(loss)	686	(356)	695
Cross-currency interest rate swaps
Included in currency translation adjustment within other comprehensive income/(loss)	682	(222)	52
Included in interest expense	267	120	19
Derivatives not designated as hedging instruments
Currency exchange contracts
Included in cost of product revenues	21	1	6
Included in other income/(expense)	(16)	(29)	102

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
See Note 1 and Note 3 for additional information on the company’s risk management objectives and strategies.
Note 11.    Business Segment and Geographical Information
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
The company’s management evaluates segment operating performance based on operating income before certain charges/credits to cost of revenues and selling, general and administrative expenses, restructuring and other costs, and amortization of acquisition-related intangible assets. The company uses this measure because it helps management understand and evaluate the segments’ core operating results and facilitates comparison of performance for determining compensation.
The company's president, chairman and chief executive officer is its chief operating decision maker (CODM). The CODM uses total revenues and segment income predominantly in the strategic plan, annual operating plan and quarterly business review processes. During these processes, the CODM considers budget-to-actual variances to evaluate both internal (e.g., changes in selling prices, strategic growth investments, productivity, business mix, newly acquired/divested businesses, etc.) and external (e.g., inflation, foreign currency, etc.) events and conditions.
The company generally accounts for intersegment revenues at current market prices.
Other segment items included in the below tables consist of stock-based compensation and other incentive compensation expenses, allocations of corporate expenses and certain overhead expenses as well as elimination of intersegment and intrasegment profits, all of which are included in the company's measurement of segment income, but not regularly provided to the CODM at the segment level. Cost of revenues adjustments consist of charges for the sale of inventories revalued at the date of acquisition, inventory write-downs associated with large-scale abandonments of product lines, and accelerated depreciation on fixed assets to estimated salvage value in connection with the consolidation of operations. Selling, general and administrative adjustments consist of significant transaction/integration costs (including reimbursement thereof) related to recent/terminated acquisitions, charges/credits for changes in estimates of contingent acquisition consideration, and charges related to product liability litigation. Restructuring and other costs include charges arising from headcount reductions and facility consolidations such as severance and abandoned lease expense and gains and losses on the sale of real estate and

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
product lines, as well as impacts of pre-acquisition matters and net charges for significant litigation-related matters (Note 6).
Segment assets included in the below tables consist of third-party accounts receivable and inventories, which are regularly provided to the CODM.
Geographical revenues are attributed to countries based on customer location. Long-lived assets by geographical location includes property, plant and equipment, net, and operating lease ROU assets.
Business Segment Information
2024

(In millions)	Life Sciences Solutions	Analytical Instruments	Specialty Diagnostics	Laboratory Products and Biopharma Services	Total
Revenues
Revenues from external customers	$8,160	$7,267	$4,449	$23,002	$42,879
Intersegment revenues	1,471	196	63	155	1,885
	9,631	7,463	4,512	23,157	44,764
Elimination of intersegment revenues					(1,885)
Consolidated revenues					$42,879
Segment Income
Cost of revenues	3,559	3,535	2,605	18,074
Selling, general, and administrative expenses	1,799	1,251	741	2,378
Research and development expenses	551	554	176	73
Other segment items	219	167	(168)	(459)
Segment income	3,503	1,955	1,159	3,090	9,707
Unallocated amounts
Cost of revenues adjustments					(47)
Selling, general and administrative expenses adjustments					8
Restructuring and other costs					(379)
Amortization of acquisition-related intangible assets					(1,952)
Interest income					1,078
Interest expense					(1,390)
Other income/(expense)					12
Consolidated income before income taxes					$7,037

(In millions)	Unallocated amounts	Life Sciences Solutions	Analytical Instruments	Specialty Diagnostics	Laboratory Products and Biopharma Services	Consolidated
Segment assets	$84,031	$2,982	$2,944	$1,218	$6,145	$97,321
Purchases of property, plant and equipment	85	123	95	125	971	1,400
Depreciation of property, plant and equipment	—	230	103	104	721	1,156

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2023

(In millions)	Life Sciences Solutions	Analytical Instruments	Specialty Diagnostics	Laboratory Products and Biopharma Services	Total
Revenues
Revenues from external customers	$8,545	$7,101	$4,324	$22,888	$42,857
Intersegment revenues	1,432	163	82	154	1,829
	9,977	7,263	4,405	23,041	44,686
Elimination of intersegment revenues					(1,829)
Consolidated revenues					$42,857
Segment Income
Cost of revenues	4,072	3,468	2,592	18,033
Selling, general, and administrative expenses	1,791	1,252	724	2,304
Research and development expenses	558	528	156	68
Other segment items	136	107	(191)	(722)
Segment income	3,420	1,908	1,124	3,358	9,810
Unallocated amounts
Cost of revenues adjustments					(95)
Selling, general and administrative expenses adjustments					(59)
Restructuring and other costs					(459)
Amortization of acquisition-related intangible assets					(2,338)
Interest income					879
Interest expense					(1,375)
Other income/(expense)					(65)
Consolidated income before income taxes					$6,298

(In millions)	Unallocated amounts	Life Sciences Solutions	Analytical Instruments	Specialty Diagnostics	Laboratory Products and Biopharma Services	Consolidated
Segment assets	$85,314	$3,186	$2,726	$1,150	$6,350	$98,726
Purchases of property, plant and equipment	80	178	87	121	1,013	1,479
Depreciation of property, plant and equipment	—	220	93	86	669	1,068

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2022

(In millions)	Life Sciences Solutions	Analytical Instruments	Specialty Diagnostics	Laboratory Products and Biopharma Services	Total
Revenues
Revenues from external customers	$11,565	$6,441	$4,604	$22,304	$44,915
Intersegment revenues	1,967	182	158	207	2,515
	13,532	6,624	4,763	22,511	47,430
Elimination of intersegment revenues					(2,515)
Consolidated revenues					$44,915
Segment Income
Cost of revenues	4,973	3,194	3,095	17,830
Selling, general, and administrative expenses	2,027	1,235	605	2,347
Research and development expenses	680	508	147	85
Other segment items	270	180	(108)	(623)
Segment income	5,582	1,507	1,024	2,872	10,985
Unallocated amounts
Cost of revenues adjustments					(46)
Selling, general and administrative expenses adjustments					(37)
Restructuring and other costs					(114)
Amortization of acquisition-related intangible assets					(2,395)
Interest income					272
Interest expense					(726)
Other income/(expense)					(104)
Consolidated income before income taxes					$7,835

(In millions)	Unallocated amounts	Life Sciences Solutions	Analytical Instruments	Specialty Diagnostics	Laboratory Products and Biopharma Services	Consolidated
Segment assets	$83,340	$3,845	$2,465	$1,076	$6,428	$97,154
Purchases of property, plant and equipment	98	490	140	112	1,403	2,243
Depreciation of property, plant and equipment	—	214	83	75	614	986
Geographical Information

(In millions)	2024	2023	2022
Revenues
United States	$21,755	$22,013	$23,820
Other	21,124	20,844	21,095
Consolidated revenues	$42,879	$42,857	$44,915

Long-lived Assets
United States	$6,245	$6,352	$6,308
Other	4,550	4,652	4,565
Consolidated long-lived assets	$10,795	$11,004	$10,873

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 12.    Acquisitions
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
The components of the purchase price and net assets acquired are as follows:

(In millions)	Olink
Purchase price
Cash paid	$3,215
Purchase price payable	28
Cash acquired	(97)
$3,146

Net assets acquired
Definite-lived intangible assets
Customer relationships	$708
Product technology	207
Tradenames	97
Goodwill	2,302
Net tangible assets	8
Deferred tax assets (liabilities)	(176)
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

Note 13.    Leases
As a lessee, the company leases certain logistics, office, and manufacturing facilities, as well as vehicles, copiers, and other equipment. These operating leases generally have remaining lease terms between 1 month and 30 years, and some include options to extend (generally for 1 to 10 years) or have options to terminate the arrangement within 1 year.
The company has guaranteed the residual value of three leased operating facilities with lease terms ending in 2025, and 2028, and 2029. The company has agreed with the lessor to comply with certain financial covenants consistent with its other debt arrangements (Note 3). The aggregate maximum guarantee under these three lease arrangements is $147 million. Operating lease ROU assets and lease liabilities for these lease arrangements are recorded on the consolidated balance sheet as of December 31, 2024, but exclude any amounts for residual value guarantees.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As a lessee, the consolidated financial statements include the following relating to operating leases:

(Dollars in millions)	2024	2023	2022
Statement of income
Operating lease costs	$353	$355	$351
Variable lease costs	115	115	109

Statement of cash flows
Cash used in operating activities for payments of amounts included in the measurement of operating lease liabilities	$327	$410	$289
Operating lease ROU assets obtained in exchange for new operating lease liabilities	262	234	430

Balance sheet
ROU assets - included in other assets	$1,489	$1,556
Operating lease liabilities - included in other accrued expenses	261	263
Operating lease liabilities - included in other long-term liabilities	1,239	1,244

Weighted average at end of year
Remaining operating lease term	8.6 years	9.2 years
Discount rate	4.6%	4.0%
Lease costs arising from finance leases, short-term leases, and sublease income are not material. See Note 3 for additional information relating to finance leases.
As of December 31, 2024, future payments of operating lease liabilities are as follows:

(In millions)
2025	$320
2026	277
2027	235
2028	167
2029	136
2030 and thereafter	723
Total lease payments	1,858
Less: imputed interest	357
Total operating lease liability	$1,501
As a lessor, operating leases, sales-type leases and direct financing leases are not material.
Note 14.    Pension and Other Postretirement Benefit Plans
401(k) Savings Plan and Other Defined Contribution Plans
The company’s 401(k) savings and other defined contribution plans cover the majority of the company’s eligible U.S. and certain non-U.S. employees. Contributions to the plans are made by both employees and the company. Company contributions are based on the level of employee contributions and formulas determined by the company. In 2024, 2023 and 2022, the company charged to expense $443 million, $468 million and $402 million, respectively, related to its defined contribution plans.
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Contributions to the plans included in the following table are estimated at between $40 million and $50 million for 2025.
The following table provides a reconciliation of benefit obligations and plan assets of the company’s domestic and non-U.S. pension plans:

	Domestic pension benefits		Non-U.S. pension benefits
(In millions)	2024	2023	2024	2023
Accumulated benefit obligation	$937	$1,005	$1,079	$1,166
Change in projected benefit obligations
Projected benefit obligation at beginning of year	$1,005	$995	$1,221	$1,069
Acquisitions	—	—	—	15
Service costs	—	—	28	26
Interest costs	46	47	40	42
Settlements	—	—	(29)	(37)
Plan participants' contributions	—	—	10	9
Actuarial (gains)/losses	(32)	42	(59)	65
Benefits paid	(81)	(79)	(26)	(25)
Currency translation and other	—	—	(49)	57
Projected benefit obligation at end of year	$937	$1,005	$1,135	$1,221
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$947	$937	$944	$868
Acquisitions	—	—	—	15
Actual return on plan assets	22	84	(37)	29
Employer contributions	7	5	37	36
Settlements	—	—	(29)	(37)
Plan participants' contributions	—	—	10	9
Benefits paid	(81)	(79)	(26)	(25)
Currency translation and other	—	—	(32)	49
Fair value of plan assets at end of year	$895	$947	$867	$944
Funded status	$(43)	$(58)	$(268)	$(277)
Amounts recognized in balance sheet
Noncurrent assets	$5	$—	$57	$65
Current liability	(5)	(6)	(12)	(11)
Noncurrent liabilities	(42)	(52)	(313)	(331)
Net amount recognized	$(43)	$(58)	$(268)	$(277)
Amounts recognized in accumulated other comprehensive items
Net actuarial loss/(gain)	$218	$217	$156	$151
Prior service (credits)/cost	—	—	(7)	(5)
Net amount recognized	$218	$217	$149	$146
Actuarial (gains)/losses experienced in 2024 for both domestic and non-U.S. pension plans were primarily driven by increases in the weighted average discount rates used to determine the projected benefit obligation when compared to 2023.
For domestic pension plans, actuarial (gains)/losses experienced in 2023 were driven by decreases in the weighted average discount rates used to determine the projected benefit obligation, as well as differences between actual and expected returns on plan assets for certain portions of plan benefits indexed to asset returns. For non-U.S. pension plans, actuarial (gains)/losses experienced in 2023 were principally driven by decreases in the weighted average discount rates used to determine the projected benefit obligation.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The actuarial assumptions used to compute the funded status for the plans are based upon information available as of December 31, 2024 and 2023 and are as follows:

	Domestic pension benefits		Non-U.S. pension benefits
	2024	2023	2024	2023
Weighted average assumptions used to determine projected benefit obligations
Discount rate for determining benefit obligation	5.48%	4.82%	3.74%	3.47%
Interest crediting rate for cash balance plans	5.39%	4.76%	2.28%	2.06%
Average rate of increase in employee compensation	N/A	N/A	2.58%	2.64%
The actuarial assumptions used to compute the net periodic pension benefit cost/(income) are based upon information available as of the beginning of the year, as presented in the following table:

	Domestic pension benefits			Non-U.S. pension benefits
	2024	2023	2022	2024	2023	2022
Weighted average assumptions used to determine net benefit cost/(income)
Discount rate - service cost	N/A	N/A	N/A	3.00%	3.62%	1.00%
Discount rate - interest cost	4.82%	5.01%	2.70%	3.48%	3.95%	1.36%
Interest crediting rate for cash balance plans	4.76%	4.96%	2.58%	2.06%	2.19%	1.25%
Average rate of increase in employee compensation	N/A	N/A	N/A	2.64%	2.77%	2.73%
Expected long-term rate of return on assets	6.00%	6.25%	4.75%	4.28%	4.33%	2.33%
The projected benefit obligation and fair value of plan assets for the company’s qualified and non-qualified pension plans with projected benefit obligations in excess of plan assets are as follows:

	Pension plans
(In millions)	2024	2023
Pension plans with projected benefit obligations in excess of plan assets
Projected benefit obligation	$727	$1,752
Fair value of plan assets	376	1,352
The accumulated benefit obligation and fair value of plan assets for the company's qualified and non-qualified pension plans with accumulated benefit obligations in excess of plan assets are as follows:

	Pension plans
(In millions)	2024	2023
Pension plans with accumulated benefit obligations in excess of plan assets
Accumulated benefit obligation	$671	$1,695
Fair value of plan assets	376	1,349
The measurement date used to determine benefit information is December 31 for all plan assets and benefit obligations.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The net periodic pension benefit cost/(income) includes the following components:

	Domestic pension benefits			Non-U.S. pension benefits
(In millions)	2024	2023	2022	2024	2023	2022
Components of net benefit cost/(income)
Service cost	$—	$—	$—	$28	$26	$34
Interest cost on benefit obligation	46	47	27	40	42	20
Expected return on plan assets	(56)	(59)	(45)	(36)	(37)	(26)
Amortization of actuarial net loss	—	—	4	4	2	7
Amortization of prior service cost/(benefit)	—	—	—	(1)	(1)	(1)
Settlement/curtailment loss/(gain)	—	—	—	2	1	(2)
Net periodic benefit cost/(income)	$(10)	$(12)	$(14)	$38	$33	$32
Expected benefit payments are estimated using the same assumptions used in determining the company’s benefit obligation at December 31, 2024. Benefit payments will depend on future employment and compensation levels, average years employed and average life spans, among other factors, and changes in any of these factors could significantly affect these estimated future benefit payments. Estimated future benefit payments during the next five years and in the aggregate for the five fiscal years thereafter, are as follows:

(In millions)	Domestic pension benefits	Non-U.S. pension benefits
Expected benefit payments
2025	$82	$54
2026	81	57
2027	81	58
2028	80	62
2029	79	66
2030-2034	373	405
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
Non-U.S. Pension Plan Assets
The company maintains specific plan assets for many of the individual pension plans outside the U.S. The investment strategy of each plan has been uniquely established based on the country specific standards and characteristics of the plans. Several of the plans have contracts with insurance companies whereby the market risks of the benefit obligations are borne by the insurance companies. When assets are held directly in investments, generally the objective is to invest in a portfolio of diversified assets with a variety of fund managers. The investments may include equity funds, fixed income funds, hedge funds, multi-asset funds, alternative investments, real estate funds and derivative funds with the target asset allocations ranging from approximately 0% - 25% for equity funds, 30% - 90% for fixed income funds, 0% - 40% for multi-asset funds, 0% - 4% for alternative investments, 0% - 4% for real estate funds and 0% - 45% for funds holding derivatives. The derivatives held by the funds are primarily interest rate swaps intended to match the movements in the plan liabilities. Each plan maintains enough liquidity at all times to meet the near-term benefit payments.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The fair values of the company’s plan assets at December 31, 2024 and 2023, by asset category are as follows:

	December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Not subject to leveling (a)
(In millions)	2024	(Level 1)	(Level 2)	(Level 3)
Domestic pension plan assets
U.S. equity funds	$91	$—	$—	$—	$91
International equity funds	89	—	—	—	89
Fixed income funds	692	—	—	—	692
Money market funds	23	—	—	—	23
Total domestic pension plans	$895	$—	$—	$—	$895
Non-U.S. pension plan assets
Equity funds	$7	$—	$—	$—	$7
Fixed income funds	288	7	—	—	281
Multi-asset funds	69	—	—	—	69
Derivative funds	169	—	—	—	169
Insurance contracts	325	—	325	—	—
Cash / money market funds	9	4	—	—	5
Total non-U.S. pension plans	$867	$10	$325	$—	$532
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
The tables above present the fair value of the company’s plan assets in accordance with the fair value hierarchy (Note 1). Certain investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The fair value amounts of these investments presented in the above tables are intended to permit reconciliation of the fair value hierarchy to the amounts presented for the total pension plan assets. These investments were also redeemable at the balance sheet date or within limited time restrictions.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 15.    Stock-based Compensation Expense
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
Stock Options
The weighted average assumptions used in the Black-Scholes option pricing model are as follows:

	2024	2023	2022
Expected stock price volatility	25%	25%	26%
Risk free interest rate	4.3%	4.2%	2.0%
Expected life of options (years)	5.0	4.7	4.7
Expected annual dividend	0.3%	0.3%	0.2%
Weighted average per share grant-date fair values of options granted	$166.92	$159.32	$135.07
The total intrinsic value of options exercised during the same periods was $395 million, $320 million and $336 million, respectively. The intrinsic value is the difference between the market value of the shares on the exercise date and the exercise price of the option.
A summary of the company’s option activity for the year ended December 31, 2024 is presented below:

	Shares (in millions)	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in millions)
Outstanding at December 31, 2023	5.0	$401.30
Granted	1.0	554.31
Exercised	(1.2)	260.55
Canceled/expired	(0.2)	559.45
Outstanding at December 31, 2024	4.5	$465.80	4.3	$358
Vested and unvested expected to vest at December 31, 2024	4.4	$462.90	4.2	$358
Exercisable at December 31, 2024	2.6	$403.06	2.9	$350
As of December 31, 2024, there was $176 million of total unrecognized compensation cost related to unvested stock options granted. The cost is expected to be recognized through 2028 with a weighted average amortization period of 2.1 years.
Restricted Share/Unit Awards
A summary of the company’s restricted unit activity for the year ended December 31, 2024 is presented below:

	Units (in millions)	Weighted average grant-date fair value
Unvested at December 31, 2023	0.6	$533.65
Granted	0.4	556.83
Performance adjustments	(0.1)	558.66
Vested	(0.3)	524.55
Forfeited	(0.1)	539.83
Unvested at December 31, 2024	0.6	$551.81

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The weighted average per share grant-date fair values of restricted units granted during 2023 and 2022 were $545.73 and $520.83, respectively. The total fair value of shares vested during 2024, 2023 and 2022 was $165 million, $207 million and $163 million, respectively.
As of December 31, 2024, there was $225 million of total unrecognized compensation cost related to unvested restricted stock unit awards. The cost is expected to be recognized through 2028 with a weighted average amortization period of 1.9 years.
Employee Stock Purchase Plans
Qualifying employees are eligible to participate in an employee stock purchase plan sponsored by the company. Shares may be purchased under the program at 95% of the fair market value at the end of the purchase period and the shares purchased are not subject to a holding period. Shares are purchased through payroll deductions of up to 10% of each participating employee’s qualifying gross wages. The company issued 0.1 million, 0.1 million and 0.2 million shares, respectively, of its common stock in 2024, 2023 and 2022 under the employee stock purchase plan.

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
Changes in Internal Control over Financial Reporting
There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended December 31, 2024, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
The company’s management, including the company’s chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The company’s management conducted an assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the company’s management concluded that, as of December 31, 2024, the company’s internal control over financial reporting was effective.
The company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the company’s internal control over financial reporting as of December 31, 2024, as stated in their report that appears on page 30 of this Annual Report on Form 10-K.
Item 9B.    Other Information
Amendment and Restatement of By-Laws
On February 19, 2025, the Board of Directors of the company amended and restated the company’s By-Laws, effective immediately, in connection with its periodic review of corporate governance matters, including recent developments in Delaware case law. Among other things, the amendments to the By-laws update the advance notice and proxy access provisions to make certain clarifying and procedural changes. The foregoing description of the amendments to the By-laws does not purport to be complete and is qualified in its entirety by reference to the full text of the By-laws, as amended and restated, a copy of which is attached as Exhibit 3.4 and incorporated by reference herein.
Director and Officer Trading Arrangements
On December 5, 2024, Michael A. Boxer, our senior vice president, general counsel, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Boxer’s plan is for the exercise of vested stock options and the associated sale of up to 7,450 shares of company common stock through June 11, 2025. The foregoing exercises and sales will be made in accordance with the prices and formulas set forth in the plan and such plan terminates on the earlier of the date all the shares under the plan are sold and June 11, 2025.
On November 20, 2024, Michael D. Shafer, an executive vice president, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Shafer’s plan is for the sale of up to 2,509 shares of company stock, and the exercise of vested stock options and the associated sale of up to 10,725 shares of company common stock, through December 12, 2025. The foregoing exercises and sales will be made in accordance with the prices and formulas set forth in the plan and such plan terminates on the earlier of the date all the shares under the plan are sold and December 15, 2025.
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
The information with respect to our insider trading arrangements and policies required by this Item will be contained in our Proxy Statement under “Executive compensation” and is incorporated in this report by reference.
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

3.4	Amended and Restated By-Laws of the Registrant, as amended and effective as of February 19, 2025
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

4.13
Twenty-Fifth Supplemental Indenture, dated as of November 21, 2022, between the Company, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed November 21, 2022 [File No. 1-8002] and incorporated in this document by reference).

4.14
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

4.16
Twenty-Eighth Supplemental Indenture, dated as of December 5, 2023, between the Company, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K December 5, 2023 [File No. 1-8002] and incorporated in this document by reference).

4.17
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

4.19
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

10.1
Thermo Fisher Scientific Inc. Deferred Compensation Plan for Directors of the Registrant, as amended and restated effective February 21, 2024.* (filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 [File No. 1-8002] and incorporated in this document by reference).*

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

10.36	PPD, Inc. 2020 Omnibus Incentive Plan (filed as Exhibit 10.38 to PPD Inc.’s Form S-1/A filed January 27, 2020 [File No. 333-235860] and incorporated in this document by reference).*
10.37
Amendment to Nonstatutory Stock Option Agreements between Thermo Fisher Scientific Inc. and Marc N. Casper (filed as Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 [File No. 1-8002] and incorporated in this document by reference).*

10.38
Amendment to Restricted Stock Unit Agreements between Thermo Fisher Scientific Inc. and Marc N. Casper (filed as Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 [File No. 1-8002] and incorporated in this document by reference).*

10.39
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
10.42
Form of Thermo Fisher Scientific Inc.’s Performance Restricted Stock Unit Agreement (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2023 [File No. 1-8002] and incorporated in this document by reference).*

10.43
Form of Nonstatutory Stock Option Agreement between Thermo Fisher Scientific Inc. and Marc N. Casper effective as of February 22, 2023 (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2023 [File No. 1-8002] and incorporated in this document by reference).*

10.44
Form of Restricted Stock Unit Agreement between Thermo Fisher Scientific Inc. and Marc N. Casper (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2023 [File No. 1-8002] and incorporated in this document by reference).*

10.45
Form of Performance Restricted Stock Unit Agreement between Thermo Fisher Scientific Inc. and Marc N. Casper (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2023 [File No. 1-8002] and incorporated in this document by reference).*

10.46
Thermo Fisher Scientific Inc. Deferred Compensation Plan, as amended and restated January 1, 2024 (filed as Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 [File No. 1-8002] and incorporated in this document by reference).*

10.47
Form of Thermo Fisher Scientific Inc.’s Performance Restricted Stock Unit Agreement effective as of February 21, 2024 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2024 [File No. 1-8002] and incorporated in this document by reference).*

10.48
Form of Thermo Fisher Scientific Inc.’s Restricted Stock Unit Agreement effective as of February 21, 2024 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2024 [File No. 1-8002] and incorporated in this document by reference).*

10.49
Form of Thermo Fisher Scientific Inc.’s Nonstatutory Stock Option Agreement effective as of February 21, 2024 (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2024 [File No. 1-8002] and incorporated in this document by reference).*

10.50
Form of Thermo Fisher Scientific Inc.’s Performance Nonstatutory Stock Option Agreement effective as of February 21, 2024 (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2024 [File No. 1-8002] and incorporated in this document by reference).*

10.51
Form of Thermo Fisher Scientific Inc.’s Performance Restricted Stock Unit Agreement between Thermo Fisher Scientific Inc. and Marc N. Casper, effective as of February 21, 2024 (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2024 [File No. 1-8002] and incorporated in this document by reference).*

10.52
Form of Thermo Fisher Scientific Inc.’s Nonstatutory Stock Option Agreement between Thermo Fisher Scientific Inc. and Marc N. Casper, effective as of February 21, 2024 (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2024 [File No. 1-8002] and incorporated in this document by reference).*

10.53
Form of Thermo Fisher Scientific Inc.’s Performance Nonstatutory Stock Option Agreement between Thermo Fisher Scientific Inc. and Marc N. Casper, effective as of February 21, 2024 (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2024 [File No. 1-8002] and incorporated in this document by reference).*

10.54	Form of Thermo Fisher Scientific Inc.’s Performance Restricted Stock Unit Agreement effective as of February 19, 2025.*
10.55	Form of Thermo Fisher Scientific Inc.’s Restricted Stock Unit Agreement effective as of February 19, 2025.*
10.56	Form of Thermo Fisher Scientific Inc.’s Nonstatutory Stock Option Agreement effective as of February 19, 2025.*
10.57	Form of Thermo Fisher Scientific Inc.’s Performance Restricted Stock Unit Agreement between Thermo Fisher Scientific Inc. and Marc N. Casper effective as of February 19, 2025.*
10.58	Form of Thermo Fisher Scientific Inc.’s Nonstatutory Stock Option Agreement between Thermo Fisher Scientific Inc. and Marc N. Casper effective as of February 19, 2025.*
19	Thermo Fisher Scientific Inc. Insider Trading Policy.
21	Subsidiaries of the Registrant.
22	Subsidiary Issuer of Guaranteed Securities.
23.1	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(b) and 15d-14(b), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(b) and 15d-14(b), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97	Clawback Policy (filed as Exhibit 97 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 [File No. 1-8002] and incorporated in this document by reference).*

THERMO FISHER SCIENTIFIC INC.

Exhibit Number	Description of Exhibit
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Date:	February 20, 2025	THERMO FISHER SCIENTIFIC INC.

		By:	/s/ Marc N. Casper
Marc N. Casper
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of February 20, 2025.

By:	/s/ Marc N. Casper	By:	/s/ Jennifer M. Johnson
	Marc N. Casper		Jennifer M. Johnson
	Chairman, President and Chief Executive Officer		Director
(Principal Executive Officer)

By:	/s/ Stephen Williamson	By:	/s/ R. Alexandra Keith
	Stephen Williamson		R. Alexandra Keith
	Senior Vice President and Chief Financial Officer		Director
(Principal Financial Officer)

By:	/s/ Joseph R. Holmes	By:	/s/ James C. Mullen
	Joseph R. Holmes		James C. Mullen
	Vice President and Chief Accounting Officer		Director
(Principal Accounting Officer)

By:	/s/ Nelson J. Chai	By:	/s/ Debora L. Spar
	Nelson J. Chai		Debora L. Spar
	Director		Director

By:	/s/ Ruby R. Chandy	By:	/s/ Scott M. Sperling
	Ruby R. Chandy		Scott M. Sperling
	Director		Director

By:	/s/ C. Martin Harris	By:	/s/ Dion J. Weisler
	C. Martin Harris		Dion J. Weisler
	Director		Director

By:	/s/ Tyler E. Jacks
Tyler E. Jacks
Director