Form 10-Q
period 2025-03-29
THERMO FISHER SCIENTIFIC INC.
filed 2025-05-02
CIK 97745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 29, 2025 or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Large accelerated filer ☒                                              Accelerated filer ☐                                       Non-accelerated filer ☐
Smaller reporting company ☐                                      Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of March 29, 2025, the Registrant had 377,493,912 shares of Common Stock outstanding.

THERMO FISHER SCIENTIFIC INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 29, 2025

THERMO FISHER SCIENTIFIC INC.

PART I    FINANCIAL INFORMATION
Item 1.    Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 29,	December 31,
(In millions except share and per share amounts)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$4,134	$4,009
Short-term investments	1,813	1,561
Accounts receivable, less allowances of $165 and $173	8,455	8,191
Inventories	5,224	4,978
Contract assets, net	1,366	1,435
Other current assets	2,387	1,964
Total current assets	23,378	22,137
Property, plant and equipment, net	9,331	9,306
Acquisition-related intangible assets, net	15,323	15,533
Other assets	4,516	4,492
Goodwill	46,493	45,853
Total assets	$99,041	$97,321

Liabilities, redeemable noncontrolling interest and equity
Current liabilities:
Short-term obligations and current maturities of long-term obligations	$2,819	$2,214
Accounts payable	3,049	3,079
Accrued payroll and employee benefits	1,419	1,988
Contract liabilities	2,866	2,852
Other accrued expenses	3,022	3,199
Total current liabilities	13,174	13,332
Deferred income taxes	1,041	1,268
Other long-term liabilities	3,971	3,989
Long-term obligations	31,370	29,061
Redeemable noncontrolling interest	128	120
Equity:
Thermo Fisher Scientific Inc. shareholders’ equity:
Preferred stock, $100 par value, 50,000 shares authorized; none issued	—	—
Common stock, $1 par value, 1,200,000,000 shares authorized; 444,246,082 and 443,841,240 shares issued	444	444
Capital in excess of par value	18,111	17,962
Retained earnings	54,447	53,102
Treasury stock at cost, 66,752,170 and 63,066,906 shares	(21,269)	(19,226)
Accumulated other comprehensive income/(loss)	(2,343)	(2,697)
Total Thermo Fisher Scientific Inc. shareholders’ equity	49,390	49,584
Noncontrolling interests	(33)	(33)
Total equity	49,357	49,551
Total liabilities, redeemable noncontrolling interest and equity	$99,041	$97,321
The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended
	March 29,	March 30,
(In millions except per share amounts)	2025	2024
Revenues
Product revenues	$5,980	$5,955
Service revenues	4,384	4,390
Total revenues	10,364	10,345
Costs and operating expenses:
Cost of product revenues	3,125	2,939
Cost of service revenues	3,004	3,201
Selling, general and administrative expenses	2,078	2,183
Research and development expenses	342	331
Restructuring and other costs	98	29
Total costs and operating expenses	8,648	8,682
Operating income	1,716	1,663
Interest income	203	279
Interest expense	(303)	(363)
Other income/(expense)	3	10
Income before income taxes	1,620	1,589
Benefit from/(provision for) income taxes	(95)	(281)
Equity in earnings/(losses) of unconsolidated entities	(14)	23
Net income	1,511	1,331
Less: net income/(losses) attributable to noncontrolling interests and redeemable noncontrolling interest	4	4
Net income attributable to Thermo Fisher Scientific Inc.	$1,507	$1,328

Earnings per share attributable to Thermo Fisher Scientific Inc.
Basic	$3.99	$3.47
Diluted	$3.98	$3.46

Weighted average shares
Basic	378	382
Diluted	379	384

The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended
	March 29,	March 30,
(In millions)	2025	2024
Comprehensive income/(loss)
Net income	$1,511	$1,331
Other comprehensive income/(loss):
Currency translation adjustment:
Currency translation adjustment (net of tax provision (benefit) of $(207) and $166)	360	456
Unrealized gains/(losses) on available-for-sale debt securities
Unrealized holding losses arising during the period (net of tax (provision) benefit of $0 and $0)	—	(1)
Unrealized gains/(losses) on hedging instruments:
Reclassification adjustment for losses included in net income (net of tax (provision) benefit of $0 and $0)	1	1
Pension and other postretirement benefit liability adjustments:
Pension and other postretirement benefit liability adjustments arising during the period (net of tax (provision) benefit of $1 and $0)	(3)	1
Amortization of net loss included in net periodic pension cost (net of tax (provision) benefit of $0 and $0)	1	—
Total other comprehensive income/(loss)	358	457
Comprehensive income/(loss)	1,869	1,788
Less: comprehensive income/(loss) attributable to noncontrolling interests and redeemable noncontrolling interest	8	1
Comprehensive income attributable to Thermo Fisher Scientific Inc.	$1,861	$1,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 29,	March 30,
(In millions)	2025	2024
Operating activities
Net income	$1,511	$1,331
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	276	285
Amortization of acquisition-related intangible assets	429	551
Change in deferred income taxes	(279)	(253)
Stock-based compensation	75	70
Other net non-cash expenses	135	53
Changes in assets and liabilities, excluding the effects of acquisitions	(1,425)	(787)
Net cash provided by operating activities	723	1,251
Investing activities
Purchases of property, plant and equipment	(362)	(347)
Proceeds from sale of property, plant and equipment	12	4
Proceeds from cross-currency interest rate swap interest settlements	87	64
Purchases of investments	(264)	(1,758)
Other investing activities, net	1	7
Net cash used in investing activities	(527)	(2,030)
Financing activities
Net proceeds from issuance of debt	2,840	1,205
Repayment of debt	(838)	—
Purchases of company common stock	(2,000)	(3,000)
Dividends paid	(149)	(135)
Other financing activities, net	45	110
Net cash used in financing activities	(102)	(1,821)
Exchange rate effect on cash	37	22
Increase (decrease) in cash, cash equivalents and restricted cash	132	(2,578)
Cash, cash equivalents and restricted cash at beginning of period	4,040	8,097
Cash, cash equivalents and restricted cash at end of period	$4,172	$5,519

The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
(Unaudited)

	Redeemable Noncontrolling Interest	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Items	Total Thermo Fisher Scientific Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
(In millions)		Shares	Amount			Shares	Amount

		Three months ended March 29, 2025
Balance at December 31, 2024	$120	444	$444	$17,962	$53,102	63	$(19,226)	$(2,697)	$49,584	$(33)	$49,551
Issuance of shares under stock plans	—	—	—	74	—	—	(24)	—	50	—	50
Stock-based compensation	—	—	—	75	—	—	—	—	75	—	75
Purchases of company common stock	—	—	—	—	—	4	(2,000)	—	(2,000)	—	(2,000)
Dividends declared ($0.43 per share)	—	—	—	—	(163)	—	—	—	(163)	—	(163)
Net income/(loss)	5	—	—	—	1,507	—	—	—	1,507	—	1,507
Other comprehensive items	3	—	—	—	—	—	—	354	354	1	355
Contributions from (distributions to) noncontrolling interest	—	—	—	—	—	—	—	—	—	(1)	(1)
Excise tax from stock repurchases	—	—	—	—	—	—	(18)	—	(18)	—	(18)
Balance at March 29, 2025	$128	444	$444	$18,111	$54,447	67	$(21,269)	$(2,343)	$49,390	$(33)	$49,357

		Three months ended March 30, 2024
Balance at December 31, 2023	$118	442	$442	$17,286	$47,364	56	$(15,133)	$(3,224)	$46,735	$(11)	$46,724
Issuance of shares under stock plans	—	1	1	126	—	—	(24)	—	103	—	103
Stock-based compensation	—	—	—	70	—	—	—	—	70	—	70
Purchases of company common stock	—	—	—	—	—	6	(3,000)	—	(3,000)	—	(3,000)
Dividends declared ($0.39 per share)	—	—	—	—	(149)	—	—	—	(149)	—	(149)
Net income/(loss)	4	—	—	—	1,328	—	—	—	1,328	—	1,328
Other comprehensive items	(3)	—	—	—	—	—	—	460	460	—	460
Contributions from (distributions to) noncontrolling interest	—	—	—	—	—	—	—	—	—	(1)	(1)
Excise tax from stock repurchases	—	—	—	—	—	—	(29)	—	(29)	—	(29)
Balance at March 30, 2024	$119	443	$443	$17,482	$48,542	61	$(18,186)	$(2,764)	$45,516	$(12)	$45,504

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
Interim Financial Statements
The interim condensed consolidated financial statements presented herein have been prepared by the company, are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at March 29, 2025, the results of operations for the three-month periods ended March 29, 2025 and March 30, 2024, and the cash flows for the three-month periods ended March 29, 2025 and March 30, 2024. Interim results are not necessarily indicative of results for a full year.
The condensed consolidated balance sheet presented as of December 31, 2024, has been derived from the audited consolidated financial statements as of that date. The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain all information that is included in the annual financial statements and notes thereto of the company. The condensed consolidated financial statements and notes included in this report should be read in conjunction with the 2024 financial statements and notes included in the company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC). Certain reclassifications of prior year amounts have been made to conform to the current year presentation.
Note 1 to the consolidated financial statements for 2024 describes the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no material changes in the company’s significant accounting policies during the three months ended March 29, 2025.
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
		Some aspects adopted in 2023 using a retrospective method and other aspects adopted in 2024 using a prospective method	Not material
ASU No. 2023-07, Segment Reporting (Topic 280): Improving Reportable Segment Disclosures	Among other things, new guidance to disclose significant segment expenses and other items by reportable segment as well as information about the chief operating decision maker.	2024 annual report and interim periods thereafter using a retrospective method	Increased disclosures in Note 11
Standards not yet adopted
ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	Among other things, new guidance to disclose additional information about the tax rate reconciliation and income taxes paid.	2025 annual report and interim periods thereafter using a prospective or retrospective method	Will increase disclosures in Note 7
ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	New guidance to disclose specified information about certain costs and expenses.	2027 annual report and interim periods thereafter using a prospective or retrospective method	Will increase disclosures in Note 6
Note 2.    Supplemental Balance Sheet Information
Inventories
The components of inventories are as follows:

(In millions)	March 29, 2025	December 31, 2024
Raw materials	$1,862	$1,803
Work in process	874	755
Finished goods	2,488	2,420
Inventories	$5,224	$4,978
Contract-related Balances
Contract asset and liability balances are as follows:

(In millions)	March 29, 2025	December 31, 2024
Current contract assets, net	$1,366	$1,435
Noncurrent contract assets, net	4	6
Current contract liabilities	2,866	2,852
Noncurrent contract liabilities	1,127	1,138
In the three months ended March 29, 2025, the company recognized revenues of $1.36 billion that were included in the contract liabilities balance at December 31, 2024. In the three months ended March 30, 2024, the company recognized revenues of $1.32 billion that were included in the contract liabilities balance at December 31, 2023.
Remaining Performance Obligations
The aggregate amount of the transaction price allocated to the remaining performance obligations for all open customer contracts as of March 29, 2025, was $24.54 billion. The company will recognize revenues for these performance obligations as they are satisfied, approximately 54% of which is expected to occur within the next twelve months. Amounts expected to occur thereafter generally relate to contract manufacturing, clinical research and extended warranty service agreements, which typically have durations of three to five years.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3.    Debt and Other Financing Arrangements
The company’s debt and other financing arrangements are as follows:

	Effective interest rate at March 29,	March 29,	December 31,
(Dollars in millions)	2025	2025	2024

0.125% 5.5-Year Senior Notes, Due 3/1/2025 (euro-denominated)		$—	$828
2.00% 10-Year Senior Notes, Due 4/15/2025 (euro-denominated)	2.07%	693	663
0.853% 3-Year Senior Notes, Due 10/20/2025 (Japanese yen-denominated)	1.05%	149	142
0.00% 4-Year Senior Notes, Due 11/18/2025 (euro-denominated)	0.15%	596	569
3.20% 3-Year Senior Notes, Due 1/21/2026 (euro-denominated)	3.38%	541	518
1.40% 8.5-Year Senior Notes, Due 1/23/2026 (euro-denominated)	1.52%	758	725
4.953% 3-Year Senior Notes, Due 8/10/2026	5.18%	600	600
0.832% 1.5-Year Senior Notes, Due 9/7/2026 (Swiss franc-denominated)	1.15%	466	—
5.00% 3-Year Senior Notes, Due 12/5/2026	5.25%	1,000	1,000
1.45% 10-Year Senior Notes, Due 3/16/2027 (euro-denominated)	1.65%	541	518
1.75% 7-Year Senior Notes, Due 4/15/2027 (euro-denominated)	1.96%	650	621
1.054% 5-Year Senior Notes, Due 10/20/2027 (Japanese yen-denominated)	1.18%	193	184
4.80% 5-Year Senior Notes, Due 11/21/2027	5.00%	600	600
0.790% 3-Year Senior Notes, Due 1/6/2028 (Swiss franc-denominated)	1.39%	100	—
0.50% 8.5-Year Senior Notes, Due 3/1/2028 (euro-denominated)	0.77%	866	828
1.6525% 4-Year Senior Notes, Due 3/7/2028 (Swiss franc-denominated)	1.79%	375	364
0.77% 5-Year Senior Notes, Due 9/6/2028 (Japanese yen-denominated)	0.90%	193	184
1.375% 12-Year Senior Notes, Due 9/12/2028 (euro-denominated)	1.46%	650	621
1.75% 7-Year Senior Notes, Due 10/15/2028	1.89%	700	700
5.00% 5-Year Senior Notes, Due 1/31/2029	5.24%	1,000	1,000
1.125% 4-Year Senior Notes, Due 3/7/2029 (Swiss franc-denominated)	1.26%	358	—
1.95% 12-Year Senior Notes, Due 7/24/2029 (euro-denominated)	2.07%	758	725
2.60% 10-Year Senior Notes, Due 10/1/2029	2.74%	900	900
1.279% 7-Year Senior Notes, Due 10/19/2029 (Japanese yen-denominated)	1.44%	31	30
1.120% 5-Year Senior Notes, Due 1/6/2030 (Swiss franc-denominated)	1.25%	266	—
4.977% 7-Year Senior Notes, Due 8/10/2030	5.12%	750	750
0.80% 9-Year Senior Notes, Due 10/18/2030 (euro-denominated)	0.88%	1,895	1,812
0.875% 12-Year Senior Notes, Due 10/1/2031 (euro-denominated)	1.13%	975	932
2.00% 10-Year Senior Notes, Due 10/15/2031	2.23%	1,200	1,200
1.8401% 8-Year Senior Notes, Due 3/8/2032 (Swiss franc-denominated)	1.92%	471	457
2.375% 12-Year Senior Notes, Due 4/15/2032 (euro-denominated)	2.54%	650	621
1.49% 10-Year Senior Notes, Due 10/20/2032 (Japanese yen-denominated)	1.60%	42	40
4.95% 10-Year Senior Notes, Due 11/21/2032	5.09%	600	600
1.4175% 8-Year Senior Notes, Due 3/7/2033 (Swiss franc-denominated)	1.49%	397	—
5.086% 10-Year Senior Notes, Due 8/10/2033	5.20%	1,000	1,000
1.125% 12-Year Senior Notes, Due 10/18/2033 (euro-denominated)	1.20%	1,624	1,553
5.20% 10-Year Senior Notes, Due 1/31/2034	5.34%	500	500
3.65% 12-Year Senior Notes, Due 11/21/2034 (euro-denominated)	3.76%	812	777
1.50% 12-Year Senior Notes, Due 9/6/2035 (Japanese yen-denominated)	1.58%	143	137
2.0375% 12-Year Senior Notes, Due 3/7/2036 (Swiss franc-denominated)	2.10%	369	358
1.520% 12-Year Senior Notes, Due 1/6/2037 (Swiss franc-denominated)	1.56%	353	—
1.6524% 12-Year Senior Notes, Due 3/6/2037 (Swiss franc-denominated)	1.71%	244	—

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Effective interest rate at March 29,	March 29,	December 31,
(Dollars in millions)	2025	2025	2024

2.875% 20-Year Senior Notes, Due 7/24/2037 (euro-denominated)	2.94%	758	725
1.50% 20-Year Senior Notes, Due 10/1/2039 (euro-denominated)	1.73%	975	932
2.80% 20-Year Senior Notes, Due 10/15/2041	2.90%	1,200	1,200
1.625% 20-Year Senior Notes, Due 10/18/2041 (euro-denominated)	1.77%	1,354	1,294
2.069% 20-Year Senior Notes, Due 10/20/2042 (Japanese yen-denominated)	2.13%	97	93
5.404% 20-Year Senior Notes, Due 8/10/2043	5.50%	600	600
2.02% 20-Year Senior Notes, Due 9/6/2043 (Japanese yen-denominated)	2.06%	193	184
5.30% 30-Year Senior Notes, Due 2/1/2044	5.37%	400	400
1.49% 20-Year Senior Notes, Due 1/6/2045 (Swiss franc-denominated)	1.54%	210	—
1.8975% 20-Year Senior Notes, Due 3/7/2045 (Swiss franc-denominated)	1.95%	153	—
4.10% 30-Year Senior Notes, Due 8/15/2047	4.23%	750	750
1.875% 30-Year Senior Notes, Due 10/1/2049 (euro-denominated)	1.98%	1,083	1,035
1.47% 25-Year Senior Notes, Due 1/6/2050 (Swiss franc-denominated)	1.49%	371	—
2.00% 30-Year Senior Notes, Due 10/18/2051 (euro-denominated)	2.07%	812	777
2.382% 30-Year Senior Notes, Due 10/18/2052 (Japanese yen-denominated)	2.43%	222	212
Other		74	73
Total borrowings at par value		34,261	31,332
Unamortized discount		(96)	(95)
Unamortized debt issuance costs		(176)	(164)
Total borrowings at carrying value		33,989	31,072
Finance lease liabilities		200	202
Less: Short-term obligations and current maturities		2,819	2,214
Long-term obligations		$31,370	$29,061
The effective interest rates for the fixed-rate debt include the stated interest on the notes, the accretion of any discounts/premiums and the amortization of any debt issuance costs.
See Note 4 for fair value information pertaining to the company’s long-term borrowings.
Credit Facilities
The company has a revolving credit facility (the Facility) with a bank group that provides for up to $5.00 billion of unsecured multi-currency revolving credit. The Facility expires on January 7, 2027. The revolving credit agreement calls for interest at either a Term Secured Overnight Financing Rate (SOFR), a Euro Interbank Offered Rate (EURIBOR)-based rate (for funds drawn in euro), or a rate based on the prime lending rate of the agent bank, at the company’s option. The agreement contains affirmative, negative and financial covenants, and events of default customary for facilities of this type. The covenants in the Facility include a Consolidated Net Interest Coverage Ratio (Consolidated EBITDA to Consolidated Net Interest Expense), as such terms are defined in the Facility. Specifically, the company has agreed that, so long as any lender has any commitment under the Facility, any letter of credit is outstanding under the Facility, or any loan or other obligation is outstanding under the Facility, it will maintain a minimum Consolidated Net Interest Coverage Ratio of 3.5:1.0 as of the last day of any fiscal quarter. As of March 29, 2025, no borrowings were outstanding under the Facility, although available capacity was reduced by immaterial outstanding letters of credit.
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Under both programs, the CP Notes are issued at a discount from par (or premium to par, in the case of negative interest rates), or, alternatively, are sold at par and bear varying interest rates on a fixed or floating basis.
Senior Notes
Interest is payable annually on the euro and public Swiss franc-denominated fixed rate senior notes and semi-annually on all other senior notes. Each of the U.S. dollar and euro-denominated fixed rate senior notes, and Japanese yen-denominated and Swiss franc-denominated private placement notes may be redeemed at a redemption price of 100% of the principal amount plus a specified make-whole premium and accrued interest, together with swap breakage costs payable to holders of the Japanese yen-denominated and Swiss franc-denominated private placement notes who have entered into cross-currency swap agreements. The company is subject to certain affirmative and negative covenants under the indentures and note purchase agreement governing the senior notes, the most restrictive of which limits the ability of the company to pledge certain property and assets as security under borrowing arrangements. The company was in compliance with all covenants related to its senior notes at March 29, 2025.
Thermo Fisher Scientific (Finance I) B.V. (Thermo Fisher International), a wholly-owned finance subsidiary of the company, issued each of the following notes outstanding as of March 29, 2025, included in the table above (collectively, the “Euronotes”) in registered public offerings: the 0.00% Senior Notes due 2025, the 0.80% Senior Notes due 2030, the 1.125% Senior Notes due 2033, the 1.625% Senior Notes due 2041, and the 2.00% Senior Notes due 2051. The company has fully and unconditionally guaranteed all of Thermo Fisher International’s obligations under the Euronotes and all of Thermo Fisher International’s other debt securities, and no other subsidiary of the company will guarantee these obligations. Thermo Fisher International is a “finance subsidiary” as defined in Rule 13-01(a)(4)(vi) of the Exchange Act, with no assets or operations other than those related to the issuance, administration and repayment of the Euronotes and other debt securities issued by Thermo Fisher International from time to time. The financial condition, results of operations and cash flows of Thermo Fisher International are consolidated in the financial statements of the company.
Note 4.    Fair Value Measurements
Fair Value Measurements
The following tables present information about the company’s financial assets and liabilities measured at fair value on a recurring basis:

	March 29,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
(In millions)	2025	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$1,161	$1,161	$—	$—
Bank time deposits	1,810	1,810	—	—
Investments	50	19	—	31
Insurance contracts	232	—	232	—
Derivative contracts	354	—	354	—
Total assets	$3,607	$2,990	$586	$31

Liabilities
Derivative contracts	$72	$—	$72	$—
Contingent consideration	13	—	—	13
Total liabilities	$86	$—	$72	$13

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
(In millions)	2024	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$1,103	$1,103	$—	$—
Bank time deposits	1,560	1,560	—	—
Investments	39	18	—	21
Insurance contracts	240	—	240	—
Derivative contracts	460	—	460	—
Total assets	$3,401	$2,680	$700	$21

Liabilities
Derivative contracts	$59	$—	$59	$—
Contingent consideration	13	—	—	13
Total liabilities	$72	$—	$59	$13
The company determines the fair value of its insurance contracts by obtaining the cash surrender value of the contracts from the issuer. The fair value of derivative contracts is the estimated amount that the company would receive/pay upon liquidation of the contracts, taking into account the change in interest rates and currency exchange rates. The company initially measures the fair value of acquisition-related contingent consideration based on amounts expected to be transferred (probability-weighted) discounted to present value. Changes to the fair values of contingent consideration are recorded in selling, general and administrative expense. The company determines the fair value of its equity method and non-marketable equity investments that are not eligible for the net asset value (NAV) practical expedient by considering factors such as financial position, operating results and cash flows of the investee; recent transactions in the same or similar securities; significant recent events affecting the investee; the price paid by Thermo Fisher; among others.
In the three-month periods ended March 29, 2025, and March 30, 2024, the company recorded $2 million and $10 million, respectively, of net gains/(losses) on investments, which are included in other income/(expense) in the accompanying statements of income.
The following table provides a rollforward of the fair value, as determined by level 3 inputs (such as likelihood of achieving production or revenue milestones, as well as changes in the fair values of the investments underlying a recapitalization investment portfolio), of the contingent consideration.

	Three months ended
	March 29,	March 30,
(In millions)	2025	2024
Contingent consideration
Beginning balance	$13	$87
Payments	—	(2)
Changes in fair value included in earnings	1	(2)
Ending balance	$13	$83
The following table provides a rollforward of investments classified as level 3:

Three months ended
March 29,
(In millions)	2025
Investments
Beginning balance	$21
Purchases	11
Ending balance	$31

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Fair Value of Other Financial Instruments
The carrying value and fair value of the company’s debt instruments are as follows:

	March 29, 2025		December 31, 2024
	Carrying	Fair	Carrying	Fair
(In millions)	value	value	value	value
Senior notes	$33,915	$31,116	$30,999	$28,454
Other	74	74	73	73
	$33,989	$31,190	$31,072	$28,527
The fair value of debt instruments, excluding private placement notes, was determined based on quoted market prices and on borrowing rates available to the company at the respective period ends, which represent level 2 measurements. The fair value of private placement notes was determined based on internally developed pricing models and unobservable inputs, which represent level 3 measurements.
Note 5.    Commitments and Contingencies
Environmental Matters
The company is currently involved in various stages of investigation and remediation related to environmental matters. The company cannot predict all potential costs related to environmental remediation matters and the possible impact on future operations given the uncertainties regarding the extent of the required cleanup, the complexity and interpretation of applicable laws and regulations, the varying costs of alternative cleanup methods and the extent of the company’s responsibility. Expenses for environmental remediation matters related to the costs of installing, operating and maintaining groundwater-treatment systems and other remedial activities related to historical environmental contamination at the company’s domestic and international facilities were not material in any period presented. At March 29, 2025, there have been no material changes to the accruals for pending environmental-related matters disclosed in the company’s 2024 financial statements and notes included in the company’s Annual Report on Form 10-K. While management believes the accruals for environmental remediation are adequate based on current estimates of remediation costs, the company may be subject to additional remedial or compliance costs due to future events such as changes in existing laws and regulations, changes in agency direction or enforcement policies, developments in remediation technologies or changes in the conduct of the company’s operations, which could have a material adverse effect on the company’s financial position, results of operations and cash flows.
Litigation and Related Contingencies
The company is involved in various disputes, governmental and/or regulatory inspections, inquiries, investigations and proceedings, and litigation matters that arise from time to time in the ordinary course of business. The disputes and litigation matters include product liability, intellectual property, employment and commercial issues. Due to the inherent uncertainties associated with pending litigation or claims, the company cannot predict the outcome, nor, with respect to certain pending litigation or claims where no liability has been accrued, make a meaningful estimate of the reasonably possible loss or range of loss that could result from an unfavorable outcome. The company has no material accruals for pending litigation or claims for which accrual amounts are not disclosed in the company’s 2024 financial statements and notes included in the company’s Annual Report on Form 10-K, nor are material losses deemed probable for such matters. It is reasonably possible, however, that an unfavorable outcome that exceeds the company’s current accrual estimate, if any, for one or more such matters could have a material adverse effect on the company’s results of operations, financial position and cash flows.
Product Liability, Workers Compensation and Other Personal Injury Matters
The company is involved in various proceedings and litigation that arise from time to time in connection with product liability, workers compensation and other personal injury matters. At March 29, 2025, there have been no material changes to the accruals for pending product liability, workers compensation, and other personal injury matters disclosed in the company’s 2024 financial statements and notes included in the company’s Annual Report on Form 10-K. Although the company believes that the amounts accrued and estimated insurance recoveries are probable and appropriate based on available information, including actuarial studies of loss estimates, the process of estimating losses and insurance recoveries involves a considerable degree of judgment by management and the ultimate amounts could vary, which could have a material adverse effect on the company’s results of operations, financial position, and cash flows. Insurance contracts do not relieve the company of its primary obligation with respect to any losses incurred. The collectability of amounts due from its insurers is subject to the solvency and willingness of the insurer to pay, as well as the legal sufficiency of the insurance claims. Management monitors the payment history as well as the financial condition and ratings of its insurers on an ongoing basis.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6.    Supplemental Income Statement Information
Disaggregated Revenues
Revenues by type are as follows:

	Three months ended
(In millions)	March 29, 2025	March 30, 2024
Revenues
Consumables	$4,354	$4,328
Instruments	1,626	1,627
Services	4,384	4,390
Consolidated revenues	$10,364	$10,345
Revenues by geographic region based on customer location are as follows:

	Three months ended
(In millions)	March 29, 2025	March 30, 2024
Revenues
North America	$5,513	$5,519
Europe	2,624	2,619
Asia-Pacific	1,891	1,861
Other regions	337	346
Consolidated revenues	$10,364	$10,345
Each reportable segment earns revenues from consumables, instruments and services in North America, Europe, Asia-Pacific and other regions.
Revenues by business are as follows:

	Three months ended
(In millions)	March 29, 2025	March 30, 2024
Revenues
Biosciences	$993	$1,059
Genetic sciences	677	637
BioProduction	671	590
Life Sciences Solutions	2,341	2,285
Chromatography and mass spectrometry	773	789
Chemical analysis	286	320
Electron microscopy	659	579
Analytical Instruments	1,718	1,687
Clinical diagnostics	263	263
ImmunoDiagnostics	217	212
Microbiology	152	153
Transplant diagnostics	113	106
Healthcare market channel	474	438
Elimination of intrasegment revenues	(72)	(63)
Specialty Diagnostics	1,148	1,109
Laboratory products	582	624
Research and safety market channel	1,727	1,711
Pharma services	1,607	1,578
Clinical research	1,939	2,033
Elimination of intrasegment revenues	(214)	(224)
Laboratory Products and Biopharma Services	5,640	5,723
Elimination of intersegment revenues	(482)	(460)
Consolidated revenues	$10,364	$10,345

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restructuring and Other Costs
In the first three months of 2025, restructuring and other costs primarily included continuing charges for headcount reductions and facility consolidations in an effort to streamline operations, impairment of long-lived assets, and, to a lesser extent, net charges for pre-acquisition litigation and other matters. In 2025, severance actions associated with facility consolidations and cost reduction measures affected approximately 1% of the company’s workforce.
As of May 2, 2025, the company has identified restructuring actions, primarily in the Laboratory Products and Biopharma Services segment, that it expects will result in additional charges of approximately $120 million, primarily in 2025, and expects to identify additional actions in future periods.
Restructuring and other costs by segment are as follows:

Three months ended
(In millions)	March 29, 2025
Life Sciences Solutions	$42
Analytical Instruments	4
Specialty Diagnostics	2
Laboratory Products and Biopharma Services	45
Corporate	5
$98
The following table summarizes the changes in the company’s accrued restructuring balance, which is included in other accrued expenses in the accompanying balance sheets. Other amounts reported as restructuring and other costs in the accompanying statements of income have been summarized in the notes to the table.

(In millions)	Total (a)
Balance at December 31, 2024	$50
Net restructuring charges incurred in 2025 (b)	43
Payments	(34)
Currency translation	1
Balance at March 29, 2025	$59
(a)The movements in the restructuring liability principally consist of severance and other costs associated with facility consolidations.
(b)Excludes $55 million of net charges, principally $68 million of charges for impairment of long-lived assets in the Life Sciences Solutions and Laboratory Products and Biopharma Services segments.
The company expects to pay accrued restructuring costs primarily through 2025.
Earnings per Share

	Three months ended
	March 29,	March 30,
(In millions except per share amounts)	2025	2024
Net income attributable to Thermo Fisher Scientific Inc.	$1,507	$1,328

Basic weighted average shares	378	382
Plus effect of: stock options and restricted stock units	1	2
Diluted weighted average shares	379	384

Basic earnings per share	$3.99	$3.47
Diluted earnings per share	$3.98	$3.46

Antidilutive stock options excluded from diluted weighted average shares	3	2

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7.    Income Taxes
The provision for income taxes in the accompanying statements of income differs from the provision calculated by applying the statutory federal income tax rate to income before provision for income taxes due to the following:

	Three months ended
(In millions)	March 29, 2025	March 30, 2024
Statutory federal income tax rate	21%	21%
Provision for income taxes at statutory rate	$340	$334
Increases (decreases) resulting from:
Foreign rate differential	(30)	(38)
Income tax credits	(45)	(89)
Global intangible low-taxed income	10	12
Foreign-derived intangible income	(27)	(22)
Excess tax benefits from stock options and restricted stock units	(10)	(33)
Provision for (reversal of) tax reserves, net	(28)	185
Intra-entity transfers	—	(102)
Domestication transaction	(125)	—
Provision for (reversal of) valuation allowances, net	(12)	47
Withholding taxes	3	4
Tax return reassessments and settlements	3	(29)
State income taxes, net of federal tax	14	19
Other, net	2	(6)
Provision for/(benefit from) income taxes	$95	$281
During the first quarter of 2025, the company recorded a deferred tax benefit of $125 million resulting from the recognition of a tax attribute related to a domestication transaction.
During the first quarter of 2024, the company recorded a tax reserve and associated interest of $240 million related to the potential settlement of international tax audits for tax years 2009 through 2016, which were settled during 2024.
The company has operations and a taxable presence in approximately 70 countries outside the U.S. The company's effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate.
Unrecognized Tax Benefits
As of March 29, 2025, the company had $0.53 billion of unrecognized tax benefits substantially all of which, if recognized, would reduce the effective tax rate. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(In millions)	2025
Balance at beginning of year	$525
Additions for tax positions of current year	8
Reductions for tax positions of prior years	(8)
Balance at end of period	$525

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 8.    Comprehensive Income/(Loss) and Shareholders' Equity
Comprehensive Income/(Loss)
Changes in each component of accumulated other comprehensive income/(loss), net of tax, are as follows:

(In millions)	Currency translation adjustment	Unrealized gains/(losses) on hedging instruments	Pension and other postretirement benefit liability adjustment	Total
	Three months ended March 29, 2025
Balance at December 31, 2024	$(2,409)	$(25)	$(263)	$(2,697)
Other comprehensive income/(loss) before reclassifications	360	—	(3)	357
Amounts reclassified from accumulated other comprehensive income/(loss)	(4)	1	1	(3)
Net other comprehensive income/(loss)	356	1	(3)	354
Balance at March 29, 2025	$(2,053)	$(24)	$(265)	$(2,343)
Note 9.    Supplemental Cash Flow Information

	Three months ended
(In millions)	March 29, 2025	March 30, 2024
Non-cash investing and financing activities
Acquired but unpaid property, plant and equipment	$173	$165
Declared but unpaid dividends	164	150
Issuance of stock upon vesting of restricted stock units	65	63
Excise tax from stock repurchases	18	29
Cash, cash equivalents and restricted cash is included in the accompanying balance sheet as follows:

(In millions)	March 29, 2025	December 31, 2024
Cash and cash equivalents	$4,134	$4,009
Restricted cash included in other current assets	16	10
Restricted cash included in other assets	22	21
Cash, cash equivalents and restricted cash	$4,172	$4,040
Amounts included in restricted cash primarily represent funds held as collateral for bank guarantees, pension related deposits, and incoming cash in China awaiting government administrative clearance.
Note 10.    Derivatives
Derivative Contracts
The following table provides the aggregate notional value of outstanding derivative contracts.

(In millions)	March 29, 2025	December 31, 2024
Notional amount
Cross-currency interest rate swaps designated as net investment hedge - euro	$1,000	$1,000
Cross-currency interest rate swaps designated as net investment hedge - Japanese yen	4,650	4,650
Cross-currency interest rate swaps designated as net investment hedge - Swiss franc	2,500	2,500
Currency exchange contracts	1,412	1,588

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
While certain derivatives are subject to netting arrangements with counterparties, the company does not offset derivative assets and liabilities within the balance sheet. The following tables present the fair value of derivative instruments in the accompanying balance sheets and statements of income.

	Fair value – assets		Fair value – liabilities
	March 29,	December 31,	March 29,	December 31,
(In millions)	2025	2024	2025	2024
Derivatives designated as hedging instruments
Cross-currency interest rate swaps	$352	$458	$70	$57
Derivatives not designated as hedging instruments
Currency exchange contracts	1	2	2	2
Total derivatives	$354	$460	$72	$59

	Gain/(loss) recognized
	Three months ended
	March 29,	March 30,
(In millions)	2025	2024

Derivatives designated as cash flow hedges
Interest rate swaps
Amount reclassified from accumulated other comprehensive items to interest expense	$(1)	$(1)
Financial instruments designated as net investment hedges
Foreign currency-denominated debt and other payables
Included in currency translation adjustment within other comprehensive income/(loss)	(450)	275
Cross-currency interest rate swaps
Included in currency translation adjustment within other comprehensive income/(loss)	(119)	444
Included in interest expense	68	66
Derivatives not designated as hedging instruments
Currency exchange contracts
Included in cost of product revenues	1	3
Included in other income/(expense)	10	(6)
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
See Note 1 to the consolidated financial statements for 2024 included in the company’s Annual Report on Form 10-K for additional information on the company’s risk management objectives and strategies.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 11.    Business Segment Information
Business Segment Information
The company’s financial performance is reported in four segments. During 2025, there have been no changes to the company’s basis of segmentation or in the basis of measurement of segment income. Other segment items included in the below tables consist of stock-based compensation and other incentive compensation expenses, allocations of corporate expenses and certain overhead expenses as well as elimination of intersegment and intrasegment profits. Prior period segment expense amounts have been recast to reflect the method for allocating expenses to segments in the current period.
2025

	Three months ended March 29, 2025
(In millions)	Life Sciences Solutions	Analytical Instruments	Specialty Diagnostics	Laboratory Products and Biopharma Services	Total
Revenues
Revenues from external customers	$1,954	$1,677	$1,130	$5,603	$10,364
Intersegment revenues	387	41	18	37	482
	2,341	1,718	1,148	5,640	10,846
Elimination of intersegment revenues					(482)
Consolidated revenues					$10,364
Segment Income
Cost of revenues	856	836	679	4,424
Selling, general, and administrative expenses	470	314	171	592
Research and development expenses	137	137	45	13
Other segment items	44	31	(51)	(120)
Segment income	834	399	304	731	2,269
Unallocated amounts
Cost of revenues adjustments					(11)
Selling, general and administrative expenses adjustments					(14)
Restructuring and other costs					(98)
Amortization of acquisition-related intangible assets					(429)
Interest income					203
Interest expense					(303)
Other income/(expense)					3
Consolidated income before income taxes					$1,620

(In millions)	Unallocated amounts	Life Sciences Solutions	Analytical Instruments	Specialty Diagnostics	Laboratory Products and Biopharma Services	Consolidated
Segment assets	$85,272	$3,018	$2,986	$1,298	$6,467	$99,041
Purchases of property, plant and equipment	36	43	44	33	205	362
Depreciation of property, plant and equipment	—	59	24	22	172	276

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2024

	Three months ended March 30, 2024
(In millions)	Life Sciences Solutions	Analytical Instruments	Specialty Diagnostics	Laboratory Products and Biopharma Services	Total
Revenues
Revenues from external customers	$1,930	$1,629	$1,099	$5,686	$10,345
Intersegment revenues	355	58	10	37	460
	2,285	1,687	1,109	5,723	10,805
Elimination of intersegment revenues					(460)
Consolidated revenues					$10,345
Segment Income
Cost of revenues	821	799	628	4,500
Selling, general, and administrative expenses	431	318	187	585
Research and development expenses	132	132	40	17
Other segment items	61	39	(40)	(123)
Segment income	840	400	294	744	2,278
Unallocated amounts
Cost of revenues adjustments					(15)
Selling, general and administrative expenses adjustments					(19)
Restructuring and other costs					(29)
Amortization of acquisition-related intangible assets					(551)
Interest income					279
Interest expense					(363)
Other income/(expense)					10
Consolidated income before income taxes					$1,589

(In millions)	Unallocated amounts	Life Sciences Solutions	Analytical Instruments	Specialty Diagnostics	Laboratory Products and Biopharma Services	Consolidated
Segment assets	$83,908	$3,114	$2,671	$1,179	$6,223	$97,095
Purchases of property, plant and equipment	24	25	27	32	240	347
Depreciation of property, plant and equipment	—	56	25	22	183	285

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
Pending Acquisition
The company has entered into an agreement with Solventum Corporation to acquire its Purification & Filtration business for approximately $4.1 billion in cash. Solventum’s Purification & Filtration business is a leading provider of purification and filtration technologies used in the production of biologics as well as in medical technologies and industrial applications. The transaction, which is expected to be completed by the end of 2025, is subject to customary closing conditions, including regulatory approvals. Upon completion, Solventum’s Purification & Filtration business will become part of the Life Sciences Solutions segment.
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
A number of important factors could cause the results of the company to differ materially from those indicated by such forward-looking statements, including those detailed under the caption “Risk Factors” in the company’s Annual Report on Form 10-K for the year ended December 31, 2024 (which is on file with the SEC). Important factors that could cause actual results to differ materially from those indicated by forward-looking statements include risks and uncertainties relating to: the COVID-19 pandemic; the need to develop new products and adapt to significant technological change; implementation of strategies for improving growth; general economic conditions and related uncertainties; dependence on customers’ capital spending policies and government funding policies; the effect of economic and political conditions and exchange rate fluctuations on international operations; use and protection of intellectual property; the effect of changes in governmental regulations; any natural disaster, public health crisis or other catastrophic event; and the effect of laws and regulations governing government contracts, as well as the possibility that expected benefits related to recent or pending acquisitions may not materialize as expected.
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
Consolidated Results

	Three months ended
	March 29,	March 30,
(Dollars in millions except per share amounts)	2025	2024	Change
Revenues	$10,364	$10,345	0%
GAAP operating income	1,716	1,663	3%
GAAP operating income margin	16.6%	16.1%	0.5	pt
Adjusted operating income (non-GAAP measure)	2,269	2,278	0%
Adjusted operating income margin (non-GAAP measure)	21.9%	22.0%	(0.1)	pt
GAAP diluted earnings per share attributable to Thermo Fisher Scientific Inc.	3.98	3.46	15%
Adjusted earnings per share (non-GAAP measure)	5.15	5.11	1%

THERMO FISHER SCIENTIFIC INC.
Organic Revenue Growth

Three months ended
March 29, 2025
Revenue growth	0%
Impact of acquisitions	0%
Impact of currency translation	(1)%
Organic revenue growth (non-GAAP measure)	1%
During the first quarter of 2025, revenues grew slightly in the pharma and biotech market due to increased demand from customers, partially offset by reduced demand for COVID-19 vaccine and therapy related products and services. Revenues in the academic and government market declined driven by the macro conditions in the U.S. and China. Revenue to customers in the industrial and applied market and the diagnostics and healthcare market grew. During the first quarter of 2025, sales grew in Europe and Asia-Pacific. Sales were flat in North America. The first quarter of 2025 was also impacted by two fewer selling days than the first quarter of 2024. Contributions to organic revenue during the first quarter of 2025 from the Analytical Instruments, Specialty Diagnostics, and Life Sciences Solutions segments were partially offset by declines in the Laboratory Products and Biopharma Services segment.
The company continues to execute its proven growth strategy which consists of three pillars:
•High-impact innovation,
•Our trusted partner status with customers, and
•Our unparalleled commercial engine.
GAAP operating income margin and adjusted operating income margin decreased in the first quarter of 2025 due primarily to unfavorable business mix, strategic investments, and the impacts of foreign exchange, largely offset by very strong productivity improvements. The aforementioned decrease in GAAP operating margin in the first quarter of 2025 was more than offset by lower levels of amortization expense, partially offset by higher levels of restructuring and other charges incurred for headcount reductions and facility consolidations in an effort to streamline operations (Note 6).
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
Segment Results
The company’s management evaluates segment operating performance using operating income before certain charges/credits as defined in Note 11 to the Consolidated Financial Statements of the company’s Annual Report on Form 10-K for 2024. Accordingly, the following segment data are reported on this basis.

THERMO FISHER SCIENTIFIC INC.

	Three months ended
	March 29,	March 30,
(Dollars in millions)	2025	2024
Revenues
Life Sciences Solutions	$2,341	$2,285
Analytical Instruments	1,718	1,687
Specialty Diagnostics	1,148	1,109
Laboratory Products and Biopharma Services	5,640	5,723
Eliminations	(482)	(460)
Consolidated revenues	$10,364	$10,345
Life Sciences Solutions

	Three months ended						Organic (non-GAAP measure)
(Dollars in millions)	March 29, 2025	March 30, 2024	Total Change		Acquisitions/ Divestitures	Currency Translation
Revenues	$2,341	$2,285	2%		2%	(1)%	2%
Segment income	834	840	(1)%
Segment income margin	35.6%	36.8%	(1.2)	pt
The increase in organic revenues in the first quarter of 2025 was driven by the bioproduction business. On a reported basis, revenue grew by $56 million. Bioproduction grew $81 million, driven by higher demand from pharma and biotech customers, and genetic sciences grew $41 million, driven by the 2024 acquisition of Olink. Biosciences revenue was $66 million lower due to lower demand from academic and government customers. The decrease in segment income margin resulted primarily from unfavorable business mix and the impact of the Olink acquisition, partially offset by very strong productivity improvements.
Analytical Instruments

	Three months ended						Organic (non-GAAP measure)
(Dollars in millions)	March 29, 2025	March 30, 2024	Total Change		Acquisitions/ Divestitures	Currency Translation
Revenues	$1,718	$1,687	2%		0%	(1)%	3%
Segment income	399	400	0%
Segment income margin	23.2%	23.7%	(0.5)	pt
The increase in organic revenues in the first quarter of 2025 was primarily due to growth in the electron microscopy business. On a reported basis revenue grew $30 million, driven by strong demand for electron microscopy which grew $80 million, partially offset by lower demand, largely in China, for chemical analysis products, which had $34 million lower revenue. The decrease in segment income margin resulted primarily from strategic investments and the impact of foreign exchange, partially offset by strong productivity improvements.
Specialty Diagnostics

	Three months ended						Organic (non-GAAP measure)
(Dollars in millions)	March 29, 2025	March 30, 2024	Total Change		Acquisitions/ Divestitures	Currency Translation
Revenues	$1,148	$1,109	3%		0%	(1)%	4%
Segment income	304	294	3%
Segment income margin	26.5%	26.5%	0.0	pt
The increase in organic revenues in the first quarter of 2025 was led by the healthcare market channel, as well as the immunodiagnostics and transplant diagnostics businesses. On a reported basis, the healthcare market channel grew $36 million, which contributed 3 percentage points of reported revenue growth in the segment. Segment income margin was flat in the first quarter of 2025.

THERMO FISHER SCIENTIFIC INC.
Laboratory Products and Biopharma Services

	Three months ended						Organic (non-GAAP measure)
(Dollars in millions)	March 29, 2025	March 30, 2024	Total Change		Acquisitions/ Divestitures	Currency Translation
Revenues	$5,640	$5,723	(1)%		0%	(1)%	(1)%
Segment income	731	744	(2)%
Segment income margin	13.0%	13.0%	0.0	pt
The decrease in organic revenues in the first quarter of 2025 was primarily due to moderation in COVID-19 related revenue, which was largely offset by strong growth in the pharma services business and the research and safety market channel. On a reported basis, the clinical research business declined $95 million, or 2 percentage points of negative reported growth in the segment. Segment income margin was flat in the first quarter of 2025, with very strong productivity offset by unfavorable mix and strategic investments.
Non-operating Items

	Three months ended
	March 29,	March 30,
(Dollars and shares in millions)	2025	2024
Net interest expense	$100	$84
GAAP other income/(expense)	3	10
Adjusted other income/(expense) (non-GAAP measure)	2	(1)
GAAP tax rate	5.8%	17.7%
Adjusted tax rate (non-GAAP measure)	10.0%	10.5%
Weighted average diluted shares	379	384
Net interest expense (interest expense less interest income) in the first quarter of 2025 increased due primarily to lower cash, and cash equivalents and short-term investments balances, as well as lower interest rates on these balances when compared to the first quarter of 2024. In the first quarter of 2025 and 2024, the company’s net interest expense was reduced by approximately $67 million and $65 million, respectively, as a result of its interest rate swap and cross-currency interest rate swap arrangements (Note 10).
GAAP other income/(expense) and adjusted other income/(expense) includes currency transaction gains/losses on non-operating monetary assets and liabilities, and net periodic pension benefit cost/income, excluding the service cost component. GAAP other income/(expense) in the first quarter of 2025 and 2024 also includes $1 million and $10 million, respectively, of net gains on investments.
The company’s GAAP and adjusted tax rates decreased in the first quarter of 2025 compared to 2024, due to a $125 million deferred tax benefit resulting from the recognition of a tax attribute related to a domestication transaction. The company’s GAAP and adjusted tax rates in the first quarter of 2024 were also impacted by $102 million of tax benefits resulting from capital losses generated as part of intra-entity transactions. The company’s GAAP tax rate in the first quarter of 2024 was also impacted by $176 million of expense, net, for a provision associated with a tax audit. (Note 7).
The effective tax rates in the first quarter of both 2025 and 2024 were also affected by relatively significant earnings in lower tax jurisdictions. Due primarily to the non-deductibility of intangible asset amortization for tax purposes, the company’s cash payments for income taxes are higher than its income tax expense for financial reporting purposes and are expected to total approximately $1.80 billion in 2025.
The company expects its GAAP effective tax rate in 2025 will be between 6% and 8% based on currently forecasted rates of profitability in the countries in which the company conducts business and expected generation of foreign tax credits. The effective tax rate can vary significantly from period to period as a result of discrete income tax factors and events. The company expects its adjusted tax rate will be approximately 10.5% in 2025.
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
Weighted average diluted shares decreased in 2025 compared to 2024 due to share repurchases, net of option dilution.

THERMO FISHER SCIENTIFIC INC.
Liquidity and Capital Resources
The company’s proven growth strategy has enabled it to generate free cash flow as well as access the capital markets. The company deploys its capital primarily via mergers and acquisitions and secondarily via share buybacks and dividends.

(In millions)	March 29, 2025	December 31, 2024
Cash and cash equivalents	$4,134	$4,009
Short-term investments	1,813	1,561
Total debt	34,189	31,275
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
As of March 29, 2025, the company’s short-term obligations and current maturities of long-term obligations totaled $2.82 billion. The company has a revolving credit facility with a bank group that provides up to $5.00 billion of unsecured multi-currency revolving credit (Note 3). If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of March 29, 2025, no borrowings were outstanding under the company’s revolving credit facility, although available capacity was reduced by immaterial outstanding letters of credit.

	Three months ended
(In millions)	March 29, 2025	March 30, 2024
Net cash provided by operating activities	$723	$1,251
Net cash used in investing activities	(527)	(2,030)
Net cash used in financing activities	(102)	(1,821)
Free cash flow (non-GAAP measure)	373	908
Operating Activities
During the first three months of 2025, cash provided by income was offset in part by investments in working capital. Changes in other assets and liabilities used cash of $1.19 billion primarily due to the timing of payments for compensation and income taxes. Cash payments for income taxes were $0.65 billion during the first three months of 2025.
During the first three months of 2024, cash provided by income was offset in part by investments in working capital. Changes in other assets and other liabilities used cash of $0.57 billion primarily due to the timing of payments for compensation and income taxes. Cash payments for income taxes were $0.65 billion during the first three months of 2024.
Investing Activities
During the first three months of 2025 the company’s investing activities included purchases of $0.36 billion for the purchase of property, plant and equipment for capacity and capability investments.
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
Financing Activities
During the first three months of 2025, issuance of debt provided $2.84 billion of cash. Repayment of senior notes used cash of $0.84 billion. The company’s financing activities also included the repurchase of $2.00 billion of the company’s common stock (3.6 million shares) and the payment of $0.15 billion in cash dividends. On November 15, 2024, the Board of Directors announced that it replaced the existing authorization to repurchase the company’s common stock, of which $1.00 billion was remaining, with a new authorization to repurchase up to $4.00 billion of the company’s common stock. All of the shares of

THERMO FISHER SCIENTIFIC INC.
common stock repurchased by the company during the first quarter of 2025 were under this program. At May 2, 2025, authorization remained for $1.00 billion of future repurchases of the company’s common stock.
During the first three months of 2024, issuance of debt provided $1.20 billion of cash. The company’s financing activities also included the repurchase of $3.00 billion of the company’s common stock (5.5 million shares) and the payment of $0.14 billion in cash dividends.
The company’s commitments for purchases of property, plant and equipment, contractual obligations and other commercial commitments, did not change materially subsequent to December 31, 2024, except for the agreement to acquire Solventum Corporation’s Purification & Filtration business (Note 12).
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

THERMO FISHER SCIENTIFIC INC.

	Three months ended
	March 29,	March 30,
(Dollars in millions except per share amounts)	2025	2024

Reconciliation of adjusted operating income
GAAP operating income	$1,716	$1,663
Cost of revenues adjustments (a)	11	15
Selling, general and administrative expenses adjustments (b)	14	19
Restructuring and other costs (c)	98	29
Amortization of acquisition-related intangible assets	429	551
Adjusted operating income (non-GAAP measure)	$2,269	$2,278

Reconciliation of adjusted operating income margin
GAAP operating income margin	16.6%	16.1%
Cost of revenues adjustments (a)	0.1%	0.1%
Selling, general and administrative expenses adjustments (b)	0.1%	0.2%
Restructuring and other costs (c)	1.0%	0.3%
Amortization of acquisition-related intangible assets	4.1%	5.3%
Adjusted operating income margin (non-GAAP measure)	21.9%	22.0%

Reconciliation of adjusted other income/(expense)
GAAP other income/(expense)	$3	$10
Adjustments (d)	(1)	(11)
Adjusted other income/(expense) (non-GAAP measure)	$2	$(1)

Reconciliation of adjusted tax rate
GAAP tax rate	5.8%	17.7%
Adjustments (e)	4.2%	(7.2)%
Adjusted tax rate (non-GAAP measure)	10.0%	10.5%

Reconciliation of adjusted earnings per share
GAAP diluted earnings per share (EPS) attributable to Thermo Fisher Scientific Inc.	$3.98	$3.46
Cost of revenues adjustments (a)	0.03	0.04
Selling, general and administrative expenses adjustments (b)	0.04	0.05
Restructuring and other costs (c)	0.26	0.08
Amortization of acquisition-related intangible assets	1.13	1.44
Other income/expense adjustments (d)	0.00	(0.03)
Income taxes adjustments (e)	(0.32)	0.13
Equity in earnings/losses of unconsolidated entities	0.04	(0.06)
Adjusted EPS (non-GAAP measure)	$5.15	$5.11

Reconciliation of free cash flow
GAAP net cash provided by operating activities	$723	$1,251
Purchases of property, plant and equipment	(362)	(347)
Proceeds from sale of property, plant and equipment	12	4
Free cash flow (non-GAAP measure)	$373	$908
(a)Adjusted results exclude accelerated depreciation on manufacturing assets to be abandoned due to facility consolidations. Adjusted results in 2025 exclude $5 million of charges for the sale of inventory revalued at the date of acquisition. Adjusted results in 2024 also exclude $12 million of charges for inventory write-downs associated with large-scale abandonment of product lines.
(b)Adjusted results exclude certain third-party expenses, principally transaction/integration costs related to recent acquisitions and charges/credits for changes in estimates of contingent acquisition consideration.
(c)Adjusted results exclude restructuring and other costs consisting principally of severance, impairments of long-lived assets, net charges/credits for pre-acquisition litigation and other matters, and abandoned facility and other expenses of headcount reductions and real estate consolidations.
(d)Adjusted results exclude net gains/losses on investments.
(e)Adjusted results exclude incremental tax impacts for the reconciling items between GAAP and adjusted net income, incremental tax impacts as a result of tax rate/law changes, and the tax impacts from audit settlements.

THERMO FISHER SCIENTIFIC INC.
Critical Accounting Policies and Estimates
Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements of the company’s Annual Report on Form 10-K for 2024 describe the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no significant changes in the company’s critical accounting policies during the first three months of 2025.
Recent Accounting Pronouncements
A description of recently issued accounting standards is included under the heading “Recent Accounting Pronouncements” in Note 1.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The company’s exposure to market risk from changes in interest rates and currency exchange rates has not changed materially from its exposure discussed in the company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended March 29, 2025, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.
PART II    OTHER INFORMATION
Item 1.    Legal Proceedings
There are various lawsuits and claims against the company involving product liability, intellectual property, employment and commercial issues. See Note 5 to our Condensed Consolidated Financial Statements under the heading “Commitments and Contingencies.”
Item 1A.    Risk Factors
The risks that we believe are material to our investors are discussed in the company’s Annual Report on Form 10-K for the year ended December 31, 2024, under the caption “Risk Factors,” which is on file with the SEC.

THERMO FISHER SCIENTIFIC INC.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
A summary of the share repurchase activity for the company’s first quarter of 2025 follows:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum dollar amount of shares that may yet be purchased under the plans or programs (1)(2) (in millions)
Fiscal January (Jan. 1 - Feb. 1)	3,639,158	$549.58	3,639,158	$1,000
Fiscal February (Feb. 2 - Mar. 1)	—	—	—	1,000
Fiscal March (Mar. 2 - Mar. 29)	—	—	—	1,000
Total first quarter	3,639,158	$549.58	3,639,158	$1,000
(1)    Amounts exclude excise taxes and other transaction costs.
(2)    On November 15, 2024, the Board of Directors announced that it replaced the existing authorization to repurchase the company’s common stock, of which $1.00 billion was remaining, with a new authorization to repurchase up to $4.00 billion of the company’s common stock. All of the shares of common stock repurchased by the company during the first quarter of 2025 were under this program.
Item 5.    Other Information
Director and Officer Trading Arrangements
On February 10, 2025, Gianluca Pettiti, an executive vice president, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Pettiti’s plan is for the sale of up to 1,200 shares of company stock, and the exercise of vested stock options and the associated sale of up to 2,975 shares of company common stock, through December 12, 2025. The foregoing exercises and sales will be made in accordance with the prices and formulas set forth in the plan and such plan terminates on the earlier of the date all the shares under the plan are sold and December 12, 2025.
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

Date:	May 2, 2025	THERMO FISHER SCIENTIFIC INC.

/s/ Stephen Williamson
Stephen Williamson
Senior Vice President and Chief Financial Officer

/s/ Joseph R. Holmes
Joseph R. Holmes
Vice President and Chief Accounting Officer