Form 10-Q
period 2025-06-28
THERMO FISHER SCIENTIFIC INC.
filed 2025-08-01
CIK 97745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 28, 2025 or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Large accelerated filer ☒                                              Accelerated filer ☐                                       Non-accelerated filer ☐
Smaller reporting company ☐                                      Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of June 28, 2025, the Registrant had 377,612,121 shares of Common Stock outstanding.

THERMO FISHER SCIENTIFIC INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 28, 2025

THERMO FISHER SCIENTIFIC INC.

PART I    FINANCIAL INFORMATION
Item 1.    Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 28,	December 31,
(In millions except share and per share amounts)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$4,576	$4,009
Short-term investments	1,814	1,561
Accounts receivable, less allowances of $160 and $173	8,594	8,191
Inventories	5,559	4,978
Contract assets, net	1,441	1,435
Other current assets	2,599	1,964
Total current assets	24,584	22,137
Property, plant and equipment, net	9,635	9,306
Acquisition-related intangible assets, net	15,148	15,533
Other assets	4,615	4,492
Goodwill	47,249	45,853
Total assets	$101,230	$97,321

Liabilities, redeemable noncontrolling interest and equity
Current liabilities:
Short-term obligations and current maturities of long-term obligations	$2,214	$2,214
Accounts payable	2,980	3,079
Accrued payroll and employee benefits	1,518	1,988
Contract liabilities	2,805	2,852
Other accrued expenses	3,200	3,199
Total current liabilities	12,718	13,332
Deferred income taxes	624	1,268
Other long-term liabilities	4,270	3,989
Long-term obligations	33,015	29,061
Redeemable noncontrolling interest	126	120
Equity:
Thermo Fisher Scientific Inc. shareholders’ equity:
Preferred stock, $100 par value, 50,000 shares authorized; none issued	—	—
Common stock, $1 par value, 1,200,000,000 shares authorized; 444,366,652 and 443,841,240 shares issued	444	444
Capital in excess of par value	18,232	17,962
Retained earnings	55,901	53,102
Treasury stock at cost, 66,754,531 and 63,066,906 shares	(21,269)	(19,226)
Accumulated other comprehensive income/(loss)	(2,797)	(2,697)
Total Thermo Fisher Scientific Inc. shareholders’ equity	50,512	49,584
Noncontrolling interests	(35)	(33)
Total equity	50,476	49,551
Total liabilities, redeemable noncontrolling interest and equity	$101,230	$97,321
The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Six months ended
	June 28,	June 29,	June 28,	June 29,
(In millions except per share amounts)	2025	2024	2025	2024
Revenues
Product revenues	$6,249	$6,163	$12,229	$12,118
Service revenues	4,605	4,378	8,990	8,768
Total revenues	10,855	10,541	21,219	20,886
Costs and operating expenses:
Cost of product revenues	3,239	3,080	6,364	6,019
Cost of service revenues	3,207	3,114	6,212	6,315
Selling, general and administrative expenses	2,140	2,111	4,218	4,293
Research and development expenses	352	339	695	670
Restructuring and other costs	82	77	180	106
Total costs and operating expenses	9,021	8,722	17,668	17,404
Operating income	1,834	1,820	3,551	3,483
Interest income	297	295	501	574
Interest expense	(404)	(354)	(707)	(717)
Other income/(expense)	(19)	5	(16)	14
Income before income taxes	1,709	1,765	3,329	3,354
Benefit from/(provision for) income taxes	(92)	(128)	(187)	(408)
Equity in earnings/(losses) of unconsolidated entities	2	(84)	(12)	(61)
Net income	1,618	1,553	3,130	2,885
Less: net income/(losses) attributable to noncontrolling interests and redeemable noncontrolling interest	2	6	6	9
Net income attributable to Thermo Fisher Scientific Inc.	$1,617	$1,548	$3,124	$2,875

Earnings per share attributable to Thermo Fisher Scientific Inc.
Basic	$4.28	$4.05	$8.27	$7.53
Diluted	$4.28	$4.04	$8.26	$7.50

Weighted average shares
Basic	378	382	378	382
Diluted	378	383	378	383

The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Six months ended
	June 28,	June 29,	June 28,	June 29,
(In millions)	2025	2024	2025	2024
Comprehensive income/(loss)
Net income	$1,618	1,553	$3,130	$2,885
Other comprehensive income/(loss):
Currency translation adjustment:
Currency translation adjustment (net of tax provision (benefit) of $(207), $88, $(414) and $255)	(447)	346	(87)	802
Unrealized gains/(losses) on available-for-sale debt securities
Unrealized holding losses arising during the period (net of tax (provision) benefit of $0, $0, $0 and $0)	—	—	—	(1)
Unrealized gains/(losses) on hedging instruments:
Reclassification adjustment for losses included in net income (net of tax (provision) benefit of $0, $0, $0 and $0)	1	1	1	1
Pension and other postretirement benefit liability adjustments:
Pension and other postretirement benefit liability adjustments arising during the period (net of tax (provision) benefit of $3, $0, $4 and $0)	(8)	—	(11)	1
Amortization of net loss included in net periodic pension cost (net of tax (provision) benefit of $1, $0, $1 and $0)	3	1	4	1
Total other comprehensive income/(loss)	(451)	348	(93)	805
Comprehensive income/(loss)	1,168	1,901	3,037	3,689
Less: comprehensive income/(loss) attributable to noncontrolling interests and redeemable noncontrolling interest	4	3	12	3
Comprehensive income attributable to Thermo Fisher Scientific Inc.	$1,164	$1,899	$3,025	$3,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 28,	June 29,
(In millions)	2025	2024
Operating activities
Net income	$3,130	$2,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	532	562
Amortization of acquisition-related intangible assets	859	1,065
Change in deferred income taxes	(601)	(607)
Stock-based compensation	156	154
Other net non-cash expenses	198	157
Changes in assets and liabilities, excluding the effects of acquisitions	(2,151)	(1,003)
Net cash provided by operating activities	2,122	3,211
Investing activities
Purchases of property, plant and equipment	(656)	(648)
Proceeds from sale of property, plant and equipment	13	20
Proceeds from cross-currency interest rate swap interest settlements	134	111
Purchases of investments	(311)	(1,778)
Other investing activities, net	6	12
Net cash used in investing activities	(815)	(2,283)
Financing activities
Net proceeds from issuance of debt	2,840	1,204
Repayment of debt	(1,625)	—
Purchases of company common stock	(2,000)	(3,000)
Dividends paid	(311)	(284)
Other financing activities, net	3	145
Net cash used in financing activities	(1,093)	(1,936)
Exchange rate effect on cash	348	7
Increase (decrease) in cash, cash equivalents and restricted cash	563	(1,000)
Cash, cash equivalents and restricted cash at beginning of period	4,040	8,097
Cash, cash equivalents and restricted cash at end of period	$4,603	$7,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
(Unaudited)

	Redeemable Noncontrolling Interest	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income/(Loss)	Total Thermo Fisher Scientific Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
(In millions)		Shares	Amount			Shares	Amount

		Three months ended June 28, 2025
Balance at March 29, 2025	$128	444	$444	$18,111	$54,447	67	$(21,269)	$(2,343)	$49,390	$(33)	$49,357
Issuance of shares under stock plans	—	—	—	41	—	—	(1)	—	40	—	40
Stock-based compensation	—	—	—	81	—	—	—	—	81	—	81
Dividends declared ($0.43 per share)	—	—	—	—	(163)	—	—	—	(163)	—	(163)
Net income/(loss)	3	—	—	—	1,617	—	—	—	1,617	(2)	1,615
Other comprehensive income/(loss)	3	—	—	—	—	—	—	(453)	(453)	—	(454)
Contributions from (distributions to) noncontrolling interests	(8)	—	—	—	—	—	—	—	—	—	—
Balance at June 28, 2025	$126	444	$444	$18,232	$55,901	67	$(21,269)	$(2,797)	$50,512	$(35)	$50,476

		Three months ended June 29, 2024
Balance at March 30, 2024	$119	443	$443	$17,482	$48,542	61	$(18,186)	$(2,764)	$45,516	$(12)	$45,504
Issuance of shares under stock plans	—	—	—	83	—	—	(2)	—	81	—	81
Stock-based compensation	—	—	—	84	—	—	—	—	84	—	84
Dividends declared ($0.39 per share)	—	—	—	—	(149)	—	—	—	(149)	—	(149)
Net income/(loss)	6	—	—	—	1,548	—	—	—	1,548	—	1,548
Other comprehensive income/(loss)	(3)	—	—	—	—	—	—	351	351	—	351
Contributions from (distributions to) noncontrolling interests	(7)	—	—	—	—	—	—	—	—	—	—
Excise tax from stock repurchases	—	—	—	—	—	—	1	—	1	—	1
Balance at June 29, 2024	$115	443	$443	$17,649	$49,940	61	$(18,187)	$(2,413)	$47,432	$(12)	$47,419

The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND EQUITY (Continued)
(Unaudited)

	Redeemable Noncontrolling Interest	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income/(Loss)	Total Thermo Fisher Scientific Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
(In millions)		Shares	Amount			Shares	Amount

		Six months ended June 28, 2025
Balance at December 31, 2024	$120	444	$444	$17,962	$53,102	63	$(19,226)	$(2,697)	$49,584	$(33)	$49,551
Issuance of shares under stock plans	—	1	1	115	—	—	(26)	—	90	—	90
Stock-based compensation	—	—	—	156	—	—	—	—	156	—	156
Purchases of company common stock	—	—	—	—	—	4	(2,000)	—	(2,000)	—	(2,000)
Dividends declared ($0.86 per share)	—	—	—	—	(325)	—	—	—	(325)	—	(325)
Net income/(loss)	8	—	—	—	3,124	—	—	—	3,124	(2)	3,122
Other comprehensive income/(loss)	6	—	—	—	—	—	—	(99)	(99)	—	(99)
Contributions from (distributions to) noncontrolling interest	(8)	—	—	—	—	—	—	—	—	(1)	(1)
Excise tax from stock repurchases	—	—	—	—	—	—	(17)	—	(17)	—	(17)
Balance at June 28, 2025	$126	444	$444	$18,232	$55,901	67	$(21,269)	$(2,797)	$50,512	$(35)	$50,476

		Six months ended June 29, 2024
Balance at December 31, 2023	$118	442	$442	$17,286	$47,364	56	$(15,133)	$(3,224)	$46,735	$(11)	$46,724
Issuance of shares under stock plans	—	1	1	209	—	—	(26)	—	184	—	184
Stock-based compensation	—	—	—	154	—	—	—	—	154	—	154
Purchases of company common stock	—	—	—	—	—	6	(3,000)	—	(3,000)	—	(3,000)
Dividends declared ($0.78 per share)	—	—	—	—	(298)	—	—	—	(298)	—	(298)
Net income/(loss)	10	—	—	—	2,875	—	—	—	2,875	(1)	2,874
Other comprehensive income/(loss)	(6)	—	—	—	—	—	—	811	811	—	811
Contributions from (distributions to) noncontrolling interest	(7)	—	—	—	—	—	—	—	—	(1)	(1)
Excise tax from stock repurchases	—	—	—	—	—	—	(28)	—	(28)	—	(28)
Balance at June 29, 2024	$115	443	$443	$17,649	$49,940	61	$(18,187)	$(2,413)	$47,432	$(12)	$47,419

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
Interim Financial Statements
The interim condensed consolidated financial statements presented herein have been prepared by the company, are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at June 28, 2025, the results of operations for the three- and six-month periods ended June 28, 2025 and June 29, 2024, and the cash flows for the six-month periods ended June 28, 2025 and June 29, 2024. Interim results are not necessarily indicative of results for a full year.
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
Note 1 to the consolidated financial statements for 2024 describes the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no material changes in the company’s significant accounting policies during the six months ended June 28, 2025.
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
		Some aspects adopted in 2023 using a retrospective method and other aspects adopted in 2024 using a prospective method	Not material
ASU No. 2023-07, Segment Reporting (Topic 280): Improving Reportable Segment Disclosures	Among other things, new guidance to disclose significant segment expenses and other items by reportable segment as well as information about the chief operating decision maker.	2024 annual report and interim periods thereafter using a retrospective method	Increased disclosures in Note 11
Standards not yet adopted
ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	Among other things, new guidance to disclose additional information about the tax rate reconciliation and income taxes paid.	2025 annual report and interim periods thereafter using a prospective or retrospective method	Will increase disclosures in Note 7
ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	New guidance to disclose specified information about certain costs and expenses.	2027 annual report and interim periods thereafter using a prospective or retrospective method	Will increase disclosures in Note 6
Note 2.    Supplemental Balance Sheet Information
Inventories
The components of inventories are as follows:

(In millions)	June 28, 2025	December 31, 2024
Raw materials	$1,947	$1,803
Work in process	947	755
Finished goods	2,665	2,420
Inventories	$5,559	$4,978
Contract-related Balances
Contract asset and liability balances are as follows:

(In millions)	June 28, 2025	December 31, 2024
Current contract assets, net	$1,441	$1,435
Noncurrent contract assets, net	1	6
Current contract liabilities	2,805	2,852
Noncurrent contract liabilities	1,122	1,138
In the three- and six-month periods ended June 28, 2025, the company recognized revenues of $0.73 billion and $2.09 billion, respectively, that were included in the contract liabilities balance at December 31, 2024. In the three- and six-month periods ended June 29, 2024, the company recognized revenues of $0.67 billion and $2.00 billion, respectively, that were included in the contract liabilities balance at December 31, 2023.
Remaining Performance Obligations
The aggregate amount of the transaction price allocated to the remaining performance obligations for all open customer contracts as of June 28, 2025, was $25.04 billion. The company will recognize revenues for these performance obligations as they are satisfied, approximately 54% of which is expected to occur within the next twelve months. Amounts expected to occur thereafter generally relate to contract manufacturing, clinical research and extended warranty service agreements, which typically have durations of three to five years.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3.    Debt and Other Financing Arrangements
The company’s debt and other financing arrangements are as follows:

	Effective interest rate at June 28,	June 28,	December 31,
(Dollars in millions)	2025	2025	2024

0.125% 5.5-Year Senior Notes, Due 3/1/2025 (euro-denominated)		$—	$828
2.00% 10-Year Senior Notes, Due 4/15/2025 (euro-denominated)		—	663
0.853% 3-Year Senior Notes, Due 10/20/2025 (Japanese yen-denominated)	1.05%	154	142
0.00% 4-Year Senior Notes, Due 11/18/2025 (euro-denominated)	0.16%	644	569
3.20% 3-Year Senior Notes, Due 1/21/2026 (euro-denominated)	3.38%	586	518
1.40% 8.5-Year Senior Notes, Due 1/23/2026 (euro-denominated)	1.53%	820	725
4.953% 3-Year Senior Notes, Due 8/10/2026	5.18%	600	600
0.832% 1.5-Year Senior Notes, Due 9/7/2026 (Swiss franc-denominated)	1.14%	513	—
5.00% 3-Year Senior Notes, Due 12/5/2026	5.26%	1,000	1,000
1.45% 10-Year Senior Notes, Due 3/16/2027 (euro-denominated)	1.66%	586	518
1.75% 7-Year Senior Notes, Due 4/15/2027 (euro-denominated)	1.97%	703	621
1.054% 5-Year Senior Notes, Due 10/20/2027 (Japanese yen-denominated)	1.18%	200	184
4.80% 5-Year Senior Notes, Due 11/21/2027	5.00%	600	600
0.790% 3-Year Senior Notes, Due 1/6/2028 (Swiss franc-denominated)	1.35%	110	—
0.50% 8.5-Year Senior Notes, Due 3/1/2028 (euro-denominated)	0.78%	937	828
1.6525% 4-Year Senior Notes, Due 3/7/2028 (Swiss franc-denominated)	1.79%	413	364
0.77% 5-Year Senior Notes, Due 9/6/2028 (Japanese yen-denominated)	0.90%	200	184
1.375% 12-Year Senior Notes, Due 9/12/2028 (euro-denominated)	1.46%	703	621
1.75% 7-Year Senior Notes, Due 10/15/2028	1.89%	700	700
5.00% 5-Year Senior Notes, Due 1/31/2029	5.24%	1,000	1,000
1.125% 4-Year Senior Notes, Due 3/7/2029 (Swiss franc-denominated)	1.26%	394	—
1.95% 12-Year Senior Notes, Due 7/24/2029 (euro-denominated)	2.08%	820	725
2.60% 10-Year Senior Notes, Due 10/1/2029	2.74%	900	900
1.279% 7-Year Senior Notes, Due 10/19/2029 (Japanese yen-denominated)	1.44%	32	30
1.120% 5-Year Senior Notes, Due 1/6/2030 (Swiss franc-denominated)	1.25%	293	—
4.977% 7-Year Senior Notes, Due 8/10/2030	5.12%	750	750
0.80% 9-Year Senior Notes, Due 10/18/2030 (euro-denominated)	0.89%	2,051	1,812
0.875% 12-Year Senior Notes, Due 10/1/2031 (euro-denominated)	1.14%	1,055	932
2.00% 10-Year Senior Notes, Due 10/15/2031	2.23%	1,200	1,200
1.8401% 8-Year Senior Notes, Due 3/8/2032 (Swiss franc-denominated)	1.92%	519	457
2.375% 12-Year Senior Notes, Due 4/15/2032 (euro-denominated)	2.55%	703	621
1.49% 10-Year Senior Notes, Due 10/20/2032 (Japanese yen-denominated)	1.60%	44	40
4.95% 10-Year Senior Notes, Due 11/21/2032	5.09%	600	600
1.4175% 8-Year Senior Notes, Due 3/7/2033 (Swiss franc-denominated)	1.49%	438	—
5.086% 10-Year Senior Notes, Due 8/10/2033	5.20%	1,000	1,000
1.125% 12-Year Senior Notes, Due 10/18/2033 (euro-denominated)	1.21%	1,758	1,553
5.20% 10-Year Senior Notes, Due 1/31/2034	5.34%	500	500
3.65% 12-Year Senior Notes, Due 11/21/2034 (euro-denominated)	3.76%	879	777
1.50% 12-Year Senior Notes, Due 9/6/2035 (Japanese yen-denominated)	1.58%	149	137
2.0375% 12-Year Senior Notes, Due 3/7/2036 (Swiss franc-denominated)	2.10%	407	358
1.520% 12-Year Senior Notes, Due 1/6/2037 (Swiss franc-denominated)	1.56%	389	—
1.6524% 12-Year Senior Notes, Due 3/6/2037 (Swiss franc-denominated)	1.71%	269	—

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Effective interest rate at June 28,	June 28,	December 31,
(Dollars in millions)	2025	2025	2024

2.875% 20-Year Senior Notes, Due 7/24/2037 (euro-denominated)	2.94%	820	725
1.50% 20-Year Senior Notes, Due 10/1/2039 (euro-denominated)	1.73%	1,055	932
2.80% 20-Year Senior Notes, Due 10/15/2041	2.90%	1,200	1,200
1.625% 20-Year Senior Notes, Due 10/18/2041 (euro-denominated)	1.78%	1,465	1,294
2.069% 20-Year Senior Notes, Due 10/20/2042 (Japanese yen-denominated)	2.13%	101	93
5.404% 20-Year Senior Notes, Due 8/10/2043	5.50%	600	600
2.02% 20-Year Senior Notes, Due 9/6/2043 (Japanese yen-denominated)	2.06%	200	184
5.30% 30-Year Senior Notes, Due 2/1/2044	5.37%	400	400
1.49% 20-Year Senior Notes, Due 1/6/2045 (Swiss franc-denominated)	1.54%	232	—
1.8975% 20-Year Senior Notes, Due 3/7/2045 (Swiss franc-denominated)	1.95%	169	—
4.10% 30-Year Senior Notes, Due 8/15/2047	4.23%	750	750
1.875% 30-Year Senior Notes, Due 10/1/2049 (euro-denominated)	1.99%	1,172	1,035
1.47% 25-Year Senior Notes, Due 1/6/2050 (Swiss franc-denominated)	1.49%	409	—
2.00% 30-Year Senior Notes, Due 10/18/2051 (euro-denominated)	2.07%	879	777
2.382% 30-Year Senior Notes, Due 10/18/2052 (Japanese yen-denominated)	2.43%	230	212
Other		1	73
Total borrowings at par value		35,303	31,332
Unamortized discount		(98)	(95)
Unamortized debt issuance costs		(172)	(164)
Total borrowings at carrying value		35,033	31,072
Finance lease liabilities		196	202
Less: Short-term obligations and current maturities		2,214	2,214
Long-term obligations		$33,015	$29,061
The effective interest rates for the fixed-rate debt include the stated interest on the notes, the accretion of any discounts/premiums and the amortization of any debt issuance costs.
See Note 4 for fair value information pertaining to the company’s long-term borrowings.
Credit Facilities
The company has a revolving credit facility (the Facility) with a bank group that provides for up to $5.00 billion of unsecured multi-currency revolving credit. The Facility expires on January 7, 2027. The revolving credit agreement calls for interest at either a Term Secured Overnight Financing Rate (SOFR), a Euro Interbank Offered Rate (EURIBOR)-based rate (for funds drawn in euro), or a rate based on the prime lending rate of the agent bank, at the company’s option. The agreement contains affirmative, negative and financial covenants, and events of default customary for facilities of this type. The covenants in the Facility include a Consolidated Net Interest Coverage Ratio (Consolidated EBITDA to Consolidated Net Interest Expense), as such terms are defined in the Facility. Specifically, the company has agreed that, so long as any lender has any commitment under the Facility, any letter of credit is outstanding under the Facility, or any loan or other obligation is outstanding under the Facility, it will maintain a minimum Consolidated Net Interest Coverage Ratio of 3.5:1.0 as of the last day of any fiscal quarter. As of June 28, 2025, no borrowings were outstanding under the Facility, although available capacity was reduced by immaterial outstanding letters of credit.
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Senior Notes
Interest is payable annually on the euro and public Swiss franc-denominated fixed rate senior notes and semi-annually on all other senior notes. Each of the U.S. dollar and euro-denominated fixed rate senior notes, and Japanese yen-denominated and Swiss franc-denominated private placement notes may be redeemed at a redemption price of 100% of the principal amount plus a specified make-whole premium and accrued interest, together with swap breakage costs payable to holders of the Japanese yen-denominated and Swiss franc-denominated private placement notes who have entered into cross-currency swap agreements. The company is subject to certain affirmative and negative covenants under the indentures and note purchase agreement governing the senior notes, the most restrictive of which limits the ability of the company to pledge certain property and assets as security under borrowing arrangements. The company was in compliance with all covenants related to its senior notes at June 28, 2025.
Thermo Fisher Scientific (Finance I) B.V. (Thermo Fisher International), a wholly-owned finance subsidiary of the company, issued each of the following notes outstanding as of June 28, 2025, included in the table above (collectively, the “Euronotes”) in registered public offerings: the 0.00% Senior Notes due 2025, the 0.80% Senior Notes due 2030, the 1.125% Senior Notes due 2033, the 1.625% Senior Notes due 2041, and the 2.00% Senior Notes due 2051. The company has fully and unconditionally guaranteed all of Thermo Fisher International’s obligations under the Euronotes and all of Thermo Fisher International’s other debt securities, and no other subsidiary of the company will guarantee these obligations. Thermo Fisher International is a “finance subsidiary” as defined in Rule 13-01(a)(4)(vi) of the Exchange Act, with no assets or operations other than those related to the issuance, administration and repayment of the Euronotes and other debt securities issued by Thermo Fisher International from time to time. The financial condition, results of operations and cash flows of Thermo Fisher International are consolidated in the financial statements of the company.
Note 4.    Fair Value Measurements
Fair Value Measurements
The following tables present information about the company’s financial assets and liabilities measured at fair value on a recurring basis:

	June 28,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
(In millions)	2025	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$1,431	$1,431	$—	$—
Bank time deposits	1,810	1,810	—	—
Investments	76	17	—	59
Insurance contracts	262	—	262	—
Derivative contracts	175	—	175	—
Total assets	$3,755	$3,258	$437	$59

Liabilities
Derivative contracts	$409	$—	$409	$—
Contingent consideration	5	—	—	5
Total liabilities	$415	$—	$409	$5

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
(In millions)	2024	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$1,103	$1,103	$—	$—
Bank time deposits	1,560	1,560	—	—
Investments	39	18	—	21
Insurance contracts	240	—	240	—
Derivative contracts	460	—	460	—
Total assets	$3,401	$2,680	$700	$21

Liabilities
Derivative contracts	$59	$—	$59	$—
Contingent consideration	13	—	—	13
Total liabilities	$72	$—	$59	$13
In the three- and six-month periods ended June 28, 2025, the company recorded $(3) million and $(2) million, respectively, of net gains/(losses) on investments, which are included in other income/(expense) in the accompanying statements of income. In the six-month period ended June 29, 2024, the company recorded $10 million, of net gains/(losses) on investments, which are included in other income/(expense) in the accompanying statements of income.
The following table provides a rollforward of the fair value, as determined by level 3 inputs (such as likelihood of achieving production or revenue milestones, as well as changes in the fair values of the investments underlying a recapitalization investment portfolio), of the contingent consideration.

	Three months ended		Six months ended
	June 28,	June 29,	June 28,	June 29,
(In millions)	2025	2024	2025	2024
Contingent consideration
Beginning balance	$13	$83	$13	$87
Payments	(6)	—	(6)	(2)
Changes in fair value included in earnings	(2)	(72)	(1)	(74)
Ending balance	$5	$12	$5	$12
The following table provides a rollforward of investments classified as level 3:

	Three months ended	Six months ended
	June 28,	June 28,
(In millions)	2025	2025
Investments
Beginning balance	$31	$21
Purchases	28	38
Ending balance	$59	$59

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Fair Value of Other Financial Instruments
The carrying value and fair value of the company’s debt instruments are as follows:

	June 28, 2025		December 31, 2024
	Carrying	Fair	Carrying	Fair
(In millions)	value	value	value	value
Senior notes	$35,031	$32,400	$30,999	$28,454
Other	1	1	73	73
	$35,033	$32,402	$31,072	$28,527
The fair value of debt instruments, excluding private placement notes, was determined based on quoted market prices and on borrowing rates available to the company at the respective period ends, which represent level 2 measurements. The fair value of private placement notes was determined based on internally developed pricing models and unobservable inputs, which represent level 3 measurements.
Note 5.    Commitments and Contingencies
Environmental Matters
The company is currently involved in various stages of investigation and remediation related to environmental matters. The company cannot predict all potential costs related to environmental remediation matters and the possible impact on future operations given the uncertainties regarding the extent of the required cleanup, the complexity and interpretation of applicable laws and regulations, the varying costs of alternative cleanup methods and the extent of the company’s responsibility. Expenses for environmental remediation matters related to the costs of installing, operating and maintaining groundwater-treatment systems and other remedial activities related to historical environmental contamination at the company’s domestic and international facilities were not material in any period presented. At June 28, 2025, there have been no material changes to the accruals for pending environmental-related matters disclosed in the company’s 2024 financial statements and notes included in the company’s Annual Report on Form 10-K. While management believes the accruals for environmental remediation are adequate based on current estimates of remediation costs, the company may be subject to additional remedial or compliance costs due to future events such as changes in existing laws and regulations, changes in agency direction or enforcement policies, developments in remediation technologies or changes in the conduct of the company’s operations, which could have a material adverse effect on the company’s financial position, results of operations and cash flows.
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
Product Liability, Workers Compensation and Other Personal Injury Matters
The company is involved in various proceedings and litigation that arise from time to time in connection with product liability, workers compensation and other personal injury matters. At June 28, 2025, there have been no material changes to the accruals for pending product liability, workers compensation, and other personal injury matters disclosed in the company’s 2024 financial statements and notes included in the company’s Annual Report on Form 10-K. Although the company believes that the amounts accrued and estimated insurance recoveries are probable and appropriate based on available information, including actuarial studies of loss estimates, the process of estimating losses and insurance recoveries involves a considerable degree of judgment by management and the ultimate amounts could vary, which could have a material adverse effect on the company’s results of operations, financial position, and cash flows. Insurance contracts do not relieve the company of its primary obligation with respect to any losses incurred. The collectability of amounts due from its insurers is subject to the solvency and willingness of the insurer to pay, as well as the legal sufficiency of the insurance claims. Management monitors the payment history as well as the financial condition and ratings of its insurers on an ongoing basis.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6.    Supplemental Income Statement Information
Disaggregated Revenues
Revenues by type are as follows:

	Three months ended		Six months ended
(In millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Revenues
Consumables	$4,606	$4,363	$8,960	$8,690
Instruments	1,644	1,800	3,270	3,428
Services	4,605	4,378	8,990	8,768
Consolidated revenues	$10,855	$10,541	$21,219	$20,886
Revenues by geographic region based on customer location are as follows:

	Three months ended		Six months ended
(In millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Revenues
North America	$5,722	$5,529	$11,235	$11,048
Europe	2,830	2,663	5,454	5,282
Asia-Pacific	1,920	1,971	3,811	3,831
Other regions	383	379	720	725
Consolidated revenues	$10,855	$10,541	$21,219	$20,886
Each reportable segment earns revenues from consumables, instruments and services in North America, Europe, Asia-Pacific and other regions.
Revenues by business are as follows:

	Three months ended		Six months ended
(In millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Revenues
Biosciences	$1,075	$1,059	$2,068	$2,118
Genetic sciences	679	663	1,356	1,300
BioProduction	745	633	1,416	1,223
Life Sciences Solutions	2,499	2,355	4,840	4,640
Chromatography and mass spectrometry	784	773	1,557	1,562
Chemical analysis	292	324	578	644
Electron microscopy	652	684	1,311	1,263
Analytical Instruments	1,728	1,782	3,446	3,469
Clinical diagnostics	276	273	539	536
ImmunoDiagnostics	234	226	451	437
Microbiology	159	158	311	312
Transplant diagnostics	124	111	237	217
Healthcare market channel	407	411	880	849
Elimination of intrasegment revenues	(65)	(62)	(137)	(125)
Specialty Diagnostics	1,134	1,117	2,282	2,227
Laboratory products	601	639	1,183	1,264
Research and safety market channel	1,883	1,775	3,610	3,486
Pharma services	1,794	1,627	3,401	3,205
Clinical research	1,955	1,949	3,894	3,982
Elimination of intrasegment revenues and other	(238)	(233)	(453)	(457)
Laboratory Products and Biopharma Services	5,995	5,758	11,635	11,480
Elimination of intersegment revenues	(501)	(470)	(983)	(930)
Consolidated revenues	$10,855	$10,541	$21,219	$20,886

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restructuring and Other Costs
In the first six months of 2025, restructuring and other costs primarily included continuing charges for headcount reductions and facility consolidations in an effort to streamline operations, impairment of long-lived assets, and, to a lesser extent, net charges for pre-acquisition litigation and other matters. In 2025, severance actions associated with facility consolidations and cost reduction measures affected approximately 2% of the company’s workforce.
As of August 1, 2025, the company has identified restructuring actions, primarily in the Laboratory Products and Biopharma Services segment, that it expects will result in additional charges of approximately $140 million, primarily in 2025, and expects to identify additional actions in future periods.
Restructuring and other costs by segment are as follows:

	Three months ended	Six months ended
(In millions)	June 28, 2025	June 28, 2025
Life Sciences Solutions	$11	$54
Analytical Instruments	10	14
Specialty Diagnostics	3	5
Laboratory Products and Biopharma Services	56	100
Corporate	2	7
	$82	$180
The following table summarizes the changes in the company’s accrued restructuring balance, which is included in other accrued expenses in the accompanying balance sheets. Other amounts reported as restructuring and other costs in the accompanying statements of income have been summarized in the notes to the table.

(In millions)	Total (a)
Balance at December 31, 2024	$50
Net restructuring charges incurred in 2025 (b)	99
Payments	(78)
Currency translation	4
Balance at June 28, 2025	$74
(a)The movements in the restructuring liability principally consist of severance and other costs associated with facility consolidations.
(b)Excludes $82 million of net charges, principally $67 million of charges for impairment of long-lived assets in the Life Sciences Solutions and Laboratory Products and Biopharma Services segments.
The company expects to pay accrued restructuring costs primarily through 2025.
Earnings per Share
The company’s earnings per share are as follows:

	Three months ended		Six months ended
	June 28,	June 29,	June 28,	June 29,
(In millions except per share amounts)	2025	2024	2025	2024
Net income attributable to Thermo Fisher Scientific Inc.	$1,617	$1,548	$3,124	$2,875

Basic weighted average shares	378	382	378	382
Plus effect of: stock options and restricted stock units	—	1	1	1
Diluted weighted average shares	378	383	378	383

Basic earnings per share	$4.28	$4.05	$8.27	$7.53
Diluted earnings per share	$4.28	$4.04	$8.26	$7.50

Antidilutive stock options excluded from diluted weighted average shares	4	2	3	2

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7.    Income Taxes
The provision for income taxes in the accompanying statements of income differs from the provision calculated by applying the statutory federal income tax rate to income before provision for income taxes due to the following:

	Six months ended
(In millions)	June 28, 2025	June 29, 2024
Statutory federal income tax rate	21%	21%
Provision for income taxes at statutory rate	$699	$704
Increases (decreases) resulting from:
Foreign rate differential	(72)	(76)
Income tax credits	(99)	(141)
Global intangible low-taxed income	23	25
Foreign-derived intangible income	(53)	(47)
Excess tax benefits from stock options and restricted stock units	(9)	(45)
Provision for (reversal of) tax reserves, net	(28)	195
Intra-entity transfers	(153)	(102)
Domestication transaction	(125)	—
Provision for (reversal of) valuation allowances, net	(85)	(67)
Withholding taxes	7	9
Tax return reassessments and settlements	30	(35)
State income taxes, net of federal tax	43	39
Equity method investments	(2)	(45)
Other, net	12	(4)
Provision for/(benefit from) income taxes	$187	$408
During the first quarter of 2025, the company recorded a deferred tax benefit of $125 million resulting from the recognition of a tax attribute related to a domestication transaction. During the second quarter of 2025, the company recorded a deferred tax benefit of $153 million related to capital losses generated as part of intra-entity transactions and a $93 million benefit in jurisdictions where the deferred tax assets are now expected to be realized due to forecasted income.
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
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted. The OBBBA includes a broad range of provisions, such as the permanent extension of certain otherwise expiring provisions, modifications to the international tax framework and the reinstatement of favorable tax treatment for certain business provisions. While most of the changes made by the OBBBA are effective in future tax years, some of its provisions are effective in 2025. We are currently evaluating its impact on our consolidated financial statements.
Unrecognized Tax Benefits
As of June 28, 2025, the company had $0.52 billion of unrecognized tax benefits substantially all of which, if recognized, would reduce the effective tax rate. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(In millions)	2025
Balance at beginning of year	$525
Additions for tax positions of current year	22
Reductions for tax positions of prior years	(8)
Closure of tax years	(19)
Settlements	(1)
Balance at end of period	$520

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 8.    Comprehensive Income/(Loss) and Shareholders' Equity
Comprehensive Income/(Loss)
Changes in each component of accumulated other comprehensive income/(loss), net of tax, are as follows:

(In millions)	Currency translation adjustment	Unrealized gains/(losses) on hedging instruments	Pension and other postretirement benefit liability adjustment	Total
	Three months ended June 28, 2025
Balance at March 29, 2025	$(2,053)	$(24)	$(265)	$(2,343)
Other comprehensive income/(loss) before reclassifications	(447)	—	(8)	(455)
Amounts reclassified from accumulated other comprehensive income/(loss)	(2)	1	3	1
Net other comprehensive income/(loss)	(449)	1	(5)	(453)
Balance at June 28, 2025	$(2,502)	$(24)	$(270)	$(2,797)

	Six months ended June 28, 2025
Balance at December 31, 2024	$(2,409)	$(25)	$(263)	$(2,697)
Other comprehensive income/(loss) before reclassifications	(87)	—	(11)	(98)
Amounts reclassified from accumulated other comprehensive income/(loss)	(6)	1	4	(2)
Net other comprehensive income/(loss)	(93)	1	(8)	(99)
Balance at June 28, 2025	$(2,502)	$(24)	$(270)	$(2,797)
Note 9.    Supplemental Cash Flow Information
Supplemental cash flow information is as follows:

	Six months ended
(In millions)	June 28, 2025	June 29, 2024
Non-cash investing and financing activities
Acquired but unpaid property, plant and equipment	$206	$166
Declared but unpaid dividends	165	151
Issuance of stock upon vesting of restricted stock units	69	71
Excise tax from stock repurchases	17	28
Cash, cash equivalents and restricted cash is included in the accompanying balance sheet as follows:

(In millions)	June 28, 2025	December 31, 2024
Cash and cash equivalents	$4,576	$4,009
Restricted cash included in other current assets	3	10
Restricted cash included in other assets	24	21
Cash, cash equivalents and restricted cash	$4,603	$4,040
Amounts included in restricted cash primarily represent funds held as collateral for bank guarantees, pension related deposits, and incoming cash in China awaiting government administrative clearance.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 10.    Derivatives
Derivative Contracts
The following table provides the aggregate notional value of outstanding derivative contracts.

(In millions)	June 28, 2025	December 31, 2024
Notional amount
Cross-currency interest rate swaps designated as net investment hedge - euro	$1,000	$1,000
Cross-currency interest rate swaps designated as net investment hedge - Japanese yen	4,650	4,650
Cross-currency interest rate swaps designated as net investment hedge - Swiss franc	2,500	2,500
Currency exchange contracts	1,392	1,588
While certain derivatives are subject to netting arrangements with counterparties, the company does not offset derivative assets and liabilities within the balance sheet. The following tables present the fair value of derivative instruments in the accompanying balance sheets and statements of income.

	Fair value – assets		Fair value – liabilities
	June 28,	December 31,	June 28,	December 31,
(In millions)	2025	2024	2025	2024
Derivatives designated as hedging instruments
Cross-currency interest rate swaps	$174	$458	$407	$57
Derivatives not designated as hedging instruments
Currency exchange contracts	1	2	2	2
Total derivatives	$175	$460	$409	$59
The fair value of the cross-currency interest rate swaps is included in the accompanying balance sheets under the caption other assets, other current liabilities, or other long-term liabilities. The fair value of currency exchange contracts is included in the accompanying balance sheets under the captions other current assets or other accrued expenses.

	Gain/(loss) recognized
	Three months ended		Six months ended
	June 28,	June 29,	June 28,	June 29,
(In millions)	2025	2024	2025	2024

Derivatives designated as cash flow hedges
Interest rate swaps
Amount reclassified from accumulated other comprehensive income/(loss) to interest expense	$(1)	$(1)	$(2)	$(2)
Financial instruments designated as net investment hedges
Foreign currency-denominated debt and other payables
Included in currency translation adjustment within other comprehensive income/(loss)	(788)	85	(1,238)	361
Cross-currency interest rate swaps
Included in currency translation adjustment within other comprehensive income/(loss)	(515)	293	(634)	736
Included in interest expense	67	68	134	134
Derivatives not designated as hedging instruments
Currency exchange contracts
Included in cost of product revenues	(3)	4	(2)	7
Included in other income/(expense)	3	(4)	13	(10)
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
2025

	Three months ended June 28, 2025
(In millions)	Life Sciences Solutions	Analytical Instruments	Specialty Diagnostics	Laboratory Products and Biopharma Services	Total
Revenues
Revenues from external customers	$2,115	$1,669	$1,118	$5,953	$10,855
Intersegment revenues	385	58	16	42	501
	2,499	1,728	1,134	5,995	11,356
Elimination of intersegment revenues					(501)
Consolidated revenues					$10,855
Segment Income
Cost of revenues	925	902	640	4,683
Selling, general, and administrative expenses	467	318	183	599
Research and development expenses	136	145	47	14
Other segment items	53	37	(42)	(126)
Segment income	919	325	306	825	2,375
Unallocated amounts
Cost of revenues adjustments					(10)
Selling, general and administrative expenses adjustments					(20)
Restructuring and other costs					(82)
Amortization of acquisition-related intangible assets					(429)
Interest income					297
Interest expense					(404)
Other income/(expense)					(19)
Consolidated income before income taxes					$1,709

(In millions)	Unallocated amounts	Life Sciences Solutions	Analytical Instruments	Specialty Diagnostics	Laboratory Products and Biopharma Services	Consolidated
Segment assets	$87,013	$3,142	$3,070	$1,295	$6,711	$101,230
Purchases of property, plant and equipment	25	25	13	25	206	294
Depreciation of property, plant and equipment	—	56	26	23	152	256

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2024

	Three months ended June 29, 2024
(In millions)	Life Sciences Solutions	Analytical Instruments	Specialty Diagnostics	Laboratory Products and Biopharma Services	Total
Revenues
Revenues from external customers	$1,996	$1,727	$1,100	$5,719	$10,541
Intersegment revenues	359	55	17	39	470
	2,355	1,782	1,117	5,758	11,011
Elimination of intersegment revenues					(470)
Consolidated revenues					$10,541
Segment Income
Cost of revenues	860	852	623	4,504
Selling, general, and administrative expenses	428	305	188	596
Research and development expenses	130	139	44	17
Other segment items	73	47	(37)	(104)
Segment income	865	439	299	745	2,347
Unallocated amounts
Cost of revenues adjustments					(1)
Selling, general and administrative expenses adjustments					64
Restructuring and other costs					(77)
Amortization of acquisition-related intangible assets					(513)
Interest income					295
Interest expense					(354)
Other income/(expense)					5
Consolidated income before income taxes					$1,765

(In millions)	Unallocated amounts	Life Sciences Solutions	Analytical Instruments	Specialty Diagnostics	Laboratory Products and Biopharma Services	Consolidated
Segment assets	$85,247	$3,025	$2,723	$1,188	$6,314	$98,496
Purchases of property, plant and equipment	15	26	18	21	220	301
Depreciation of property, plant and equipment	—	57	25	22	173	276

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2025

	Six months ended June 28, 2025
(In millions)	Life Sciences Solutions	Analytical Instruments	Specialty Diagnostics	Laboratory Products and Biopharma Services	Total
Revenues
Revenues from external customers	$4,069	$3,346	$2,248	$11,556	$21,219
Intersegment revenues	771	99	34	79	983
	4,840	3,446	2,282	11,635	22,202
Elimination of intersegment revenues					(983)
Consolidated revenues					$21,219
Segment Income
Cost of revenues	1,781	1,738	1,319	9,107
Selling, general, and administrative expenses	936	633	354	1,191
Research and development expenses	273	282	92	27
Other segment items	97	69	(93)	(246)
Segment income	1,753	724	610	1,557	4,644
Unallocated amounts
Cost of revenues adjustments					(21)
Selling, general and administrative expenses adjustments					(34)
Restructuring and other costs					(180)
Amortization of acquisition-related intangible assets					(859)
Interest income					501
Interest expense					(707)
Other income/(expense)					(16)
Consolidated income before income taxes					$3,329

(In millions)	Unallocated amounts	Life Sciences Solutions	Analytical Instruments	Specialty Diagnostics	Laboratory Products and Biopharma Services	Consolidated
Segment assets	$87,013	$3,142	$3,070	$1,295	$6,711	$101,230
Purchases of property, plant and equipment	61	69	57	58	412	656
Depreciation of property, plant and equipment	—	114	50	44	324	532

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2024

	Six months ended June 29, 2024
(In millions)	Life Sciences Solutions	Analytical Instruments	Specialty Diagnostics	Laboratory Products and Biopharma Services	Total
Revenues
Revenues from external customers	$3,926	$3,356	$2,200	$11,404	$20,886
Intersegment revenues	714	113	27	76	930
	4,640	3,469	2,227	11,480	21,817
Elimination of intersegment revenues					(930)
Consolidated revenues					$20,886
Segment Income
Cost of revenues	1,680	1,651	1,251	9,004
Selling, general, and administrative expenses	859	623	375	1,181
Research and development expenses	262	270	84	34
Other segment items	133	86	(76)	(228)
Segment income	1,705	838	593	1,489	4,625
Unallocated amounts
Cost of revenues adjustments					(17)
Selling, general and administrative expenses adjustments					45
Restructuring and other costs					(106)
Amortization of acquisition-related intangible assets					(1,065)
Interest income					574
Interest expense					(717)
Other income/(expense)					14
Consolidated income before income taxes					$3,354

(In millions)	Unallocated amounts	Life Sciences Solutions	Analytical Instruments	Specialty Diagnostics	Laboratory Products and Biopharma Services	Consolidated
Segment assets	$85,247	$3,025	$2,723	$1,188	$6,314	$98,496
Purchases of property, plant and equipment	38	51	46	53	460	648
Depreciation of property, plant and equipment	—	112	50	44	356	562

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
Pending Acquisition
The company has entered into an agreement with Solventum Corporation to acquire its Purification and Filtration business. It subsequently amended the agreement to exclude Solventum’s drinking water filtration business from the scope of the business to be acquired and revised the cash consideration payable at closing to approximately $4.0 billion. Solventum’s Purification and Filtration business is a leading provider of purification and filtration technologies used in the production of biologics as well as in medical technologies and industrial applications. The transaction, which is expected to be completed by the end of 2025, is subject to customary closing conditions. Upon completion, Solventum’s Purification and Filtration business will become part of the Life Sciences Solutions segment.
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
The components of the purchase price and net assets acquired are as follows:

(In millions)	Olink
Purchase price
Cash paid	$3,215
Purchase price payable	28
Cash acquired	(97)
$3,146

Net assets acquired
Definite-lived intangible assets
Customer relationships	$708
Product technology	207
Tradenames	97
Goodwill	2,301
Net tangible assets	9
Deferred tax assets (liabilities)	(176)
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
A number of important factors could cause the results of the company to differ materially from those indicated by such forward-looking statements, including those detailed under the caption “Risk Factors” in the company’s Annual Report on Form 10-K for the year ended December 31, 2024 (which is on file with the SEC). Important factors that could cause actual results to differ materially from those indicated by forward-looking statements include risks and uncertainties relating to: the need to develop new products and adapt to significant technological change; implementation of strategies for improving growth; general economic conditions and related uncertainties; dependence on customers’ capital spending policies and government funding policies; the effect of economic and political conditions, impact of tariffs, and exchange rate fluctuations on international operations; use and protection of intellectual property; the effect of changes in governmental regulations; any natural disaster, public health crisis, pandemic, or other catastrophic event; and the effect of laws and regulations governing government contracts, as well as the possibility that expected benefits related to recent or pending acquisitions may not materialize as expected.
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
Consolidated Results

	Three months ended				Six months ended
	June 28,	June 29,			June 28,	June 29,
(Dollars in millions except per share amounts)	2025	2024	Change		2025	2024	Change
Revenues	$10,855	$10,541	3%		$21,219	$20,886	2%
GAAP operating income	1,834	1,820	1%		3,551	3,483	2%
GAAP operating income margin	16.9%	17.3%	(0.4)	pt	16.7%	16.7%	0.0	pt
Adjusted operating income (non-GAAP measure)	2,375	2,347	1%		4,644	4,625	0%
Adjusted operating income margin (non-GAAP measure)	21.9%	22.3%	(0.4)	pt	21.9%	22.1%	(0.2)	pt
GAAP diluted earnings per share attributable to Thermo Fisher Scientific Inc.	4.28	4.04	6%		8.26	7.50	10%
Adjusted earnings per share (non-GAAP measure)	5.36	5.37	0%		10.51	10.47	0%

THERMO FISHER SCIENTIFIC INC.
Organic Revenue Growth

	Three months ended	Six months ended
	June 28, 2025	June 28, 2025
Revenue growth	3%	2%
Impact of acquisitions	0%	0%
Impact of currency translation	1%	0%
Organic revenue growth (non-GAAP measure)	2%	1%
During the second quarter of 2025, revenues grew in the pharma and biotech market due to increased demand from customers. Revenues in the academic and government and industrial and applied markets declined, reflecting some customer hesitancy in a more uncertain environment, which resulted in muted demand for equipment and instruments. Revenue to customers in the diagnostics and healthcare market declined as we navigated headwinds in China. During the second quarter of 2025, sales grew in North America and Europe. Sales declined in Asia-Pacific, including China. Contributions to organic revenue during the second quarter of 2025 from the Laboratory Products and Biopharma Services and Life Sciences Solutions segments were partially offset by declines in the Analytical Instruments segment.
During the first six months of 2025, revenues grew in the pharma and biotech market due to increased demand from customers, partially offset by reduced demand for COVID-19 vaccine and therapy related products and services. Revenues in the academic and government market declined driven by the macro conditions in the U.S. and China. Revenue to customers in the industrial and applied market grew slightly. Revenue to customers in the diagnostics and healthcare market was flat. During the first six months of 2025, sales grew in North America and Europe. Sales were flat in Asia-Pacific, but declined in China. The first six months of 2025 were also impacted by two fewer selling days than the first six months of 2024. Contributions to organic revenue during the first six months of 2025 from the Laboratory Products and Biopharma Services, Life Sciences Solutions, and Specialty Diagnostics segments were partially offset by declines in the Analytical Instruments segment.
The company continues to execute its proven growth strategy which consists of three pillars:
•High-impact innovation,
•Our trusted partner status with customers, and
•Our unparalleled commercial engine.
GAAP operating income margin and adjusted operating income margin decreased in the second quarter of 2025 due primarily to unfavorable business mix, the impacts of tariffs and related foreign exchange, and strategic investments, partially offset by very strong productivity improvements. GAAP operating income margin in the second quarter of 2025 benefited from lower amortization expense when compared to 2024; however, we recognized net credits for changes in contingent consideration in 2024, which did not recur in 2025.
GAAP operating income margin and adjusted operating income margin decreased during the first six months of 2025 due primarily to unfavorable business mix, the impacts of strategic investments, partially offset by strong productivity improvements. GAAP operating income margin in the first six months of 2025 benefited from lower levels of amortization expense when compared to 2024.
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

	Three months ended		Six months ended
	June 28,	June 29,	June 28,	June 29,
(Dollars in millions)	2025	2024	2025	2024
Revenues
Life Sciences Solutions	$2,499	$2,355	$4,840	$4,640
Analytical Instruments	1,728	1,782	3,446	3,469
Specialty Diagnostics	1,134	1,117	2,282	2,227
Laboratory Products and Biopharma Services	5,995	5,758	11,635	11,480
Eliminations	(501)	(470)	(983)	(930)
Consolidated revenues	$10,855	$10,541	$21,219	$20,886
Life Sciences Solutions

	Three months ended						Organic (non-GAAP measure)
(Dollars in millions)	June 28, 2025	June 29, 2024	Total Change		Acquisitions/ Divestitures	Currency Translation
Revenues	$2,499	$2,355	6%		1%	1%	4%
Segment income	919	865	6%
Segment income margin	36.8%	36.7%	0.1	pt
The increase in organic revenues in the second quarter of 2025 was primarily driven by the bioproduction business. On a reported basis, the bioproduction business grew $113 million, driven by higher demand from pharma and biotech customers. The increase in segment income margin resulted primarily from very strong productivity improvements, partially offset by the impact of the Olink acquisition, and unfavorable business mix.

	Six months ended						Organic (non-GAAP measure)
(Dollars in millions)	June 28, 2025	June 29, 2024	Total Change		Acquisitions/ Divestitures	Currency Translation
Revenues	$4,840	$4,640	4%		2%	0%	3%
Segment income	1,753	1,705	3%
Segment income margin	36.2%	36.7%	(0.5)	pt
The increase in organic revenues in the first six months of 2025 was driven by the bioproduction business, partially offset by declines in the biosciences business. On a reported basis, the bioproduction business grew $194 million, driven by higher demand from pharma and biotech customers, and genetic sciences grew $56 million, driven by the 2024 acquisition of Olink. Biosciences revenue declined $50 million, due to lower demand from academic and government customers. The decrease in segment income margin resulted primarily from unfavorable business mix, the impact of the Olink acquisition, partially offset by very strong productivity improvements.
Analytical Instruments

	Three months ended						Organic (non-GAAP measure)
(Dollars in millions)	June 28, 2025	June 29, 2024	Total Change		Acquisitions/ Divestitures	Currency Translation
Revenues	$1,728	$1,782	(3)%		0%	1%	(4)%
Segment income	325	439	(26)%
Segment income margin	18.8%	24.6%	(5.8)	pt
The decrease in organic revenues in the second quarter of 2025 was driven by the impact of tariffs and the policy focus of the U.S. administration, which is leading to more muted demand for equipment and instrumentation. On a reported basis, the electron microscopy and chemical analysis businesses each declined $32 million, driven by decreased demand for instrumentation from U.S.-based academic and government customers, as well as customers in China. The decrease in segment income margin was driven by the impacts of tariffs and related foreign exchange. Additionally, strong productivity was more than offset by lower volumes and strategic investments.

THERMO FISHER SCIENTIFIC INC.

	Six months ended						Organic (non-GAAP measure)
(Dollars in millions)	June 28, 2025	June 29, 2024	Total Change		Acquisitions/ Divestitures	Currency Translation
Revenues	$3,446	$3,469	(1)%		0%	0%	(1)%
Segment income	724	838	(14)%
Segment income margin	21.0%	24.2%	(3.2)	pt
The decrease in organic revenues in the first six months of 2025 was primarily due to declines in the chemical analysis business, partially offset by growth in the electron microscopy business. On a reported basis, the chemical analysis business declined $66 million, partially offset by $48 million of growth in the electron microscopy business. The decrease in segment income margin resulted primarily from the impacts of tariffs and related foreign exchange, unfavorable volume mix, and strategic investments, partially offset by strong pricing realization.
Specialty Diagnostics

	Three months ended						Organic (non-GAAP measure)
(Dollars in millions)	June 28, 2025	June 29, 2024	Total Change		Acquisitions/ Divestitures	Currency Translation
Revenues	$1,134	$1,117	2%		0%	1%	0%
Segment income	306	299	3%
Segment income margin	27.0%	26.7%	0.3	pt
Organic revenues were flat in the second quarter of 2025. On a reported basis, the transplant diagnostics business grew $13 million, which was the principal driver of reported revenue growth in the segment. The increase in segment income margin was driven by productivity improvements, partially offset by unfavorable business mix and strategic investments.

	Six months ended						Organic (non-GAAP measure)
(Dollars in millions)	June 28, 2025	June 29, 2024	Total Change		Acquisitions/ Divestitures	Currency Translation
Revenues	$2,282	$2,227	2%		0%	0%	2%
Segment income	610	593	3%
Segment income margin	26.7%	26.6%	0.1	pt
The increase in organic revenues in the first six months of 2025 was driven by growth in the healthcare market channel and the transplant diagnostics business. On a reported basis, the healthcare market channel grew $32 million and the transplant diagnostics business grew $20 million, which were the principal drivers of reported revenue growth in the segment. The increase in segment income margin was due to strong pricing realization, partially offset by unfavorable business mix.
Laboratory Products and Biopharma Services

	Three months ended						Organic (non-GAAP measure)
(Dollars in millions)	June 28, 2025	June 29, 2024	Total Change		Acquisitions/ Divestitures	Currency Translation
Revenues	$5,995	$5,758	4%		0%	1%	3%
Segment income	825	745	11%
Segment income margin	13.8%	12.9%	0.9	pt
The increase in organic revenues in the second quarter of 2025 was primarily due to strong growth in the pharma services business and the research and safety market channel, partially offset by moderation in COVID-19 related revenue. On a reported basis, the pharma services business and research and safety market channel grew $167 million and $108 million, respectively, which contributed 3 percentage points and 2 percentage points, respectively, of reported growth in the segment. Segment income margin increased in the second quarter of 2025, with exceptionally strong productivity improvements, partially offset by unfavorable business mix and strategic investments.

THERMO FISHER SCIENTIFIC INC.

	Six months ended						Organic (non-GAAP measure)
(Dollars in millions)	June 28, 2025	June 29, 2024	Total Change		Acquisitions/ Divestitures	Currency Translation
Revenues	$11,635	$11,480	1%		0%	0%	1%
Segment income	1,557	1,489	5%
Segment income margin	13.4%	13.0%	0.4	pt
The increase in organic revenues in the first six months of 2025 was primarily due to growth in the pharma services business and research and safety market channel, partially offset by moderation in COVID-19 related revenue. On a reported basis, the pharma services business and research and safety market channel grew $196 million and $124 million, respectively, which contributed 2 percentage points and 1 percentage point, respectively, of reported growth in the segment. The increase in segment income margin was primarily due to exceptionally strong productivity improvements, partially offset by unfavorable business mix and strategic investments.
Non-operating Items

	Three months ended		Six months ended
	June 28,	June 29,	June 28,	June 29,
(Dollars and shares in millions)	2025	2024	2025	2024
Net interest expense	$107	$59	$206	$143
GAAP other income/(expense)	(19)	5	(16)	14
Adjusted other income/(expense) (non-GAAP measure)	(14)	4	(12)	3
GAAP tax rate	5.4%	7.2%	5.6%	12.2%
Adjusted tax rate (non-GAAP measure)	10.0%	10.0%	10.0%	10.2%
Weighted average diluted shares	378	383	378	383
Net interest expense (interest expense less interest income) in the second quarter and first six months of 2025 increased due primarily to lower cash, and cash equivalents and short-term investments balances, as well as lower interest rates on these balances when compared to the second quarter and first six months of 2024. In the second quarter and first six months of 2025, the company’s net interest expense was reduced by approximately $66 million and $133 million, respectively, as a result of its interest rate swap and cross-currency interest rate swap arrangements. In the second quarter and first six months of 2024, the company’s net interest expense was reduced by approximately $67 million and $132 million, respectively, as a result of its interest rate swap and cross-currency interest rate swap arrangements (Note 10).
GAAP other income/(expense) and adjusted other income/(expense) includes currency transaction gains/losses on non-operating monetary assets and liabilities, and net periodic pension benefit cost/income, excluding the service cost component. GAAP other income/(expense) in the first six months of 2025 and 2024 also includes $2 million and $10 million, respectively, of net gains on investments. GAAP other income/(expense) in the second quarter of 2025 also includes $5 million of charges for settlement of pension plans.
The company’s GAAP and adjusted tax rates decreased in the first six months of 2025 compared to 2024, due to a $125 million deferred tax benefit resulting from the recognition of a tax attribute related to a domestication transaction in the first quarter of 2025. The company’s GAAP and adjusted rates in the second quarter of 2025 were also impacted by a deferred tax benefit of $153 million related to capital losses generated as part of intra-entity transactions and a $93 million benefit in jurisdictions where the deferred tax assets are now expected to be realized due to forecasted income. The company’s GAAP and adjusted tax rates in the first six months of 2024 were impacted by a benefit of $183 million, primarily in jurisdictions where the deferred tax assets are now expected to be realized due to forecasted income and a benefit of $102 million resulting from capital losses generated as part of intra-entity transactions. The company’s GAAP tax rate in the first six months of 2024 was also impacted by $176 million of expense, net, for a provision associated with a tax audit (Note 7).
The effective tax rates in both 2025 and 2024 were also affected by relatively significant earnings in lower tax jurisdictions. Due primarily to the non-deductibility of intangible asset amortization for tax purposes, the company’s cash payments for income taxes are higher than its income tax expense for financial reporting purposes and are expected to total approximately $1.80 billion in 2025.
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

THERMO FISHER SCIENTIFIC INC.
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
Weighted average diluted shares decreased in 2025 compared to 2024, primarily due to share repurchases.
Liquidity and Capital Resources
The company’s proven growth strategy has enabled it to generate free cash flow as well as access the capital markets. The company deploys its capital primarily via mergers and acquisitions and secondarily via share buybacks and dividends.

(In millions)	June 28, 2025	December 31, 2024
Cash and cash equivalents	$4,576	$4,009
Short-term investments	1,814	1,561
Total debt	35,229	31,275
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
As of June 28, 2025, the company’s short-term obligations and current maturities of long-term obligations totaled $2.21 billion. The company has a revolving credit facility with a bank group that provides up to $5.00 billion of unsecured multi-currency revolving credit (Note 3). If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of June 28, 2025, no borrowings were outstanding under the company’s revolving credit facility, although available capacity was reduced by immaterial outstanding letters of credit.

	Six months ended
(In millions)	June 28, 2025	June 29, 2024
Net cash provided by operating activities	$2,122	$3,211
Net cash used in investing activities	(815)	(2,283)
Net cash used in financing activities	(1,093)	(1,936)
Free cash flow (non-GAAP measure)	1,479	2,583
Operating Activities
During the first six months of 2025, cash provided by income was offset in part by investments in working capital. Changes in other assets and liabilities used cash of $1.43 billion primarily due to the timing of payments for compensation and income taxes. Cash payments for income taxes were $1.20 billion during the first six months of 2025.
During the first six months of 2024, cash provided by income was offset in part by investments in working capital. Changes in other assets and other liabilities used cash of $0.57 billion primarily due to the timing of payments for compensation and income taxes. Cash payments for income taxes were $1.13 billion during the first six months of 2024.
Investing Activities
During the first six months of 2025 the company’s investing activities included purchases of $0.66 billion for the purchase of property, plant and equipment for capacity and capability investments.

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
Financing Activities
During the first six months of 2025, issuance of debt provided $2.84 billion of cash. Repayment of debt used cash of $1.63 billion. The company’s financing activities also included the repurchase of $2.00 billion of the company’s common stock (3.6 million shares) and the payment of $0.31 billion in cash dividends. On November 15, 2024, the Board of Directors announced that it replaced the existing authorization to repurchase the company’s common stock, of which $1.00 billion was remaining, with a new authorization to repurchase up to $4.00 billion of the company’s common stock. All of the shares of common stock repurchased by the company during the first quarter of 2025 were under this program. At August 1, 2025, authorization remained for $1.00 billion of future repurchases of the company’s common stock.
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

THERMO FISHER SCIENTIFIC INC.
We report free cash flow, which is operating cash flow less net capital expenditures, to provide a view of the continuing operations’ ability to generate cash for use in acquisitions and other investing and financing activities. The company also uses this measure as an indication of the strength of the company. Free cash flow is not a measure of cash available for discretionary expenditures since we have certain non-discretionary obligations such as debt service that are not deducted from the measure.
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

	Three months ended		Six months ended
	June 28,	June 29,	June 28,	June 29,
(Dollars in millions except per share amounts)	2025	2024	2025	2024

Reconciliation of adjusted operating income
GAAP operating income	$1,834	$1,820	$3,551	$3,483
Cost of revenues adjustments (a)	10	1	21	17
Selling, general and administrative expenses adjustments (b)	20	(64)	34	(45)
Restructuring and other costs (c)	82	77	180	106
Amortization of acquisition-related intangible assets	429	513	859	1,065
Adjusted operating income (non-GAAP measure)	$2,375	$2,347	$4,644	$4,625

Reconciliation of adjusted operating income margin
GAAP operating income margin	16.9%	17.3%	16.7%	16.7%
Cost of revenues adjustments (a)	0.1%	0.0%	0.1%	0.1%
Selling, general and administrative expenses adjustments (b)	0.2%	(0.6)%	0.2%	(0.2)%
Restructuring and other costs (c)	0.8%	0.7%	0.9%	0.5%
Amortization of acquisition-related intangible assets	4.0%	4.9%	4.0%	5.1%
Adjusted operating income margin (non-GAAP measure)	21.9%	22.3%	21.9%	22.1%

Reconciliation of adjusted other income/(expense)
GAAP other income/(expense)	$(19)	$5	$(16)	$14
Adjustments (d)	5	—	4	(11)
Adjusted other income/(expense) (non-GAAP measure)	$(14)	$4	$(12)	$3

Reconciliation of adjusted tax rate
GAAP tax rate	5.4%	7.2%	5.6%	12.2%
Adjustments (e)	4.6%	2.8%	4.4%	(2.0)%
Adjusted tax rate (non-GAAP measure)	10.0%	10.0%	10.0%	10.2%

Reconciliation of adjusted earnings per share
GAAP diluted earnings per share (EPS) attributable to Thermo Fisher Scientific Inc.	$4.28	$4.04	$8.26	$7.50
Cost of revenues adjustments (a)	0.03	0.00	0.06	0.04
Selling, general and administrative expenses adjustments (b)	0.05	(0.17)	0.09	(0.12)
Restructuring and other costs (c)	0.22	0.20	0.48	0.28
Amortization of acquisition-related intangible assets	1.14	1.34	2.27	2.78
Other income/expense adjustments (d)	0.01	0.00	0.01	(0.03)
Income taxes adjustments (e)	(0.35)	(0.26)	(0.68)	(0.13)
Equity in earnings/losses of unconsolidated entities	(0.01)	0.22	0.03	0.16
Noncontrolling interests adjustments (f)	0.00	0.00	0.00	0.00
Adjusted EPS (non-GAAP measure)	$5.36	$5.37	$10.51	$10.47

THERMO FISHER SCIENTIFIC INC.

	Three months ended		Six months ended
	June 28,	June 29,	June 28,	June 29,
(Dollars in millions except per share amounts)	2025	2024	2025	2024

Reconciliation of free cash flow
GAAP net cash provided by operating activities	$1,399	$1,960	$2,122	$3,211
Purchases of property, plant and equipment	(294)	(301)	(656)	(648)
Proceeds from sale of property, plant and equipment	1	15	13	20
Free cash flow (non-GAAP measure)	$1,105	$1,674	$1,479	$2,583
(a)Adjusted results exclude accelerated depreciation on manufacturing assets to be abandoned due to facility consolidations. Adjusted results in the second quarter and first six months of 2025 exclude $5 million and $10 million, respectively, of charges for the sale of inventory revalued at the date of acquisition. Adjusted results in the first six months of 2024 also exclude $13 million of charges for inventory write-downs associated with large-scale abandonment of product lines.
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
(d)Adjusted results exclude net gains/losses on investments. Adjusted results in the second quarter and first six months of 2025 also exclude $5 million of charges for settlement of pension plans.
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
Critical Accounting Policies and Estimates
Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements of the company’s Annual Report on Form 10-K for 2024 describe the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no significant changes in the company’s critical accounting policies during the first six months of 2025.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended June 28, 2025, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
There was no share repurchase activity for the company's second quarter of 2025. On November 15, 2024, the Board of Directors announced that it replaced the existing authorization to repurchase the company’s common stock, of which $1.00 billion was remaining, with a new authorization to repurchase up to $4.00 billion of the company’s common stock. At June 28, 2025, $1.00 billion was available for future repurchases of the company’s common stock under this authorization.
Item 5.    Other Information
Director and Officer Trading Arrangements
On April 25, 2025, Marc Casper, our chairman, president and chief executive officer, terminated the trading plan that he had previously adopted on August 7, 2024. On April 28, 2025, Mr. Casper adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Casper’s plan is for the exercise of vested stock options and the associated sale of up to 53,250 shares of company common stock, through February 13, 2026. The foregoing exercises or sales will be made in accordance with the prices and formulas set forth in the plan and such plan terminates on the earlier of the date all the shares under the plan are sold and February 13, 2026.
Item 6.    Exhibits

Exhibit Number	Description of Exhibit
10.1
Performance Restricted Stock Unit Agreement between Thermo Fisher Scientific Inc. and Marc N. Casper effective as of May 21, 2025 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 22, 2025 [File No. 1-8002] and incorporated in this document by reference).*

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

Date:	August 1, 2025	THERMO FISHER SCIENTIFIC INC.

/s/ Stephen Williamson
Stephen Williamson
Senior Vice President and Chief Financial Officer

/s/ Joseph R. Holmes
Joseph R. Holmes
Vice President and Chief Accounting Officer