Form 10-Q
period 2025-09-27
THERMO FISHER SCIENTIFIC INC.
filed 2025-10-31
CIK 97745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 27, 2025 or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Large accelerated filer ☒                                              Accelerated filer ☐                                       Non-accelerated filer ☐
Smaller reporting company ☐                                      Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of September 27, 2025, the Registrant had 375,708,059 shares of Common Stock outstanding.

THERMO FISHER SCIENTIFIC INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 27, 2025

THERMO FISHER SCIENTIFIC INC.

PART I    FINANCIAL INFORMATION
Item 1.    Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 27,	December 31,
(In millions except share and per share amounts)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$1,982	$4,009
Short-term investments	1,564	1,561
Accounts receivable, less allowances of $155 and $173	8,911	8,191
Inventories	5,745	4,978
Contract assets, net	1,620	1,435
Other current assets	2,472	1,964
Total current assets	22,295	22,137
Property, plant and equipment, net	10,177	9,306
Acquisition-related intangible assets, net	16,242	15,533
Other assets	5,019	4,492
Goodwill	49,287	45,853
Total assets	$103,020	$97,321

Liabilities, redeemable noncontrolling interest and equity
Current liabilities:
Short-term obligations and current maturities of long-term obligations	$3,823	$2,214
Accounts payable	3,120	3,079
Accrued payroll and employee benefits	1,884	1,988
Contract liabilities	2,852	2,852
Other accrued expenses	3,209	3,199
Total current liabilities	14,888	13,332
Deferred income taxes	842	1,268
Other long-term liabilities	4,278	3,989
Long-term obligations	31,857	29,061
Redeemable noncontrolling interest	129	120
Equity:
Thermo Fisher Scientific Inc. shareholders’ equity:
Preferred stock, $100 par value, 50,000 shares authorized; none issued	—	—
Common stock, $1 par value, 1,200,000,000 shares authorized; 444,644,993 and 443,841,240 shares issued	445	444
Capital in excess of par value	18,330	17,962
Retained earnings	57,354	53,102
Treasury stock at cost, 68,936,934 and 63,066,906 shares	(22,310)	(19,226)
Accumulated other comprehensive income/(loss)	(2,801)	(2,697)
Total Thermo Fisher Scientific Inc. shareholders’ equity	51,018	49,584
Noncontrolling interests	7	(33)
Total equity	51,024	49,551
Total liabilities, redeemable noncontrolling interest and equity	$103,020	$97,321
The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Nine months ended
	September 27,	September 28,	September 27,	September 28,
(In millions except per share amounts)	2025	2024	2025	2024
Revenues
Product revenues	$6,489	$6,148	$18,719	$18,266
Service revenues	4,633	4,450	13,623	13,218
Total revenues	11,122	10,598	32,341	31,484
Costs and operating expenses:
Cost of product revenues	3,319	3,170	9,683	9,189
Cost of service revenues	3,220	3,100	9,431	9,415
Selling, general and administrative expenses	2,162	2,098	6,380	6,392
Research and development expenses	346	346	1,041	1,016
Restructuring and other costs	135	45	316	151
Total costs and operating expenses	9,182	8,759	26,850	26,163
Operating income	1,941	1,838	5,491	5,321
Interest income	234	277	735	851
Interest expense	(347)	(356)	(1,054)	(1,073)
Other income/(expense)	(2)	(16)	(18)	(2)
Income before income taxes	1,826	1,742	5,155	5,096
Benefit from/(provision for) income taxes	(207)	(99)	(394)	(507)
Equity in earnings/(losses) of unconsolidated entities	2	(14)	(9)	(75)
Net income	1,621	1,629	4,751	4,514
Less: net income/(losses) attributable to noncontrolling interests and redeemable noncontrolling interest	5	—	11	9
Net income attributable to Thermo Fisher Scientific Inc.	$1,616	$1,630	$4,740	$4,505

Earnings per share attributable to Thermo Fisher Scientific Inc.
Basic	$4.28	$4.26	$12.55	$11.79
Diluted	$4.27	$4.25	$12.53	$11.75

Weighted average shares
Basic	378	382	378	382
Diluted	378	384	378	383

The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Nine months ended
	September 27,	September 28,	September 27,	September 28,
(In millions)	2025	2024	2025	2024
Comprehensive income/(loss)
Net income	$1,621	1,629	$4,751	$4,514
Other comprehensive income/(loss):
Cumulative translation adjustment:
Cumulative translation adjustment (net of tax provision (benefit) of $46, $(244), $(369) and $10)	(17)	(54)	(104)	748
Reclassification adjustment for losses included in net income	6	—	6	—
Unrealized gains/(losses) on available-for-sale debt securities:
Unrealized holding losses arising during the period (net of tax (provision) benefit of $0, $0, $0 and $0)	—	—	—	(1)
Unrealized gains/(losses) on hedging instruments:
Reclassification adjustment for losses included in net income (net of tax (provision) benefit of $0, $0, $1 and $1)	1	1	2	2
Pension and other postretirement benefit liability adjustments:
Pension and other postretirement benefit liability adjustments arising during the period (net of tax (provision) benefit of $(1), $2, $3 and $2)	3	(5)	(8)	(4)
Amortization of net loss included in net periodic pension cost (net of tax (provision) benefit of $0, $0, $2 and $1)	2	—	6	2
Total other comprehensive income/(loss)	(5)	(58)	(98)	747
Comprehensive income/(loss)	1,616	1,572	4,653	5,261
Less: comprehensive income/(loss) attributable to noncontrolling interests and redeemable noncontrolling interest	4	6	16	9
Comprehensive income attributable to Thermo Fisher Scientific Inc.	$1,612	$1,566	$4,637	$5,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 27,	September 28,
(In millions)	2025	2024
Operating activities
Net income	$4,751	$4,514
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	758	852
Amortization of acquisition-related intangible assets	1,294	1,514
Change in deferred income taxes	(728)	(1,007)
Stock-based compensation	226	222
Other net non-cash expenses	315	254
Changes in assets and liabilities, excluding the effects of acquisitions	(2,255)	(973)
Net cash provided by operating activities	4,361	5,377
Investing activities
Purchases of property, plant and equipment	(1,060)	(920)
Proceeds from sale of property, plant and equipment	17	40
Proceeds from cross-currency interest rate swap interest settlements	218	203
Acquisitions, net of cash acquired	(4,037)	(3,132)
Purchases of investments	(351)	(2,065)
Proceeds from sales and maturities of investments	254	9
Other investing activities, net	20	5
Net cash used in investing activities	(4,938)	(5,861)
Financing activities
Net proceeds from issuance of debt	2,840	1,204
Repayment of debt	(1,625)	(1,107)
Proceeds from issuance of commercial paper	1,095	—
Repayments of commercial paper	(597)	—
Purchases of company common stock	(2,963)	(3,000)
Dividends paid	(474)	(434)
Other financing activities, net	(1)	212
Net cash used in financing activities	(1,725)	(3,126)
Exchange rate effect on cash	273	182
Decrease in cash, cash equivalents and restricted cash	(2,029)	(3,427)
Cash, cash equivalents and restricted cash at beginning of period	4,040	8,097
Cash, cash equivalents and restricted cash at end of period	$2,011	$4,670

The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
(Unaudited)

	Redeemable Noncontrolling Interest	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income/(Loss)	Total Thermo Fisher Scientific Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
(In millions)		Shares	Amount			Shares	Amount

		Three months ended September 27, 2025
Balance at June 28, 2025	$126	444	$444	$18,232	$55,901	67	$(21,269)	$(2,797)	$50,512	$(35)	$50,476
Issuance of shares under stock plans	—	—	—	28	—	—	(32)	—	(5)	—	(5)
Stock-based compensation	—	—	—	70	—	—	—	—	70	—	70
Purchases of company common stock	—	—	—	—	—	2	(1,000)	—	(1,000)	—	(1,000)
Dividends declared ($0.43 per share)	—	—	—	—	(163)	—	—	—	(163)	—	(163)
Net income/(loss)	5	—	—	—	1,616	—	—	—	1,616	1	1,616
Other comprehensive income/(loss)	(1)	—	—	—	—	—	—	(4)	(4)	—	(4)
Contributions from (distributions to) noncontrolling interests	—	—	—	—	—	—	—	—	—	(1)	(1)
Excise tax from stock repurchases	—	—	—	—	—	—	(9)	—	(9)	—	(9)
Disposition	—	—	—	—	—	—	—	—	—	42	42
Balance at September 27, 2025	$129	445	$445	$18,330	$57,354	69	$(22,310)	$(2,801)	$51,018	$7	$51,024

		Three months ended September 28, 2024
Balance at June 29, 2024	$115	443	$443	$17,649	$49,940	61	$(18,187)	$(2,413)	$47,432	$(12)	$47,419
Issuance of shares under stock plans	—	1	1	115	—	—	(40)	—	75	—	75
Stock-based compensation	—	—	—	68	—	—	—	—	68	—	68
Dividends declared ($0.39 per share)	—	—	—	—	(149)	—	—	—	(149)	—	(149)
Net income/(loss)	6	—	—	—	1,630	—	—	—	1,630	(6)	1,624
Other comprehensive income/(loss)	6	—	—	—	—	—	—	(63)	(63)	(1)	(64)
Contributions from (distributions to) noncontrolling interests	—	—	—	—	—	—	—	—	—	(1)	(1)
Excise tax from stock repurchases	—	—	—	—	—	—	1	—	1	—	1
Balance at September 28, 2024	$127	444	$444	$17,831	$51,421	61	$(18,227)	$(2,477)	$48,992	$(20)	$48,972

The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND EQUITY (Continued)
(Unaudited)

	Redeemable Noncontrolling Interest	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income/(Loss)	Total Thermo Fisher Scientific Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
(In millions)		Shares	Amount			Shares	Amount

		Nine months ended September 27, 2025
Balance at December 31, 2024	$120	444	$444	$17,962	$53,102	63	$(19,226)	$(2,697)	$49,584	$(33)	$49,551
Issuance of shares under stock plans	—	1	1	142	—	—	(58)	—	85	—	85
Stock-based compensation	—	—	—	226	—	—	—	—	226	—	226
Purchases of company common stock	—	—	—	—	—	6	(3,000)	—	(3,000)	—	(3,000)
Dividends declared ($1.29 per share)	—	—	—	—	(488)	—	—	—	(488)	—	(488)
Net income/(loss)	13	—	—	—	4,740	—	—	—	4,740	(1)	4,738
Other comprehensive income/(loss)	5	—	—	—	—	—	—	(103)	(103)	—	(103)
Contributions from (distributions to) noncontrolling interest	(8)	—	—	—	—	—	—	—	—	(2)	(2)
Excise tax from stock repurchases	—	—	—	—	—	—	(26)	—	(26)	—	(26)
Disposition	—	—	—	—	—	—	—	—	—	42	42
Balance at September 27, 2025	$129	445	$445	$18,330	$57,354	69	$(22,310)	$(2,801)	$51,018	$7	$51,024

		Nine months ended September 28, 2024
Balance at December 31, 2023	$118	442	$442	$17,286	$47,364	56	$(15,133)	$(3,224)	$46,735	$(11)	$46,724
Issuance of shares under stock plans	—	1	1	324	—	—	(66)	—	259	—	259
Stock-based compensation	—	—	—	222	—	—	—	—	222	—	222
Purchases of company common stock	—	—	—	—	—	6	(3,000)	—	(3,000)	—	(3,000)
Dividends declared ($1.17 per share)	—	—	—	—	(448)	—	—	—	(448)	—	(448)
Net income/(loss)	16	—	—	—	4,505	—	—	—	4,505	(7)	4,498
Other comprehensive income/(loss)	—	—	—	—	—	—	—	747	747	—	747
Contributions from (distributions to) noncontrolling interest	(7)	—	—	—	—	—	—	—	—	(1)	(1)
Excise tax from stock repurchases	—	—	—	—	—	—	(27)	—	(27)	—	(27)
Balance at September 28, 2024	$127	444	$444	$17,831	$51,421	61	$(18,227)	$(2,477)	$48,992	$(20)	$48,972

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
Interim Financial Statements
The interim condensed consolidated financial statements presented herein have been prepared by the company, are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at September 27, 2025, the results of operations for the three- and nine-month periods ended September 27, 2025 and September 28, 2024, and the cash flows for the nine-month periods ended September 27, 2025 and September 28, 2024. Interim results are not necessarily indicative of results for a full year.
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
Note 1 to the consolidated financial statements for 2024 describes the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no material changes in the company’s significant accounting policies during the nine months ended September 27, 2025.
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

Standard	Description	Adoption timing and approach	Impact of adoption or other significant matters
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
		Some aspects adopted in 2023 using a retrospective method and other aspects adopted in 2024 using a prospective method	Not material
ASU No. 2023-07, Segment Reporting (Topic 280): Improving Reportable Segment Disclosures	Among other things, new guidance to disclose significant segment expenses and other items by reportable segment as well as information about the chief operating decision maker.	2024 annual report and interim periods thereafter using a retrospective method	Increased disclosures in Note 11

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Standard	Description	Adoption timing and approach	Impact of adoption or other significant matters
Standards not yet adopted
ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	Among other things, new guidance to disclose additional information about the tax rate reconciliation and income taxes paid.	2025 annual report and interim periods thereafter using a prospective method	Will increase disclosures in Note 7
ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	New guidance to disclose specified information about certain costs and expenses.	2027 annual report and interim periods thereafter using a prospective or retrospective method	Will increase disclosures in Note 6
ASU No. 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software	Among other things, new guidance to modernize the accounting for costs to develop software for internal use.	2028 annual report and interim periods thereafter using a prospective, retrospective, or modified transition method; early adoption is permitted.	Currently evaluating adoption impact, timing, and method
Note 2.    Supplemental Balance Sheet Information
Inventories
The components of inventories are as follows:

(In millions)	September 27, 2025	December 31, 2024
Raw materials	$1,984	$1,803
Work in process	990	755
Finished goods	2,771	2,420
Inventories	$5,745	$4,978
Contract-related Balances
Contract asset and liability balances are as follows:

(In millions)	September 27, 2025	December 31, 2024
Current contract assets, net	$1,620	$1,435
Noncurrent contract assets, net	1	6
Current contract liabilities	2,852	2,852
Noncurrent contract liabilities	1,159	1,138
In the three- and nine-month periods ended September 27, 2025, the company recognized revenues of $0.41 billion and $2.50 billion, respectively, that were included in the contract liabilities balance at December 31, 2024. In the three- and nine-month periods ended September 28, 2024, the company recognized revenues of $0.36 billion and $2.36 billion, respectively, that were included in the contract liabilities balance at December 31, 2023.
Remaining Performance Obligations
The aggregate amount of the transaction price allocated to the remaining performance obligations for all open customer contracts as of September 27, 2025, was $26.46 billion. The company will recognize revenues for these performance obligations as they are satisfied, approximately 53% of which is expected to occur within the next twelve months. Amounts expected to occur thereafter generally relate to contract manufacturing, clinical research and extended warranty service agreements, which typically have durations of three to five years.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3.    Debt and Other Financing Arrangements
The company’s debt and other financing arrangements are as follows:

	Effective interest rate at September 27,	September 27,	December 31,
(Dollars in millions)	2025	2025	2024

Commercial Paper	4.28%	$500	$—
0.125% 5.5-Year Senior Notes, Due 3/1/2025 (euro-denominated)		—	828
2.00% 10-Year Senior Notes, Due 4/15/2025 (euro-denominated)		—	663
0.853% 3-Year Senior Notes, Due 10/20/2025 (Japanese yen-denominated)	1.02%	149	142
0.00% 4-Year Senior Notes, Due 11/18/2025 (euro-denominated)	0.15%	644	569
3.20% 3-Year Senior Notes, Due 1/21/2026 (euro-denominated)	3.36%	585	518
1.40% 8.5-Year Senior Notes, Due 1/23/2026 (euro-denominated)	1.52%	819	725
4.953% 3-Year Senior Notes, Due 8/10/2026	5.18%	600	600
0.832% 1.5-Year Senior Notes, Due 9/7/2026 (Swiss franc-denominated)	1.13%	514	—
5.00% 3-Year Senior Notes, Due 12/5/2026	5.25%	1,000	1,000
1.45% 10-Year Senior Notes, Due 3/16/2027 (euro-denominated)	1.66%	585	518
1.75% 7-Year Senior Notes, Due 4/15/2027 (euro-denominated)	1.97%	702	621
1.054% 5-Year Senior Notes, Due 10/20/2027 (Japanese yen-denominated)	1.18%	193	184
4.80% 5-Year Senior Notes, Due 11/21/2027	5.00%	600	600
0.790% 3-Year Senior Notes, Due 1/6/2028 (Swiss franc-denominated)	1.35%	110	—
0.50% 8.5-Year Senior Notes, Due 3/1/2028 (euro-denominated)	0.77%	936	828
1.6525% 4-Year Senior Notes, Due 3/7/2028 (Swiss franc-denominated)	1.79%	414	364
0.77% 5-Year Senior Notes, Due 9/6/2028 (Japanese yen-denominated)	0.90%	194	184
1.375% 12-Year Senior Notes, Due 9/12/2028 (euro-denominated)	1.46%	702	621
1.75% 7-Year Senior Notes, Due 10/15/2028	1.89%	700	700
5.00% 5-Year Senior Notes, Due 1/31/2029	5.24%	1,000	1,000
1.125% 4-Year Senior Notes, Due 3/7/2029 (Swiss franc-denominated)	1.26%	395	—
1.95% 12-Year Senior Notes, Due 7/24/2029 (euro-denominated)	2.08%	819	725
2.60% 10-Year Senior Notes, Due 10/1/2029	2.74%	900	900
1.279% 7-Year Senior Notes, Due 10/19/2029 (Japanese yen-denominated)	1.44%	31	30
1.120% 5-Year Senior Notes, Due 1/6/2030 (Swiss franc-denominated)	1.25%	293	—
4.977% 7-Year Senior Notes, Due 8/10/2030	5.12%	750	750
0.80% 9-Year Senior Notes, Due 10/18/2030 (euro-denominated)	0.89%	2,048	1,812
0.875% 12-Year Senior Notes, Due 10/1/2031 (euro-denominated)	1.14%	1,053	932
2.00% 10-Year Senior Notes, Due 10/15/2031	2.23%	1,200	1,200
1.8401% 8-Year Senior Notes, Due 3/8/2032 (Swiss franc-denominated)	1.92%	520	457
2.375% 12-Year Senior Notes, Due 4/15/2032 (euro-denominated)	2.55%	702	621
1.49% 10-Year Senior Notes, Due 10/20/2032 (Japanese yen-denominated)	1.60%	42	40
4.95% 10-Year Senior Notes, Due 11/21/2032	5.09%	600	600
1.4175% 8-Year Senior Notes, Due 3/7/2033 (Swiss franc-denominated)	1.49%	439	—
5.086% 10-Year Senior Notes, Due 8/10/2033	5.20%	1,000	1,000
1.125% 12-Year Senior Notes, Due 10/18/2033 (euro-denominated)	1.21%	1,755	1,553
5.20% 10-Year Senior Notes, Due 1/31/2034	5.34%	500	500
3.65% 12-Year Senior Notes, Due 11/21/2034 (euro-denominated)	3.76%	878	777
1.50% 12-Year Senior Notes, Due 9/6/2035 (Japanese yen-denominated)	1.58%	144	137
2.0375% 12-Year Senior Notes, Due 3/7/2036 (Swiss franc-denominated)	2.10%	407	358
1.520% 12-Year Senior Notes, Due 1/6/2037 (Swiss franc-denominated)	1.56%	390	—

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Effective interest rate at September 27,	September 27,	December 31,
(Dollars in millions)	2025	2025	2024

1.6524% 12-Year Senior Notes, Due 3/6/2037 (Swiss franc-denominated)	1.71%	269	—
2.875% 20-Year Senior Notes, Due 7/24/2037 (euro-denominated)	2.94%	819	725
1.50% 20-Year Senior Notes, Due 10/1/2039 (euro-denominated)	1.73%	1,053	932
2.80% 20-Year Senior Notes, Due 10/15/2041	2.90%	1,200	1,200
1.625% 20-Year Senior Notes, Due 10/18/2041 (euro-denominated)	1.78%	1,463	1,294
2.069% 20-Year Senior Notes, Due 10/20/2042 (Japanese yen-denominated)	2.13%	98	93
5.404% 20-Year Senior Notes, Due 8/10/2043	5.50%	600	600
2.02% 20-Year Senior Notes, Due 9/6/2043 (Japanese yen-denominated)	2.06%	194	184
5.30% 30-Year Senior Notes, Due 2/1/2044	5.37%	400	400
1.49% 20-Year Senior Notes, Due 1/6/2045 (Swiss franc-denominated)	1.54%	232	—
1.8975% 20-Year Senior Notes, Due 3/7/2045 (Swiss franc-denominated)	1.95%	169	—
4.10% 30-Year Senior Notes, Due 8/15/2047	4.23%	750	750
1.875% 30-Year Senior Notes, Due 10/1/2049 (euro-denominated)	1.99%	1,170	1,035
1.47% 25-Year Senior Notes, Due 1/6/2050 (Swiss franc-denominated)	1.49%	410	—
2.00% 30-Year Senior Notes, Due 10/18/2051 (euro-denominated)	2.07%	878	777
2.382% 30-Year Senior Notes, Due 10/18/2052 (Japanese yen-denominated)	2.43%	223	212
Other		1	73
Total borrowings at par value		35,745	31,332
Unamortized discount		(95)	(95)
Unamortized debt issuance costs		(165)	(164)
Total borrowings at carrying value		35,484	31,072
Finance lease liabilities		196	202
Less: Short-term obligations and current maturities		3,823	2,214
Long-term obligations		$31,857	$29,061
The effective interest rates for the fixed-rate debt include the stated interest on the notes, the accretion of any discounts/premiums and the amortization of any debt issuance costs.
See Note 4 for fair value information pertaining to the company’s long-term borrowings.
Credit Facilities
The company has a revolving credit facility (the Facility) with a bank group that provides for up to $5.00 billion of unsecured multi-currency revolving credit. The Facility expires on January 7, 2027. The revolving credit agreement calls for interest at either a Term Secured Overnight Financing Rate (SOFR), a Euro Interbank Offered Rate (EURIBOR)-based rate (for funds drawn in euro), or a rate based on the prime lending rate of the agent bank, at the company’s option. The agreement contains affirmative, negative and financial covenants, and events of default customary for facilities of this type. The covenants in the Facility include a Consolidated Net Interest Coverage Ratio (Consolidated EBITDA to Consolidated Net Interest Expense), as such terms are defined in the Facility. Specifically, the company has agreed that, so long as any lender has any commitment under the Facility, any letter of credit is outstanding under the Facility, or any loan or other obligation is outstanding under the Facility, it will maintain a minimum Consolidated Net Interest Coverage Ratio of 3.5:1.0 as of the last day of any fiscal quarter. As of September 27, 2025, no borrowings were outstanding under the Facility, although available capacity was reduced by immaterial outstanding letters of credit.

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
Senior Notes
Interest is payable annually on the euro and public Swiss franc-denominated fixed rate senior notes and semi-annually on all other senior notes. Each of the U.S. dollar and euro-denominated fixed rate senior notes, and Japanese yen-denominated and Swiss franc-denominated private placement notes may be redeemed at a redemption price of 100% of the principal amount plus a specified make-whole premium and accrued interest, together with swap breakage costs payable to holders of the Japanese yen-denominated and Swiss franc-denominated private placement notes who have entered into cross-currency swap agreements. The company is subject to certain affirmative and negative covenants under the indentures and note purchase agreement governing the senior notes, the most restrictive of which limits the ability of the company to pledge certain property and assets as security under borrowing arrangements. The company was in compliance with all covenants related to its senior notes at September 27, 2025.
Thermo Fisher Scientific (Finance I) B.V. (Thermo Fisher International), a wholly-owned finance subsidiary of the company, issued each of the following notes outstanding as of September 27, 2025, included in the table above (collectively, the “Euronotes”) in registered public offerings: the 0.00% Senior Notes due 2025, the 0.80% Senior Notes due 2030, the 1.125% Senior Notes due 2033, the 1.625% Senior Notes due 2041, and the 2.00% Senior Notes due 2051. The company has fully and unconditionally guaranteed all of Thermo Fisher International’s obligations under the Euronotes and all of Thermo Fisher International’s other debt securities, and no other subsidiary of the company will guarantee these obligations. Thermo Fisher International is a “finance subsidiary” as defined in Rule 13-01(a)(4)(vi) of the Exchange Act, with no assets or operations other than those related to the issuance, administration and repayment of the Euronotes and other debt securities issued by Thermo Fisher International from time to time. The financial condition, results of operations and cash flows of Thermo Fisher International are consolidated in the financial statements of the company.
October 2025 Debt Issuances
In the fourth quarter of 2025, the company issued the following senior notes:

(In millions)	Principal Value Issued
4.200% 5.5-Year Senior Notes due 3/1/2031	$500
4.473% 7-Year Senior Notes due 10/7/2032	750
4.794% 10-Year Senior Notes due 10/7/2035	750
4.894% 12-Year Senior Notes due 10/7/2037	500

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4.    Fair Value Measurements
Fair Value Measurements
The following tables present information about the company’s financial assets and liabilities measured at fair value on a recurring basis:

	September 27,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
(In millions)	2025	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$162	$162	$—	$—
Bank time deposits	1,560	1,560	—	—
Investments	87	22	—	65
Insurance contracts	277	—	277	—
Derivative contracts	415	—	415	—
Contingent consideration	65	—	—	65
Total assets	$2,566	$1,744	$692	$129

Liabilities
Derivative contracts	$409	$—	$409	$—
Contingent consideration	12	—	—	12
Total liabilities	$421	$—	$409	$12

	December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
(In millions)	2024	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$1,103	$1,103	$—	$—
Bank time deposits	1,560	1,560	—	—
Investments	39	18	—	21
Insurance contracts	240	—	240	—
Derivative contracts	460	—	460	—
Total assets	$3,401	$2,680	$700	$21

Liabilities
Derivative contracts	$59	$—	$59	$—
Contingent consideration	13	—	—	13
Total liabilities	$72	$—	$59	$13
In the three- and nine-month periods ended September 27, 2025, the company recorded $8 million and $6 million, respectively, of net gains/(losses) on investments, which are included in other income/(expense) in the accompanying statements of income. In the three- and nine-month periods ended September 28, 2024, the company recorded $(4) million and $7 million, respectively, of net gains/(losses) on investments, which are included in other income/(expense) in the accompanying statements of income.
The following table provides a rollforward of investments classified as level 3:

	Three months ended		Nine months ended
(In millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Investments
Beginning balance	$59	$—	$21	$—
Purchases	6	26	44	26
Ending balance	$65	$26	$65	$26

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides a rollforward of the fair value, as determined by level 3 inputs (such as likelihood of a qualifying transaction), of the contingent consideration asset.

(In millions)	2025
Contingent consideration asset
Beginning balance	$—
Acquisition	65
Ending balance	$65
The following table provides a rollforward of the fair value, as determined by level 3 inputs (such as likelihood of achieving production or revenue milestones, as well as changes in the fair values of the investments underlying a recapitalization investment portfolio), of the contingent consideration liabilities.

	Three months ended		Nine months ended
(In millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Contingent consideration liabilities
Beginning balance	$5	$12	$13	$87
Acquisitions (including assumed balances)	3	—	3	—
Payments	—	—	(6)	(2)
Changes in fair value included in earnings	4	(4)	3	(78)
Ending balance	$12	$8	$12	$8
Fair Value of Other Financial Instruments
The carrying value and fair value of the company’s debt instruments are as follows:

	September 27, 2025		December 31, 2024
(In millions)	Carrying value	Fair value	Carrying value	Fair value
Senior notes	$34,983	$32,573	$30,999	$28,454
Commercial paper	500	500	—	—
Other	1	1	73	73
	$35,484	$33,075	$31,072	$28,527
The fair value of debt instruments, excluding private placement notes, was determined based on quoted market prices and on borrowing rates available to the company at the respective period ends, which represent level 2 measurements. The fair value of private placement notes was determined based on internally developed pricing models and unobservable inputs, which represent level 3 measurements.
Note 5.    Commitments and Contingencies
Environmental Matters
The company is currently involved in various stages of investigation and remediation related to environmental matters. The company cannot predict all potential costs related to environmental remediation matters and the possible impact on future operations given the uncertainties regarding the extent of the required cleanup, the complexity and interpretation of applicable laws and regulations, the varying costs of alternative cleanup methods and the extent of the company’s responsibility. Expenses for environmental remediation matters related to the costs of installing, operating and maintaining groundwater-treatment systems and other remedial activities related to historical environmental contamination at the company’s domestic and international facilities were not material in any period presented. At September 27, 2025, there have been no material changes to the accruals for pending environmental-related matters disclosed in the company’s 2024 financial statements and notes included in the company’s Annual Report on Form 10-K. While management believes the accruals for environmental remediation are adequate based on current estimates of remediation costs, the company may be subject to additional remedial or compliance costs due to future events such as changes in existing laws and regulations, changes in agency direction or enforcement policies, developments in remediation technologies or changes in the conduct of the company’s operations, which could have a material adverse effect on the company’s financial position, results of operations and cash flows.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Product Liability, Workers Compensation and Other Personal Injury Matters
The company is involved in various proceedings and litigation that arise from time to time in connection with product liability, workers compensation and other personal injury matters. At September 27, 2025, there have been no material changes to the accruals for pending product liability, workers compensation, and other personal injury matters disclosed in the company’s 2024 financial statements and notes included in the company’s Annual Report on Form 10-K. Although the company believes that the amounts accrued and estimated insurance recoveries are probable and appropriate based on available information, including actuarial studies of loss estimates, the process of estimating losses and insurance recoveries involves a considerable degree of judgment by management and the ultimate amounts could vary, which could have a material adverse effect on the company’s results of operations, financial position, and cash flows. Insurance contracts do not relieve the company of its primary obligation with respect to any losses incurred. The collectability of amounts due from its insurers is subject to the solvency and willingness of the insurer to pay, as well as the legal sufficiency of the insurance claims. Management monitors the payment history as well as the financial condition and ratings of its insurers on an ongoing basis.
Note 6.    Supplemental Income Statement Information
Disaggregated Revenues
Revenues by type are as follows:

	Three months ended		Nine months ended
(In millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Revenues
Consumables	$4,679	$4,379	$13,638	$13,070
Instruments	1,811	1,769	5,080	5,196
Services	4,633	4,450	13,623	13,218
Consolidated revenues	$11,122	$10,598	$32,341	$31,484
Revenues by geographic region based on customer location are as follows:

	Three months ended		Nine months ended
(In millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Revenues
North America	$5,689	$5,591	$16,924	$16,640
Europe	3,005	2,686	8,459	7,968
Asia-Pacific	2,013	1,923	5,824	5,755
Other regions	415	397	1,135	1,122
Consolidated revenues	$11,122	$10,598	$32,341	$31,484
Each reportable segment earns revenues from consumables, instruments and services in North America, Europe, Asia-Pacific and other regions.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Revenues by business are as follows:

	Three months ended		Nine months ended
(In millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Revenues
Biosciences	$1,023	$1,006	$3,091	$3,124
Genetic sciences	720	701	2,076	2,001
BioProduction	817	680	2,234	1,903
Other	28	(1)	27	(1)
Life Sciences Solutions	2,588	2,387	7,428	7,027
Chromatography and mass spectrometry	841	802	2,398	2,364
Chemical analysis	320	332	898	976
Electron microscopy	732	675	2,043	1,938
Analytical Instruments	1,893	1,808	5,339	5,277
Clinical diagnostics	283	266	822	802
ImmunoDiagnostics	230	212	681	649
Microbiology	162	159	473	471
Transplant diagnostics	125	114	362	332
Healthcare market channel	444	453	1,325	1,302
Elimination of intrasegment revenues	(70)	(75)	(207)	(200)
Specialty Diagnostics	1,174	1,129	3,456	3,355
Laboratory products	594	614	1,776	1,878
Research and safety market channel	1,861	1,739	5,471	5,225
Pharma services	1,722	1,647	5,123	4,852
Clinical research	2,019	1,956	5,914	5,938
Elimination of intrasegment revenues and other	(226)	(216)	(679)	(673)
Laboratory Products and Biopharma Services	5,970	5,740	17,605	17,221
Elimination of intersegment revenues	(503)	(467)	(1,487)	(1,397)
Consolidated revenues	$11,122	$10,598	$32,341	$31,484
Restructuring and Other Costs
In the first nine months of 2025, restructuring and other costs primarily included continuing charges for headcount reductions and facility consolidations in an effort to streamline operations, impairment of long-lived assets, and, to a lesser extent, net charges for pre-acquisition litigation and other matters. In 2025, severance actions associated with facility consolidations and cost reduction measures affected approximately 4% of the company’s workforce.
As of October 31, 2025, the company has identified restructuring actions, primarily in the Laboratory Products and Biopharma Services segment, that it expects will result in additional charges of approximately $140 million, primarily in 2025 and 2026, and expects to identify additional actions in future periods.
Restructuring and other costs by segment are as follows:

	Three months ended	Nine months ended
(In millions)	September 27, 2025	September 27, 2025
Life Sciences Solutions	$78	$132
Analytical Instruments	54	68
Specialty Diagnostics	—	5
Laboratory Products and Biopharma Services	39	139
Corporate	(36)	(29)
	$135	$316
The following table summarizes the changes in the company’s accrued restructuring balance, which is included in other accrued expenses in the accompanying balance sheets. Other amounts reported as restructuring and other costs in the accompanying statements of income have been summarized in the notes to the table.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(In millions)	Total (a)
Balance at December 31, 2024	$50
Net restructuring charges incurred in 2025 (b) (c)	161
Payments	(127)
Currency translation	1
Balance at September 27, 2025	$85
(a)The movements in the restructuring liability principally consist of severance and other costs associated with facility consolidations.
(b)Excludes $155 million of net charges, principally $91 million of charges for impairment of long-lived assets in the Life Sciences Solutions and Laboratory Products and Biopharma Services segments.
(c)Excludes $51 million of net charges for disposition of a consolidated joint venture.
The company expects to pay accrued restructuring costs primarily through 2025.
Earnings per Share
The company’s earnings per share are as follows:

	Three months ended		Nine months ended
	September 27,	September 28,	September 27,	September 28,
(In millions except per share amounts)	2025	2024	2025	2024
Net income attributable to Thermo Fisher Scientific Inc.	$1,616	$1,630	$4,740	$4,505

Basic weighted average shares	378	382	378	382
Plus effect of: stock options and restricted stock units	1	1	1	1
Diluted weighted average shares	378	384	378	383

Basic earnings per share	$4.28	$4.26	$12.55	$11.79
Diluted earnings per share	$4.27	$4.25	$12.53	$11.75

Antidilutive stock options excluded from diluted weighted average shares	3	2	3	2
Note 7.    Income Taxes
The provision for income taxes in the accompanying statements of income differs from the provision calculated by applying the statutory federal income tax rate to income before provision for income taxes due to the following:

	Nine months ended
(In millions)	September 27, 2025	September 28, 2024
Statutory federal income tax rate	21%	21%
Provision for income taxes at statutory rate	$1,082	$1,070
Increases (decreases) resulting from:
Foreign rate differential	(156)	(93)
Income tax credits	(180)	(207)
Global intangible low-taxed income	40	90
Foreign-derived intangible income	(86)	(73)
Excess tax benefits from stock options and restricted stock units	(7)	(64)
Provision for (reversal of) tax reserves, net	(31)	216
Intra-entity transfers	(153)	(102)
Domestication transaction	(125)	—
Provision for (reversal of) valuation allowances, net	(65)	(161)
Tax return reassessments and settlements	(5)	(130)
Other, net	80	(38)
Provision for/(benefit from) income taxes	$394	$507
During the first quarter of 2025, the company recorded a deferred tax benefit of $125 million resulting from the recognition of a tax attribute related to a domestication transaction. During the second quarter of 2025, the company recorded a deferred tax benefit of $153 million related to capital losses generated as part of intra-entity transactions and a $93 million benefit in jurisdictions where the deferred tax assets are now expected to be realized due to forecasted income. During the third quarter of 2025, the company recorded $86 million of tax benefits resulting from tax return reassessments.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted. The OBBBA includes a broad range of provisions, such as the permanent extension of certain otherwise expiring provisions, modifications to the international tax framework and the reinstatement of favorable tax treatment for certain business provisions. While most of the changes made by the OBBBA are effective in future tax years, some of its provisions are effective in 2025. There was no material impact on the company’s effective tax rate. We will continue to monitor and assess the impact of OBBBA on our consolidated financial statements.
Unrecognized Tax Benefits
As of September 27, 2025, the company had $0.52 billion of unrecognized tax benefits substantially all of which, if recognized, would reduce the effective tax rate. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(In millions)	2025
Balance at beginning of year	$525
Additions for tax positions of current year	22
Reductions for tax positions of prior years	(10)
Closure of tax years	(19)
Settlements	(3)
Balance at end of period	$515
Note 8.    Comprehensive Income/(Loss) and Shareholders' Equity
Comprehensive Income/(Loss)
Changes in each component of accumulated other comprehensive income/(loss), net of tax, are as follows:

(In millions)	Cumulative translation adjustment	Unrealized gains/(losses) on hedging instruments	Pension and other postretirement benefit liability adjustment	Total
	Three months ended September 27, 2025
Balance at June 28, 2025	$(2,502)	$(24)	$(270)	$(2,797)
Other comprehensive income/(loss) before reclassifications	(17)	—	3	(14)
Amounts reclassified from accumulated other comprehensive income/(loss)	7	1	2	10
Net other comprehensive income/(loss)	(10)	1	5	(4)
Balance at September 27, 2025	$(2,512)	$(23)	$(265)	$(2,801)

	Nine months ended September 27, 2025
Balance at December 31, 2024	$(2,409)	$(25)	$(263)	$(2,697)
Other comprehensive income/(loss) before reclassifications	(104)	—	(8)	(112)
Amounts reclassified from accumulated other comprehensive income/(loss)	1	2	6	9
Net other comprehensive income/(loss)	(103)	2	(2)	(103)
Balance at September 27, 2025	$(2,512)	$(23)	$(265)	$(2,801)

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9.    Supplemental Cash Flow Information
Supplemental cash flow information is as follows:

	Nine months ended
(In millions)	September 27, 2025	September 28, 2024
Non-cash investing and financing activities
Acquired but unpaid property, plant and equipment	$163	$190
Declared but unpaid dividends	164	151
Issuance of stock upon vesting of restricted stock units	161	183
Excise tax from stock repurchases	26	27
Unsettled share repurchases	37	—
Cash, cash equivalents and restricted cash is included in the accompanying balance sheet as follows:

(In millions)	September 27, 2025	December 31, 2024
Cash and cash equivalents	$1,982	$4,009
Restricted cash included in other current assets	7	10
Restricted cash included in other assets	22	21
Cash, cash equivalents and restricted cash	$2,011	$4,040
Amounts included in restricted cash primarily represent funds held as collateral for bank guarantees, pension related deposits, and incoming cash in China awaiting government administrative clearance.
Note 10.    Derivatives
Derivative Contracts
The following table provides the aggregate notional value of outstanding derivative contracts.

(In millions)	September 27, 2025	December 31, 2024
Notional amount
Cross-currency interest rate swaps designated as net investment hedge - euro	$1,000	$1,000
Cross-currency interest rate swaps designated as net investment hedge - Japanese yen	4,650	4,650
Cross-currency interest rate swaps designated as net investment hedge - Swiss franc	2,500	2,500
Currency exchange contracts	1,462	1,588
While certain derivatives are subject to netting arrangements with counterparties, the company does not offset derivative assets and liabilities within the balance sheet. The following tables present the fair value of derivative instruments in the accompanying balance sheets and statements of income.

	Fair value – assets		Fair value – liabilities
	September 27,	December 31,	September 27,	December 31,
(In millions)	2025	2024	2025	2024
Derivatives designated as hedging instruments
Cross-currency interest rate swaps	$413	$458	$408	$57
Derivatives not designated as hedging instruments
Currency exchange contracts	2	2	1	2
Total derivatives	$415	$460	$409	$59
The fair value of the cross-currency interest rate swaps is included in the accompanying balance sheets under the caption other current assets, other assets, other current liabilities, or other long-term liabilities. The fair value of currency exchange contracts is included in the accompanying balance sheets under the captions other current assets or other accrued expenses.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Gain/(loss) recognized
	Three months ended		Nine months ended
	September 27,	September 28,	September 27,	September 28,
(In millions)	2025	2024	2025	2024

Derivatives designated as cash flow hedges
Interest rate swaps
Amount reclassified from accumulated other comprehensive income/(loss) to interest expense	$(1)	$(1)	$(3)	$(3)
Financial instruments designated as net investment hedges
Foreign currency-denominated debt and other payables
Included in cumulative translation adjustment within other comprehensive income/(loss)	13	(488)	(1,225)	(127)
Cross-currency interest rate swaps
Included in cumulative translation adjustment within other comprehensive income/(loss)	239	(566)	(395)	171
Included in interest expense	67	67	201	200
Derivatives not designated as hedging instruments
Currency exchange contracts
Included in cost of product revenues	(1)	(6)	(3)	1
Included in other income/(expense)	30	15	43	5
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2025

	Three months ended September 27, 2025
(In millions)	Life Sciences Solutions	Analytical Instruments	Specialty Diagnostics	Laboratory Products and Biopharma Services	Total
Revenues
Revenues from external customers	$2,194	$1,847	$1,154	$5,927	$11,122
Intersegment revenues	394	46	20	43	503
	2,588	1,893	1,174	5,970	11,626
Elimination of intersegment revenues					(503)
Consolidated revenues					$11,122
Segment Income
Cost of revenues	961	975	682	4,622
Selling, general, and administrative expenses	470	307	175	582
Research and development expenses	136	144	42	14
Other segment items	53	39	(46)	(116)
Segment income	968	429	321	868	2,587
Unallocated amounts
Cost of revenues adjustments					(10)
Selling, general and administrative expenses adjustments					(66)
Restructuring and other costs					(135)
Amortization of acquisition-related intangible assets					(435)
Interest income					234
Interest expense					(347)
Other income/(expense)					(2)
Consolidated income before income taxes					$1,826

(In millions)	Unallocated amounts	Life Sciences Solutions	Analytical Instruments	Specialty Diagnostics	Laboratory Products and Biopharma Services	Consolidated
Segment assets	$88,209	$3,552	$3,189	$1,307	$6,763	$103,020
Purchases of property, plant and equipment	23	32	18	34	297	404
Depreciation of property, plant and equipment	—	62	26	23	115	227

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2024

	Three months ended September 28, 2024
(In millions)	Life Sciences Solutions	Analytical Instruments	Specialty Diagnostics	Laboratory Products and Biopharma Services	Total
Revenues
Revenues from external customers	$2,009	$1,776	$1,111	$5,701	$10,598
Intersegment revenues	378	32	18	39	467
	2,387	1,808	1,129	5,740	11,065
Elimination of intersegment revenues					(467)
Consolidated revenues					$10,598
Segment Income
Cost of revenues	907	878	668	4,488
Selling, general, and administrative expenses	475	310	178	588
Research and development expenses	141	134	44	16
Other segment items	19	35	(54)	(125)
Segment income	845	451	293	773	2,362
Unallocated amounts
Cost of revenues adjustments					(9)
Selling, general and administrative expenses adjustments					(21)
Restructuring and other costs					(45)
Amortization of acquisition-related intangible assets					(450)
Interest income					277
Interest expense					(356)
Other income/(expense)					(16)
Consolidated income before income taxes					$1,742

(In millions)	Unallocated amounts	Life Sciences Solutions	Analytical Instruments	Specialty Diagnostics	Laboratory Products and Biopharma Services	Consolidated
Segment assets	$86,575	$3,211	$2,905	$1,234	$6,438	$100,364
Purchases of property, plant and equipment	23	27	19	26	177	271
Depreciation of property, plant and equipment	—	58	25	29	179	291

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2025

	Nine months ended September 27, 2025
(In millions)	Life Sciences Solutions	Analytical Instruments	Specialty Diagnostics	Laboratory Products and Biopharma Services	Total
Revenues
Revenues from external customers	$6,263	$5,193	$3,402	$17,483	$32,341
Intersegment revenues	1,165	145	54	122	1,487
	7,428	5,339	3,456	17,605	33,828
Elimination of intersegment revenues					(1,487)
Consolidated revenues					$32,341
Segment Income
Cost of revenues	2,742	2,713	2,001	13,728
Selling, general, and administrative expenses	1,406	939	529	1,773
Research and development expenses	408	426	134	41
Other segment items	150	108	(140)	(362)
Segment income	2,722	1,153	932	2,425	7,231
Unallocated amounts
Cost of revenues adjustments					(31)
Selling, general and administrative expenses adjustments					(99)
Restructuring and other costs					(316)
Amortization of acquisition-related intangible assets					(1,294)
Interest income					735
Interest expense					(1,054)
Other income/(expense)					(18)
Consolidated income before income taxes					$5,155

(In millions)	Unallocated amounts	Life Sciences Solutions	Analytical Instruments	Specialty Diagnostics	Laboratory Products and Biopharma Services	Consolidated
Segment assets	$88,209	$3,552	$3,189	$1,307	$6,763	$103,020
Purchases of property, plant and equipment	85	101	75	92	707	1,060
Depreciation of property, plant and equipment	—	177	76	68	439	758

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2024

	Nine months ended September 28, 2024
(In millions)	Life Sciences Solutions	Analytical Instruments	Specialty Diagnostics	Laboratory Products and Biopharma Services	Total
Revenues
Revenues from external customers	$5,935	$5,132	$3,310	$17,106	$31,484
Intersegment revenues	1,092	145	45	115	1,397
	7,027	5,277	3,355	17,221	32,881
Elimination of intersegment revenues					(1,397)
Consolidated revenues					$31,484
Segment Income
Cost of revenues	2,587	2,529	1,919	13,493
Selling, general, and administrative expenses	1,334	933	553	1,768
Research and development expenses	403	405	128	50
Other segment items	153	121	(130)	(352)
Segment income	2,551	1,289	886	2,262	6,987
Unallocated amounts
Cost of revenues adjustments					(25)
Selling, general and administrative expenses adjustments					24
Restructuring and other costs					(151)
Amortization of acquisition-related intangible assets					(1,514)
Interest income					851
Interest expense					(1,073)
Other income/(expense)					(2)
Consolidated income before income taxes					$5,096

(In millions)	Unallocated amounts	Life Sciences Solutions	Analytical Instruments	Specialty Diagnostics	Laboratory Products and Biopharma Services	Consolidated
Segment assets	$86,575	$3,211	$2,905	$1,234	$6,438	$100,364
Purchases of property, plant and equipment	61	78	64	79	637	920
Depreciation of property, plant and equipment	—	171	76	72	534	852

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
Pending Acquisition
The company has entered into an agreement to acquire Clario Holdings, Inc. for approximately $8.875 billion in cash at the closing of the transaction, with an additional $125 million in deferred consideration and up to $400 million in contingent consideration to be payable following the closing. Clario is a leading provider of endpoint data solutions for clinical trials. The transaction, which is expected to be completed by the middle of 2026, is subject to customary closing conditions and regulatory approvals. Upon completion, Clario will become part of the Laboratory Products and Biopharma Services segment.
2025
On September 1, 2025, the company acquired, within the Life Sciences Solutions segment, Solventum Corporation’s Purification and Filtration business, which became the company’s filtration and separation business, a leading provider of purification and filtration technologies used in the production of biologics as well as in medical technologies and industrial applications. The business strengthens the segment’s bioproduction offerings with advanced filtration technologies that improve quality and efficiency across upstream and downstream workflows. In addition, its industrial filtration and membrane solutions will expand our reach into industries including battery, semiconductor and medical device manufacturing. The goodwill recorded as a result of this business combination is not expected to be tax deductible.
The components of the preliminary purchase price and net assets acquired are as follows:

(In millions)	Filtration and separation business
Purchase price
Cash paid	$3,944
Fair value of contingent consideration	(65)
Cash acquired	(9)
$3,871

Net assets acquired
Property, plant and equipment	$411
Definite-lived intangible assets
Customer relationships	1,114
Product technology	387
Trade names	51
Goodwill	2,103
Net other assets/(liabilities)	172
Deferred tax assets (liabilities)	(366)
$3,871
The preliminary allocation of the purchase price for the acquisition of Solventum’s Filtration and Separation business is based on the estimates of the fair value of the purchase price and net assets acquired and is subject to adjustment upon finalization, largely with respect to acquired intangible assets, real and personal property, inventory and the related deferred taxes. Measurements of these items inherently require significant estimates and assumptions.
In addition, in 2025, the company acquired within the Laboratory Products and Biopharma Services segment, a sterile fill finishing and packaging facility to meet the growing demand from pharma and biotech customers for U.S. manufacturing capacity.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The weighted-average amortization periods for definite-lived intangible assets acquired in 2025 are 18 years for customer relationships, 19 years for product technology, and 15 years for trade names. The weighted-average amortization period for all definite-lived intangible assets acquired in 2025 is 18 years.
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
The components of the purchase price and net assets acquired are as follows:

(In millions)	Olink
Purchase price
Cash paid	$3,215
Purchase price payable	28
Cash acquired	(97)
$3,146

Net assets acquired
Definite-lived intangible assets
Customer relationships	$708
Product technology	207
Trade names	97
Goodwill	2,301
Net other assets/(liabilities)	9
Deferred tax assets (liabilities)	(176)
$3,146
The weighted-average amortization periods for definite-lived intangible assets acquired in 2024 are 19 years for customer relationships, 15 years for product technology, and 15 years for trade names. The weighted-average amortization period for definite-lived intangible assets acquired in 2024 is 18 years.

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
Consolidated Results

	Three months ended				Nine months ended
	September 27,	September 28,			September 27,	September 28,
(Dollars in millions except per share amounts)	2025	2024	Change		2025	2024	Change
Revenues	$11,122	$10,598	5%		$32,341	$31,484	3%
GAAP operating income	1,941	1,838	6%		5,491	5,321	3%
GAAP operating income margin	17.4%	17.3%	0.1	pt	17.0%	16.9%	0.1	pt
Adjusted operating income (non-GAAP measure)	2,587	2,362	9%		7,231	6,987	3%
Adjusted operating income margin (non-GAAP measure)	23.3%	22.3%	1.0	pt	22.4%	22.2%	0.2	pt
GAAP diluted earnings per share attributable to Thermo Fisher Scientific Inc.	4.27	4.25	0%		12.53	11.75	7%
Adjusted earnings per share (non-GAAP measure)	5.79	5.28	10%		16.30	15.76	3%

THERMO FISHER SCIENTIFIC INC.
Organic Revenue Growth

	Three months ended	Nine months ended
	September 27, 2025	September 27, 2025
Revenue growth	5%	3%
Impact of acquisitions	1%	0%
Impact of currency translation	1%	0%
Organic revenue growth (non-GAAP measure)	3%	2%
During the third quarter of 2025, revenues grew in the pharma and biotech market, driven by our trusted partner status with customers. Revenues in the academic and government market declined, reflecting customer hesitancy in a more uncertain environment, which resulted in muted demand for equipment and instruments. Revenues grew in the industrial and applied market due to strong demand for our innovative products serving this market. Revenue to customers in the diagnostics and healthcare market declined as we navigated headwinds in China. During the third quarter of 2025, sales grew in North America. Sales growth was strong in Europe and Asia-Pacific, despite weak economic activity in China. Contributions to organic revenue during the third quarter of 2025 were led by the Laboratory Products and Biopharma Services and Life Sciences Solutions segments.
During the first nine months of 2025, revenues grew in the pharma and biotech market due to increased demand from customers, partially offset by reduced demand for COVID-19 vaccine and therapy related products and services. Revenues in the academic and government market declined, driven by customer hesitancy in a more uncertain environment in the U.S. and macro conditions in China. Revenue to customers in the industrial and applied market grew. Revenue to customers in the diagnostics and healthcare market declined slightly. During the first nine months of 2025, sales grew in North America, Europe and Asia-Pacific, but declined in China. Contributions to organic revenue during the first nine months of 2025 were led by the Laboratory Products and Biopharma Services and Life Sciences Solutions segments.
The company continues to execute its proven growth strategy which consists of three pillars:
•High-impact innovation,
•Our trusted partner status with customers, and
•Our unparalleled commercial engine.
GAAP operating income margin and adjusted operating income margin increased in the third quarter of 2025 due primarily to very strong productivity improvements, partially offset by strategic investments, the impact of tariffs and related foreign currency effects, and unfavorable business mix. GAAP operating income margin in the third quarter of 2025 was also impacted by higher levels of restructuring and other charges incurred for headcount reductions and facility consolidations in an effort to streamline operations (Note 6).
GAAP operating income margin and adjusted operating income margin increased the first nine months of 2025 due primarily to very strong productivity improvements, partially offset by unfavorable business mix. GAAP operating income margin in the first nine months of 2025 benefited from lower amortization expense when compared to 2024; however, this was partially offset by higher levels of restructuring and other charges incurred for headcount reductions and facility consolidations in an effort to streamline operations (Note 6).
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
On September 1, 2025, the company acquired, within the Life Sciences Solutions segment, Solventum Corporation’s Purification and Filtration business, which became the company’s filtration and separation business, a leading provider of

THERMO FISHER SCIENTIFIC INC.
purification and filtration technologies used in the production of biologics as well as in medical technologies and industrial applications. The business strengthens the segment’s bioproduction offerings with advanced filtration technologies that improve quality and efficiency across upstream and downstream workflows. In addition, its industrial filtration and membrane solutions will expand our reach into industries including battery, semiconductor and medical device manufacturing.
Segment Results
The company’s management evaluates segment operating performance using operating income before certain charges/credits as defined in Note 11 to the Consolidated Financial Statements of the company’s Annual Report on Form 10-K for 2024. Accordingly, the following segment data are reported on this basis.

	Three months ended		Nine months ended
(Dollars in millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Revenues
Life Sciences Solutions	$2,588	$2,387	$7,428	$7,027
Analytical Instruments	1,893	1,808	5,339	5,277
Specialty Diagnostics	1,174	1,129	3,456	3,355
Laboratory Products and Biopharma Services	5,970	5,740	17,605	17,221
Eliminations	(503)	(467)	(1,487)	(1,397)
Consolidated revenues	$11,122	$10,598	$32,341	$31,484
Life Sciences Solutions

	Three months ended						Organic (non-GAAP measure)
(Dollars in millions)	September 27, 2025	September 28, 2024	Total Change		Acquisitions/ Divestitures	Currency Translation
Revenues	$2,588	$2,387	8%		3%	1%	5%
Segment income	968	845	15%
Segment income margin	37.4%	35.4%	2.0	pt
The increase in organic revenues in the third quarter of 2025 was primarily driven by the bioproduction business. On a reported basis, the bioproduction business grew $137 million, which contributed 6 percentage points of reported growth in the segment, driven by higher demand from pharma and biotech customers, as well as the impact from the 2025 acquisition of the filtration and separation business. The increase in segment income margin resulted primarily from very strong productivity improvements and volume leverage, partially offset by unfavorable business mix, strategic investments, and the impact from the acquisition of the filtration and separation business.

	Nine months ended						Organic (non-GAAP measure)
(Dollars in millions)	September 27, 2025	September 28, 2024	Total Change		Acquisitions/ Divestitures	Currency Translation
Revenues	$7,428	$7,027	6%		2%	0%	3%
Segment income	2,722	2,551	7%
Segment income margin	36.6%	36.3%	0.3	pt
The increase in organic revenues in the first nine months of 2025 was driven by the bioproduction business. On a reported basis, the bioproduction business grew $331 million, driven by higher demand from pharma and biotech customers, as well as the impact from the 2025 acquisition of the filtration and separation business. Genetic sciences grew $75 million, driven by the 2024 acquisition of Olink. The increase in segment income margin resulted primarily from very strong productivity improvements, partially offset by unfavorable business mix and the impact from the acquisitions of Olink and the filtration and separation business.

THERMO FISHER SCIENTIFIC INC.
Analytical Instruments

	Three months ended						Organic (non-GAAP measure)
(Dollars in millions)	September 27, 2025	September 28, 2024	Total Change		Acquisitions/ Divestitures	Currency Translation
Revenues	$1,893	$1,808	5%		0%	1%	4%
Segment income	429	451	(5)%
Segment income margin	22.6%	24.9%	(2.3)	pt
The increase in organic revenues in the third quarter of 2025 was driven by the electron microscopy and chromatography and mass spectrometry businesses. On a reported basis, the electron microscopy and chromatography and mass spectrometry businesses grew $58 million and $39 million, respectively, which contributed 3 percentage points and 2 percentage points, respectively, of reported growth in the segment. The decrease in segment income margin was driven by the impacts of tariffs and related foreign exchange. Additionally, strong productivity was more than offset by strategic investments and unfavorable business mix.

	Nine months ended						Organic (non-GAAP measure)
(Dollars in millions)	September 27, 2025	September 28, 2024	Total Change		Acquisitions/ Divestitures	Currency Translation
Revenues	$5,339	$5,277	1%		0%	0%	1%
Segment income	1,153	1,289	(11)%
Segment income margin	21.6%	24.4%	(2.8)	pt
The increase in organic revenues in the first nine months of 2025 was primarily due to growth in the electron microscopy business, partially offset by declines in the chemical analysis business. On a reported basis, the electron microscopy business grew $105 million, partially offset by a decline of $78 million in the chemical analysis business. The decrease in segment income margin resulted primarily from the impacts of tariffs and related foreign exchange, unfavorable volume mix, and strategic investments, partially offset by strong pricing realization.
Specialty Diagnostics

	Three months ended						Organic (non-GAAP measure)
(Dollars in millions)	September 27, 2025	September 28, 2024	Total Change		Acquisitions/ Divestitures	Currency Translation
Revenues	$1,174	$1,129	4%		0%	2%	2%
Segment income	321	293	10%
Segment income margin	27.4%	25.9%	1.5	pt
The increase in organic revenues in the third quarter of 2025 was driven by growth in the immunodiagnostics and transplant diagnostics businesses. On a reported basis, the immunodiagnostics and clinical diagnostics businesses grew $18 million and $17 million, respectively, each of which contributed 2 percentage points of reported growth in the segment. The increase in segment income margin was principally driven by strong productivity and volume leverage.

	Nine months ended						Organic (non-GAAP measure)
(Dollars in millions)	September 27, 2025	September 28, 2024	Total Change		Acquisitions/ Divestitures	Currency Translation
Revenues	$3,456	$3,355	3%		0%	1%	2%
Segment income	932	886	5%
Segment income margin	27.0%	26.4%	0.6	pt
The increase in organic revenues in the first nine months of 2025 was driven by growth in the healthcare market channel and the transplant diagnostics business. On a reported basis, the immunodiagnostics business grew $32 million, the transplant diagnostics business grew $31 million, and the healthcare market channel grew $23 million, which were the principal drivers of reported revenue growth in the segment. The increase in segment income margin was due to strong pricing realization, partially offset by unfavorable business mix.

THERMO FISHER SCIENTIFIC INC.
Laboratory Products and Biopharma Services

	Three months ended						Organic (non-GAAP measure)
(Dollars in millions)	September 27, 2025	September 28, 2024	Total Change		Acquisitions/ Divestitures	Currency Translation
Revenues	$5,970	$5,740	4%		0%	1%	3%
Segment income	868	773	12%
Segment income margin	14.5%	13.5%	1.0	pt
The increase in organic revenues in the third quarter of 2025 was primarily due to strong growth in the research and safety market channel, partially offset by moderation in COVID-19 related revenue. On a reported basis, the research and safety market channel, pharma services business, and clinical research business grew $122 million, $75 million, and $64 million, respectively, which contributed 2 percentage points, 1 percentage point, and 1 percentage point, respectively, of reported growth in the segment. Segment income margin increased in the third quarter of 2025, with very strong productivity improvements, partially offset by unfavorable business mix.

	Nine months ended						Organic (non-GAAP measure)
(Dollars in millions)	September 27, 2025	September 28, 2024	Total Change		Acquisitions/ Divestitures	Currency Translation
Revenues	$17,605	$17,221	2%		0%	0%	2%
Segment income	2,425	2,262	7%
Segment income margin	13.8%	13.1%	0.7	pt
The increase in organic revenues in the first nine months of 2025 was primarily due to growth in the research and safety market channel and the pharma services business, partially offset by moderation in COVID-19 related revenue. On a reported basis, the pharma services business and research and safety market channel grew $271 million and $246 million, respectively. The increase in segment income margin was primarily due to exceptionally strong productivity improvements, partially offset by unfavorable business mix and strategic investments.
Non-operating Items

	Three months ended		Nine months ended
	September 27,	September 28,	September 27,	September 28,
(Dollars and shares in millions)	2025	2024	2025	2024
Net interest expense	$113	$80	$319	$223
GAAP other income/(expense)	(2)	(16)	(18)	(2)
Adjusted other income/(expense) (non-GAAP measure)	(7)	(13)	(19)	(10)
GAAP tax rate	11.3%	5.7%	7.6%	10.0%
Adjusted tax rate (non-GAAP measure)	11.0%	10.5%	10.4%	10.3%
Weighted average diluted shares	378	384	378	383
Net interest expense (interest expense less interest income) in the third quarter and first nine months of 2025 increased due primarily to lower cash, and cash equivalents and short-term investments balances, as well as lower interest rates on these balances when compared to the third quarter and first nine months of 2024. In the third quarter and first nine months of 2025, the company’s net interest expense was reduced by approximately $66 million and $199 million, respectively, as a result of its interest rate swap and cross-currency interest rate swap arrangements. In the third quarter and first nine months of 2024, the company’s net interest expense was reduced by approximately $66 million and $197 million, respectively, as a result of its interest rate swap and cross-currency interest rate swap arrangements (Note 10).
GAAP other income/(expense) and adjusted other income/(expense) includes currency transaction gains/losses on non-operating monetary assets and liabilities, and net periodic pension benefit cost/income, excluding the service cost component. GAAP other income/(expense) in the third quarter and first nine months of 2025 also includes $7 million and $9 million, respectively, of net gains on investments, and $2 million and $8 million, respectively, of settlement charges for pension plans. GAAP other income/(expense) in the third quarter and first nine months of 2024 also includes $(3) million and $7 million, respectively, of net gains/(losses) on investments.
The company’s GAAP and adjusted tax rates in the third quarter of 2025 were impacted by an $86 million tax benefit from tax return reassessments. The company’s GAAP tax rate in the third quarter of 2025 was also impacted by tax legislation enacted during the quarter (Note 7).

THERMO FISHER SCIENTIFIC INC.
The company’s GAAP and adjusted tax rates in the first nine months of 2025 were impacted by a $125 million deferred tax benefit resulting from the recognition of a tax attribute related to a domestication transaction, a deferred tax benefit of $153 million related to capital losses generated as part of intra-entity transactions, a $93 million benefit in jurisdictions where the deferred tax assets are now expected to be realized due to forecasted income, and an $86 million tax benefit from tax return reassessments (Note 7).
The company’s GAAP and adjusted tax rates in the first nine months of 2024 were impacted by $176 million of expense, net, for a provision associated with a tax audit recorded in the first quarter of 2024. The company’s GAAP and adjusted tax rates in the first nine months of 2024 were also impacted by tax benefits of $183 million and $124 million, in the second and third quarters of 2024, respectively, primarily in jurisdictions where the deferred tax assets are now expected to be realized due to forecasted income. The company’s GAAP and adjusted tax rates in the first nine months of 2024 were also impacted by $102 million of tax benefits resulting from capital losses generated as part of intra-entity transactions (Note 7).
The effective tax rates in both 2025 and 2024 were also affected by relatively significant earnings in lower tax jurisdictions. Due primarily to the non-deductibility of intangible asset amortization for tax purposes, the company’s cash payments for income taxes are higher than its income tax expense for financial reporting purposes and are expected to total approximately $1.70 billion in 2025.
The company expects its GAAP effective tax rate in 2025 will be between 8% and 10% based on currently forecasted rates of profitability in the countries in which the company conducts business and expected generation of foreign tax credits. The effective tax rate can vary significantly from period to period as a result of discrete income tax factors and events. The company expects its adjusted tax rate will be approximately 10.5% in 2025.
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

(In millions)	September 27, 2025	December 31, 2024
Cash and cash equivalents	$1,982	$4,009
Short-term investments	1,564	1,561
Total debt	35,681	31,275
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
As of September 27, 2025, the company’s short-term obligations and current maturities of long-term obligations totaled $3.82 billion. The company has a revolving credit facility with a bank group that provides up to $5.00 billion of unsecured multi-currency revolving credit (Note 3). If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of September 27, 2025, no borrowings were outstanding under the company’s revolving credit facility, although available capacity was reduced by immaterial outstanding letters of credit.

THERMO FISHER SCIENTIFIC INC.

	Nine months ended
(In millions)	September 27, 2025	September 28, 2024
Net cash provided by operating activities	$4,361	$5,377
Net cash used in investing activities	(4,938)	(5,861)
Net cash used in financing activities	(1,725)	(3,126)
Free cash flow (non-GAAP measure)	3,319	4,498
Operating Activities
During the first nine months of 2025, cash provided by income was offset in part by investments in working capital. Changes in other assets and liabilities used cash of $1.21 billion primarily due to the timing of payments for compensation and income taxes. Cash payments for income taxes were $1.60 billion during the first nine months of 2025.
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
Investing Activities
During the first nine months of 2025, acquisitions used cash of $4.04 billion. The company’s investing activities also included purchases of $1.06 billion for the purchase of property, plant and equipment for capacity and capability investments.
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
Financing Activities
During the first nine months of 2025, issuance of debt and net commercial paper activity provided $3.34 billion of cash. Repayment of debt used cash of $1.63 billion. The company’s financing activities also included the repurchase of $3.00 billion of the company’s common stock (2.1 million shares), of which $0.04 billion settled in the fourth quarter of 2025, and the payment of $0.47 billion in cash dividends. On November 15, 2024, the Board of Directors announced that it replaced the existing authorization to repurchase the company’s common stock, of which $1.00 billion was remaining, with a new authorization to repurchase up to $4.00 billion of the company’s common stock. All of the shares of common stock repurchased by the company during the first nine months of 2025 were under this program, depleting the 2024 authorization.
In the fourth quarter of 2025, the company issued $2.50 billion of senior notes (Note 3).
During the first nine months of 2024, issuance of debt provided $1.20 billion of cash. Repayment of senior notes used $1.11 billion. The company’s financing activities also included the repurchase of $3.00 billion of the company’s common stock (5.5 million shares) and the payment of $0.43 billion in cash dividends.
The company’s commitments for purchases of property, plant and equipment, contractual obligations and other commercial commitments, did not change materially subsequent to December 31, 2024, except in connection with the completion of the filtration and separation business acquisition, which occurred on September 1, 2025, as well as the agreement to acquire Clario Holdings, Inc. (Note 12).
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

THERMO FISHER SCIENTIFIC INC.
previous periods, forecasts, and to the performance of our competitors. Such measures are also used by management in their financial and operating decision-making and for compensation purposes. To calculate these measures we exclude, as applicable:
•Certain transaction-related costs, including charges for the sale of inventories revalued at the date of acquisition, significant transaction-related third-party costs, changes in estimates of contingent acquisition-related consideration, and other costs associated with obtaining short-term financing commitments for pending/recent acquisitions. We exclude these costs because we do not believe they are indicative of our normal operating costs.
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

	Three months ended		Nine months ended
	September 27,	September 28,	September 27,	September 28,
(Dollars in millions except per share amounts)	2025	2024	2025	2024

Reconciliation of adjusted operating income
GAAP operating income	$1,941	$1,838	$5,491	$5,321
Cost of revenues adjustments (a)	10	9	31	25
Selling, general and administrative expenses adjustments (b)	66	21	99	(24)
Restructuring and other costs (c)	135	45	316	151
Amortization of acquisition-related intangible assets	435	450	1,294	1,514
Adjusted operating income (non-GAAP measure)	$2,587	$2,362	$7,231	$6,987

Reconciliation of adjusted operating income margin
GAAP operating income margin	17.4%	17.3%	17.0%	16.9%
Cost of revenues adjustments (a)	0.1%	0.1%	0.1%	0.1%
Selling, general and administrative expenses adjustments (b)	0.6%	0.2%	0.3%	(0.1)%
Restructuring and other costs (c)	1.2%	0.4%	1.0%	0.5%
Amortization of acquisition-related intangible assets	3.9%	4.2%	4.0%	4.8%
Adjusted operating income margin (non-GAAP measure)	23.3%	22.3%	22.4%	22.2%

Reconciliation of adjusted other income/(expense)
GAAP other income/(expense)	$(2)	$(16)	$(18)	$(2)
Adjustments (d)	(5)	3	(1)	(8)
Adjusted other income/(expense) (non-GAAP measure)	$(7)	$(13)	$(19)	$(10)

THERMO FISHER SCIENTIFIC INC.

	Three months ended		Nine months ended
	September 27,	September 28,	September 27,	September 28,
(Dollars in millions except per share amounts)	2025	2024	2025	2024

Reconciliation of adjusted tax rate
GAAP tax rate	11.3%	5.7%	7.6%	10.0%
Adjustments (e)	(0.3)%	4.8%	2.7%	0.3%
Adjusted tax rate (non-GAAP measure)	11.0%	10.5%	10.4%	10.3%

Reconciliation of adjusted earnings per share
GAAP diluted earnings per share (EPS) attributable to Thermo Fisher Scientific Inc.	$4.27	$4.25	$12.53	$11.75
Cost of revenues adjustments (a)	0.03	0.02	0.08	0.07
Selling, general and administrative expenses adjustments (b)	0.17	0.05	0.26	(0.06)
Restructuring and other costs (c)	0.36	0.12	0.83	0.39
Amortization of acquisition-related intangible assets	1.15	1.17	3.42	3.95
Other income/expense adjustments (d)	(0.01)	0.01	0.00	(0.02)
Income taxes adjustments (e)	(0.17)	(0.36)	(0.85)	(0.50)
Equity in earnings/losses of unconsolidated entities	(0.01)	0.04	0.02	0.20
Noncontrolling interests adjustments (f)	0.00	(0.02)	0.00	(0.02)
Adjusted EPS (non-GAAP measure)	$5.79	$5.28	$16.30	$15.76

Reconciliation of free cash flow
GAAP net cash provided by operating activities	$2,239	$2,167	$4,361	$5,377
Purchases of property, plant and equipment	(404)	(271)	(1,060)	(920)
Proceeds from sale of property, plant and equipment	5	20	17	40
Free cash flow (non-GAAP measure)	$1,840	$1,915	$3,319	$4,498
(a)Adjusted results exclude accelerated depreciation on manufacturing assets to be abandoned due to facility consolidations and charges for the sale of inventory revalued at the date of acquisition. Adjusted results in the first nine months of 2024 also exclude $13 million of charges for inventory write-downs associated with large-scale abandonment of product lines.
(b)Adjusted results exclude certain third-party expenses, principally transaction/integration costs related to recent acquisitions, charges/credits for changes in estimates of contingent acquisition consideration, and charges associated with product liability litigation.
(c)Adjusted results exclude restructuring and other costs consisting principally of severance, impairments of long-lived assets, net charges/credits for pre-acquisition litigation and other matters, and abandoned facility and other expenses of headcount reductions and real estate consolidations. Adjusted results in the third quarter and first nine months of 2025 also exclude $51 million of charges for disposition of a consolidated joint venture.
(d)Adjusted results exclude net gains/losses on investments. Adjusted results in the first nine months of 2025 also exclude $8 million of settlement charges for pension plans.
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
Critical Accounting Policies and Estimates
Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements of the company’s Annual Report on Form 10-K for 2024 describe the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no significant changes in the company’s critical accounting policies during the first nine months of 2025.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended September 27, 2025, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
A summary of the share repurchase activity for the company’s third quarter of 2025 follows:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum dollar amount of shares that may yet be purchased under the plans or programs (1)(2) (in millions)
Fiscal July (Jun. 29 - Aug. 2)	—	$—	—	$1,000
Fiscal August (Aug. 3 - Aug. 30)	—	—	—	1,000
Fiscal September (Aug. 31 - Sep. 27)	2,116,219	472.54	2,116,219	—
Total third quarter	2,116,219	$472.54	2,116,219	$—
(1)    Amounts exclude excise taxes and other transaction costs.
(2)    On November 15, 2024, the Board of Directors announced that it replaced the existing authorization to repurchase the company’s common stock, of which $1.00 billion was remaining, with a new authorization to repurchase up to $4.00 billion of the company’s common stock. All of the shares of common stock repurchased by the company during the third quarter of 2025 were under this program, depleting the 2024 authorization.
Item 5.    Other Information
Director and Officer Trading Arrangements
During the three months ended September 27, 2025, no director or executive officer of the company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as provided below:

Name and Title	Action	Plan Type	Date of adoption of Rule 10b5-1 trading plan	Scheduled expiration of Rule 10b5-1 trading plan	Aggregate number of securities to be purchased or sold
Frederick Lowery, Executive Vice President	Adoption	Rule 10b5-1	8/28/2025	2/27/2026	13,825
Gianluca Pettiti, Executive Vice President	Adoption	Rule 10b5-1	9/12/2025	7/28/2026	4,175

THERMO FISHER SCIENTIFIC INC.
Item 6.    Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(b) and 15d-14(b), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(b) and 15d-14(b), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Date:	October 31, 2025	THERMO FISHER SCIENTIFIC INC.

/s/ Stephen Williamson
Stephen Williamson
Senior Vice President and Chief Financial Officer

/s/ Joseph R. Holmes
Joseph R. Holmes
Vice President and Chief Accounting Officer