Form 10-K
period 2025-12-31
THERMO FISHER SCIENTIFIC INC.
filed 2026-02-26
CIK 97745

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2025 or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number 1-8002
THERMO FISHER SCIENTIFIC INC.
(Exact name of Registrant as specified in its charter)

Delaware	04-2209186
(State of incorporation)	(I.R.S. Employer Identification No.)
168 Third Avenue
Waltham, Massachusetts 02451
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (781) 622-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value	TMO	New York Stock Exchange
1.450% Notes due 2027	TMO 27	New York Stock Exchange
1.750% Notes due 2027	TMO 27B	New York Stock Exchange
Floating Rate Notes due 2027	TMO 27D	New York Stock Exchange
0.500% Notes due 2028	TMO 28A	New York Stock Exchange
1.375% Notes due 2028	TMO 28	New York Stock Exchange
1.950% Notes due 2029	TMO 29	New York Stock Exchange
0.875% Notes due 2031	TMO 31	New York Stock Exchange
2.375% Notes due 2032	TMO 32	New York Stock Exchange
3.650% Notes due 2034	TMO 34	New York Stock Exchange
3.628% Notes due 2035	TMO 35A	New York Stock Exchange
2.875% Notes due 2037	TMO 37	New York Stock Exchange
1.500% Notes due 2039	TMO 39	New York Stock Exchange
1.875% Notes due 2049	TMO 49	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months. Yes ☒  No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.      Large accelerated filer ☒             Accelerated filer ☐             Non-accelerated filer ☐         Smaller reporting company ☐        Emerging growth company ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of June 27, 2025, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $154,038,987,000 (based on the last reported sale of common stock on the New York Stock Exchange Composite Tape reporting system on June 27, 2025).
As of January 31, 2026, the Registrant had 371,484,244 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Sections of Thermo Fisher’s definitive Proxy Statement for the 2026 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III of this report.

THERMO FISHER SCIENTIFIC INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

THERMO FISHER SCIENTIFIC INC.
PART I
Forward-looking Statements
This Annual Report on Form 10-K (this Annual Report) and our 2025 Annual Report to Shareholders contain “forward-looking statements”, within the meaning of the Private Securities Litigation Reform Act of 1995 and other applicable securities laws. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, and are often identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” or similar expressions or words with similar meanings. Any statements contained herein that are not statements of historical fact should be considered forward-looking statements.
Forward-looking statements in this Annual Report and our 2025 Annual Report to Shareholders include, among others, statements regarding:
•financial expectations, including projections of revenues, expenses, margins, earnings, cash flows, liquidity, capital allocation plans, and tax matters;
•operational matters, including business strategies, productivity initiatives, restructuring activities, cost-reduction programs, and new product or service developments;
•market and competitive conditions, including customer demand trends, industry dynamics, pricing, and competitive positioning;
•strategic actions, including planned acquisitions, divestitures, investments, and partnerships;
•legal, regulatory, macroeconomic, geopolitical, public health, supply chain, technology, and cybersecurity developments and their potential impacts on the company; and
•the timing and outcomes of any of the foregoing.
Each forward-looking statement contained in this Annual Report and our 2025 Annual Report to Shareholders is inherently uncertain and involves significant risks, assumptions, and factors that could cause actual results to differ materially from those expressed or implied. Important risks and uncertainties that could cause such differences are detailed under the heading, “Risk Factors” in Part I, Item 1A.
Forward-looking statements in this Annual Report and our 2025 Annual Report to Shareholders speak only as of the dates on which they are made. While the company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, in the event of new information, future developments, or otherwise, except as required by law.
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
Business Segments and Products
We report our business in four segments: Life Sciences Solutions, Analytical Instruments, Specialty Diagnostics, and Laboratory Products and Biopharma Services.
Life Sciences Solutions Segment
Through our Life Sciences Solutions segment, we provide an extensive portfolio of reagents, instruments and consumables used in biological and medical research, discovery and production of new drugs and vaccines as well as diagnosis of disease. These products and services are used by customers in pharmaceutical, biotechnology, agricultural, clinical, healthcare, academic, and government markets. Life Sciences Solutions includes three primary businesses: biosciences, genetic sciences, and bioproduction.

THERMO FISHER SCIENTIFIC INC.
Our biosciences business includes reagents, instruments and consumables that help our customers conduct biological and medical research in areas such as molecular biology and protein biology, discover new drugs and vaccines, and enable the diagnosis of disease. Our genetic sciences business combines a wide variety of instruments and related reagents used to provide high-value genomic and proteomic solutions to assist customer decisions in the research, clinical, healthcare and applied markets. Our bioproduction business provides solutions for both the production of biologics and industrial manufacturing, and offers a comprehensive portfolio of premium solutions and services focused on upstream cell culture, downstream purification, analytics for detection, quantitation, filtration and separation of process/product impurities, and a suite of single-use solutions spanning the biologics workflow.
Analytical Instruments Segment
Through our Analytical Instruments segment, we provide a broad offering of instruments and the supporting consumables, software and services that are used for a range of applications. These products and services are used by customers in pharmaceutical, biotechnology, academic, government, environmental and other research and industrial markets, as well as the clinical laboratory. This segment includes three primary businesses: chromatography and mass spectrometry, chemical analysis, and electron microscopy.
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
Specialty Diagnostics Segment
Our Specialty Diagnostics segment offers a wide range of diagnostic test kits, reagents, culture media, instruments and associated products to serve customers in healthcare, clinical, pharmaceutical, industrial, and food safety laboratories. Our healthcare products are used to increase the speed and accuracy of diagnoses, which improves patient care in a more cost-efficient manner. This segment has five primary businesses: clinical diagnostics, immunodiagnostics, microbiology, transplant diagnostics and our healthcare market channel.
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

THERMO FISHER SCIENTIFIC INC.
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
New Products and Research and Development
Our business includes the development and introduction of new products and may include entry into new business segments. We anticipate that we will continue to make significant expenditures for research and development (R&D) as we seek to provide a continuing flow of innovative products to maintain and improve our competitive position. Our R&D efforts focus on developing new technologies, enhancing the performance and usability of existing offerings, and expanding the applications for which our products are used. These activities include internal development programs, initiatives leveraging licensed or acquired technologies, and collaborations with leading research institutions around the world. Our R&D programs are aligned with the needs of each major business and are critical to maintaining our competitive position and supporting our long-term growth strategy.
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
We protect some of our technology as trade secrets and, where appropriate, we use trademarks or register trademarks used in connection with products. We also enter into license agreements with others to grant and/or receive rights to intellectual property. We own or license copyrights in or to copyrightable subject matter, including graphic images and software, used or referenced herein.
All trademarks, trade names, product names, slogans and logos of Thermo Fisher contained herein are trademarks or registered trademarks of Thermo Fisher or its subsidiaries, as applicable, in the United States and/or other countries. Solely for convenience, we may refer to trademarks in this Annual Report without the ™ and ® symbols. Such references are not intended to indicate, in any way, that we will not assert, to the fullest extent permitted by law, our rights to our trademarks. To the extent other trademarks appear in this Annual Report, they are the property of their respective owners.
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

THERMO FISHER SCIENTIFIC INC.
•technical performance and advances in technology (including artificial intelligence) that result in new products and services, and improved price/performance ratios;
•product and service differentiation, availability and reliability;
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
Our Fair Lawn and Somerville, New Jersey facilities entered into administrative consent orders with the New Jersey Department of Environmental Protection in 1984 to maintain groundwater-remediation activities at these sites, and are currently under the State’s Licensed Site Remediation Professional Program. As the owner of the Fair Lawn facility, we are listed as a potentially responsible party for remediation within an area called the Fair Lawn Wellfields Superfund Site, and, in 2008, the company and certain other parties entered into a consent order with the USEPA to complete a Remedial Investigation/Feasibility Study. In 2018, the USEPA issued a Record of Decision, setting forth the scope of required remediation work at the site, which includes upgrading a water treatment plant to address constituents such as chlorinated organic compounds, 1,4-dioxane, and perfluorooctanoic acid/perfluorooctane sulfonate (PFOA/PFOS). In 2020, the court approved a consent decree that requires the company and another responsible party to finance and perform the required remediation work with USEPA oversight. In 2023, the design of a groundwater treatment plant was fully approved by USEPA. Construction of the plant was completed in 2025 and following a 6-month testing and verification period, the Borough of Fair Lawn took ownership and operation and maintenance (O&M) of the plant in January 2026. Along with the other responsible party, the company will continue to finance the O&M and perform groundwater monitoring under USEPA oversight.
In 2011, our Life Technologies subsidiary entered into a consent decree with the USEPA and other responsible parties to implement a groundwater remedy at the former Davis Landfill Superfund site in Smithfield, Rhode Island. After years of additional study, in September, 2020, USEPA revised its cleanup plan by selecting an interim remedial approach that includes groundwater treatment followed by additional monitoring of site conditions. Depending on the results of these treatment and monitoring activities over the next several years, USEPA anticipates selecting a final groundwater remedy for the site. In November 2021, the 2011 consent decree was amended to reflect the parties’ obligations to implement USEPA’s interim remedy, for which pre-design work was completed and approved by the agencies in 2025, and the remedial action is expected to commence in 2026.
We record accruals for environmental liabilities based on current interpretations of environmental laws and regulations when it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. We calculate estimates based upon several factors, including reports prepared by environmental specialists and management’s knowledge and experience with these environmental matters. We include in these estimates potential costs for investigation, remediation and operation and maintenance of cleanup sites. Accrued liabilities for environmental matters totaled $86 million at December 31, 2025.

THERMO FISHER SCIENTIFIC INC.
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
We are subject to laws and regulations governing government contracts, and failure to address these laws and regulations or comply with government contracts could harm our business by leading to a reduction in revenues associated with these customers. We have agreements relating to the sale of our products and services to government entities and, as a result, we are subject to various statutes and regulations that apply to companies doing business with the government. We are also subject to investigation for compliance with the regulations governing government contracts. A failure to comply with these regulations could also result in suspension of these contracts, criminal, civil and administrative penalties or debarment.
We are subject to a broad and evolving set of global requirements related to data privacy, cybersecurity and the responsible use of emerging technologies such as generative artificial intelligence (AI). These include comprehensive frameworks such as the EU’s General Data Protection Regulation (GDPR), the EU’s AI Act, U.S. federal and state privacy and security laws (including the Health Insurance Portability and Accountability Act of 1996 (HIPAA) for certain operations), and data-localization or cross-border transfer restrictions in various international markets. Governments in the EU, U.S. and other jurisdictions are also advancing new regulations that govern transparency, risk management and data practices associated with AI systems. As these regulatory regimes continue to develop, we maintain policies and controls designed to support compliance and protect the data entrusted to us.
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

THERMO FISHER SCIENTIFIC INC.
We are committed to maintaining the strongest team in our industry, focusing on developing and retaining our colleagues, while leveraging our Mission and leadership brand to attract new colleagues to our company. As of December 31, 2025, we employed approximately 125,000 colleagues globally, with an approximate regional distribution as follows: 59,000 based in the Americas, 22,000 in the Asia-Pacific region, and 44,000 in Europe, the Middle East and Africa (EMEA).
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
Available Information
The company files or furnishes all required reports with the Securities and Exchange Commission (SEC). The company is an electronic filer, and the SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The address of the SEC electronic filing website is http://www.sec.gov. The company also makes available, free of charge on its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The website address for the company is http://www.thermofisher.com and SEC filings can be found in the “Investors” section of our website under the heading “SEC Filings.” The company is providing its website address solely for the information of investors. The company does not intend the address to be an active link or to otherwise incorporate the contents of the website, including any reports that are noted in this Annual Report as being posted on the website, into this Annual Report. Investors and others should note that we may announce material information to our investors using our investor relations website, SEC filings, press releases, public conference calls and webcasts. We use these channels, as well as social media, to communicate with our investors and the public about our company, our business and other issues. It is possible that the information that we post on these channels could be deemed to be material information. We therefore encourage investors to visit these websites from time to time.

THERMO FISHER SCIENTIFIC INC.
Information about Our Executive Officers
As of February 26, 2026, our executive officers were:

Name	Age	Present Title (Fiscal Year First Became Executive Officer)	Other Positions Held
Marc N. Casper	57	Chairman, President and Chief Executive Officer (2001)	President and Chief Executive Officer (2009-2020) Chief Operating Officer (2008-2009) Executive Vice President (2006-2009)
Stephen Williamson	59	Senior Vice President and Chief Financial Officer (2015)	Vice President, Financial Operations (2008-2015)
Michel Lagarde	52	Executive Vice President and Chief Operating Officer (2017)	Executive Vice President (2019-2021) Senior Vice President and President, Pharma Services (2017-2019) President and Chief Operating Officer, Patheon N.V. (2016-2017)
Frederick M. Lowery	55	Executive Vice President (2024)	Senior Vice President and President, Customer Channels (2021-2024) Senior Vice President and President, Life Sciences Solutions and Laboratory Products (2017-2021)
Gianluca Pettiti	47	Executive Vice President (2021)	Senior Vice President and President, Specialty Diagnostics (2019-2021) President, Biosciences (2018-2019) President, China (2015-2017)
Michael D. Shafer	57	Executive Vice President (2024)	Senior Vice President and President, Pharma Services (2019-2024) President, Materials and Structural Analysis (2016-2019)
Lisa P. Britt	57	Senior Vice President and Chief Human Resources Officer (2017)
Thomas B. Shropshire	54	Senior Vice President and General Counsel (2025)	General Counsel and Company Secretary, Diageo plc (2021-May 2025) Partner, Global Head of U.S. Practice, Linklaters LLP (2000-2021)
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
Our business is affected by general economic conditions and related uncertainties affecting markets in which we operate. Our business is affected by general economic conditions, both inside and outside the U.S. Both domestic and international markets experienced significant inflationary pressures in 2025 and inflation rates in the U.S., as well as in other countries in which we operate, continue at elevated levels. If the global economy and financial markets, or economic conditions in Europe, the U.S. or other key markets, are unstable, that could adversely affect the business, results of operations and financial condition of the company and its customers, distributors, and suppliers, having the effect of:
•reducing demand for some of our products and services;
•increasing the rate of order cancellations or delays;
•increasing the risk of excess and obsolete inventories;
•increasing pressure on the prices for our products and services;
•causing supply interruptions, which could disrupt our ability to produce our products; and
•creating longer sales cycles, and greater difficulty in collecting sales proceeds and slower adoption of new technologies.

THERMO FISHER SCIENTIFIC INC.
Economic, political, foreign currency and other risks associated with international sales and operations could adversely affect our results of operations. International markets contribute a substantial portion of our revenues, and we intend to continue expanding our presence in these regions. The exposure to fluctuations in currency exchange rates takes on different forms. International revenues and costs are subject to the risk that fluctuations in exchange rates could adversely affect our reported revenues and profitability when translated into U.S. dollars for financial reporting purposes. These fluctuations could also adversely affect the demand for products and services provided by us. As a multinational corporation, our businesses occasionally invoice third-party customers in currencies other than the one in which they primarily do business (which we refer to as the functional currency). Movements in the invoiced currency relative to the functional currency could adversely impact our cash flows and our results of operations. As our international sales grow, exposure to fluctuations in currency exchange rates could have a larger effect on our financial results. In 2025, currency translation had a favorable effect of $0.37 billion on revenues due to the weakening of the U.S. dollar relative to other currencies in which the company sells products and services.
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
In addition, many of our employees, contract manufacturers, suppliers, job functions, outsourcing activities and manufacturing facilities are located outside the U.S. Accordingly, our prior results have been and our future results could be harmed by a variety of factors, including:
•tariffs imposed by the U.S. on goods from other countries and tariffs imposed by other countries, on certain U.S. goods (including volatility resulting from the imposition of (and changing policies around) tariffs and related countermeasures);
•interruption to transportation flows for delivery of raw materials or parts to us and finished goods to our customers;
•changes in a specific country's or region's political, economic, social or other conditions;
•changes in diplomatic and trade relationships, including new tariffs, trade protection measures, import or export licensing requirements, trade embargoes and sanctions and other trade barriers;
•the impact of public health emergencies, pandemics, epidemics or other health outbreaks on the global economy;
•uncertainties regarding the collectability of accounts receivable;
•Chinese regulations requiring the use of local suppliers, which compel companies that do business in China to partner with local companies to conduct business and provide incentives to government-backed local customers to buy from local suppliers;
•the imposition of governmental controls;
•diverse data privacy, protection and localization requirements;
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
Demand for some of our products depends on capital spending policies of our customers and on government funding policies. Our customers include pharmaceutical and biotechnology companies, laboratories, universities, healthcare providers, government agencies and public and private research institutions. Many factors, including public policy spending priorities such as national procurement initiatives, available resources, cost reimbursement policies, and product and economic cycles, have had and we expect to have a significant effect on the capital spending policies of these entities. Spending by some of these customers fluctuates based on budget allocations and the timely passage of the annual federal budget. In October 2025, the federal government entered a shutdown due to a lapse in appropriations, resulting from an inability by Congress to pass a budget or continuing resolution. A similar impasse in federal government budget decisions could lead to substantial delays or reductions in federal spending.

THERMO FISHER SCIENTIFIC INC.
We are subject to risks associated with public health emergencies, pandemics, epidemics, or other health outbreaks. Our global operations expose us to risks associated with public health emergencies, epidemics, pandemics and other health outbreaks. These events have had an adverse impact on certain of our operations, supply chains and distribution systems in the past, and may again in the future, and we may experience unpredictable reductions in supply and demand for certain of our products and services. National, state and local governments may implement safety precautions, including quarantines, border closures, increased border controls, travel restrictions, shelter in place orders and shutdowns and other measures. These measures may disrupt normal business operations and may have significant negative impacts on businesses and financial markets worldwide. Our ability to continue to manufacture products is highly dependent on our ability to maintain the safety and health of our factory employees. The ability of our employees to work may be significantly impacted by future epidemics and pandemics, including their residual effects.
Business Risks
We must develop new products, adapt to rapid and significant technological change, respond to introductions of new products and services by competitors and maintain quality to remain competitive. Our growth strategy includes significant investment in and expenditures for product and service development. We sell our products and services in several industries that are characterized by rapid and significant technological changes, frequent new product and service introductions and enhancements and evolving industry standards. Competitive factors include technological innovation, including the timely, responsible and effective adoption of emerging technologies (such as AI), price, service and delivery, breadth of product line, customer support, e-business capabilities and the ability to meet the special requirements of customers. Our competitors may adapt more quickly to new technologies and changes in customers’ requirements than we can, and may achieve cost or quality advantages that we cannot match. Without the timely introduction of new products, services and enhancements, our products and services will likely become technologically obsolete over time, in which case our revenues and operating results would suffer.
Many of our existing products and services and those under development are technologically innovative and require significant planning, design, development and testing at the technological, safety, quality, product and manufacturing-process levels. Our customers use many of our products and services to develop, test and manufacture their own products. As a result, we must anticipate industry trends and develop products and services in advance of the commercialization of our customers’ products. For example, we are incorporating AI and machine learning technologies into our products, services and internal processes. Failure to keep pace with rapid developments in AI technologies could adversely affect our competitive position and results of operations. If we fail to adequately develop products or predict our customers’ needs and future activities, we may invest heavily in research and development of products and services that do not lead to significant revenues.
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
•finding new markets for our products and services; and
•continuing the development of commercial tools and infrastructure to increase and support cross-selling opportunities of products and services to take advantage of our depth in product offerings.
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
Moreover, we have acquired many companies and businesses. As a result of these acquisitions, we recorded significant goodwill and indefinite-lived intangible assets (primarily trade names) on our balance sheet, which amount to approximately $49.36 billion and $1.23 billion, respectively, as of December 31, 2025. In addition, we have definite-lived intangible assets totaling $14.60 billion as of December 31, 2025. We assess the realizability of goodwill and indefinite-lived intangible assets annually as well as whenever events or changes in circumstances indicate that these assets may be impaired. We assess the realizability of definite-lived intangible assets whenever events or changes in circumstances indicate that these assets may be impaired. These events or circumstances would generally include operating losses or a significant decline in earnings associated with the acquired business or asset. Our ability to realize the value of the goodwill and intangible assets will depend on the future cash flows of these businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of the goodwill and intangible assets, we may be required to incur material charges relating to the impairment of those assets.
Operational Risks
Our reliance upon sole or limited sources of supply for certain materials or components could cause production interruptions, delays and inefficiencies. Some of our businesses purchase certain materials from sole or limited source suppliers for reasons of quality assurance, regulatory requirements, cost effectiveness, availability or uniqueness of design. If these or other suppliers encounter financial, operating or other difficulties, or if our relationship with them changes, we might not be able to quickly establish or qualify replacement sources of supply. The supply chains for our businesses could also be disrupted by supplier capacity constraints, bankruptcy or exiting of the business for other reasons, decreased availability or increased cost of key raw materials or commodities, such as energy, and external events such as global economic downturns and macroeconomic trends, sanctions and trade restrictions, natural disasters, pandemic health issues, geopolitical developments, war, terrorist actions, cybersecurity incidents including but not limited to ransomware attacks, misuse of AI and machine learning technologies, governmental actions and legislative or regulatory changes. Any of these factors could result in production interruptions, delays, extended lead times and inefficiencies.
A significant cyber-attack or other disruption in, or breach in security of, our information technology systems could adversely harm our operating results and financial condition, damage our reputation or otherwise materially harm our business. We rely on information technology systems to process, transmit and store electronic information (including sensitive data such as confidential business information, medical information, financial data and personally identifiable data relating to employees, customers and other business partners) and to manage or support a variety of critical business processes and activities (such as interacting with suppliers, selling our products and services, fulfilling orders and billing, collecting and making payments, shipping products, providing services and support to customers, tracking customer activity, fulfilling contractual obligations and otherwise conducting business). We use a risk-based approach to implementing security controls, reviewing the security controls of certain key business partners and third-party service providers and conducting due diligence on companies we propose to acquire. Despite our efforts, any particular system we operate or use may be susceptible to compromise of a vulnerability or a privileged account, damage or interruption from natural disasters, power loss, telecommunication failures, data center failure, third party provider failures (including failures at cloud services), hardware and software failures, improper or unauthorized use of AI, human error or sabotage, terrorist attacks, geopolitical events, computer hackers, computer viruses, ransomware, phishing, computer denial-of-service attacks, unauthorized access to customer or employee data or company trade secrets, and other attempts to harm our systems and access our information.
We and our third-party providers experience cyber-attacks and other attempts to gain unauthorized access to our products, services, and systems and data on a regular basis, and we anticipate continuing to be subject to such attempts as cyber-attacks

THERMO FISHER SCIENTIFIC INC.
become increasingly sophisticated and more difficult to predict and protect against, particularly with the advancement of AI. Despite our and our third-party providers’ implementation of security measures, our products, services, and systems and data, are vulnerable to cyber-attacks, data breaches, malware, inadvertent error, disruptions, tampering or other theft or misuse, including by employees, contingent workers, malicious actors, or nation-states or their agents. Although most of our systems leverage data backups, our disaster recovery planning is not sufficient for every eventuality. In addition, our customers rely upon our products (i.e., instruments, etc.) within their environments, which may be at risk of compromise. Risks affecting our products may include those associated with remote access solutions, system vulnerabilities, or delay of security updates, which may require customers to take action such as network isolation, password change, or manual update.
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
Our success is largely dependent upon our ability to attract and retain a highly qualified workforce, comprised of scientific, technical, clinical, and management talent. We have in the past, and may in the future, have difficulty in attracting and retaining such talent. Our success in doing so is largely dependent upon various factors, including a highly competitive market, sought-after skills, management changes, competitor recruitment, and maintaining an attractive workplace culture (including where there is high demand for new products, services, and technologies, such as related to AI). Macroeconomic shifts such as increased competition for employees and wage inflation, have previously and could in the future affect our talent retention, turnover rates and operational costs. We cannot ensure that we will be able to hire or retain the personnel necessary for our operations or that the departure of any personnel will not have a material impact on our financial condition and results of operations.
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

THERMO FISHER SCIENTIFIC INC.
Increasing attention to sustainability matters may impact our business, financial results, stock price or reputation. We face increasing scrutiny from stakeholders related to our sustainability practices and disclosures. Investor advocacy groups, certain institutional investors, lenders, investment funds and other influential investors are also increasingly focused on such practices and related disclosures and in recent years have placed increasing importance on the implications and social cost of their investments. In addition, government organizations are enhancing or advancing legal and regulatory requirements specific to these matters. The heightened stakeholder focus on sustainability issues related to our business requires the continuous monitoring of various and evolving laws, regulations, standards and expectations and the associated reporting requirements. A failure to adequately meet evolving stakeholder expectations may result in noncompliance, the loss of business, reputational impacts, diluted market valuation, an inability to attract customers and an inability to attract and retain top talent. In addition, if legislation or regulations are enacted or promulgated in the U.S. or in any other jurisdiction in which we do business that impose more stringent restrictions and requirements than our current legal or regulatory obligations, we and companies in our supply chain may experience increased compliance burdens and costs to meet the regulatory obligations, which could cause disruption in the sourcing, manufacturing and distribution of our products and adversely affect our business, financial condition or results of operations. In addition, our adoption of certain standards or mandated compliance to certain requirements could necessitate additional investments that could impact our profitability.
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
We are subject to laws and regulations governing government contracts, and failure to address these laws and regulations or comply with government contracts could harm our business by leading to a reduction in revenues associated with these customers. We have agreements relating to the sale of our products and services to government entities and, as a result, we are subject to various statutes and regulations that apply to companies doing business with the government. The laws governing government contracts differ from the laws governing private contracts and government contracts may contain pricing terms and conditions that are not applicable to private contracts. We are also subject to investigation for compliance with the regulations governing government contracts. A failure to comply with these regulations could result in suspension of these contracts, criminal, civil and administrative penalties or debarment.
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

THERMO FISHER SCIENTIFIC INC.
A violation of data privacy or data protection laws could adversely harm our operating results and financial condition, damage our reputation or otherwise materially harm our business. As a global organization, we are subject to data privacy and data protection laws, rules, and customer-imposed controls as a result of producing, collecting, processing, storing and transmitting confidential, personal and/or sensitive data in the course of our business. A significant number of countries where we operate have enacted privacy or data protection laws, rules and regulations, the majority of which have extraterritorial scope, creating significant compliance challenges as we seek to maintain our global reach, with significant penalties for non-compliance, based on total worldwide annual revenue from the preceding financial year. In some cases, there are restrictions on the transfer of personal data outside the home country. More recently, privacy and data protection regulators are paying special attention to emerging issues linked to new digital technologies, such as the use of AI, biometrics, and surveillance technologies, which pose unique challenges to existing privacy and data protection paradigms. For example, in the U.S., individual states regulate data breach and security requirements, and multiple governmental bodies assert authority over aspects of the protection of personal privacy. European laws require us to have an approved legal mechanism to transfer personal data out of Europe, and the EU GDPR imposes significantly stricter requirements in how we collect and process personal data. Several countries, such as China, have passed laws that require personal data relating to their citizens to be maintained on local servers and impose additional data transfer restrictions. Any actual or perceived noncompliance with these laws, rules and regulations, our internal policies and procedures or our contracts governing the processing of personal data could result in significant consequences, including, among other things, business interruption, sanctions and significant pecuniary fines, regulatory inquiries and investigations, adverse publicity, loss of competitive advantage and customer trust, as well as privacy litigation and civil lawsuits with damages, any of which may adversely affect our business, reputation and financial statements. The importance of privacy and data protection laws, rules and regulations for our industry specifically is constantly growing, as personal data is an integral part of doing business in our sectors, and the legal standards are evolving and becoming more complex worldwide.
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

THERMO FISHER SCIENTIFIC INC.
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
Our reputation, ability to do business and financial statements may be impaired by improper conduct by any of our employees, agents, business partners or other third parties. We have internal controls and compliance systems to protect the company against acts committed by employees, agents or businesses that we acquire that would violate U.S. and/or non-U.S. laws, including the laws governing payments to government officials, bribery, fraud, kickbacks and false claims, pricing, sales and marketing practices, conflicts of interest, competition, employment practices and workplace behavior, export and import compliance, money laundering and data privacy, but these controls and systems may not be sufficient to prevent every such wrongful act. In particular, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act 2010 and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business, and we operate in many parts of the world that have experienced governmental corruption to some degree. Any such improper actions or allegations of such acts could damage our reputation and subject us to civil or criminal investigations in the U.S. and in other jurisdictions and related shareholder lawsuits, could lead to substantial civil and criminal, monetary and nonmonetary penalties and could cause us to incur significant legal and investigatory fees. In addition, the government may seek to hold us liable for violations committed by companies which we acquire. We also rely on our suppliers to adhere to our supplier standards of conduct, and material violations of such standards of conduct could occur that could have a material effect on our business, reputation and financial statements. Improper or unauthorized use of AI by our employees or third parties working on our behalf could create additional risks, including exposure of confidential information, errors in output, or the generation of inaccurate, misleading or biased results, which could negatively impact our customers, stakeholders and reputation. In addition, any allegations of issues resulting from the misuse of our products could, even if untrue, adversely affect our reputation and our customers’ willingness to purchase products from us. Any such allegations could cause us to lose customers and divert our resources from other tasks, which could materially and adversely affect our business and operating results.
Our inability to protect our intellectual property could have a material adverse effect on our business. In addition, third parties may claim that we infringe their intellectual property, and we could suffer significant litigation or licensing expense as a result. We place considerable emphasis on obtaining patent and trade secret protection for significant new technologies, products and processes because of the length of time and expense associated with bringing new products through the development process and into the marketplace. Our success depends in part on our ability to develop patentable products and obtain, defend and enforce patent protection for our products both in the U.S. and in other countries. We own numerous U.S. and foreign patents, and we intend to file additional applications, as appropriate, for patents covering our products. Patents may not be issued for any pending or future patent applications owned by or licensed to us, and the claims allowed under any issued patents may not be sufficiently broad to protect our technology. Any issued patents owned by or licensed to us may be challenged, invalidated or circumvented, and the rights under these patents may not provide us with competitive advantages. The integration of AI, including generative AI, into our products, services or internal operations may expose us to increased risks of intellectual property infringement or misappropriation. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture increased market position. We could incur substantial costs to defend ourselves in suits brought against us or in suits in which we may assert our patent rights against others. An unfavorable outcome of any such litigation could materially adversely affect our business and results of operations.
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
In December 2021, the Organization for Economic Cooperation and Development (“OECD”) published a proposal for the establishment of a global minimum tax rate of 15% (the “Pillar Two rule”). As of December 31, 2025, numerous countries where we operate have enacted legislation, or have indicated their intent to adopt legislation, to implement certain aspects of the Pillar Two rules. The OECD and implementing countries are expected to continue to make further revisions to their legislation and release additional guidance. We are closely monitoring developments of the Pillar Two rule and are currently evaluating the potential impacts in each of the countries in which we operate; however, we currently do not expect the Pillar Two rule to have a material impact on our effective tax rate.
Our existing and future indebtedness may restrict our investment opportunities or limit our activities and negatively impact our credit ratings. As of December 31, 2025, we had approximately $39.38 billion in outstanding indebtedness. In addition, we have availability to borrow under a revolving credit facility that provides for up to $5.00 billion of unsecured multi-currency revolving credit (the Facility). We may also obtain additional long-term debt and lines of credit to meet future financing needs, which would have the effect of increasing our total leverage.
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
Cybersecurity Governance and Oversight
The Board of Directors has delegated the oversight of cybersecurity risks to the Audit Committee. Our cybersecurity program is led by the company’s senior vice president and chief information officer, along with our vice president and chief information security officer (CISO). Management provides an operational update to the Audit Committee each quarter. In addition, the Audit Committee and our full Board of Directors receive an annual overview of the cybersecurity program, cybersecurity threat landscape, investments, and opportunities to enhance the company’s systems and security of products and operations.
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
Our senior vice president and chief information officer, and vice president and CISO, and vice president and chief product security officer have each served in various roles in IT and information security for over 20 years. These individuals’ knowledge and experience along with the culture and talent of the corporate IT security team organization are instrumental in developing and executing our cybersecurity strategies. The CISO meets with senior leadership to review and discuss the cybersecurity program, including emerging cybersecurity risks, threats and industry trends.
Cybersecurity is integrated into the risk management process for the company through various corporate mechanisms, including quarterly business reviews, annual budget planning, and targeted risk-based engagements.

THERMO FISHER SCIENTIFIC INC.
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
Holders of Common Stock
As of January 31, 2026, the company had 2,044 holders of record of its common stock. This does not include holdings in street or nominee names.
Issuer Purchases of Equity Securities
There was no share repurchase activity for the company’s fourth quarter of 2025. On November 6, 2025, the Board of Directors authorized the repurchase of up to $5.00 billion the company’s common stock. Early in the first quarter of 2026, the company repurchased $3.00 billion (4.9 million shares). At February 26, 2026, $2.00 billion was available for future repurchases of the company’s common stock under this authorization.
Item 6.    Reserved
Not applicable.
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Reference is made throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations to Notes to the Consolidated Financial Statements, which begin on page 29 of this report. Management’s Discussion and Analysis of Financial Condition and Results of Operations for 2023 is included in Item 7 of the company’s 2024 Annual Report on Form 10-K filed with the Securities and Exchange Commission.
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

THERMO FISHER SCIENTIFIC INC.
Consolidated Results

(Dollars in millions except per share amounts)	2025	2024	Change
Revenues	$44,556	$42,879	4%
GAAP operating income	$7,746	$7,337	6%
GAAP operating income margin	17.4%	17.1%	0.3	pt
Adjusted operating income (non-GAAP measure)	$10,109	$9,707	4%
Adjusted operating income margin (non-GAAP measure)	22.7%	22.6%	0.1	pt
GAAP diluted earnings per share (EPS) attributable to Thermo Fisher Scientific Inc.	$17.74	$16.53	7%
Adjusted earnings per share (non-GAAP measure)	$22.87	$21.86	5%
Organic Revenue Growth

Revenue growth	4%
Impact of acquisitions	1%
Impact of currency translation	1%
Organic revenue growth (non-GAAP measure)	2%
During 2025, revenues grew in the pharma and biotech market due to increased demand from customers, partially offset by reduced demand for COVID-19 vaccine and therapy related products and services. Revenues in the academic and government market declined, driven by customer hesitancy in a more uncertain environment in the U.S. and macro conditions in China. Revenue to customers in the industrial and applied market grew. Revenues to customers in the diagnostics and healthcare market were flat. During 2025, sales grew in North America, Europe and Asia-Pacific, but declined in China. Contributions to organic revenue during 2025 were led by the Laboratory Products and Biopharma Services and Life Sciences Solutions segments.
The company continues to execute its proven growth strategy which consists of three pillars:
•High-impact innovation;
•Our trusted partner status with customers; and
•Our unparalleled commercial engine.
GAAP operating income margin and adjusted operating income margin increased in 2025 due primarily to very strong productivity improvements, partially offset by unfavorable business mix and strategic investments. GAAP operating income margin in 2025 also benefited from lower amortization expense when compared to 2024; however, this was partially offset by higher transaction-related costs. We estimate that charges for restructuring and related actions incurred for headcount reductions and facility consolidations, which were approximately $0.3 billion in 2025 and $0.3 billion in 2024, will realize annual cost savings of approximately $0.5 billion and $0.2 billion, respectively, primarily due to reduced employee and facility expenses.
The company’s references to strategic investments generally refer to targeted spending for enhancing commercial capabilities, including expansion of geographic sales reach and e-commerce platforms, marketing initiatives, expanded service and operational infrastructure, research and development projects and other expenditures to enhance the customer experience, as well as incentive compensation and recognition for employees. The company’s references throughout this discussion to productivity improvements generally refer to the impact of its Practical Process Improvement (PPI) Business System to address inflation, drive cost efficiencies and improve profitability. The benefits of PPI include optimized price realization, reduced costs resulting from implementing continuous improvement methodologies, global sourcing initiatives, a lower cost structure following restructuring actions including headcount reductions and consolidation of facilities, and low cost region manufacturing.
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
On September 1, 2025, the company acquired, within the Life Sciences Solutions segment, our filtration and separation business, a leading provider of purification and filtration technologies used in the production of biologics as well as in medical technologies and industrial applications, from Solventum Corporation. The business strengthens the segment’s bioproduction offerings with advanced filtration technologies that improve quality and efficiency across upstream and downstream workflows. In addition, its industrial filtration and membrane solutions will expand our reach into industries including battery, semiconductor and medical device manufacturing.

THERMO FISHER SCIENTIFIC INC.
Segment Results
The company’s management evaluates segment operating performance using operating income before certain charges/credits as defined in Note 11. Accordingly, the following segment data are reported on this basis.

(Dollars in millions)	2025	2024
Revenues
Life Sciences Solutions	$10,374	$9,631
Analytical Instruments	7,554	7,463
Specialty Diagnostics	4,676	4,512
Laboratory Products and Biopharma Services	23,984	23,157
Eliminations	(2,033)	(1,885)
Consolidated revenues	$44,556	$42,879

Life Sciences Solutions							Organic (non-GAAP measure)
(Dollars in millions)	2025	2024	Total Change		Acquisitions/ Divestitures	Currency Translation
Revenues	$10,374	$9,631	8%		3%	1%	3%
Segment income	3,768	3,503	8%
Segment income margin	36.3%	36.4%	(0.1)	pt
The increase in organic revenues in 2025 was driven by the bioproduction business. On a reported basis, the bioproduction business grew $548 million, driven by higher demand from pharma and biotech customers, as well as the impact from the 2025 acquisition of the filtration and separation business. Genetic sciences grew $82 million, driven by the 2024 acquisition of Olink. The decrease in segment income margin resulted primarily from the impact from acquisitions, unfavorable business mix, and strategic investments, partially offset by very strong productivity improvements.

Analytical Instruments							Organic (non-GAAP measure)
(Dollars in millions)	2025	2024	Total Change		Acquisitions/ Divestitures	Currency Translation
Revenues	$7,554	$7,463	1%		0%	1%	0%
Segment income	1,736	1,955	(11)%
Segment income margin	23.0%	26.2%	(3.2)	pt
Organic revenues were flat in 2025 primarily due to growth in the electron microscopy and chromatography and mass spectrometry businesses, largely offset by declines in the chemical analysis business. On a reported basis, the electron microscopy business and chromatography and mass spectrometry business grew $87 million and $83 million, respectively, partially offset by a decline of $78 million in the chemical analysis business. The decrease in segment income margin resulted primarily from the impacts of tariffs and related foreign exchange, strategic investments, and unfavorable business mix, partially offset by strong productivity improvements.

Specialty Diagnostics							Organic (non-GAAP measure)
(Dollars in millions)	2025	2024	Total Change		Acquisitions/ Divestitures	Currency Translation
Revenues	$4,676	$4,512	4%		0%	1%	2%
Segment income	1,256	1,159	8%
Segment income margin	26.9%	25.7%	1.2	pt
The increase in organic revenues in 2025 was led by growth in the healthcare market channel and the transplant diagnostics business. On a reported basis, the clinical diagnostic business grew $52 million, the immunodiagnostics business grew $48 million, and the transplant diagnostics business grew $37 million, which were the principal drivers of reported revenue growth in the segment. The increase in segment income margin was due to strong productivity improvements.

THERMO FISHER SCIENTIFIC INC.

Laboratory Products and Biopharma Services							Organic (non-GAAP measure)
(Dollars in millions)	2025	2024	Total Change		Acquisitions/ Divestitures	Currency Translation
Revenues	$23,984	$23,157	4%		0%	1%	3%
Segment income	3,350	3,090	8%
Segment income margin	14.0%	13.3%	0.7	pt
The increase in organic revenues in 2025 primarily due to growth in the research and safety market channel and the pharma services business, partially offset by moderation in COVID-19 vaccines and therapies-related activity. On a reported basis, the pharma services business and research and safety market channel grew $457 million and $422 million, respectively. The increase in segment income margin was primarily due to exceptionally strong productivity improvements, partially offset by unfavorable business mix and strategic investments.
Non-operating Items

(Dollars in millions)	2025	2024
Net interest expense	$426	$312
GAAP other income/(expense)	(12)	12
Adjusted other income/(expense) (non-GAAP measure)	(19)	(6)
GAAP tax rate	7.5%	9.3%
Adjusted tax rate (non-GAAP measure)	10.4%	10.5%
Weighted average diluted shares	378	383
Net interest expense (interest expense less interest income) increased due primarily to lower cash, and cash equivalents and short-term investments balances, as well as lower interest rates on these balances when compared to 2024. See additional discussion under the caption “Liquidity and Capital Resources” below. In 2025 and 2024, the company’s net interest expense was reduced by approximately $283 million and $264 million, respectively, as a result of its interest rate swap and cross-currency interest rate swap arrangements (Note 10).
GAAP other income/(expense) and adjusted other income/(expense) includes currency transaction gains/losses on non-operating monetary assets and liabilities, and net periodic pension benefit cost/(income), excluding the service cost component. GAAP other income/(expense) in 2025 and 2024 also includes $14 million and $20 million, respectively, of net gains/(losses) on investments. GAAP other income/(expense) in 2025 also includes $8 million of settlement charges for pension plans.
The company’s GAAP and adjusted tax rates in 2025 were impacted by a $269 million deferred tax benefit resulting from the recognition of tax attributes related to domestication transactions, a deferred tax benefit of $153 million related to capital losses generated as part of intra-entity transactions, a $158 million benefit in jurisdictions where the deferred tax assets are now expected to be realized due to forecasted income, and a $93 million tax benefit from tax return reassessments. The company’s GAAP rate was also impacted by $51 million of tax expense related to tax legislation enacted during the third quarter of 2025 (Note 7).
The company’s 2024 GAAP and adjusted tax rates were impacted by tax benefits of $459 million, primarily in jurisdictions where the deferred tax assets are now expected to be realized due to forecasted income. The company’s GAAP tax rate in 2024 was also impacted by $176 million of expense, net, for a provision associated with a tax audit.
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
The company expects its GAAP effective tax rate in 2026 will be between 7% and 9% based on currently forecasted rates of profitability in the countries in which the company conducts business and expected generation of foreign tax credits. The effective tax rate can vary significantly from period to period as a result of discrete income tax factors and events. The company expects its adjusted tax rate will be approximately 11.5% in 2026.
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

THERMO FISHER SCIENTIFIC INC.
Equity in earnings/losses of unconsolidated entities was impacted by an $88 million impairment of an equity method investment in 2024.
Weighted average diluted shares decreased in 2025 compared to 2024 due to share repurchases.
Liquidity and Capital Resources
The company’s proven growth strategy has enabled it to generate free cash flow as well as access the capital markets. The company deploys its capital primarily via mergers and acquisitions and secondarily via share buybacks and dividends.

	December 31,	December 31,
(In millions)	2025	2024
Cash and cash equivalents	$9,852	$4,009
Short-term investments	253	1,561
Total debt	39,384	31,275
Approximately half of the company’s cash balances and cash flows from operations are generated outside the U.S. The company uses its non-U.S. cash for needs outside of the U.S., including acquisitions, capacity expansion, and repayment of third-party foreign debt by foreign subsidiaries. In addition, the company also transfers cash to the U.S. using non-taxable intercompany transactions, including loans and returns of capital, as well as dividends where the related U.S. dividend received deduction or foreign tax credit equals any tax cost arising from the dividends. As a result of using such means of transferring cash to the U.S., the company does not expect any material adverse liquidity effects from its significant non-U.S. cash balances for the foreseeable future.
The company believes that its existing cash and cash equivalents and its future cash flow from operations together with available borrowing capacity under its revolving credit agreement will be sufficient to meet the cash requirements of its existing businesses for the foreseeable future, including at least the next 24 months.
As of December 31, 2025, the company’s short-term obligations and current maturities of long-term obligations totaled $3.53 billion. The company has a revolving credit facility with a bank group that provides up to $5.00 billion of unsecured multi-currency revolving credit (Note 3). If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of December 31, 2025, no borrowings were outstanding under the company’s revolving credit facility, although available capacity was reduced by immaterial outstanding letters of credit.

(In millions)	2025	2024
Net cash provided by operating activities	$7,818	$8,667
Net cash used in investing activities	(4,047)	(5,841)
Net cash provided by (used in) financing activities	1,801	(6,792)
Free cash flow (non-GAAP measure)	6,337	7,324
Operating Activities
During 2025, cash provided by income was offset in part by investments in working capital. Increases in accounts receivable used cash of $0.43 billion and changes in contract assets/liabilities used cash of $0.38 billion. An increase in accounts payable provided cash of $0.42 billion. Changes in other assets and liabilities used cash of $1.31 billion primarily due to the timing of payments for income taxes. Cash payments for income taxes were $1.78 billion during 2025.
During 2024, net income provided substantially all cash from operating activities. Changes in working capital were not significant. Cash payments for income taxes were $1.83 billion during 2024.
Investing Activities
During 2025, acquisitions used cash of $4.04 billion. The company’s investing activities also included $1.52 billion for the purchase of property, plant and equipment for capacity and capability investments, as well as $1.18 billion of proceeds from net sales of investments.
During 2024, acquisitions used cash of $3.13 billion. The company’s investing activities also included net purchases of investments of $1.63 billion, primarily to provide additional interest income, as well as $1.40 billion for the purchase of property, plant and equipment for capacity and capability investments.
The company expects that for all of 2026, expenditures for property, plant and equipment, net of disposals, will be between $1.8 billion and $2.0 billion.

THERMO FISHER SCIENTIFIC INC.
Financing Activities
During 2025, issuance of debt provided $7.76 billion of cash. Repayment of debt used cash of $2.41 billion. The company’s financing activities also included the repurchase of $3.00 billion of the company’s common stock (5.8 million shares) and the payment of $0.64 billion in cash dividends. On November 6, 2025, the Board of Directors authorized the repurchase of up to $5.00 billion of the company’s common stock. Early in the first quarter of 2026, the company repurchased $3.00 billion (4.9 million shares) of the company's common stock. At February 26, 2026, $2.00 billion was available for future repurchases of the company’s common stock under this authorization.
In the first quarter of 2026, the company issued $3.80 billion of senior notes (Note 3).
During 2024, issuance of debt provided $1.20 billion of cash. Repayment of debt used cash of $3.61 billion. The company’s financing activities also included the repurchase of $4.00 billion of the company's common stock (7.4 million shares) and the payment of $0.58 billion in cash dividends.
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
In addition to the obligations on the balance sheet at December 31, 2025, which include, but are not limited to the agreement to acquire Clario Holdings, Inc. (Note 12), pension obligations (Note 14), unrecognized tax benefits (Note 7), debt (Note 3), operating leases (Note 13), and contingent consideration (Note 4), the company also has unconditional purchase obligations in the ordinary course of business that include agreements to purchase goods, services or fixed assets, pay royalties, and fund capital commitments pursuant to investments held by the company (Note 5).
Non-GAAP Measures
In addition to the financial measures prepared in accordance with GAAP, we use certain non-GAAP financial measures such as organic revenue growth, which is reported revenue growth, excluding the impacts of revenues from acquired/divested businesses and the effects of currency translation. We report organic revenue growth because Thermo Fisher management believes that in order to understand the company’s short-term and long-term financial trends, investors may wish to consider the impact of acquisitions/divestitures and foreign currency translation on revenues. Thermo Fisher management uses organic revenue growth to forecast and evaluate the operational performance of the company as well as to compare revenues of current periods to prior periods.
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

(Dollars in millions except per share amounts)	2025		2024

Reconciliation of adjusted operating income and adjusted operating income margin
GAAP operating income	$7,746	17.4%	$7,337	17.1%
Cost of revenues adjustments (a)	64	0.1%	47	0.1%
Selling, general and administrative expenses adjustments (b)	207	0.5%	(8)	0.0%
Restructuring and other costs (c)	362	0.8%	379	0.9%
Amortization of acquisition-related intangible assets	1,730	3.9%	1,952	4.6%
Adjusted operating income (non-GAAP measure)	$10,109	22.7%	$9,707	22.6%

Reconciliation of adjusted other income/(expense)
GAAP other income/(expense)	$(12)		$12
Adjustments (d)	(6)		(19)
Adjusted other income/(expense) (non-GAAP measure)	$(19)		$(6)

Reconciliation of adjusted tax rate
GAAP tax rate	7.5%		9.3%
Adjustments (e)	2.9%		1.2%
Adjusted tax rate (non-GAAP measure)	10.4%		10.5%

Reconciliation of adjusted earnings per share
GAAP diluted earnings per share (EPS) attributable to Thermo Fisher Scientific Inc.	$17.74		$16.53
Cost of revenues adjustments (a)	0.17		0.12
Selling, general and administrative expenses adjustments (b)	0.55		(0.02)
Restructuring and other costs (c)	0.96		0.99
Amortization of acquisition-related intangible assets	4.58		5.09
Other income/expense adjustments (d)	(0.02)		(0.05)
Income taxes adjustments (e)	(1.21)		(0.86)
Equity in earnings/losses of unconsolidated entities	0.11		0.11
Noncontrolling interests adjustments (f)	0.00		(0.05)
Adjusted EPS (non-GAAP measure)	$22.87		$21.86

Reconciliation of free cash flow
GAAP net cash provided by operating activities	$7,818		$8,667
Purchases of property, plant and equipment	(1,525)		(1,400)
Proceeds from sale of property, plant and equipment	44		57
Free cash flow (non-GAAP measure)	$6,337		$7,324
(a)Adjusted results exclude accelerated depreciation on manufacturing assets to be abandoned due to facility consolidations and charges for the sale of inventory revalued at the date of acquisition. Adjusted results in 2025 exclude $4 million of transaction-related costs. Adjusted results in 2024 also exclude $13 million of charges for inventory write-downs associated with large-scale abandonment of product lines.

THERMO FISHER SCIENTIFIC INC.
(b)Adjusted results exclude certain third-party expenses, principally transaction/integration costs, charges/credits for changes in estimates of contingent acquisition consideration, charges associated with product liability litigation, and accelerated depreciation on fixed assets to be abandoned due to facility consolidations.
(c)Adjusted results exclude restructuring and other costs consisting principally of severance, impairments of long-lived assets, net charges/credits for pre-acquisition litigation and other matters, net gains/losses on the sale of real estate, charges for environmental-related matters, and abandoned facility and other expenses of headcount reductions and real estate consolidations. Adjusted results in 2025 also exclude $51 million of charges for disposition of a consolidated joint venture.
(d)Adjusted results exclude net gains/losses on investments. Adjusted results in 2025 also exclude $8 million of settlement charges for pension plans.
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
Goodwill
The company evaluates goodwill for impairment annually and when events occur or circumstances change that would more likely than not reduce the fair value of an asset below its carrying amount. Events or circumstances that might require an interim evaluation include unexpected adverse business conditions, economic factors, unanticipated technological changes or competitive activities, loss of key personnel and acts by governments and courts, among others. Goodwill totaled $49.36 billion at December 31, 2025 (Note 2). Estimates of discounted future cash flows require assumptions related to revenue and operating income margin growth rates, discount rates and other factors. The company also considers (i) peer revenues and earnings trading multiples from companies that have operational and financial characteristics that are similar to the respective reporting units and (ii) estimated weighted average costs of capital. Different assumptions from those made in the company’s analysis could materially affect projected cash flows and the company’s evaluation of goodwill for impairment.
The company performed the quantitative goodwill impairment test for all of its reporting units, except as discussed below. Determinations of fair value based on projections of discounted cash flows, which generally increased from the prior year projections primarily due to lower discount rates, and based on peer revenues and earnings trading multiples, which were generally consistent with the prior year, were sufficient to conclude that no impairments of goodwill existed at the end of the tenth fiscal month of 2025, the date of the company’s annual impairment testing. There were no interim impairments of goodwill in 2025. There can be no assurance, however, that adverse events or conditions will not cause the fair values of these

THERMO FISHER SCIENTIFIC INC.
assets to decline. Should the fair values of the company’s reporting units decline because of reduced operating performance, market declines, or other indicators of impairment, or as a result of changes in the discount rates, charges for impairment may be necessary.
With the completion of the filtration and separation business acquisition in September 2025, the company established a new reporting unit that solely consists of the legacy business, the book carrying value of which equaled its fair value as of the acquisition date. During its annual 2025 goodwill impairment assessment, the company performed a qualitative assessment of this reporting unit and determined that no events had occurred and no circumstances had changed that would more-likely-than-not reduce the fair value of the reporting unit below its carrying amount. As a result, the company did not perform the quantitative goodwill impairment test for this reporting unit. Given that the fair value of the reporting unit was not substantially in excess of its carrying value as of the annual 2025 assessment date, relatively small decreases in future cash flows versus anticipated results, decreases in peer trading multiples and/or increases in the weighted average cost of capital could result in impairment of goodwill. The reporting unit consisting of the filtration and separation business had $2.10 billion of goodwill, and an overall carrying value of $4.01 billion as of December 31, 2025.
Definite-lived Intangible Assets
Definite-lived intangible assets totaled $14.60 billion at December 31, 2025 (Note 2). Certain definite-lived intangible assets have largely independent cash flows. The company reviews these definite-lived intangible assets for impairment individually when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Actual cash flows arising from a particular intangible asset could vary from projected cash flows, which could imply different carrying values from those established at the dates of acquisition and which could result in impairment of such asset. Most of the company’s definite-lived intangible assets are used in conjunction with other assets, such as property, plant and equipment and operating lease right-of-use assets. In these situations, the company considers the asset groups to be the units of account for impairment testing. The company recorded definite-lived intangible asset impairments of $0.01 billion in 2023.
Income Taxes
Unrecognized Tax Benefits
In the ordinary course of business there is inherent uncertainty in quantifying the company’s income tax positions. The company assesses income tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the company has recorded the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Should tax return positions that the company expects are sustainable not be sustained upon audit, the company could be required to record an incremental tax provision for such taxes. The company’s liability for these unrecognized tax benefits totaled $0.42 billion at December 31, 2025, compared to $0.52 billion at December 31, 2024, primarily as a result of audit settlements and reductions of prior year tax positions (Note 7).
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
Valuation Allowances
The company estimates the degree to which tax assets will result in a benefit, after consideration of all positive and negative evidence, and provides a valuation allowance for tax assets that it believes will more likely than not go unused. In situations in which the company has been able to determine that its deferred tax assets will be realized, that determination generally relies on future reversals of taxable temporary differences and expected future taxable income. If it becomes more likely than not that a tax asset will be used, the company reverses the related valuation allowance. Any such reversals are recorded as a reduction of the company’s tax provision. The company’s tax valuation allowance totaled $3.56 billion and $1.04 billion at December 31, 2025 and December 31, 2024, respectively (Note 7). Should the company’s actual future taxable income by tax jurisdiction vary from estimates, additional allowances or reversals thereof may be necessary.

THERMO FISHER SCIENTIFIC INC.
Recent Accounting Pronouncements
A description of recently issued accounting standards is included under the heading “Recent Accounting Pronouncements” in Note 1.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
The company is exposed to market risk from changes in interest rates and currency exchange rates, which could affect its future results of operations and financial condition. The company manages its exposure to these risks through its regular operating and financing activities. The company has periodically hedged interest rate risks of fixed-rate instruments with offsetting interest rate swaps. Additionally, the company uses short-term forward and option contracts primarily to hedge certain balance sheet and operational exposures resulting from changes in currency exchange rates. Such exposures result from purchases, sales, cash and intercompany loans that are denominated in currencies other than the functional currencies of the respective operations. The currency exchange contracts principally hedge transactions denominated in euro, Canadian dollars, British pounds sterling, Swiss franc, Swedish krona, Singapore dollars, and Hong Kong dollars. Income and losses arising from these derivative contracts are recognized as offsets to losses and income resulting from the underlying exposure being hedged. The company does not enter into speculative derivative agreements.
Interest Rates
The company is exposed to changes in interest rates while conducting normal business operations as a result of ongoing investing and financing activities, which affect the company’s debt as well as cash and cash equivalents. As of December 31, 2025, the company’s debt portfolio was comprised primarily of fixed rate borrowings. The fair market value of the company’s fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The total estimated fair value of the company’s debt at December 31, 2025 was $36.61 billion (Note 4). Fair values were determined from available market prices using current interest rates and terms to maturity. If interest rates were to decrease by 100 basis points, the fair value of the company’s debt at December 31, 2025 would increase by approximately $2.45 billion. If interest rates were to increase by 100 basis points, the fair value of the company’s debt at December 31, 2025 would decrease by approximately $2.19 billion.
In addition, the fair value of the company’s cross-currency interest rate swap arrangements is subject to interest rate risk. If interest rates were to decrease by 100 basis points, the fair value of the company’s cross-currency interest rate swaps at December 31, 2025 would decrease by approximately $0.28 billion. If interest rates were to increase by 100 basis points, the fair value of the company’s cross-currency interest rate swaps at December 31, 2025 would increase by approximately $0.62 billion.
In addition, interest rate changes would result in a change in the company’s interest expense due to variable-rate debt instruments including swap arrangements. In 2025, a 100 basis point increase in interest rates on the swap arrangements and variable-rate debt would have increased the company’s annual pre-tax interest expense by approximately $3 million.
Currency Exchange Rates
The company views its investments in international subsidiaries with a functional currency other than the U.S. dollar as permanent. The company’s investment in international subsidiaries is sensitive to fluctuations in currency exchange rates. The functional currencies of the company’s international subsidiaries are principally denominated in British pounds sterling, euro, Swedish krona, Canadian dollars and Norwegian kroner. The effect of a change in the period ending currency exchange rates on the company’s net investment in international subsidiaries is reflected in the “accumulated other comprehensive income/(loss)” component of shareholders’ equity. The company also uses foreign currency-denominated debt to partially hedge its net investments in foreign operations against adverse movements in exchange rates. A 10% depreciation in year-end 2025 functional currencies, relative to the U.S. dollar, would result in a reduction of shareholders’ equity of approximately $2.93 billion.
The fair value of forward currency exchange contracts is sensitive to changes in currency exchange rates. The fair value of forward currency exchange contracts is the estimated amount that the company would pay or receive upon termination of the contract, taking into account the change in currency exchange rates. A 10% depreciation in year-end 2025 non-functional currency exchange rates related to the company’s contracts would result in an additional unrealized gain on forward currency exchange contracts of $49 million. A 10% appreciation in year-end 2025 non-functional currency exchange rates related to the company’s contracts would result in an additional unrealized loss on forward currency exchange contracts of $40 million. The unrealized gains or losses on forward currency exchange contracts resulting from changes in currency exchange rates are expected to approximately offset losses or gains on the exposures being hedged.
Certain of the company’s cash and cash equivalents are denominated in currencies other than the functional currency of the depositor and are sensitive to changes in currency exchange rates. A 10% depreciation in the related year-end 2025 non-functional currency exchange rates applied to such cash balances would result in a negative impact of $12 million on the company’s net income.

THERMO FISHER SCIENTIFIC INC.
Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Thermo Fisher Scientific Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Thermo Fisher Scientific Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of income, of comprehensive income, of redeemable noncontrolling interest and equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Management’s Annual Report on Internal Control Over Financial Reporting, management has excluded the filtration and separation business, which was acquired by the company from Solventum Corporation, from its assessment of internal control over financial reporting as of December 31, 2025, because it was acquired by the Company in a purchase business combination during 2025. We have also excluded the filtration and separation business from our audit of internal control over financial reporting. The filtration and separation business’s total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 1% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025.

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
Income taxes
As described in Note 7 to the consolidated financial statements, the Company’s provision for income taxes for the year ended December 31, 2025 was $547 million. The Company has deferred tax assets, net, of $249 million (including a valuation allowance of $3,561 million) and unrecognized tax benefits of $419 million as of December 31, 2025. As disclosed by management, the Company operates in numerous countries under many legal forms and, as a result, is subject to the jurisdiction of numerous domestic and non-U.S. tax authorities, as well as to tax agreements and treaties among these governments. Determination of taxable income in any jurisdiction requires management to interpret the related tax laws and regulations and to use estimates and assumptions regarding significant future events, such as the amount, timing and character of deductions, permissible revenue recognition methods under the tax law and the sources and character of income and tax credits. Management assesses income tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, management has recorded the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Management estimates the degree to which tax assets will result in a benefit, after consideration of all positive and negative evidence, and provides a valuation allowance for tax assets that it believes will more likely than not go unused. In situations in which management has been able to determine that the Company’s deferred tax assets will be realized, that determination generally relies on future reversals of taxable temporary differences and expected future taxable income. If it becomes more likely than not that a tax asset will be used, management reverses the related valuation allowance.
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

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 26, 2026

We have served as the Company’s auditor since 2002.

THERMO FISHER SCIENTIFIC INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(In millions except share and per share amounts)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$9,852	$4,009
Short-term investments	253	1,561
Accounts receivable, less allowances of $147 and $173	8,900	8,191
Inventories	5,425	4,978
Contract assets, net	1,666	1,435
Other current assets	2,612	1,964
Total current assets	28,707	22,137
Property, plant and equipment, net	10,565	9,306
Acquisition-related intangible assets, net	15,838	15,533
Other assets	5,871	4,492
Goodwill	49,362	45,853
Total assets	$110,343	$97,321

Liabilities, redeemable noncontrolling interest and equity
Current liabilities:
Short-term obligations and current maturities of long-term obligations	$3,533	$2,214
Accounts payable	3,622	3,079
Accrued payroll and employee benefits	1,995	1,988
Contract liabilities	2,710	2,852
Other accrued expenses	3,329	3,199
Total current liabilities	15,189	13,332
Deferred income taxes	1,493	1,268
Other long-term liabilities	4,273	3,989
Long-term obligations	35,852	29,061
Commitments and contingencies (Note 5)
Redeemable noncontrolling interest	122	120
Equity:
Thermo Fisher Scientific Inc. shareholders’ equity:
Preferred stock, $100 par value, 50,000 shares authorized; none issued	—	—
Common stock, $1 par value, 1,200,000,000 shares authorized; 445,160,301 and 443,841,240 shares issued	445	444
Capital in excess of par value	18,563	17,962
Retained earnings	59,156	53,102
Treasury stock at cost, 68,938,831 and 63,066,906 shares	(22,309)	(19,226)
Accumulated other comprehensive income/(loss)	(2,448)	(2,697)
Total Thermo Fisher Scientific Inc. shareholders’ equity	53,407	49,584
Noncontrolling interests	7	(33)
Total equity	53,415	49,551
Total liabilities, redeemable noncontrolling interest and equity	$110,343	$97,321

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	December 31,	December 31,	December 31,
(In millions except per share amounts)	2025	2024	2023
Revenues
Product revenues	$25,965	$25,034	$25,243
Service revenues	18,592	17,845	17,614
Total revenues	44,556	42,879	42,857
Costs and operating expenses:
Cost of product revenues	13,405	12,523	13,168
Cost of service revenues	12,913	12,654	12,589
Selling, general and administrative expenses	8,732	8,595	8,445
Research and development expenses	1,397	1,390	1,337
Restructuring and other costs	362	379	459
Total costs and operating expenses	36,810	35,542	35,998
Operating income	7,746	7,337	6,859
Interest income	993	1,078	879
Interest expense	(1,419)	(1,390)	(1,375)
Other income/(expense)	(12)	12	(65)
Income before income taxes	7,308	7,037	6,298
Benefit from/(provision for) income taxes	(547)	(657)	(284)
Equity in earnings/(losses) of unconsolidated entities	(41)	(42)	(59)
Net income	6,721	6,338	5,955
Less: net income/(loss) attributable to noncontrolling interests and redeemable noncontrolling interest	17	3	(40)
Net income attributable to Thermo Fisher Scientific Inc.	$6,704	$6,335	$5,995

Earnings per share attributable to Thermo Fisher Scientific Inc.
Basic	$17.77	$16.58	$15.52
Diluted	$17.74	$16.53	$15.45

Weighted average shares
Basic	377	382	386
Diluted	378	383	388

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	December 31,	December 31,	December 31,
(In millions)	2025	2024	2023
Comprehensive income/(loss)
Net income	$6,721	$6,338	$5,955
Other comprehensive income/(loss):
Cumulative translation adjustment:
Cumulative translation adjustment (net of tax provision (benefit) of $(386), $317 and $(134))	223	525	(69)
Reclassification adjustment for losses included in net income	6	—	—
Unrealized gains and losses on hedging instruments:
Reclassification adjustment for losses included in net income (net of tax benefit of $1, $1 and $2)	3	3	5
Pension and other postretirement benefit liability adjustments:
Pension and other postretirement benefit liability adjustments arising during the period (net of tax provision (benefit) of $4, $2 and $(22))	13	(12)	(69)
Amortization of net loss and prior service benefit included in net periodic pension cost (net of tax benefit of $1, $1 and $1)	5	4	—
Total other comprehensive income/(loss)	250	520	(133)
Comprehensive income/(loss)	6,970	6,858	5,822
Less: comprehensive income/(loss) attributable to noncontrolling interests and redeemable noncontrolling interest	17	(4)	(48)
Comprehensive income attributable to Thermo Fisher Scientific Inc.	$6,953	$6,862	$5,870

The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,	December 31,	December 31,
(In millions)	2025	2024	2023
Operating activities
Net income	$6,721	$6,338	$5,955
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	1,050	1,156	1,068
Amortization of acquisition-related intangible assets	1,730	1,952	2,338
Change in deferred income taxes	(639)	(1,209)	(1,300)
Stock-based compensation	310	301	278
Other net non-cash expenses	455	508	604
Changes in assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(426)	(171)	(43)
Inventories	(74)	(27)	598
Contract assets/liabilities	(375)	(162)	252
Accounts payable	421	212	(500)
Contributions to retirement plans	(42)	(45)	(42)
Other	(1,312)	(186)	(802)
Net cash provided by operating activities	7,818	8,667	8,406
Investing activities
Purchases of property, plant and equipment	(1,525)	(1,400)	(1,479)
Proceeds from sale of property, plant and equipment	44	57	87
Proceeds from cross-currency interest rate swap interest settlements	268	252	70
Acquisitions, net of cash acquired	(4,037)	(3,132)	(3,660)
Purchases of investments	(383)	(3,396)	(208)
Proceeds from sales and maturities of investments	1,565	1,770	15
Other investing activities, net	21	8	33
Net cash used in investing activities	(4,047)	(5,841)	(5,142)
Financing activities
Net proceeds from issuance of debt	7,759	1,204	5,942
Repayment of debt	(2,412)	(3,607)	(5,782)
Proceeds from issuance of commercial paper	1,095	—	1,620
Repayments of commercial paper	(1,095)	—	(1,935)
Purchases of company common stock	(3,000)	(4,000)	(3,000)
Dividends paid	(636)	(583)	(523)
Other financing activities, net	90	195	56
Net cash provided by/(used in) financing activities	1,801	(6,792)	(3,622)
Exchange rate effect on cash	267	(91)	(82)
Increase/(decrease) in cash, cash equivalents and restricted cash	5,839	(4,057)	(440)
Cash, cash equivalents and restricted cash at beginning of year	4,040	8,097	8,537
Cash, cash equivalents and restricted cash at end of year	$9,879	$4,040	$8,097
The accompanying notes are an integral part of these consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND EQUITY

	Redeemable Noncontrolling Interest	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income/(Loss)	Total Thermo Fisher Scientific Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
(In millions)		Shares	Amount			Shares	Amount
Balance at December 31, 2022	$116	441	$441	$16,743	$41,910	50	$(12,017)	$(3,099)	$43,978	$54	$44,032
Issuance of shares under stock plans	—	1	1	265	—	1	(88)	—	178	—	178
Stock-based compensation	—	—	—	278	—	—	—	—	278	—	278
Purchases of company common stock	—	—	—	—	—	5	(3,000)	—	(3,000)	—	(3,000)
Dividends declared ($1.40 per share)	—	—	—	—	(541)	—	—	—	(541)	—	(541)
Net income/(loss)	19	—	—	—	5,995	—	—	—	5,995	(59)	5,936
Other comprehensive income/(loss)	(3)	—	—	—	—	—	—	(125)	(125)	(5)	(130)
Contributions from (distributions to) noncontrolling interests	(14)	—	—	—	—	—	—	—	—	(1)	(1)
Excise tax from stock repurchases	—	—	—	—	—	—	(28)	—	(28)	—	(28)
Balance at December 31, 2023	118	442	442	17,286	47,364	56	(15,133)	(3,224)	46,735	(11)	46,724
Issuance of shares under stock plans	—	2	2	376	—	—	(67)	—	310	—	310
Stock-based compensation	—	—	—	301	—	—	—	—	301	—	301
Purchases of company common stock	—	—	—	—	—	7	(4,000)	—	(4,000)	—	(4,000)
Dividends declared ($1.56 per share)	—	—	—	—	(596)	—	—	—	(596)	—	(596)
Net income/(loss)	23	—	—	—	6,335	—	—	—	6,335	(20)	6,315
Other comprehensive income/(loss)	(6)	—	—	—	—	—	—	527	527	—	527
Contributions from (distributions to) noncontrolling interests	(14)	—	—	—	—	—	—	—	—	(1)	(1)
Excise tax from stock repurchases	—	—	—	—	—	—	(26)	—	(26)	—	(26)
Balance at December 31, 2024	120	444	444	17,962	53,102	63	(19,226)	(2,697)	49,584	(33)	49,551
Issuance of shares under stock plans	—	1	1	291	—	—	(59)	—	234	—	234
Stock-based compensation	—	—	—	310	—	—	—	—	310	—	310
Purchases of company common stock	—	—	—	—	—	6	(3,000)	—	(3,000)	—	(3,000)
Dividends declared ($1.72 per share)	—	—	—	—	(650)	—	—	—	(650)	—	(650)
Net income/(loss)	17	—	—	—	6,704	—	—	—	6,704	(1)	6,703
Other comprehensive income/(loss)	—	—	—	—	—	—	—	249	249	—	249
Contributions from (distributions to) noncontrolling interests	(16)	—	—	—	—	—	—	—	—	(2)	(2)
Excise tax from stock repurchases	—	—	—	—	—	—	(24)	—	(24)	—	(24)
Disposition	—	—	—	—	—	—	—	—	—	42	42
Balance at December 31, 2025	$122	445	$445	$18,563	$59,156	69	$(22,309)	$(2,448)	$53,407	$7	$53,415
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
Cash and Cash Equivalents
Cash equivalents consists principally of money market funds and other marketable securities purchased with a remaining maturity of three months or less. These investments are carried at cost, which approximates market value (Note 4).
Inventories
Inventories are valued at the lower of cost or net realizable value, cost being determined by the first-in, first-out (FIFO) method. The company periodically reviews quantities of inventories on hand and compares these amounts to the expected use of each product or product line. In addition, the company has certain inventory that is subject to fluctuating market pricing. The company records a charge to cost of sales for the amount required to reduce the carrying value of inventory to net realizable value. Costs associated with the procurement of inventories, such as inbound freight charges, purchasing and receiving costs, and internal transfer costs, are included in cost of revenues in the accompanying statement of income (Note 2).
Contract-related Balances
Accounts receivable include unconditional rights to consideration from customers, which generally represent billings that do not bear interest. The company maintains allowances for doubtful accounts for estimates of expected losses resulting from the inability of its customers to pay amounts due. The allowance for credit losses is the company’s best estimate of the amount of probable credit losses in existing accounts receivable. The company determines the allowance based on history of similarly aged receivables, the creditworthiness of the customer, reasons for delinquency, current economic conditions, expectations associated with future events and circumstances where reasonable and supportable forecasts are available and any other information that is relevant to the judgment. Receivables from academic and government customers as well as large, well-capitalized commercial customers have historically experienced less collectability risk. Account balances are charged off against the allowance when the company believes it is probable the receivable will not be recovered. The company does not have any off-balance-sheet credit exposure related to customers.

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
Noncurrent contract assets and noncurrent contract liabilities are included within other assets and other long-term liabilities in the accompanying balance sheets, respectively (Note 2).
Property, Plant and Equipment
Property, plant and equipment are recorded at cost. The costs of additions and improvements are capitalized, while maintenance and repairs are charged to expense as incurred. The company generally provides for depreciation and amortization using the straight-line method over the estimated useful lives of the property as follows: buildings and improvements, 25 to 40 years; machinery and equipment, 8 to 10 years; internal use software, 3 to 5 years; and leasehold improvements, the shorter of the term of the lease or the life of the asset. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are eliminated from the accounts and the resulting gain or loss is reflected in the accompanying statement of income (Note 2).
Acquisition-related Intangible Assets
Acquisition-related intangible assets include the costs of acquired customer relationships, product technology, trade names, backlog and other specifically identifiable intangible assets, and are being amortized using the straight-line method over their estimated useful lives, which range up to 20 years. The company uses the income approach to initially measure acquired customer relationships for which the key assumptions are typically estimated customer attrition rates and discount rates. The company reviews intangible assets for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. When impairment indicators exist, the company determines whether the carrying value of its intangible assets exceeds the related undiscounted cash flows. In these situations, the carrying value is written down to fair value.
In addition, the company has trade names that have indefinite lives and which are not amortized. Intangible assets with indefinite lives are reviewed for impairment annually or whenever events or changes in circumstances indicate they may be impaired. The company may perform an optional qualitative assessment. If the company determines that the fair value of the indefinite-lived intangible asset is more likely than not greater than its carrying amount, no additional testing is necessary. If not, or if the company bypasses the optional qualitative assessment, it writes the carrying value down to the fair value, if applicable (Note 2).
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
The company accounts for investments in businesses using the equity method when it has the ability to exercise significant influence but not control (generally between 20% and 50% ownership), is not the primary beneficiary and has not elected the fair value option. The company’s share of gains and losses in, and impairments of, equity method investments are recorded in equity in earnings/(losses) of unconsolidated entities. Equity investments that do not have readily determinable fair values and are not eligible for the net asset value (NAV) practical expedient are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investments of the same issuer. The company performs qualitative assessments to identify impairments of these investments. All gains and losses on non-equity method investments are recognized in other income/(expense).

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other Assets
Other assets in the accompanying balance sheet include operating lease right-of-use assets, investments, deferred tax assets, pension assets, insurance recovery receivables related to product liability matters, certain intangible assets and other assets.
Goodwill
The company assesses goodwill for impairment at the reporting unit level annually and whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Such events or circumstances generally include the occurrence of operating losses or a significant decline in earnings associated with one or more of the company’s reporting units. The company is permitted to first assess qualitative factors to determine whether the quantitative goodwill impairment test is necessary. If the qualitative assessment results in a determination that the fair value of a reporting unit is more likely than not less than its carrying amount, the company performs a quantitative goodwill impairment test. The company may bypass the qualitative assessment for the reporting unit in any period and proceed directly to the quantitative goodwill impairment test. The company estimates the fair value of its reporting units by using forecasts of discounted future cash flows and peer market multiples. The company would record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (limited to the amount of goodwill). The company determined that no impairments existed in 2025, 2024 or 2023 (Note 2).
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
The company determines the fair value of its insurance contracts by obtaining the cash surrender value of the contracts from the issuer. The fair value of derivative contracts is the estimated amount that the company would receive/pay upon liquidation of the contracts, taking into account the change in interest rates and currency exchange rates. The company initially measures acquisition-related contingent consideration at fair value. Changes to the fair values of contingent consideration are recorded in selling, general and administrative expenses. The company determines the fair value of its equity method and non-marketable equity investments that are not eligible for the NAV practical expedient by considering factors such as financial position, operating results and cash flows of the investee; recent transactions in the same or similar securities; significant recent events affecting the investee; the price paid by the company; among others (Note 4).
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
The company determines the probability and range of possible loss for its litigation and other contingencies based on the current status of each of these matters. A liability is recorded in the financial statements if it is believed to be probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The company establishes a liability that is an estimate of amounts expected to be paid in the future for events that have already occurred. The company accrues the most likely amount or at least the minimum of the range of probable loss when a range of probable loss can be estimated. The accrued liabilities are based on management’s judgment as to the probability of losses for asserted and unasserted claims and, where applicable, actuarially determined estimates. Accrual estimates are adjusted as additional information becomes known or payments are made. The amount of ultimate loss may differ from these estimates (Note 5).

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Foreign Currency Translation
All assets and liabilities of the company’s subsidiaries operating in non-U.S. dollar currencies are translated at period-end exchange rates. Resulting translation adjustments are reflected in the “accumulated other comprehensive income/(loss)” component of shareholders’ equity. Revenues and expenses are translated at average exchange rates for the period (Note 6).
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
From time to time when executing a restructuring or exit plan, the company also incurs costs other than termination benefits, such as lease termination costs, that are not associated with or will not be incurred to provide economic benefits to the company. These include costs that represent amounts under contractual obligations that exist prior to the restructuring plan communication date and will either continue after the restructuring plan is completed with no economic benefit or result in a penalty to cancel a contractual obligation. Such costs are recognized when incurred, which generally occurs at the contract termination or over the period from when a plan to abandon a leased facility is approved through the cease-use date but charges may continue over the remainder of the original contractual period (Note 6).

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Foreign Currency Transactions
Foreign currency-denominated monetary assets and liabilities are measured at the end of each reporting period using the exchange rates at that date. The resulting foreign currency transaction gains/(losses) are classified in cost of product revenue or cost of service revenue if the transaction relates to an operating activity. All other foreign currency transaction gains/(losses) are generally classified in other income/(expense). Accounting for financial instruments designated as net investment hedges is discussed below.
Earnings per Share
Basic earnings per share has been computed by dividing net income attributable to Thermo Fisher Scientific Inc. by the weighted average number of shares outstanding during the year. Except where the result would be antidilutive to net income attributable to Thermo Fisher Scientific Inc., diluted earnings per share has been computed using the treasury stock method for outstanding stock options and restricted units (Note 6).
Income Taxes
The company recognizes deferred income taxes based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using enacted tax rates in effect for the year in which the differences are expected to be reflected in the tax return. A valuation allowance is provided for tax assets that will more likely than not go unused. In situations in which the company has been able to determine that its deferred tax assets will be realized, that determination generally relies on future reversals of taxable temporary differences or expected future taxable income.
The financial statements reflect expected future tax consequences of uncertain tax positions that the company has taken or expects to take on a tax return presuming the taxing authorities’ full knowledge of the positions and all relevant facts, but without discounting for the time value of money (Note 7).
Derivative Contracts
The company is exposed to certain risks relating to its ongoing business operations including changes to interest rates and currency exchange rates. The company uses derivative instruments primarily to manage currency exchange and interest rate risks. The company recognizes derivative instruments as either assets or liabilities and measures those instruments at fair value. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income/(loss) until the hedged item is recognized in earnings. Derivatives that are not designated as hedges are recorded at fair value through earnings together with the corresponding, offsetting gains/(losses) on the underlying hedged transactions.
The company uses short-term forward and option currency exchange contracts primarily to hedge certain balance sheet and operational exposures resulting from changes in currency exchange rates, predominantly intercompany loans and cash balances that are denominated in currencies other than the functional currencies of the respective operations. The currency exchange contracts principally hedge transactions denominated in euro, Canadian dollars, British pounds sterling, Swiss franc, Swedish krona, Singapore dollars, and Hong Kong dollars. The company does not hold or engage in transactions involving derivative instruments for purposes other than risk management.
Cash flow hedges. For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative is reported as a component of other comprehensive income/(loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item.
Net investment hedges. The company uses foreign currency-denominated debt, certain foreign currency-denominated payables, and cross-currency interest rate swaps to partially hedge its net investments in foreign operations against adverse movements in exchange rates. A portion of the company’s euro-denominated senior notes, certain foreign currency-denominated payables, and its cross-currency interest rate swaps have been designated as, and are effective as, economic hedges of part of the net investment in a foreign operation. Accordingly, foreign currency transaction gains or losses due to spot rate fluctuations on the euro-denominated debt instruments and certain foreign currency-denominated payables, and contract fair value changes on the cross-currency interest rate swaps, excluding interest accruals, are included in cumulative translation adjustment within other comprehensive income/(loss) and shareholders’ equity.
The fair value of the cross-currency interest rate swaps is included in the accompanying balance sheets under the caption other current assets, other assets, other current liabilities, or other long-term liabilities. The fair value of the currency exchange contracts is included in the accompanying balance sheets under the captions other current assets or other accrued expenses. (Notes 4 and 10).

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
As a lessee, the company accounts for the lease and non-lease components as a single lease component (Note 13).
Pension and Other Postretirement Benefit Plans
The company recognizes the funded status of defined benefit pension and other postretirement benefit plans as an asset or liability. This amount is defined as the difference between the fair value of plan assets and the benefit obligation. The company is required to recognize as a component of other comprehensive income/(loss), net of tax, the actuarial gains/losses and prior service costs/credits that arise but were not previously required to be recognized as components of net periodic benefit cost/(income). Other comprehensive income/(loss) is adjusted as these amounts are later recognized in income as components of net periodic benefit cost/(income).
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
The expected rate of compensation increase used to determine net periodic pension benefit cost/(income) reflects the long-term average rate of salary increases and is based on historic salary increase experience and management’s expectations of future salary increases (Note 14).

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Stock-based Compensation Expense
Compensation cost is based on the grant-date fair value and is recognized ratably over the requisite vesting period or to the date based on qualifying retirement eligibility, if earlier, and is primarily included in selling, general and administrative expenses.
The company’s practice is to grant stock options at fair market value. Options vest over 3-5 years with terms of 7-10 years, assuming continued employment with certain exceptions. Vesting of the option awards is contingent upon meeting certain service conditions. The fair value of most option grants is estimated using the Black-Scholes option pricing model. For option grants that require the achievement of both service and market conditions, a lattice model is used to estimate fair value. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility is calculated based on the historical volatility of the company’s stock. Historical data on exercise patterns, where available, are the bases for estimating the expected life of an option. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term which approximates the expected life assumed at the date of grant. The expected annual dividend rate is calculated by dividing the company’s annual dividend, based on the most recent quarterly dividend rate, by the closing stock price on the grant date. The compensation expense recognized for all stock-based awards is net of estimated forfeitures. Forfeitures are estimated based on an analysis of actual option forfeitures.
Awards of restricted units convert into an equivalent number of shares of common stock. The awards generally vest over 3-4 years, assuming continued employment, with some exceptions. Vesting of the awards is contingent upon meeting certain service conditions and may also be contingent upon meeting certain performance and/or market conditions. The fair market value of the award at the time of the grant is amortized to expense over the requisite service period of the award, which is generally the vesting period. Recipients of restricted units have no voting rights but are entitled to accrue dividend equivalents. The fair value of service- and performance-based restricted unit awards is determined based on the number of units granted and the market value of the company’s shares on the grant date. For awards with market-based vesting conditions, the company uses a lattice model to estimate the grant-date fair value of the award (Note 15).
Government Assistance
From time to time, the company receives assistance from various governmental agencies generally in the form of cash or non-income tax credits. These programs help offset the costs of certain research and development activities, facility construction and expansion efforts, or hiring objectives. When the company believes that it is probable that it will meet the conditions tied to the assistance, it offsets the associated expense in the consolidated income statement. Such amounts were not material to the consolidated financial statements as of and for the years ended December 31, 2025, 2024 and 2023.
Recent Accounting Pronouncements
The following table provides a description of recent accounting pronouncements adopted and those standards not yet adopted with potential for a material impact on the company's financial statements or disclosures.

Standard	Description	Adoption timing and approach	Impact of adoption or other significant matters
Standards recently adopted
ASU No. 2022-04, Liabilities–Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations
New guidance to disclose information about supplier finance programs. Among other things, the new guidance requires expanded disclosure about key program terms, payment terms, and amounts outstanding for obligations under supplier finance programs for each period presented.
		Some aspects adopted in 2023 using a retrospective method and other aspects adopted in 2024 using a prospective method	Not material
ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	Among other things, new guidance to disclose additional information about the tax rate reconciliation and income taxes paid.	2025 annual report and interim periods thereafter using a prospective method	Increased disclosures in Notes 7 and 9
Standards not yet adopted
ASU No. 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	New guidance to disclose specified information about certain costs and expenses.	2027 annual report and interim periods thereafter using a prospective or retrospective method	Will increase disclosures in Note 6

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Standard	Description	Adoption timing and approach	Impact of adoption or other significant matters
ASU No. 2025-06, Intangibles–Goodwill and Other–Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software	Among other things, new guidance to modernize the accounting for costs to develop software for internal use.	2028 annual report and interim periods thereafter using a prospective, retrospective, or modified transition method; early adoption is permitted.	Currently evaluating adoption impact, timing, and method
ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities	Among other things, establishes guidance for the recognition, measurement, and presentation of government grants.	2029 using a retrospective, modified retrospective, or modified prospective approach; early adoption is permitted.	Currently evaluating adoption impact, timing, and method
Note 2.    Supplemental Balance Sheet Information
Inventories
The components of inventories are as follows:

(In millions)	December 31, 2025	December 31, 2024
Raw materials	$1,877	$1,803
Work in process	889	755
Finished goods	2,659	2,420
Inventories	$5,425	$4,978
Contract-related Balances
Contract asset and liability balances are as follows:

(In millions)	December 31, 2025	December 31, 2024
Current contract assets, net	$1,666	$1,435
Noncurrent contract assets, net	1	6
Current contract liabilities	2,710	2,852
Noncurrent contract liabilities	1,183	1,138
Substantially all of the current contract liability balances at December 31, 2024 and 2023 was recognized in revenues during 2025 and 2024, respectively.
Remaining Performance Obligations
The aggregate amount of the transaction price allocated to the remaining performance obligations for all open customer contracts as of December 31, 2025 was $27.92 billion. The company will recognize revenues for these performance obligations as they are satisfied, approximately 52% of which is expected to occur within the next twelve months. Amounts expected to occur thereafter generally relate to contract manufacturing, clinical research and extended warranty service agreements, which typically have durations of three to five years.
Property, Plant and Equipment
Property, plant and equipment consists of the following:

(In millions)	December 31, 2025	December 31, 2024
Land	$500	$439
Buildings and improvements	4,570	3,728
Machinery, equipment and leasehold improvements	11,005	9,858
Construction in progress	2,305	2,034
Property, plant and equipment, at cost	18,380	16,059
Less: Accumulated depreciation and amortization	7,815	6,753
Property, plant and equipment, net	$10,565	$9,306

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Acquisition-related Intangible Assets
Acquisition-related intangible assets are as follows:

	Balance at December 31, 2025			Balance at December 31, 2024
(In millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite lived:
Customer relationships	$23,290	$(10,515)	$12,775	$22,644	$(10,047)	$12,596
Product technology	5,196	(3,891)	1,305	5,557	(4,423)	1,134
Trade names	1,804	(1,318)	486	1,706	(1,180)	527
Backlog	1,084	(1,047)	37	1,084	(1,043)	41
	31,374	(16,771)	14,604	30,991	(16,693)	14,298
Indefinite lived:
Trade names	1,235	N/A	1,235	1,235	N/A	1,235
Acquisition-related intangible assets	$32,609	$(16,771)	$15,838	$32,226	$(16,693)	$15,533
The estimated future amortization expense of acquisition-related intangible assets with definite lives as of December 31, 2025 is as follows:

(In millions)
2026	$1,638
2027	1,608
2028	1,573
2029	1,457
2030	1,160
2031 and thereafter	7,169
Estimated future amortization expense of definite-lived intangible assets	$14,604
At December 31, 2025 and 2024, the company had $21 million and $34 million, respectively, of intangible assets not derived from acquisitions, net of accumulated amortization, which are being amortized using the straight-line method over their estimated useful lives, which range up to 20 years.
Other Assets
At December 31, 2025 and 2024, the company had equity method investments with carrying amounts of $178 million and $357 million, respectively.
At December 31, 2025 and 2024, the company’s equity investments that do not have readily determinable fair values and are not eligible for the NAV practical expedient investments had carrying amounts of $196 million and $41 million, respectively. Investments measured at NAV were $64 million and $40 million at December 31, 2025 and 2024, respectively.
Goodwill
The changes in the carrying amount of goodwill by segment are as follows:

(In millions)	Life Sciences Solutions	Analytical Instruments	Specialty Diagnostics	Laboratory Products and Biopharma Services	Total
Balance at December 31, 2023	$10,151	$5,051	$4,923	$23,895	$44,020
Acquisitions	2,302	—	—	—	2,302
Currency translation	(117)	(92)	(139)	(122)	(470)
Balance at December 31, 2024	12,336	4,959	4,784	23,773	45,853
Acquisitions	2,101	—	—	15	2,117
Currency translation	473	184	292	444	1,393
Balance at December 31, 2025	$14,910	$5,143	$5,076	$24,232	$49,362

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 3.    Debt and Other Financing Arrangements
The company’s debt and other financing arrangements are as follows:

	Effective interest rate at December 31,	December 31,	December 31,
(Dollars in millions)	2025	2025	2024

0.125% 5.5-Year Senior Notes, Due 3/1/2025 (euro-denominated)		$—	$828
2.00% 10-Year Senior Notes, Due 4/15/2025 (euro-denominated)		—	663
0.853% 3-Year Senior Notes, Due 10/20/2025 (Japanese yen-denominated)		—	142
0.000% 4-Year Senior Notes Due 11/18/2025 (euro-denominated)		—	569
3.20% 3-Year Senior Notes, Due 1/21/2026 (euro-denominated)	3.18%	587	518
1.40% 8.5-Year Senior Notes, Due 1/23/2026 (euro-denominated)	1.45%	822	725
4.953% 3-Year Senior Notes, Due 8/10/2026	5.18%	600	600
0.832% 1.5-Year Senior Notes, Due 9/7/2026 (Swiss franc-denominated)	1.14%	517	—
5.000% 3-Year Senior Notes, Due 12/5/2026	5.25%	1,000	1,000
1.45% 10-Year Senior Notes, Due 3/16/2027 (euro-denominated)	1.66%	587	518
1.75% 7-Year Senior Notes, Due 4/15/2027 (euro-denominated)	1.97%	705	621
1.054% 5-Year Senior Notes, Due 10/20/2027 (Japanese yen-denominated)	1.18%	184	184
4.80% 5-Year Senior Notes, Due 11/21/2027	5.00%	600	600
Floating Rate (EURIBOR + 0.280%) 2-Year Senior Notes, Due 12/1/2027 (euro-denominated)	2.58%	1,175	—
0.790% 3-Year Senior Notes, Due 1/6/2028 (Swiss franc-denominated)	1.35%	111	—
0.50% 8.5-Year Senior Notes, Due 3/1/2028 (euro-denominated)	0.78%	940	828
1.6525% 4-Year Senior Notes, Due 3/7/2028 (Swiss franc-denominated)	1.79%	416	364
0.77% 5-Year Senior Notes, Due 9/6/2028 (Japanese yen-denominated)	0.90%	185	184
1.375% 12-Year Senior Notes, Due 9/12/2028 (euro-denominated)	1.46%	705	621
1.750% 7-Year Senior Notes, Due 10/15/2028	1.89%	700	700
5.000% 5-Year Senior Notes Due 1/31/2029	5.24%	1,000	1,000
1.125% 4-Year Senior Notes, Due 3/7/2029 (Swiss franc-denominated)	1.26%	397	—
1.95% 12-Year Senior Notes, Due 7/24/2029 (euro-denominated)	2.08%	822	725
2.60% 10-Year Senior Notes, Due 10/1/2029	2.74%	900	900
1.279% 7-Year Senior Notes, Due 10/19/2029 (Japanese yen-denominated)	1.44%	30	30
1.120% 5-Year Senior Notes, Due 1/6/2030 (Swiss franc-denominated)	1.25%	295	—
4.977% 7-Year Senior Notes, Due 8/10/2030	5.12%	750	750
0.80% 9-Year Senior Notes, Due 10/18/2030 (euro-denominated)	0.89%	2,056	1,812
4.200% 5.5-Year Senior Notes Due 3/1/2031	4.41%	500	—
0.875% 12-Year Senior Notes, Due 10/1/2031 (euro-denominated)	1.14%	1,057	932
2.00% 10-Year Senior Notes, Due 10/15/2031	2.23%	1,200	1,200
1.8401% 8-Year Senior Notes, Due 3/8/2032 (Swiss franc-denominated)	1.92%	524	457
2.375% 12-Year Senior Notes, Due 4/15/2032 (euro-denominated)	2.55%	705	621
4.473% 7-Year Senior Notes, Due 10/7/2032	4.62%	750	—
1.49% 10-Year Senior Notes, Due 10/20/2032 (Japanese yen-denominated)	1.60%	40	40
4.95% 10-Year Senior Notes, Due 11/21/2032	5.09%	600	600
1.4175% 8-Year Senior Notes, Due 3/7/2033 (Swiss franc-denominated)	1.49%	442	—
5.086% 10-Year Senior Notes, Due 8/10/2033	5.20%	1,000	1,000
1.125% 12-Year Senior Notes, Due 10/18/2033 (euro-denominated)	1.21%	1,762	1,553
5.200% 10-Year Senior Notes, Due 1/31/2034	5.34%	500	500
3.65% 12-Year Senior Notes, Due 11/21/2034 (euro-denominated)	3.76%	881	777
1.50% 12-Year Senior Notes, Due 9/6/2035 (Japanese yen-denominated)	1.58%	137	137
4.794% 10-Year Senior Notes, Due 10/7/2035	4.91%	750	—
3.628% 10-Year Senior Notes, Due 12/1/2035 (euro-denominated)	3.70%	1,292	—
2.0375% 12-Year Senior Notes, Due 3/7/2036 (Swiss franc-denominated)	2.10%	410	358
1.520% 12-Year Senior Notes, Due 1/6/2037 (Swiss franc-denominated)	1.56%	392	—

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Effective interest rate at December 31,	December 31,	December 31,
(Dollars in millions)	2025	2025	2024
1.6524% 12-Year Senior Notes, Due 3/6/2037 (Swiss franc-denominated)	1.71%	271	—
2.875% 20-Year Senior Notes, Due 7/24/2037 (euro-denominated)	2.94%	822	725
4.894% 12-Year Senior Notes, Due 10/7/2037	5.00%	500	—
1.50% 20-Year Senior Notes, Due 10/1/2039 (euro-denominated)	1.73%	1,057	932
2.80% 20-Year Senior Notes, Due 10/15/2041	2.90%	1,200	1,200
1.625% 20-Year Senior Notes, Due 10/18/2041 (euro-denominated)	1.78%	1,468	1,294
2.069% 20-Year Senior Notes, Due 10/20/2042 (Japanese yen-denominated)	2.13%	93	93
5.404% 20-Year Senior Notes, Due 8/10/2043	5.50%	600	600
2.02% 20-Year Senior Notes, Due 9/6/2043 (Japanese yen-denominated)	2.06%	185	184
5.30% 30-Year Senior Notes, Due 2/1/2044	5.37%	400	400
1.49% 20-Year Senior Notes, Due 1/6/2045 (Swiss franc-denominated)	1.54%	233	—
1.8975% 20-Year Senior Notes, Due 3/7/2045 (Swiss franc-denominated)	1.95%	170	—
4.10% 30-Year Senior Notes, Due 8/15/2047	4.23%	750	750
1.875% 30-Year Senior Notes, Due 10/1/2049 (euro-denominated)	1.99%	1,175	1,035
1.47% 25-Year Senior Notes, Due 1/6/2050 (Swiss franc-denominated)	1.49%	413	—
2.00% 30-Year Senior Notes, Due 10/18/2051 (euro-denominated)	2.07%	881	777
2.382% 30-Year Senior Notes, Due 10/18/2052 (Japanese yen-denominated)	2.43%	212	212
Other		1	73
Total borrowings at par value		39,459	31,332
Unamortized discount		(94)	(95)
Unamortized debt issuance costs		(194)	(164)
Total borrowings at carrying value		39,172	31,072
Finance lease liabilities		213	202
Less: Short-term obligations and current maturities		3,533	2,214
Long-term obligations		$35,852	$29,061
EURIBOR - Euro Interbank Offered Rate
The effective interest rates for the fixed-rate debt include the stated interest on the notes, the accretion of any discounts/premiums and the amortization of any debt issuance costs.
See Note 4 for fair value information pertaining to the company’s long-term borrowings.
As of December 31, 2025, the annual repayment requirements for debt obligations are as follows:

(In millions)	Borrowings	Finance Lease Liabilities
2026	$3,528	$9
2027	3,254	8
2028	3,057	8
2029	3,150	9
2030	3,105	10
2031 and thereafter	23,366	170
	$39,459	$213
In addition to available borrowings under the company’s revolving credit agreements, discussed below, the company had unused lines of credit of $73 million as of December 31, 2025. These unused lines of credit generally provide for short-term unsecured borrowings at various interest rates.
Credit Facilities
The company has a revolving credit facility (the Facility) with a bank group that provides for up to $5.00 billion of unsecured multi-currency revolving credit. The Facility expires on January 7, 2028. The revolving credit agreement calls for interest at either a Term Secured Overnight Financing Rate (SOFR), EURIBOR-based rate (for funds drawn in euro), or a rate based on

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
the prime lending rate of the agent bank, at the company’s option. The agreement contains affirmative, negative and financial covenants, and events of default customary for facilities of this type. The covenants in the Facility include a Consolidated Net Interest Coverage Ratio (Consolidated EBITDA to Consolidated Net Interest Expense), as such terms are defined in the Facility. Specifically, the company has agreed that, so long as any lender has any commitment under the Facility, any letter of credit is outstanding under the Facility, or any loan or other obligation is outstanding under the Facility, it will maintain a minimum Consolidated Net Interest Coverage Ratio of 3.5:1.0 as of the last day of any fiscal quarter. As of December 31, 2025, no borrowings were outstanding under the Facility, although available capacity was reduced by immaterial outstanding letters of credit.
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
Senior Notes
Interest is payable annually on the euro and public Swiss franc-denominated fixed rate senior notes and semi-annually on all other senior notes. Each of the U.S. dollar and euro-denominated fixed rate senior notes, and Japanese yen-denominated and Swiss franc-denominated private placement notes may be redeemed at a redemption price of 100% of the principal amount plus a specified make-whole premium and accrued interest, together with swap breakage costs payable to holders of the Japanese yen-denominated and Swiss franc-denominated private placement notes who have entered into cross-currency swap agreements. The company is subject to certain affirmative and negative covenants under the indentures and note purchase agreement governing the senior notes, the most restrictive of which limits the ability of the company to pledge certain property and assets as security under borrowing arrangements. The company was in compliance with all covenants related to its senior notes at December 31, 2025.
Thermo Fisher Scientific (Finance I) B.V. (Thermo Fisher International), a wholly-owned finance subsidiary of the company, issued each of the following notes outstanding as of December 31, 2025, included in the table above (collectively, the “Euronotes”) in registered public offerings: the Floating Rate Senior Notes due 2027, the 0.80% Senior Notes due 2030, the 1.125% Senior Notes due 2033, the 3.628% Senior Notes due 2035, the 1.625% Senior Notes due 2041, and the 2.00% Senior Notes due 2051. The company has fully and unconditionally guaranteed all of Thermo Fisher International’s obligations under the Euronotes and all of Thermo Fisher International’s other debt securities, and no other subsidiary of the company will guarantee these obligations. Thermo Fisher International is a “finance subsidiary” as defined in Rule 13-01(a)(4)(vi) of the Exchange Act, with no assets or operations other than those related to the issuance, administration and repayment of the Euronotes and other debt securities issued by Thermo Fisher International from time to time. The financial condition, results of operations and cash flows of Thermo Fisher International are consolidated in the financial statements of the company.
February 2026 Debt Issuances
In the first quarter of 2026 the company issued the following senior notes:

(In millions)	Principal value issued
4.215% 5-Year Senior Notes, Due 2/12/2031	$1,000
4.550% 7.3-Year Senior Notes, Due 6/15/2033	750
4.902% 10-Year Senior Notes, Due 2/12/2036	1,300
5.546% 20-Year Senior Notes, Due 2/12/2046	750
Note 4.    Fair Value Measurements
Fair Value Measurements
The company uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during 2025. The company’s financial assets and liabilities carried at fair value are primarily comprised of investments in bank time deposits, publicly traded securities, insurance contracts, investments in derivative contracts, mutual funds holding publicly traded securities and other investments in unit trusts held as assets to satisfy outstanding deferred compensation and retirement liabilities; and acquisition-related contingent consideration.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables present information about the company’s financial assets and liabilities measured at fair value on a recurring basis:

	December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
(In millions)	2025	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$6,907	$6,907	$—	$—
Bank time deposits	250	250	—	—
Investments	103	27	—	76
Insurance contracts	280	—	280	—
Derivative contracts	685	—	685	—
Contingent consideration	67	—	—	67
Total assets	$8,292	$7,184	$966	$143
Liabilities
Derivative contracts	$506	$—	$506	$—
Contingent consideration	16	—	—	16
Total liabilities	$522	$—	$506	$16

	December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
(In millions)	2024	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$1,103	$1,103	$—	$—
Bank time deposits	1,560	1,560	—	—
Investments	39	18	—	21
Insurance contracts	240	—	240	—
Derivative contracts	460	—	460	—
Total assets	$3,401	$2,680	$700	$21
Liabilities
Derivative contracts	$59	$—	$59	$—
Contingent consideration	13	—	—	13
Total liabilities	$72	$—	$59	$13
The following table provides a rollforward of investments classified as level 3:

(In millions)	2025	2024
Investments
Beginning balance	$21	$—
Purchases	55	21
Ending balance	$76	$21
The following table provides a rollforward of the fair value, as determined by level 3 inputs (such as likelihood of a qualifying transaction), of the contingent consideration asset:

(In millions)	2025
Contingent consideration asset
Beginning balance	$—
Acquisition	66
Changes in fair value included in earnings	1
Ending balance	$67

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

(In millions)	2025	2024
Contingent consideration liabilities
Beginning balance	$13	$87
Acquisitions (including assumed balances)	3	—
Payments	(6)	(2)
Changes in fair value included in earnings	7	(73)
Ending balance	$16	$13
Fair Value of Other Financial Instruments
The carrying value and fair value of the company’s debt instruments are as follows:

	December 31, 2025		December 31, 2024
(In millions)	Carrying value	Fair value	Carrying value	Fair value
Senior notes	$39,171	$36,606	$30,999	$28,454
Other	1	1	73	73
	$39,172	$36,607	$31,072	$28,527
The fair value of debt instruments, excluding private placement notes, was determined based on quoted market prices and on borrowing rates available to the company at the respective period ends, which represent level 2 measurements. The fair value of private placement notes was determined based on internally developed pricing models and unobservable inputs, which represent level 3 measurements.
Note 5.    Commitments and Contingencies
Purchase Obligations
The company has entered into unconditional purchase obligations, in the ordinary course of business, that include agreements to purchase goods, services or fixed assets and to pay royalties that are enforceable and legally binding and that specify all significant terms including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable at any time without penalty. The aggregate amount of the company’s unconditional purchase obligations totaled $1.98 billion at December 31, 2025, the majority of which are expected to be settled during 2026.
Letters of Credit, Guarantees and Other Commitments
Outstanding letters of credit and bank guarantees totaled $379 million at December 31, 2025. Substantially all of these letters of credit and guarantees expire through 2039.
Outstanding surety bonds and other guarantees totaled $175 million at December 31, 2025. The expiration of these bonds and guarantees ranges through 2030.
The letters of credit, bank guarantees and surety bonds principally secure performance obligations, and allow the holder to draw funds up to the face amount of the letter of credit, bank guarantee or surety bond if the applicable business unit does not perform as contractually required.
The company has funding commitments totaling $162 million at December 31, 2025, related to investments.
The company is a guarantor of pension plan obligations of a divested business. The purchaser of the divested business has agreed to pay for the pension benefits; however, the company was required to guarantee payment of these pension benefits should the purchaser fail to do so. The amount of the guarantee at December 31, 2025 was $24 million.
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
Environmental Matters
The company is currently involved in various stages of investigation and remediation related to environmental matters. The company cannot predict all potential costs related to environmental remediation matters and the possible impact on future operations given the uncertainties regarding the extent of the required cleanup, the complexity and interpretation of applicable laws and regulations, the varying costs of alternative cleanup methods and the extent of the company’s responsibility. Expenses for environmental remediation matters related to the costs of installing, operating and maintaining groundwater-treatment systems and other remedial activities related to historical environmental contamination at the company’s domestic and international facilities were not material in any period presented. At December 31, 2025, the company’s total environmental liability was approximately $86 million. While management believes the accruals for environmental remediation are adequate based on current estimates of remediation costs, the company may be subject to additional remedial or compliance costs due to future events such as changes in existing laws and regulations, changes in agency direction or enforcement policies, developments in remediation technologies or changes in the conduct of the company’s operations, which could have a material adverse effect on the company’s financial position, results of operations and cash flows.
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
Product Liability, Workers Compensation and Other Personal Injury Matters
The company is involved in various proceedings and litigation that arise from time to time in connection with product liability, workers compensation and other personal injury matters. The range of probable loss for product liability, workers compensation and other personal injury matters of the company’s continuing operations at December 31, 2025, was approximately $218 million to $376 million. The company’s accrual for these matters totaled $223 million at December 31, 2025. The accrual includes estimated defense costs and is gross of estimated amounts due from insurers of $81 million at December 31, 2025 that are included in other assets in the accompanying balance sheet. In addition, as of December 31, 2025, the company had a product liability accrual of $19 million relating to divested businesses.
Although the company believes that the amounts accrued and estimated recoveries are probable and appropriate based on available information, including actuarial studies of loss estimates, the process of estimating losses and insurance recoveries involves a considerable degree of judgment by management and the ultimate amounts could vary, which could have a material

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Note 6.    Supplemental Income Statement Information
Disaggregated Revenues
Revenues by type are as follows:

(In millions)	2025	2024	2023
Revenues
Consumables	$18,664	$17,587	$17,597
Instruments	7,301	7,446	7,646
Services	18,592	17,845	17,614
Consolidated revenues	$44,556	$42,879	$42,857
Revenues by geographic region based on customer location are as follows:

(In millions)	2025	2024	2023
Revenues
North America	$23,033	$22,504	$22,764
Europe	11,826	10,857	10,741
Asia-Pacific	8,101	7,956	7,873
Other regions	1,597	1,561	1,479
Consolidated revenues	$44,556	$42,879	$42,857
Each reportable segment earns revenues from consumables, instruments and services in North America, Europe, Asia-Pacific and other regions. See Note 11 for revenues by reportable segment and other geographic data.
Revenues by business are as follows:

(In millions)	2025	2024	2023
Revenues
Biosciences	$4,169	$4,192	$4,238
Genetic sciences	2,870	2,787	2,816
BioProduction	3,200	2,652	2,923
Other	136	—	1
Life Sciences Solutions	10,374	9,631	9,977
Chromatography and mass spectrometry	3,360	3,278	3,329
Chemical analysis	1,237	1,315	1,371
Electron microscopy	2,957	2,870	2,564
Analytical Instruments	7,554	7,463	7,263
Clinical diagnostics	1,115	1,063	1,104
ImmunoDiagnostics	912	864	802
Microbiology	645	633	618
Transplant diagnostics	492	454	393
Healthcare market channel	1,788	1,764	1,712
Elimination of intrasegment revenues and other	(275)	(266)	(222)
Specialty Diagnostics	4,676	4,512	4,405
Laboratory products	2,407	2,525	2,613
Research and safety market channel	7,440	7,019	6,841
Pharma services	7,142	6,685	6,806
Clinical research	7,915	7,836	7,691
Elimination of intrasegment revenues and other	(920)	(907)	(910)
Laboratory Products and Biopharma Services	23,984	23,157	23,041
Elimination of intersegment revenues	(2,033)	(1,885)	(1,829)
Consolidated revenues	$44,556	$42,879	$42,857

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Restructuring and Other Costs
Restructuring and other costs in 2025 primarily included continuing charges for headcount reductions and facility consolidations in an effort to streamline operations, net charges for disposition of a consolidated joint venture, impairments of long-lived assets, and, to a lesser extent, net charges for pre-acquisition litigation and other matters. In 2025, severance actions associated with facility consolidations and cost reduction measures affected approximately 5% of the company’s workforce.
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
As of February 26, 2026, the company has identified restructuring actions, primarily in the Laboratory Products and Biopharma Services, Life Sciences Solutions, and Analytical Instruments segments, that it expects will result in additional charges of approximately $250 million, primarily in 2026, and expects to identify additional actions in future periods.
Restructuring and other costs by segment are as follows:

(In millions)	2025	2024	2023
Life Sciences Solutions	$154	$69	$105
Analytical Instruments	81	4	33
Specialty Diagnostics	10	17	11
Laboratory Products and Biopharma Services	147	280	295
Corporate	(29)	9	15
	$362	$379	$459
The following table summarizes the changes in the company’s accrued restructuring balance, which is included in other accrued expenses in the accompanying balance sheets. Other amounts reported as restructuring and other costs in the accompanying statements of income have been summarized in the notes to the table.

(In millions)	Total (a)
Balance at December 31, 2022	$41
Net restructuring charges incurred in 2023 (b) (c)	194
Payments	(175)
Balance at December 31, 2023	60
Net restructuring charges incurred in 2024 (d) (e)	97
Payments	(105)
Currency translation and other	(2)
Balance at December 31, 2024	50
Net restructuring charges incurred in 2025 (f)	197
Payments	(175)
Currency translation and other	(1)
Balance at December 31, 2025	$70
(a)The movements in the restructuring liability principally consist of severance and other costs associated with facility consolidations.
(b)Excludes $264 million of charges, principally $126 million of charges for impairment of long-lived assets in the Laboratory Products and Biopharma Services and Life Sciences Solutions segments, $26 million of contract termination costs associated with facility closures in the Laboratory Products and Biopharma Services segment, and $19 million of net charges for pre-acquisition litigation and other matters in the Laboratory Products and Biopharma Services segment.
(c)Excludes $93 million of charges in the Laboratory Products and Biopharma Services segment for impairments of a disposal group that was held for sale beginning in the third quarter of 2023. The loss attributable to Thermo Fisher Scientific Inc. was reduced by $46 million attributable to a noncontrolling interest.
(d)Excludes $282 million of net charges, principally $211 million of charges for impairment of long-lived assets in the Laboratory Products and Biopharma Services and Life Sciences Solutions segments.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(e)Excludes $41 million of charges in the Laboratory Products and Biopharma Services segment for impairment of a disposal group that was held for sale beginning in the third quarter of 2023. The loss attributable to Thermo Fisher Scientific Inc. was reduced by $19 million attributable to a noncontrolling interest.
(f)Excludes $165 million of net charges, principally $94 million of charges for impairments of long-lived assets in the Life Sciences Solutions and Laboratory Products and Biopharma Services segments, as well as $51 million of net charges for disposition of a consolidated joint venture.
The company expects to pay accrued restructuring costs primarily through 2026.
Earnings per Share
The company’s earnings per share are as follows:

(In millions except per share amounts)	2025	2024	2023
Net income attributable to Thermo Fisher Scientific Inc.	$6,704	$6,335	$5,995

Basic weighted average shares	377	382	386
Plus effect of: stock options and restricted stock units	1	1	2
Diluted weighted average shares	378	383	388

Basic earnings per share	$17.77	$16.58	$15.52
Diluted earnings per share	$17.74	$16.53	$15.45

Antidilutive stock options excluded from diluted weighted average shares	3	2	2
Other Income/(Expense)
In all periods, other income/(expense) includes currency transaction gains/losses on non-operating monetary assets and liabilities and net periodic pension benefit cost/(income), excluding the service cost component, which is included in operating expenses on the accompanying statements of income. In 2025, 2024, and 2023 other income/(expense) includes $13 million, $21 million, and $(46) million of net gains/(losses) on investments, respectively. In 2025, other income/(expense) includes $7 million of settlement charges for pension plans (Note 14).
Foreign Currency Transactions
The aggregate foreign currency transaction gains/(losses) included in the accompanying statements of income were $(130) million, $0 million and $(67) million in 2025, 2024 and 2023, respectively.
Note 7.    Income Taxes
The components of income before provision for income taxes are as follows:

(In millions)	2025	2024	2023
U.S.	$2,608	$2,226	$2,431
Non-U.S.	4,700	4,812	3,867
Income before income taxes	$7,308	$7,037	$6,298
The components of the provision for income taxes are as follows:

(In millions)	2025	2024	2023
Current income tax provision
Federal	$402	$561	$228
Non-U.S.	658	1,175	1,206
State	126	130	150
	1,186	1,866	1,584
Deferred income tax provision/(benefit)
Federal	$(385)	$(1,026)	$(551)
Non-U.S.	(221)	(72)	(647)
State	(34)	(111)	(102)
	(639)	(1,209)	(1,300)
Provision for/(benefit from) income taxes	$547	$657	$284

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The provision for income taxes in the accompanying statement of income differs from the provision calculated by applying the statutory federal income tax rate to income before income taxes due to the following:

(Dollars in millions)	2025
U.S. federal statutory tax rate	$1,535	21.0%
State and local income taxes, net of federal income tax effect (a)	68	0.9%
Foreign tax effects
Malta
Changes in valuation allowances	2,351	32.2%
Statutory tax rate difference between Malta and United States	473	6.5%
Deferred interest	(2,351)	(32.2)%
Notional interest deduction	(1,186)	(16.2)%
Other	19	0.3%
Netherlands
Changes in valuation allowances	144	2.0%
Deferred interest	(97)	(1.3)%
Other	(27)	(0.4)%
United Kingdom
Partnership income/(loss)	(118)	(1.6)%
Foreign exchange	131	1.8%
Other	(41)	(0.6)%
Other foreign jurisdictions	166	2.3%
Effect of changes in tax laws or rates enacted in the current period	12	0.2%
Effect of cross-border tax laws
Foreign-derived intangible income	(268)	(3.7)%
U.S. tax on branch income/(loss)	390	5.3%
Other	125	1.7%
Tax credits
Foreign tax credits	(181)	(2.5)%
Other	(36)	(0.5)%
Changes in valuation allowances	(157)	(2.1)%
Nontaxable or nondeductible items	1	0.0%
Changes in unrecognized tax benefits	(64)	(0.9)%
Other adjustments
Intra-entity transfer	(133)	(1.8)%
Domestication transaction	(240)	(3.3)%
Other	31	0.4%
Effective tax rate	$547	7.5%
(a)State taxes in California, Massachusetts, Illinois, and Pennsylvania comprise the majority of the tax effect in this category.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Under previous tax disclosure guidance, the provision for income taxes in the accompanying statement of income differs from the provision calculated by applying the statutory federal income tax rate to income before income taxes due to the following:

(In millions)	2024	2023
Statutory federal income tax rate	21%	21%
Provision for income taxes at statutory rate	$1,478	$1,323
Increases (decreases) resulting from:
Foreign rate differential	(131)	(223)
Income tax credits	(333)	(276)
Global intangible low-taxed income	57	113
Foreign-derived intangible income	(133)	(108)
Excess tax benefits from stock options and restricted stock units	(67)	(69)
Provision for (reversal of) tax reserves, net	218	13
Intra-entity transfers	(106)	(233)
Foreign exchange loss on inter-company debt refinancing	—	(112)
Provision for (reversal of) valuation allowances, net	(229)	(32)
Withholding taxes	74	33
Tax return reassessments and settlements	(192)	(187)
State income taxes, net of federal tax	66	70
Other, net	(45)	(28)
Provision for/(benefit from) income taxes	$657	$284
The company has operations and a taxable presence in approximately 70 countries outside the U.S. The company's effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, nondeductible interest in certain foreign jurisdictions, and foreign taxes that are different than the U.S. federal statutory rate.
During 2025, the company recorded tax benefits of $269 million and $153 million for domestication transactions and capital losses generated as part of intra-entity transactions, respectively, as well as $93 million of tax benefits related to tax return reassessments associated with the company’s foreign-derived intangible income. The company also recorded net tax benefits of $157 million, primarily in jurisdictions where the deferred tax assets are now expected to be realized due to forecasted income.
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
During 2023, the company released valuation allowances of $32 million in jurisdictions where the deferred tax assets are now expected to be realized. In 2023, the company also recorded a tax benefit of $127 million for U.S. tax credits and the revaluation of net operating loss carryforwards due to higher tax rates as a result of its tax return resubmissions, a $91 million tax benefit, net of related tax expenses, from a foreign exchange loss on an intercompany debt refinancing transaction, and $233 million of tax benefits resulting from intra-entity transactions.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Net deferred tax asset/(liability) in the accompanying balance sheets consists of the following:

(In millions)	2025	2024
Deferred tax asset/(liability)
Depreciation and amortization	$(4,304)	$(4,133)
Net operating loss and credit carryforwards	3,662	2,915
Reserves and accruals	139	161
Accrued compensation	321	318
Inventory basis difference	293	309
Deferred interest	3,365	534
Research and development and other capitalized costs	372	536
Unrealized (gains) losses on hedging instruments	20	(363)
Contract liabilities	289	280
Other, net	(346)	147
Deferred tax assets/(liabilities), net before valuation allowance	3,811	705
Less: Valuation allowance	3,561	1,043
Deferred tax assets/(liabilities), net	$249	$(338)
Prior to 2025, certain of the company’s non-U.S. attributes were determined to have a remote possibility of realization and therefore were not reported in the table above. In connection with the Organization for Economic Cooperation and Development global minimum tax initiative, Pillar Two, any existing deferred taxes not disclosed in the company’s 2025 financial statements will not be available in the future to reduce tax otherwise due under Pillar Two. Accordingly, beginning in 2025, the company is disclosing in the above table the tax effects of these non-US attributes offset with a full valuation allowance.
The company estimates the degree to which tax assets, losses and credit carryforwards will result in a benefit based on expected profitability by tax jurisdiction and provides a valuation allowance for tax assets and loss and credit carryforwards that it believes will more likely than not expire unutilized. At December 31, 2025, all of the company’s valuation allowance relates to deferred tax assets, primarily net operating losses and disallowed interest expense carryforward, for which any subsequently recognized tax benefits will reduce income tax expense.
The changes in the valuation allowance are as follows:

	Year Ended December 31,
(In millions)	2025	2024	2023
Beginning balance	$1,043	$1,317	$1,322
Additions/(reductions) recognized in income tax provision, net	2,455	(229)	(32)
Additions due to acquisitions	—	—	4
Currency translation and other	64	(46)	23
Ending balance	$3,561	$1,043	$1,317
At December 31, 2025, the company had net federal, state and non-U.S. net operating loss carryforwards of $317 million, $72 million and $2.20 billion, respectively. Use of the carryforwards is limited based on the future income of certain subsidiaries. Of the federal net operating loss carryforwards, $38 million expire in the years 2026 through 2037, and the remainder do not expire. Of the state net operating loss carryforwards, $56 million expire in the years 2026 through 2044, and the remainder do not expire. Of the net non-U.S. net operating loss carryforwards, $1.04 billion expire in the years 2028 through 2045, and the remainder do not expire.
At December 31, 2025, the company had foreign tax credit carryforwards of $554 million and deferred interest carryforwards of $3.36 billion. The foreign tax credit carryforwards will expire in the years 2026 through 2034. Of the deferred interest carryforwards, $301 million expire in the years 2026 through 2035 and the remainder do not expire.
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unrecognized Tax Benefits
As of December 31, 2025, the company had $0.42 billion of unrecognized tax benefits substantially all of which, if recognized, would reduce the effective tax rate.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(In millions)	2025	2024	2023
Beginning balance	$525	$540	$572
Additions due to acquisitions	—	19	—
Additions for tax positions of current year	25	91	4
Additions for tax positions of prior years	—	244	34
Reductions for tax positions of prior years	(34)	(182)	(43)
Closure of tax years	(19)	—	(6)
Settlements	(78)	(187)	(21)
Ending balance	$419	$525	$540
Substantially all of the unrecognized tax benefits are classified as long-term liabilities.
During 2025, the company’s tax benefits decreased by $103 million as a result of uncertain tax positions relating to foreign tax positions, which included $72 million of reserve and associated interest from the settlement of international tax audits and decreased $3 million relating to U.S. federal and state tax positions.
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
The company classified interest and penalties related to unrecognized tax benefits as income tax expense. The total amount of interest and penalties related to uncertain tax positions and recognized in the balance sheet as of December 31, 2025 and 2024 was $39 million and $75 million, respectively.
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 8.    Comprehensive Income/(Loss) and Shareholders' Equity
Comprehensive Income/(Loss)
Changes in each component of accumulated other comprehensive income/(loss), net of tax, are as follows:

(In millions)	Cumulative translation adjustment	Unrealized gains/(losses) on hedging instruments	Pension and other postretirement benefit liability adjustment	Total
Balance at December 31, 2024	$(2,409)	$(25)	$(263)	$(2,697)
Other comprehensive income/(loss) before reclassifications	223	—	13	236
Amounts reclassified from accumulated other comprehensive income/(loss)	5	3	5	13
Net other comprehensive income/(loss)	228	3	18	249
Balance at December 31, 2025	$(2,181)	$(23)	$(245)	$(2,448)
Shareholders’ Equity
At December 31, 2025, the company had reserved 36 million unissued shares of its common stock for possible issuance under stock-based compensation plans.
Early in the first quarter of 2026, the company repurchased $3.00 billion of the company's common stock (4.9 million shares).
Note 9.    Supplemental Cash Flow Information
Supplemental cash flow information is as follows:

(In millions)	2025	2024	2023
Cash paid for:
Interest	$1,612	$1,570	$1,385
Income taxes, net of refunds received
Federal	408
U.S. state and local	184
Foreign
United Kingdom	207
Netherlands	179
Germany	97
China	97
Other	603
Total income taxes, net of refunds received	1,776	1,834	1,482

Non-cash investing and financing activities
Acquired but unpaid property, plant and equipment	$264	$303	$296
Finance lease ROU assets obtained in exchange for new finance lease liabilities	21	—	2
Declared but unpaid dividends	164	150	137
Issuance of stock upon vesting of restricted stock units	164	186	234
Excise tax from stock repurchases	24	26	28

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Cash, cash equivalents and restricted cash is included in the consolidated balance sheet as follows:

	December 31,	December 31,
(In millions)	2025	2024
Cash and cash equivalents	$9,852	$4,009
Restricted cash included in other current assets	5	10
Restricted cash included in other assets	22	21
Cash, cash equivalents and restricted cash	$9,879	$4,040
Amounts included in restricted cash primarily represent funds held as collateral for bank guarantees, pension related deposits, and incoming cash in China awaiting government administrative clearance.
Note 10.    Derivatives
Derivative Contracts
The following table provides the aggregate notional value of outstanding derivative contracts.

	December 31,	December 31,
(In millions)	2025	2024
Notional amount
Cross-currency interest rate swaps designated as net investment hedge - euro	$1,000	$1,000
Cross-currency interest rate swaps designated as net investment hedge - Japanese yen	4,650	4,650
Cross-currency interest rate swaps designated as net investment hedge - Swiss franc	5,000	2,500
Currency exchange contracts	2,248	1,588
While certain derivatives are subject to netting arrangements with counterparties, the company does not offset derivative assets and liabilities within the balance sheet. The following tables present the fair value of derivative instruments in the accompanying balance sheets and statements of income.

	Fair value – assets		Fair value – liabilities
	December 31,	December 31,	December 31,	December 31,
(In millions)	2025	2024	2025	2024
Derivatives designated as hedging instruments
Cross-currency interest rate swaps	$684	$458	$504	$57
Derivatives not designated as hedging instruments
Currency exchange contracts	2	2	2	2
Total derivatives	$685	$460	$506	$59

The following table provides information on the company’s derivative positions subject to master netting arrangements, presented on a net basis, had the company elected to offset the asset and liability balances of its positions in the consolidated balance sheets:

	Fair value – assets		Fair value – liabilities
	December 31,	December 31,	December 31,	December 31,
(In millions)	2025	2024	2025	2024
Gross amounts recognized in the consolidated balance sheets	$685	$460	$506	$59
Gross amounts subject to offset in master netting arrangements not offset in the consolidated balance sheets	(319)	$(56)	(319)	$(56)
Total derivatives, net	$366	$404	$187	$3

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Gain/(loss) recognized
(In millions)	2025	2024	2023
Derivatives designated as cash flow hedges
Interest rate swaps
Amount reclassified from accumulated other comprehensive income/(loss) to interest expense	$(3)	$(3)	$(4)
Amount reclassified from accumulated other comprehensive items to other income/(loss)	—	—	(3)
Financial instruments designated as net investment hedges
Foreign currency-denominated debt and other payables
Included in cumulative translation adjustment within other comprehensive income/(loss)	(1,252)	686	(356)
Cross-currency interest rate swaps
Included in cumulative translation adjustment within other comprehensive income/(loss)	(222)	682	(222)
Included in interest expense	287	267	120
Derivatives not designated as hedging instruments
Currency exchange contracts
Included in cost of product revenues	(7)	21	1
Included in other income/(expense)	66	(16)	(29)
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
The company's chairman, president and chief executive officer is its chief operating decision maker (CODM). The CODM uses total revenues and segment income predominantly in the strategic plan, annual operating plan and quarterly business review processes. During these processes, the CODM considers budget-to-actual variances to evaluate both internal (e.g., changes in selling prices, strategic growth investments, productivity, business mix, newly acquired/divested businesses, etc.) and external (e.g., inflation, foreign currency, etc.) events and conditions.
The company generally accounts for intersegment revenues at current market prices.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other segment items included in the below tables consist of stock-based compensation and other incentive compensation expenses, allocations of corporate and certain overhead expenses, as well as elimination of intersegment and intrasegment profits, all of which are included in the company's measurement of segment income, but not regularly provided to the CODM at the segment level. Cost of revenues adjustments consist of charges for the sale of inventories revalued at the date of acquisition, inventory write-downs associated with large-scale abandonments of product lines, and accelerated depreciation on fixed assets to estimated salvage value in connection with the consolidation of operations. Selling, general and administrative adjustments consist of certain transaction-related third-party costs (including reimbursement thereof), charges/credits for changes in estimates of contingent acquisition consideration, and charges related to product liability litigation. Restructuring and other costs include charges arising from headcount reductions and facility consolidations such as severance and abandoned lease expense and gains and losses on the sale of real estate and product lines, as well as impacts of pre-acquisition matters, net charges for significant litigation-related matters, and certain other gains and losses that are either isolated or cannot be expected to occur again with any predictability (Note 6).
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
Business Segment Information
2025

(In millions)	Life Sciences Solutions	Analytical Instruments	Specialty Diagnostics	Laboratory Products and Biopharma Services	Total
Revenues
Revenues from external customers	$8,781	$7,353	$4,604	$23,818	$44,556
Intersegment revenues	1,593	201	72	167	2,033
	10,374	7,554	4,676	23,984	46,589
Elimination of intersegment revenues					(2,033)
Consolidated revenues					$44,556
Segment Income
Cost of revenues	3,929	3,850	2,718	18,609
Selling, general, and administrative expenses	1,912	1,244	708	2,392
Research and development expenses	553	573	178	56
Other segment items	213	151	(183)	(422)
Segment income	3,768	1,736	1,256	3,350	10,109
Unallocated amounts
Cost of revenues adjustments					(64)
Selling, general and administrative expenses adjustments					(207)
Restructuring and other costs					(362)
Amortization of acquisition-related intangible assets					(1,730)
Interest income					993
Interest expense					(1,419)
Other income/(expense)					(12)
Consolidated income before income taxes					$7,308

(In millions)	Unallocated amounts	Life Sciences Solutions	Analytical Instruments	Specialty Diagnostics	Laboratory Products and Biopharma Services	Consolidated
Segment assets	$95,919	$3,446	$3,170	$1,323	$6,485	$110,343
Purchases of property, plant and equipment	116	152	124	128	1,005	1,525
Depreciation of property, plant and equipment	—	251	104	91	604	1,050

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2024

(In millions)	Life Sciences Solutions	Analytical Instruments	Specialty Diagnostics	Laboratory Products and Biopharma Services	Total
Revenues
Revenues from external customers	$8,160	$7,267	$4,449	$23,002	$42,879
Intersegment revenues	1,471	196	63	155	1,885
	9,631	7,463	4,512	23,157	44,764
Elimination of intersegment revenues					(1,885)
Consolidated revenues					$42,879
Segment Income
Cost of revenues	3,560	3,532	2,605	18,020
Selling, general, and administrative expenses	1,797	1,250	732	2,356
Research and development expenses	551	551	176	66
Other segment items	221	174	(159)	(375)
Segment income	3,503	1,955	1,159	3,090	9,707
Unallocated amounts
Cost of revenues adjustments					(47)
Selling, general and administrative expenses adjustments					8
Restructuring and other costs					(379)
Amortization of acquisition-related intangible assets					(1,952)
Interest income					1,078
Interest expense					(1,390)
Other income/(expense)					12
Consolidated income before income taxes					$7,037

(In millions)	Unallocated amounts	Life Sciences Solutions	Analytical Instruments	Specialty Diagnostics	Laboratory Products and Biopharma Services	Consolidated
Segment assets	$84,031	$2,982	$2,944	$1,218	$6,145	$97,321
Purchases of property, plant and equipment	85	123	95	125	971	1,400
Depreciation of property, plant and equipment	—	230	103	104	721	1,156

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2023

(In millions)	Life Sciences Solutions	Analytical Instruments	Specialty Diagnostics	Laboratory Products and Biopharma Services	Total
Revenues
Revenues from external customers	$8,545	$7,101	$4,324	$22,888	$42,857
Intersegment revenues	1,432	163	82	154	1,829
	9,977	7,263	4,405	23,041	44,686
Elimination of intersegment revenues					(1,829)
Consolidated revenues					$42,857
Segment Income
Cost of revenues	4,078	3,467	2,584	17,978
Selling, general, and administrative expenses	1,766	1,244	716	2,276
Research and development expenses	558	528	156	68
Other segment items	155	116	(174)	(638)
Segment income	3,420	1,908	1,124	3,358	9,810
Unallocated amounts
Cost of revenues adjustments					(95)
Selling, general and administrative expenses adjustments					(59)
Restructuring and other costs					(459)
Amortization of acquisition-related intangible assets					(2,338)
Interest income					879
Interest expense					(1,375)
Other income/(expense)					(65)
Consolidated income before income taxes					$6,298

(In millions)	Unallocated amounts	Life Sciences Solutions	Analytical Instruments	Specialty Diagnostics	Laboratory Products and Biopharma Services	Consolidated
Segment assets	$85,314	$3,186	$2,726	$1,150	$6,350	$98,726
Purchases of property, plant and equipment	80	178	87	121	1,013	1,479
Depreciation of property, plant and equipment	—	220	93	86	669	1,068
Geographical Information

(In millions)	2025	2024	2023
Revenues
United States	$22,240	$21,755	$22,013
Other	22,316	21,124	20,844
Consolidated revenues	$44,556	$42,879	$42,857

Long-lived Assets
United States	$6,547	$6,245	$6,352
Other	5,465	4,550	4,652
Consolidated long-lived assets	$12,012	$10,795	$11,004

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
2025
On September 1, 2025, the company acquired, within the Life Sciences Solutions segment, our filtration and separation business, a leading provider of purification and filtration technologies used in the production of biologics as well as in medical technologies and industrial applications, from Solventum Corporation. The business strengthens the segment’s bioproduction offerings with advanced filtration technologies that improve quality and efficiency across upstream and downstream workflows. In addition, its industrial filtration and membrane solutions will expand our reach into industries including battery, semiconductor and medical device manufacturing. The goodwill recorded as a result of this business combination is not expected to be tax deductible.
The components of the preliminary purchase price and net assets acquired are as follows:

(In millions)	Filtration and separation business
Purchase price
Cash paid	$3,944
Fair value of contingent consideration	(66)
Cash acquired	(9)
$3,870

Net assets acquired
Property, plant and equipment	$454
Definite-lived intangible assets
Customer relationships	1,115
Product technology	386
Trade names	51
Goodwill	2,101
Net other assets/(liabilities)	141
Deferred tax assets (liabilities)	(377)
$3,870
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
The components of the purchase price and net assets acquired are as follows:

(In millions)	Olink
Purchase price
Cash paid	$3,215
Purchase price payable	28
Cash acquired	(97)
$3,146

Net assets acquired
Definite-lived intangible assets
Customer relationships	$708
Product technology	207
Trade names	97
Goodwill	2,301
Net other assets/(liabilities)	9
Deferred tax assets/(liabilities)	(176)
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The components of the purchase price and net assets acquired are as follows:

(In millions)	The Binding Site	CorEvitas
Purchase price
Cash paid	$2,412	$730
Debt settled	307	184
Cash acquired	(20)	(4)
	$2,699	$910

Net assets acquired
Definite-lived intangible assets
Customer relationships	$868	$260
Product technology	162	47
Trade names	42	—
Backlog	—	46
Goodwill	1,741	627
Net tangible assets	174	(2)
Deferred tax assets (liabilities)	(288)	(68)
	$2,699	$910
In addition, in 2023, the company acquired, within the Analytical Instruments segment, a U.S.-based developer of Raman-based spectroscopy solutions for in-line measurement.
The weighted-average amortization periods for definite-lived intangible assets acquired in 2023 are 18 years for customer relationships, 14 years for product technology, 15 years for trade names, and 13 years for backlog. The weighted-average amortization period for definite-lived intangible assets acquired in 2023 is 17 years.

Note 13.    Leases
As a lessee, the company leases certain logistics, office, and manufacturing facilities, as well as vehicles, copiers, and other equipment. These operating leases generally have remaining lease terms between 1 month and 30 years, and some include options to extend (generally for 1 to 10 years) or have options to terminate the arrangement within 1 year.
The company has guaranteed the residual value of three leased operating facilities with lease terms ending in 2028, 2029, and 2030. The company has agreed with the lessor to comply with certain financial covenants consistent with its other debt arrangements (Note 3). The aggregate maximum guarantee under these three lease arrangements is $147 million. Operating lease ROU assets and lease liabilities for these lease arrangements are recorded on the consolidated balance sheet as of December 31, 2025, but exclude any amounts for residual value guarantees.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As a lessee, the consolidated financial statements include the following relating to operating leases:

(Dollars in millions)	2025	2024	2023
Statement of income
Operating lease costs	$381	$353	$355
Variable lease costs	116	115	115

Statement of cash flows
Cash used in operating activities for payments of amounts included in the measurement of operating lease liabilities	$374	$327	$410
Operating lease ROU assets obtained in exchange for new operating lease liabilities	197	262	234

Balance sheet
ROU assets - included in other assets	$1,447	$1,489
Operating lease liabilities - included in other accrued expenses	275	261
Operating lease liabilities - included in other long-term liabilities	1,195	1,239

Weighted average at end of year
Remaining operating lease term	7.9 years	8.6 years
Discount rate	4.7%	4.6%
Lease costs arising from finance leases, short-term leases, and sublease income are not material. See Note 3 for additional information relating to finance leases.
As of December 31, 2025, future payments of operating lease liabilities are as follows:

(In millions)
2026	$331
2027	283
2028	237
2029	174
2030	142
2031 and thereafter	652
Total lease payments	1,819
Less: imputed interest	349
Total operating lease liability	$1,470
As a lessor, operating leases, sales-type leases and direct financing leases are not material.
Note 14.    Pension and Other Postretirement Benefit Plans
401(k) Savings Plan and Other Defined Contribution Plans
The company’s 401(k) savings and other defined contribution plans cover the majority of the company’s eligible U.S. and certain non-U.S. employees. Contributions to the plans are made by both employees and the company. Company contributions are based on the level of employee contributions and formulas determined by the company. In 2025, 2024, and 2023, the company charged to expense $472 million, $443 million, and $468 million, respectively, related to its defined contribution plans.
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Contributions to the plans included in the following table are estimated at between $45 million and $50 million for 2026.
The following table provides a reconciliation of benefit obligations and plan assets of the company’s domestic and non-U.S. pension plans:

	Domestic pension benefits		Non-U.S. pension benefits
(In millions)	2025	2024	2025	2024
Accumulated benefit obligation	$946	$937	$1,176	$1,079
Change in projected benefit obligations
Projected benefit obligation at beginning of year	$937	$1,005	$1,135	$1,221
Acquisitions	2	—	46	—
Service costs	—	—	33	28
Interest costs	47	46	41	40
Settlements	—	—	(69)	(29)
Plan participants' contributions	—	—	10	10
Actuarial (gains)/losses	42	(32)	(59)	(59)
Benefits paid	(83)	(81)	(23)	(26)
Currency translation and other	—	—	121	(49)
Projected benefit obligation at end of year	$946	$937	$1,236	$1,135
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$895	$947	$867	$944
Acquisitions	2	—	22	—
Actual return on plan assets	84	22	16	(37)
Employer contributions	5	7	40	37
Settlements	—	—	(69)	(29)
Plan participants' contributions	—	—	10	10
Benefits paid	(83)	(81)	(23)	(26)
Currency translation and other	—	—	88	(32)
Fair value of plan assets at end of year	$903	$895	$952	$867
Funded status	$(43)	$(43)	$(284)	$(268)
Amounts recognized in balance sheet
Noncurrent assets	$3	$5	$71	$57
Current liability	(5)	(5)	(13)	(12)
Noncurrent liabilities	(40)	(42)	(342)	(313)
Net amount recognized	$(43)	$(43)	$(284)	$(268)
Amounts recognized in accumulated other comprehensive income/(loss)
Net actuarial (gain)/loss	$234	$218	$118	$156
Prior service (credits)/cost	—	—	(9)	(7)
Net amount recognized	$234	$218	$109	$149
Actuarial (gains)/losses experienced in 2025 for domestic pension plans were driven by differences between actual and expected returns on plan assets for certain portions of plan benefits indexed to asset returns, as well as decreases in the weighted average discount rates used to determine the projected benefit obligation when compared to 2024. For non-U.S. pension plans, actuarial (gains)/losses experienced in 2025 were primarily driven by increases in the weighted average discount rates used to determine the projected benefit obligation when compared to 2024.
Actuarial (gains)/losses experienced in 2024 for both domestic and non-U.S. pension plans were primarily driven by increases in the weighted average discount rates used to determine the projected benefit obligation when compared to 2023.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The actuarial assumptions used to compute the funded status for the plans are based upon information available as of December 31, 2025 and 2024 and are as follows:

	Domestic pension benefits		Non-U.S. pension benefits
	2025	2024	2025	2024
Weighted average assumptions used to determine projected benefit obligations
Discount rate for determining benefit obligation	5.20%	5.48%	4.05%	3.74%
Interest crediting rate for cash balance plans	5.00%	5.39%	2.52%	2.28%
Average rate of increase in employee compensation	N/A	N/A	2.52%	2.58%
The actuarial assumptions used to compute the net periodic pension benefit cost/(income) are based upon information available as of the beginning of the year, as presented in the following table:

	Domestic pension benefits			Non-U.S. pension benefits
	2025	2024	2023	2025	2024	2023
Weighted average assumptions used to determine net benefit cost/(income)
Discount rate - service cost	N/A	N/A	N/A	2.77%	3.00%	3.62%
Discount rate - interest cost	5.49%	4.82%	5.01%	3.62%	3.48%	3.95%
Interest crediting rate for cash balance plans	5.39%	4.76%	4.96%	2.28%	2.06%	2.19%
Average rate of increase in employee compensation	N/A	N/A	N/A	2.58%	2.64%	2.77%
Expected long-term rate of return on assets	6.50%	6.00%	6.25%	4.52%	4.28%	4.33%
The projected benefit obligation and fair value of plan assets for the company’s qualified and non-qualified pension plans with projected benefit obligations in excess of plan assets are as follows:

	Pension plans
(In millions)	2025	2024
Pension plans with projected benefit obligations in excess of plan assets
Projected benefit obligation	$850	$727
Fair value of plan assets	449	376
The accumulated benefit obligation and fair value of plan assets for the company's qualified and non-qualified pension plans with accumulated benefit obligations in excess of plan assets are as follows:

	Pension plans
(In millions)	2025	2024
Pension plans with accumulated benefit obligations in excess of plan assets
Accumulated benefit obligation	$792	$671
Fair value of plan assets	451	376
The measurement date used to determine benefit information is December 31 for all plan assets and benefit obligations.
The net periodic pension benefit cost/(income) includes the following components:

	Domestic pension benefits			Non-U.S. pension benefits
(In millions)	2025	2024	2023	2025	2024	2023
Components of net benefit cost/(income)
Service cost	$—	$—	$—	$33	$28	$26
Interest cost on benefit obligation	47	46	47	41	40	42
Expected return on plan assets	(59)	(56)	(59)	(37)	(36)	(37)
Amortization of actuarial net loss	—	—	—	4	4	2
Amortization of prior service cost/(benefit)	—	—	—	(1)	(1)	(1)
Settlement/curtailment loss/(gain)	—	—	—	7	2	1
Net periodic benefit cost/(income)	$(11)	$(10)	$(12)	$47	$38	$33

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Expected benefit payments are estimated using the same assumptions used in determining the company’s benefit obligation at December 31, 2025. Benefit payments will depend on future employment and compensation levels, average years employed and average life spans, among other factors, and changes in any of these factors could significantly affect these estimated future benefit payments. Estimated future benefit payments during the next five years and in the aggregate for the five fiscal years thereafter, are as follows:

(In millions)	Domestic pension benefits	Non-U.S. pension benefits
Expected benefit payments
2026	$84	$61
2027	83	61
2028	83	67
2029	81	72
2030	80	71
2031-2035	370	394
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
Non-U.S. Pension Plan Assets
The company maintains specific plan assets for many of the individual pension plans outside the U.S. The investment strategy of each plan has been uniquely established based on the country specific standards and characteristics of the plans. Several of the plans have contracts with insurance companies whereby the market risks of the benefit obligations are borne by the insurance companies. When assets are held directly in investments, generally the objective is to invest in a portfolio of diversified assets with a variety of fund managers. The investments may include equity funds, fixed income funds, hedge funds, multi-asset funds, alternative investments, real estate funds and derivative funds with the target asset allocations ranging from approximately 0% - 10% for equity funds, 30% - 75% for fixed income funds, 0% - 45% for multi-asset funds, 0% - 4% for alternative investments, 0% - 2% for real estate funds and 0% - 35% for funds holding derivatives. The derivatives held by the funds are primarily interest rate swaps intended to match the movements in the plan liabilities. Each plan maintains enough liquidity at all times to meet the near-term benefit payments.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The fair values of the company’s plan assets at December 31, 2025 and 2024, by asset category are as follows:

	December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Not subject to leveling (a)
(In millions)	2025	(Level 1)	(Level 2)	(Level 3)
Domestic pension plan assets
U.S. equity funds	$120	$—	$—	$—	$120
International equity funds	71	—	—	—	71
Fixed income funds	693	—	—	—	693
Money market funds	20	—	—	—	20
Total domestic pension plans	$903	$—	$—	$—	$903
Non-U.S. pension plan assets
Equity funds	$10	$—	$—	$—	$10
Fixed income funds	325	9	—	—	316
Multi-asset funds	100	—	—	—	100
Derivative funds	133	—	—	—	133
Insurance contracts	378	—	378	—	—
Cash / money market funds	6	4	—	—	2
Total non-U.S. pension plans	$952	$13	$378	$—	$561
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 15.    Stock-based Compensation Expense
The company has stock-based compensation plans for its key employees, directors and others. These plans permit the grant of a variety of stock and stock-based awards, including restricted stock units, stock options, or performance-based shares, as determined by the compensation committee of the company’s Board of Directors or, for certain non-officer grants, by the company’s employee equity committee, which consists of its chief executive officer. The company generally issues new shares of its common stock to satisfy option exercises and restricted unit vesting. Grants of stock options and restricted units generally provide that in the event of both a change in control of the company and a qualifying termination of an option or unit holder’s employment, all options and service-based restricted unit awards held by the recipient become immediately vested (unless an employment or other agreement with the employee provides for different treatment).
Stock Options
The weighted average assumptions used in the Black-Scholes option pricing model are as follows:

	2025	2024	2023
Expected stock price volatility	25%	25%	25%
Risk free interest rate	4.4%	4.3%	4.2%
Expected life of options (years)	5.9	5.0	4.7
Expected annual dividend	0.3%	0.3%	0.3%
Weighted average per share grant-date fair values of options granted	$166.69	$166.92	$159.32
The total intrinsic value of options exercised during the same periods was $247 million, $395 million and $320 million, respectively. The intrinsic value is the difference between the market value of the shares on the exercise date and the exercise price of the option.
A summary of the company’s option activity for the year ended December 31, 2025 is presented below:

	Shares (in millions)	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in millions)
Outstanding at December 31, 2024	4.5	$465.80
Granted	0.9	507.42
Exercised	(0.8)	267.66
Canceled/expired	(0.3)	558.52
Outstanding at December 31, 2025	4.3	$507.59	5.0	$336
Vested and unvested expected to vest at December 31, 2025	4.2	$507.05	4.9	$327
Exercisable at December 31, 2025	2.3	$488.09	3.0	$237
As of December 31, 2025, there was $180 million of total unrecognized compensation cost related to unvested stock options granted. The cost is expected to be recognized through 2029 with a weighted average amortization period of 2.2 years.
Restricted Share/Unit Awards
A summary of the company’s restricted unit activity for the year ended December 31, 2025 is presented below:

	Units (in millions)	Weighted average grant-date fair value
Unvested at December 31, 2024	0.6	$551.81
Granted	0.6	480.35
Performance adjustments	0.1	560.12
Vested	(0.3)	546.98
Forfeited	(0.1)	547.42
Unvested at December 31, 2025	0.8	$505.62

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The weighted average per share grant-date fair values of restricted units granted during 2024 and 2023 were $556.83 and $545.73, respectively. The total fair value of shares vested during 2025, 2024 and 2023 was $178 million, $165 million and $207 million, respectively.
As of December 31, 2025, there was $278 million of total unrecognized compensation cost related to unvested restricted stock unit awards. The cost is expected to be recognized through 2030 with a weighted average amortization period of 2.4 years.
Employee Stock Purchase Plans
Qualifying employees are eligible to participate in an employee stock purchase plan sponsored by the company. Shares may be purchased under the program at 95% of the fair market value at the end of the purchase period and the shares purchased are not subject to a holding period. Shares are purchased through payroll deductions of up to 10% of each participating employee’s qualifying gross wages. The company issued 0.2 million, 0.1 million and 0.1 million shares, respectively, of its common stock in 2025, 2024 and 2023 under the employee stock purchase plan.

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
Changes in Internal Control over Financial Reporting
There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended December 31, 2025, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
The company’s management, including the company’s chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The company’s management conducted an assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the company’s management concluded that, as of December 31, 2025, the company’s internal control over financial reporting was effective. Management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2025, excluded our filtration and separation business, which was acquired by the company from Solventum Corporation in September 2025 in a purchase business combination. Total assets (excluding goodwill and acquisition-related intangible assets) and total revenues of the company’s filtration and separation business represented approximately 1% and 1%, respectively, of the consolidated amounts as of and for the year ended December 31, 2025. Based upon Securities and Exchange Commission staff guidance, companies are allowed to exclude certain acquisitions from their assessments of internal control over financial reporting during the first year of an acquisition while integrating the acquired companies.
The company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the company’s internal control over financial reporting as of December 31, 2025, as stated in their report that appears on page 30 of this Annual Report on Form 10-K.
Item 9B.    Other Information
Director and Officer Trading Arrangements
During the three months ended December 31, 2025, no director or executive officer of the company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as provided below:

Name and Title	Action	Plan Type	Date of adoption of Rule 10b5-1 trading plan	Scheduled expiration of Rule 10b5-1 trading plan	Aggregate number of securities to be purchased or sold
Marc N. Casper, CEO, President and Chairman	Adoption	10b5-1	11/11/2025	6/9/2027	137,496
Stephen Williamson, Senior Vice President and CFO	Adoption	10b5-1	11/30/2025	3/4/2026	6,000
Michael D. Shafer, Executive Vice President	Adoption	10b5-1	12/11/2025	12/16/2026	28,501
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

3.4
Amended and Restated By-Laws of the Registrant, as amended and effective as of February 19, 2025 (filed as Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024 [File No. 1-8002] and incorporated in this document by reference).

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

4.16
Twenty-Eighth Supplemental Indenture, dated as of December 5, 2023, between the Company, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed December 5, 2023 [File No. 1-8002] and incorporated in this document by reference).

4.17
Twenty-Ninth Supplemental Indenture, dated as of October 7, 2025, between the Company, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed October 7, 2025 [File No. 1-8002] and incorporated in this document by reference).

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

4.21
Fifth Supplemental Indenture, dated as of December 1, 2025, among Thermo Fisher International, as issuer, the Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed December 1, 2025 [File No. 1-8002] and incorporated in this document by reference).

THERMO FISHER SCIENTIFIC INC.

Exhibit Number	Description of Exhibit
4.22
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

10.3
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

10.5
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

10.7
2009 Restatement of Executive Severance Agreement, between Marc N. Casper and the Registrant, dated November 21, 2009 (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed November 25, 2009 [File No. 1-8002] and incorporated in this document by reference).*

10.8
Amendment No. 1 to 2009 Restatement of Executive Severance Agreement, dated February 25, 2010, between the Registrant and Marc N. Casper (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed February 25, 2010 [File No. 1-8002] and incorporated in this document by reference).*

10.9
Amendment No. 2 to 2009 Restatement of Executive Severance Agreement, dated November 30, 2010, between the Registrant and Marc N. Casper (filed as Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 [File No. 1-8002] and incorporated in this document by reference).*

10.10
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

10.15	Retirement Plan for Non-Employee Directors of Fisher Scientific International Inc. (filed as Exhibit 10.12 to Fisher Scientific International Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992 [File No. 1-10920] and incorporated in this document by reference).*
10.16
First Amendment to the Fisher Scientific International Inc. Retirement Plan for Non-Employee Directors (filed as Exhibit 10.04 to Fisher Scientific International Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 [File No. 1-10920] and incorporated in this document by reference).*

10.17
Amendment to Retirement Plan for Non-Employee Directors of Fisher Scientific International Inc. (filed as Exhibit 10.02 to Fisher Scientific International Inc.’s Current Report on Form 8-K filed March 7, 2006 [File No. 1-10920] and incorporated in this document by reference).*

10.18
Thermo Fisher Scientific Inc. Deferred Compensation Plan for Directors of the Registrant, as amended and restated effective February 21, 2024 (filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 [File No. 1-8002] and incorporated in this document by reference).*

10.19
Thermo Electron Corporation Deferred Compensation Plan, effective November 1, 2001 (filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001 [File No. 1-8002] and incorporated in this document by reference).*

10.20
Thermo Fisher Scientific Inc. Amended and Restated 2005 Deferred Compensation Plan, effective January 1, 2020 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2020 [File No. 1-8002] and incorporated in this document by reference).*

THERMO FISHER SCIENTIFIC INC.

Exhibit Number	Description of Exhibit
10.21
Thermo Fisher Scientific Inc. Deferred Compensation Plan, as amended and restated January 1, 2024 (filed as Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 [File No. 1-8002] and incorporated in this document by reference).*

10.22
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

10.25	PPD, Inc. 2020 Omnibus Incentive Plan (filed as Exhibit 10.38 to PPD Inc.’s Form S-1/A filed January 27, 2020 [File No. 333-235860] and incorporated in this document by reference).*
10.26
Thermo Fisher Scientific Inc. Amended and Restated 2013 Stock Incentive Plan (filed as Exhibit 99.1 to the Registrant’s Form S-8 filed on May 24, 2023 [File No. 333-272173] and incorporated in this document by reference).*

10.27
Form of Thermo Fisher Scientific Inc.’s Nonstatutory Stock Option Agreement for Officers (filed as Exhibit 10.44 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016 [File No. 1-8002] and incorporated in this document by reference).*

10.28
Form of Thermo Fisher Scientific Inc.’s Nonstatutory Stock Option Agreement for Officers effective as of February 25, 2020 (filed as Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 [File No. 1-8002] and incorporated in this document by reference).*

10.29
Form of Nonstatutory Stock Option Agreement between Thermo Fisher Scientific Inc. and Marc N. Casper effective as of February 25, 2020 (filed as Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 [File No. 1-8002] and incorporated in this document by reference).*

10.30
Amendment to Nonstatutory Stock Option Agreements between Thermo Fisher Scientific Inc. and Marc N. Casper (filed as Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 [File No. 1-8002] and incorporated in this document by reference).*

10.31
Form of Thermo Fisher Scientific Inc.’s Nonstatutory Stock Option Agreement effective as of February 22, 2023 (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2023 [File No. 1-8002] and incorporated in this document by reference).*

10.32
Form of Nonstatutory Stock Option Agreement between Thermo Fisher Scientific Inc. and Marc N. Casper effective as of February 22, 2023 (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2023 [File No. 1-8002] and incorporated in this document by reference).*

10.33
Form of Thermo Fisher Scientific Inc.’s Nonstatutory Stock Option Agreement effective as of February 21, 2024 (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2024 [File No. 1-8002] and incorporated in this document by reference).*

10.34
Form of Thermo Fisher Scientific Inc.’s Nonstatutory Stock Option Agreement between Thermo Fisher Scientific Inc. and Marc N. Casper, effective as of February 21, 2024 (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2024 [File No. 1-8002] and incorporated in this document by reference).*

10.35
Form of Thermo Fisher Scientific Inc.’s Restricted Stock Unit Agreement effective as of February 25, 2020 (filed as Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 [File No. 1-8002] and incorporated in this document by reference).*

10.36
Form of Restricted Stock Unit Agreement between Thermo Fisher Scientific Inc. and Marc N. Casper effective as of February 25, 2020 (filed as Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 [File No. 1-8002] and incorporated in this document by reference).*

10.37
Amendment to Restricted Stock Unit Agreements between Thermo Fisher Scientific Inc. and Marc N. Casper (filed as Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 [File No. 1-8002] and incorporated in this document by reference).*

10.38
Form of Thermo Fisher Scientific Inc.’s Restricted Stock Unit Agreement effective as of February 22, 2023 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2023 [File No. 1-8002] and incorporated in this document by reference).*

10.39
Form of Thermo Fisher Scientific Inc.’s Restricted Stock Unit Agreement for Directors (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2023 [File No. 1-8002] and incorporated in this document by reference).*

10.40
Form of Restricted Stock Unit Agreement between Thermo Fisher Scientific Inc. and Marc N. Casper effective as of February 22, 2023 (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2023 [File No. 1-8002] and incorporated in this document by reference).*

10.41
Form of Thermo Fisher Scientific Inc.’s Restricted Stock Unit Agreement effective as of February 21, 2024 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2024 [File No. 1-8002] and incorporated in this document by reference).*

10.42
Form of Thermo Fisher Scientific Inc.’s Performance Restricted Stock Unit Agreement effective as of February 25, 2020 (filed as Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 [File No. 1-8002] and incorporated in this document by reference).*

THERMO FISHER SCIENTIFIC INC.

Exhibit Number	Description of Exhibit
10.43
Form of Performance Restricted Stock Unit Agreement between Thermo Fisher Scientific Inc. and Marc N. Casper effective as of February 25, 2020 (filed as Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 [File No. 1-8002] and incorporated in this document by reference).*

10.44
Amendment to Performance Restricted Stock Unit Agreements between Thermo Fisher Scientific Inc. and Marc N. Casper (filed as Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 [File No. 1-8002] and incorporated in this document by reference).*

10.45
Form of Thermo Fisher Scientific Inc.’s Performance Restricted Stock Unit Agreement effective as of February 22, 2023 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2023 [File No. 1-8002] and incorporated in this document by reference).*

10.46
Form of Performance Restricted Stock Unit Agreement between Thermo Fisher Scientific Inc. and Marc N. Casper effective as of February 22, 2023 (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2023 [File No. 1-8002] and incorporated in this document by reference).*

10.47
Form of Thermo Fisher Scientific Inc.’s Performance Restricted Stock Unit Agreement effective as of February 21, 2024 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2024 [File No. 1-8002] and incorporated in this document by reference).*

10.48
Form of Thermo Fisher Scientific Inc.’s Performance Restricted Stock Unit Agreement between Thermo Fisher Scientific Inc. and Marc N. Casper, effective as of February 21, 2024 (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2024 [File No. 1-8002] and incorporated in this document by reference).*

10.49
Performance Restricted Stock Unit Agreement between Thermo Fisher Scientific Inc. and Marc N. Casper effective as of May 21, 2025 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 22, 2025 [File No. 1-8002] and incorporated in this document by reference).*

10.50
Form of Thermo Fisher Scientific Inc.’s Performance Nonstatutory Stock Option Agreement effective as of February 21, 2024 (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2024 [File No. 1-8002] and incorporated in this document by reference).*

10.51
Form of Thermo Fisher Scientific Inc.’s Performance Nonstatutory Stock Option Agreement between Thermo Fisher Scientific Inc. and Marc N. Casper, effective as of February 21, 2024 (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2024 [File No. 1-8002] and incorporated in this document by reference).*

19
Thermo Fisher Scientific Inc. Insider Trading Policy (filed as Exhibit 19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024 [File No. 1-8002] and incorporated in this document by reference).

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

Date:	February 26, 2026	THERMO FISHER SCIENTIFIC INC.

		By:	/s/ Marc N. Casper
Marc N. Casper
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of February 26, 2026.

By:	/s/ Marc N. Casper	By:	/s/ Jennifer M. Johnson
	Marc N. Casper		Jennifer M. Johnson
	Chairman, President and Chief Executive Officer		Director
(Principal Executive Officer)

By:	/s/ Stephen Williamson	By:	/s/ R. Alexandra Keith
	Stephen Williamson		R. Alexandra Keith
	Senior Vice President and Chief Financial Officer		Director
(Principal Financial Officer)

By:	/s/ Joseph R. Holmes	By:	/s/ Karen S. Lynch
	Joseph R. Holmes		Karen S. Lynch
	Vice President and Chief Accounting Officer		Director
(Principal Accounting Officer)

By:	/s/ Nelson J. Chai	By:	/s/ James C. Mullen
	Nelson J. Chai		James C. Mullen
	Director		Director

By:	/s/ Ruby R. Chandy	By:	/s/ Debora L. Spar
	Ruby R. Chandy		Debora L. Spar
	Director		Director

By:	/s/ C. Martin Harris	By:	/s/ Scott M. Sperling
	C. Martin Harris		Scott M. Sperling
	Director		Director

By:	/s/ Tyler E. Jacks	By:	/s/ Dion J. Weisler
	Tyler E. Jacks		Dion J. Weisler
	Director		Director