Form 10-Q
period 2026-03-28
THERMO FISHER SCIENTIFIC INC.
filed 2026-05-01
CIK 97745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 28, 2026 or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Large accelerated filer ☒                                              Accelerated filer ☐                                       Non-accelerated filer ☐
Smaller reporting company ☐                                      Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of March 28, 2026, the Registrant had 371,621,465 shares of Common Stock outstanding.

THERMO FISHER SCIENTIFIC INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 28, 2026

THERMO FISHER SCIENTIFIC INC.

PART I    FINANCIAL INFORMATION
Item 1.    Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 28,	December 31,
(In millions except share and per share amounts)	2026	2025
Assets
Current assets:
Cash and cash equivalents	$3,254	$9,852
Short-term investments	2	253
Accounts receivable, less allowances of $149 and $147	9,204	8,900
Inventories	5,496	5,425
Contract assets, net	1,684	1,666
Other current assets	2,677	2,612
Total current assets	22,316	28,707
Property, plant and equipment, net	10,658	10,565
Acquisition-related intangible assets, net	19,146	15,838
Other assets	5,973	5,871
Goodwill	55,187	49,362
Total assets	$113,281	$110,343

Liabilities, redeemable noncontrolling interest and equity
Current liabilities:
Short-term obligations and current maturities of long-term obligations	$3,090	$3,533
Accounts payable	3,344	3,622
Accrued payroll and employee benefits	1,565	1,995
Contract liabilities	2,928	2,710
Other accrued expenses	3,694	3,329
Total current liabilities	14,621	15,189
Deferred income taxes	2,107	1,493
Other long-term liabilities	4,421	4,273
Long-term obligations	40,071	35,852
Redeemable noncontrolling interest	121	122
Equity:
Thermo Fisher Scientific Inc. shareholders’ equity:
Preferred stock, $100 par value, 50,000 shares authorized; none issued	—	—
Common stock, $1 par value, 1,200,000,000 shares authorized; 445,473,074 and 445,160,301 shares issued	445	445
Capital in excess of par value	18,713	18,563
Retained earnings	60,632	59,156
Treasury stock at cost, 73,851,609 and 68,938,831 shares	(25,360)	(22,309)
Accumulated other comprehensive income/(loss)	(2,497)	(2,448)
Total Thermo Fisher Scientific Inc. shareholders’ equity	51,934	53,407
Noncontrolling interests	7	7
Total equity	51,940	53,415
Total liabilities, redeemable noncontrolling interest and equity	$113,281	$110,343
The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended
	March 28,	March 29,
(In millions except per share amounts)	2026	2025
Revenues
Product revenues	$6,277	$5,980
Service revenues	4,728	4,384
Total revenues	11,005	10,364
Costs and operating expenses:
Cost of product revenues	3,261	3,125
Cost of service revenues	3,314	3,004
Selling, general and administrative expenses	2,181	2,078
Research and development expenses	336	342
Restructuring and other costs	49	98
Total costs and operating expenses	9,142	8,648
Operating income	1,863	1,716
Interest income	233	203
Interest expense	(354)	(303)
Other income/(expense)	(9)	3
Income before income taxes	1,734	1,620
Benefit from/(provision for) income taxes	(70)	(95)
Equity in earnings/(losses) of unconsolidated entities	(8)	(14)
Net income	1,656	1,511
Less: net income/(loss) attributable to noncontrolling interests and redeemable noncontrolling interest	5	4
Net income attributable to Thermo Fisher Scientific Inc.	$1,651	$1,507

Earnings per share attributable to Thermo Fisher Scientific Inc.
Basic	$4.44	$3.99
Diluted	$4.43	$3.98

Weighted average shares
Basic	372	378
Diluted	373	379

The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended
	March 28,	March 29,
(In millions)	2026	2025
Comprehensive income/(loss)
Net income	$1,656	$1,511
Other comprehensive income/(loss):
Cumulative translation adjustment:
Cumulative translation adjustment (net of tax provision (benefit) of $27 and $(207))	(58)	360
Unrealized gains/(losses) on hedging instruments:
Reclassification adjustment for losses included in net income (net of tax (provision) benefit of $0 and $0)	1	1
Pension and other postretirement benefit liability adjustments:
Pension and other postretirement benefit liability adjustments arising during the period (net of tax (provision) benefit of $(1) and $1)	2	(3)
Amortization of net loss included in net periodic pension cost (net of tax (provision) benefit of $0 and $0)	1	1
Total other comprehensive income/(loss)	(55)	358
Comprehensive income/(loss)	1,601	1,869
Less: comprehensive income/(loss) attributable to noncontrolling interests and redeemable noncontrolling interest	(1)	8
Comprehensive income attributable to Thermo Fisher Scientific Inc.	$1,602	$1,861

The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 28,	March 29,
(In millions)	2026	2025
Operating activities
Net income	$1,656	$1,511
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	306	276
Amortization of acquisition-related intangible assets	430	429
Change in deferred income taxes	(258)	(279)
Stock-based compensation	83	75
Other net non-cash expenses	88	135
Changes in assets and liabilities, excluding the effects of acquisitions	(1,112)	(1,425)
Net cash provided by operating activities	1,192	723
Investing activities
Purchases of property, plant and equipment	(376)	(362)
Proceeds from sale of property, plant and equipment	9	12
Proceeds from cross-currency interest rate swap interest settlements	96	87
Acquisitions, net of cash acquired	(8,872)	—
Purchases of investments	(14)	(264)
Proceeds from sales and maturities of investments	250	2
Other investing activities, net	(55)	(1)
Net cash used in investing activities	(8,961)	(527)
Financing activities
Net proceeds from issuance of debt	5,238	2,840
Repayment of debt	(1,412)	(838)
Proceeds from issuance of commercial paper	389	—
Purchases of company common stock	(3,000)	(2,000)
Dividends paid	(162)	(149)
Other financing activities, net	39	45
Net cash provided by (used in) financing activities	1,093	(102)
Exchange rate effect on cash	78	37
Increase/(decrease) in cash, cash equivalents and restricted cash	(6,599)	132
Cash, cash equivalents and restricted cash at beginning of period	9,879	4,040
Cash, cash equivalents and restricted cash at end of period	$3,280	$4,172

The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
(Unaudited)

	Redeemable Noncontrolling Interest	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income/(Loss)	Total Thermo Fisher Scientific Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
(In millions)		Shares	Amount			Shares	Amount

		Three months ended March 28, 2026
Balance at December 31, 2025	$122	445	$445	$18,563	$59,156	69	$(22,309)	$(2,448)	$53,407	$7	$53,415
Issuance of shares under stock plans	—	—	—	66	—	—	(22)	—	44	—	44
Stock-based compensation	—	—	—	83	—	—	—	—	83	—	83
Purchases of company common stock	—	—	—	—	—	5	(3,000)	—	(3,000)	—	(3,000)
Dividends declared ($0.47 per share)	—	—	—	—	(175)	—	—	—	(175)	—	(175)
Net income/(loss)	4	—	—	—	1,651	—	—	—	1,651	—	1,651
Other comprehensive income/(loss)	(6)	—	—	—	—	—	—	(49)	(49)	—	(49)
Contributions from (distributions to) noncontrolling interest	—	—	—	—	—	—	—	—	—	(1)	(1)
Excise tax from stock repurchases	—	—	—	—	—	—	(28)	—	(28)	—	(28)
Balance at March 28, 2026	$121	445	$445	$18,713	$60,632	74	$(25,360)	$(2,497)	$51,934	$7	$51,940

		Three months ended March 29, 2025
Balance at December 31, 2024	$120	444	$444	$17,962	$53,102	63	$(19,226)	$(2,697)	$49,584	$(33)	$49,551
Issuance of shares under stock plans	—	—	—	74	—	—	(24)	—	50	—	50
Stock-based compensation	—	—	—	75	—	—	—	—	75	—	75
Purchases of company common stock	—	—	—	—	—	4	(2,000)	—	(2,000)	—	(2,000)
Dividends declared ($0.43 per share)	—	—	—	—	(163)	—	—	—	(163)	—	(163)
Net income/(loss)	5	—	—	—	1,507	—	—	—	1,507	—	1,507
Other comprehensive income/(loss)	3	—	—	—	—	—	—	354	354	1	355
Contributions from (distributions to) noncontrolling interest	—	—	—	—	—	—	—	—	—	(1)	(1)
Excise tax from stock repurchases	—	—	—	—	—	—	(18)	—	(18)	—	(18)
Balance at March 29, 2025	$128	444	$444	$18,111	$54,447	67	$(21,269)	$(2,343)	$49,390	$(33)	$49,357

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
Interim Financial Statements
The interim condensed consolidated financial statements presented herein have been prepared by the company, are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at March 28, 2026, the results of operations for the three-month periods ended March 28, 2026 and March 29, 2025, and the cash flows for the three-month periods ended March 28, 2026 and March 29, 2025. Interim results are not necessarily indicative of results for a full year.
The condensed consolidated balance sheet presented as of December 31, 2025, has been derived from the audited consolidated financial statements as of that date. The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain all information that is included in the annual financial statements and notes thereto of the company. The condensed consolidated financial statements and notes included in this report should be read in conjunction with the 2025 financial statements and notes included in the company’s Annual Report on Form 10-K. Certain reclassifications of prior year amounts have been made to conform to the current year presentation.
Note 1 to the consolidated financial statements for 2025 describes the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no material changes in the company’s significant accounting policies during the three months ended March 28, 2026.
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

Standard	Description	Adoption timing and approach	Impact of adoption or other significant matters
Standards recently adopted
ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	Among other things, new guidance to disclose additional information about the tax rate reconciliation and income taxes paid.	2025 annual report and interim periods thereafter using a prospective method.	Increased annual disclosures in Notes 7 and 9
Standards not yet adopted
ASU No. 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	New guidance to disclose specified information about certain costs and expenses.	2027 annual report and interim periods thereafter using a prospective or retrospective method.	Will increase disclosures in Note 6

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Standard	Description	Adoption timing and approach	Impact of adoption or other significant matters
ASU No. 2025-06, Intangibles–Goodwill and Other–Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software	Among other things, new guidance to modernize the accounting for costs to develop software for internal use.	2028 annual report and interim periods thereafter using a prospective, retrospective, or modified transition method; early adoption is permitted.	Currently evaluating adoption impact, timing, and method
ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities	Among other things, establishes guidance for the recognition, measurement, and presentation of government grants.	2029 using a retrospective, modified retrospective, or modified prospective approach; early adoption is permitted.	Currently evaluating adoption impact, timing, and method
Note 2.    Supplemental Balance Sheet Information
Inventories
The components of inventories are as follows:

(In millions)	March 28, 2026	December 31, 2025
Raw materials	$1,925	$1,877
Work in process	942	889
Finished goods	2,629	2,659
Inventories	$5,496	$5,425
Contract-related Balances
Contract asset and liability balances are as follows:

(In millions)	March 28, 2026	December 31, 2025
Current contract assets, net	$1,684	$1,666
Noncurrent contract assets, net	1	1
Current contract liabilities	2,928	2,710
Noncurrent contract liabilities	1,034	1,183
In the three months ended March 28, 2026, the company recognized revenues of $1.29 billion that were included in the contract liabilities balance at December 31, 2025. In the three months ended March 29, 2025, the company recognized revenues of $1.36 billion that were included in the contract liabilities balance at December 31, 2024.
Remaining Performance Obligations
The aggregate amount of the transaction price allocated to the remaining performance obligations for all open customer contracts as of March 28, 2026, was $29.41 billion. The company will recognize revenues for these performance obligations as they are satisfied, approximately 52% of which is expected to occur within the next twelve months. Amounts expected to occur thereafter generally relate to contract manufacturing, clinical research and extended warranty service agreements, which typically have durations of three to five years.
Note 3.    Debt and Other Financing Arrangements
The company’s debt and other financing arrangements are as follows:

	Effective interest rate at March 28,	March 28,	December 31,
(Dollars in millions)	2026	2026	2025

Commercial Paper	3.87%	$393	$—
3.20% 3-Year Senior Notes, Due 1/21/2026 (euro-denominated)		—	587
1.40% 8.5-Year Senior Notes, Due 1/23/2026 (euro-denominated)		—	822
4.953% 3-Year Senior Notes, Due 8/10/2026	5.15%	600	600
0.832% 1.5-Year Senior Notes, Due 9/7/2026 (Swiss franc-denominated)	1.13%	513	517

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Effective interest rate at March 28,	March 28,	December 31,
(Dollars in millions)	2026	2026	2025

5.00% 3-Year Senior Notes, Due 12/5/2026	5.25%	1,000	1,000
1.45% 10-Year Senior Notes, Due 3/16/2027 (euro-denominated)	1.66%	575	587
1.75% 7-Year Senior Notes, Due 4/15/2027 (euro-denominated)	1.97%	691	705
1.054% 5-Year Senior Notes, Due 10/20/2027 (Japanese yen-denominated)	1.18%	180	184
4.80% 5-Year Senior Notes, Due 11/21/2027	5.00%	600	600
Floating Rate (EURIBOR + 0.280%) 2-Year Senior Notes, Due 12/1/2027 (euro-denominated)	2.52%	1,151	1,175
0.790% 3-Year Senior Notes, Due 1/6/2028 (Swiss franc-denominated)	1.34%	110	111
0.50% 8.5-Year Senior Notes, Due 3/1/2028 (euro-denominated)	0.77%	921	940
1.6525% 4-Year Senior Notes, Due 3/7/2028 (Swiss franc-denominated)	1.79%	413	416
0.77% 5-Year Senior Notes, Due 9/6/2028 (Japanese yen-denominated)	0.90%	181	185
1.375% 12-Year Senior Notes, Due 9/12/2028 (euro-denominated)	1.46%	691	705
1.75% 7-Year Senior Notes, Due 10/15/2028	1.89%	700	700
5.00% 5-Year Senior Notes, Due 1/31/2029	5.24%	1,000	1,000
1.125% 4-Year Senior Notes, Due 3/7/2029 (Swiss franc-denominated)	1.26%	394	397
1.95% 12-Year Senior Notes, Due 7/24/2029 (euro-denominated)	2.08%	806	822
2.60% 10-Year Senior Notes, Due 10/1/2029	2.74%	900	900
1.279% 7-Year Senior Notes, Due 10/19/2029 (Japanese yen-denominated)	1.44%	29	30
1.120% 5-Year Senior Notes, Due 1/6/2030 (Swiss franc-denominated)	1.25%	293	295
4.977% 7-Year Senior Notes, Due 8/10/2030	5.12%	750	750
0.80% 9-Year Senior Notes, Due 10/18/2030 (euro-denominated)	0.89%	2,014	2,056
4.215% 5-Year Senior Notes, Due 2/12/2031	4.41%	1,000	—
4.200% 5.5-Year Senior Notes Due 3/1/2031	4.41%	500	500
0.875% 12-Year Senior Notes, Due 10/1/2031 (euro-denominated)	1.13%	1,036	1,057
2.00% 10-Year Senior Notes, Due 10/15/2031	2.23%	1,200	1,200
1.8401% 8-Year Senior Notes, Due 3/8/2032 (Swiss franc-denominated)	1.92%	519	524
2.375% 12-Year Senior Notes, Due 4/15/2032 (euro-denominated)	2.55%	691	705
4.473% 7-Year Senior Notes, Due 10/7/2032	4.62%	750	750
1.49% 10-Year Senior Notes, Due 10/20/2032 (Japanese yen-denominated)	1.60%	39	40
4.95% 10-Year Senior Notes, Due 11/21/2032	5.09%	600	600
1.4175% 8-Year Senior Notes, Due 3/7/2033 (Swiss franc-denominated)	1.49%	438	442
4.550% 7.3-Year Senior Notes, Due 6/15/2033	4.73%	750	—
5.086% 10-Year Senior Notes, Due 8/10/2033	5.20%	1,000	1,000
1.125% 12-Year Senior Notes, Due 10/18/2033 (euro-denominated)	1.21%	1,726	1,762
5.20% 10-Year Senior Notes, Due 1/31/2034	5.34%	500	500
3.65% 12-Year Senior Notes, Due 11/21/2034 (euro-denominated)	3.76%	863	881
1.50% 12-Year Senior Notes, Due 9/6/2035 (Japanese yen-denominated)	1.58%	134	137
4.794% 10-Year Senior Notes, Due 10/7/2035	4.91%	750	750
3.628% 10-Year Senior Notes, Due 12/1/2035 (euro-denominated)	3.70%	1,266	1,292
4.902% 10-Year Senior Notes, Due 2/12/2036	5.02%	1,300	—
1.76% 10-Year Senior Notes, Due 3/3/2036 (Swiss franc-denominated)	1.81%	363	—
2.0375% 12-Year Senior Notes, Due 3/7/2036 (Swiss franc-denominated)	2.10%	407	410
1.520% 12-Year Senior Notes, Due 1/6/2037 (Swiss franc-denominated)	1.56%	389	392
1.6524% 12-Year Senior Notes, Due 3/6/2037 (Swiss franc-denominated)	1.71%	269	271
2.875% 20-Year Senior Notes, Due 7/24/2037 (euro-denominated)	2.94%	806	822

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Effective interest rate at March 28,	March 28,	December 31,
(Dollars in millions)	2026	2026	2025

4.894% 12-Year Senior Notes, Due 10/7/2037	5.00%	500	500
1.90% 12-Year Senior Notes, Due 3/3/2038 (Swiss franc-denominated)	1.95%	314	—
1.50% 20-Year Senior Notes, Due 10/1/2039 (euro-denominated)	1.73%	1,036	1,057
2.01% 15-Year Senior Notes, Due 3/3/2041 (Swiss franc-denominated)	2.05%	357	—
2.80% 20-Year Senior Notes, Due 10/15/2041	2.90%	1,200	1,200
1.625% 20-Year Senior Notes, Due 10/18/2041 (euro-denominated)	1.78%	1,439	1,468
2.069% 20-Year Senior Notes, Due 10/20/2042 (Japanese yen-denominated)	2.13%	91	93
5.404% 20-Year Senior Notes, Due 8/10/2043	5.50%	600	600
2.02% 20-Year Senior Notes, Due 9/6/2043 (Japanese yen-denominated)	2.06%	181	185
5.30% 30-Year Senior Notes, Due 2/1/2044	5.37%	400	400
1.49% 20-Year Senior Notes, Due 1/6/2045 (Swiss franc-denominated)	1.54%	232	233
1.8975% 20-Year Senior Notes, Due 3/7/2045 (Swiss franc-denominated)	1.95%	169	170
5.546% 20-Year Senior Notes, Due 2/12/2046	5.64%	750	—
2.11% 20-Year Senior Notes, Due 3/3/2046 (Swiss franc-denominated)	2.18%	169	—
4.10% 30-Year Senior Notes, Due 8/15/2047	4.23%	750	750
1.875% 30-Year Senior Notes, Due 10/1/2049 (euro-denominated)	1.99%	1,151	1,175
1.47% 25-Year Senior Notes, Due 1/6/2050 (Swiss franc-denominated)	1.49%	409	413
2.00% 30-Year Senior Notes, Due 10/18/2051 (euro-denominated)	2.07%	863	881
2.382% 30-Year Senior Notes, Due 10/18/2052 (Japanese yen-denominated)	2.43%	208	212
2.06% 30-Year Senior Notes, Due 3/3/2056 (Swiss franc-denominated)	2.09%	248	—
Other		1	1
Total borrowings at par value		43,267	39,459
Unamortized discount		(91)	(94)
Unamortized debt issuance costs		(229)	(194)
Total borrowings at carrying value		42,947	39,172
Finance lease liabilities		213	213
Less: Short-term obligations and current maturities		3,090	3,533
Long-term obligations		$40,071	$35,852
EURIBOR - Euro Interbank Offered Rate
The effective interest rates for the fixed-rate debt include the stated interest on the notes, the accretion of any discounts/premiums and the amortization of any debt issuance costs.
See Note 4 for fair value information pertaining to the company’s long-term borrowings.
Credit Facilities
The company has a revolving credit facility (the Facility) with a bank group that provides for up to $5.00 billion of unsecured multi-currency revolving credit. The Facility expires on January 7, 2028. The revolving credit agreement calls for interest at either a Term Secured Overnight Financing Rate (SOFR), EURIBOR-based rate (for funds drawn in euro), or a rate based on the prime lending rate of the agent bank, at the company’s option. The agreement contains affirmative, negative and financial covenants, and events of default customary for facilities of this type. The covenants in the Facility include a Consolidated Net Interest Coverage Ratio (Consolidated EBITDA to Consolidated Net Interest Expense), as such terms are defined in the Facility. Specifically, the company has agreed that, so long as any lender has any commitment under the Facility, any letter of credit is outstanding under the Facility, or any loan or other obligation is outstanding under the Facility, it will maintain a minimum Consolidated Net Interest Coverage Ratio of 3.5:1.0 as of the last day of any fiscal quarter. As of March 28, 2026, no borrowings were outstanding under the Facility.

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
Senior Notes
Interest is payable annually on the euro and public Swiss franc-denominated fixed rate senior notes, quarterly on the euro-denominated floating rate senior note, and semi-annually on all other senior notes. Each of the U.S. dollar and euro-denominated fixed rate senior notes, and Japanese yen-denominated and Swiss franc-denominated private placement notes may be redeemed at a redemption price of 100% of the principal amount plus a specified make-whole premium and accrued interest, together with swap breakage costs payable to holders of the Japanese yen-denominated and Swiss franc-denominated private placement notes who have entered into cross-currency swap agreements. The company is subject to certain affirmative and negative covenants under the indentures and note purchase agreement governing the senior notes, the most restrictive of which limits the ability of the company to pledge certain property and assets as security under borrowing arrangements. The company was in compliance with all covenants related to its senior notes at March 28, 2026.
Thermo Fisher Scientific (Finance I) B.V. (Thermo Fisher International), a wholly-owned finance subsidiary of the company, issued each of the following notes outstanding as of March 28, 2026, included in the table above (collectively, the “Euronotes”) in registered public offerings: the Floating Rate Senior Notes due 2027, the 0.80% Senior Notes due 2030, the 1.125% Senior Notes due 2033, the 3.628% Senior Notes due 2035, the 1.625% Senior Notes due 2041, and the 2.00% Senior Notes due 2051. The company has fully and unconditionally guaranteed all of Thermo Fisher International’s obligations under the Euronotes and all of Thermo Fisher International’s other debt securities, and no other subsidiary of the company will guarantee these obligations. Thermo Fisher International is a “finance subsidiary” as defined in Rule 13-01(a)(4)(vi) of the Exchange Act, with no assets or operations other than those related to the issuance, administration and repayment of the Euronotes and other debt securities issued by Thermo Fisher International from time to time. The financial condition, results of operations and cash flows of Thermo Fisher International are consolidated in the financial statements of the company.
Note 4.    Fair Value Measurements
Fair Value Measurements
The following tables present information about the company’s financial assets and liabilities measured at fair value on a recurring basis:

	March 28,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
(In millions)	2026	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$137	$137	$—	$—
Investments	110	25	—	85
Insurance contracts	266	—	266	—
Derivative contracts	780	—	780	—
Contingent consideration	67	—	—	67
Total assets	$1,362	$163	$1,047	$152

Liabilities
Derivative contracts	$598	$—	$598	$—
Contingent consideration	168	—	—	168
Total liabilities	$767	$—	$598	$168

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
(In millions)	2025	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$6,907	$6,907	$—	$—
Bank time deposits	250	250	—	—
Investments	103	27	—	76
Insurance contracts	280	—	280	—
Derivative contracts	685	—	685	—
Contingent consideration	67	—	—	67
Total assets	$8,292	$7,184	$966	$143

Liabilities
Derivative contracts	$506	$—	$506	$—
Contingent consideration	16	—	—	16
Total liabilities	$522	$—	$506	$16
In the three-month periods ended March 28, 2026, and March 29, 2025, the company recorded $(1) million and $2 million, respectively, of net gains/(losses) on investments, which are included in other income/(expense) in the accompanying statements of income.
The following table provides a rollforward of investments classified as level 3:

	Three months ended
(In millions)	March 28, 2026	March 29, 2025
Investments
Beginning balance	$76	$21
Purchases	9	11
Ending balance	$85	$31
The following table provides a rollforward of the fair value, as determined by level 3 inputs (such as likelihood of a qualifying transaction), of the contingent consideration asset:

Three months ended
(In millions)	March 28, 2026
Contingent consideration asset
Beginning balance	$67
Changes in fair value included in earnings	1
Ending balance	$67
The following table provides a rollforward of the fair value, as determined by level 3 inputs (such as likelihood of achieving production or revenue milestones, as well as changes in the fair values of the investments underlying a recapitalization investment portfolio), of the contingent consideration liabilities.

	Three months ended
(In millions)	March 28, 2026	March 29, 2025
Contingent consideration liabilities
Beginning balance	$16	$13
Acquisitions (including assumed balances)	153	—
Changes in fair value included in earnings	—	1
Ending balance	$168	$13

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Fair Value of Other Financial Instruments
The carrying value and fair value of the company’s debt instruments are as follows:

	March 28, 2026		December 31, 2025
(In millions)	Carrying value	Fair value	Carrying value	Fair value
Senior notes	$42,554	$39,354	$39,171	$36,606
Commercial paper	393	393	—	—
Other	1	1	1	1
	$42,947	$39,747	$39,172	$36,607
The fair value of debt instruments, excluding private placement notes, was determined based on quoted market prices and on borrowing rates available to the company at the respective period ends, which represent level 2 measurements. The fair value of private placement notes was determined based on internally developed pricing models and unobservable inputs, which represent level 3 measurements.
Note 5.    Commitments and Contingencies
Environmental Matters
The company is currently involved in various stages of investigation and remediation related to environmental matters. The company cannot predict all potential costs related to environmental remediation matters and the possible impact on future operations given the uncertainties regarding the extent of the required cleanup, the complexity and interpretation of applicable laws and regulations, the varying costs of alternative cleanup methods and the extent of the company’s responsibility. Expenses for environmental remediation matters related to the costs of installing, operating and maintaining groundwater-treatment systems and other remedial activities related to historical environmental contamination at the company’s domestic and international facilities were not material in any period presented. At March 28, 2026, there have been no material changes to the accruals for pending environmental-related matters disclosed in the company’s 2025 financial statements and notes included in the company’s Annual Report on Form 10-K. While management believes the accruals for environmental remediation are adequate based on current estimates of remediation costs, the company may be subject to additional remedial or compliance costs due to future events such as changes in existing laws and regulations, changes in agency direction or enforcement policies, developments in remediation technologies or changes in the conduct of the company’s operations, which could have a material adverse effect on the company’s financial position, results of operations and cash flows.
Litigation and Related Contingencies
The company is involved in various disputes, governmental and/or regulatory inspections, inquiries, investigations and proceedings, and litigation matters that arise from time to time in the ordinary course of business. The disputes and litigation matters include product liability, intellectual property, employment and commercial issues. Due to the inherent uncertainties associated with pending litigation or claims, the company cannot predict the outcome, nor, with respect to certain pending litigation or claims where no liability has been accrued, make a meaningful estimate of the reasonably possible loss or range of loss that could result from an unfavorable outcome. The company has no material accruals for pending litigation or claims for which accrual amounts are not disclosed in these interim financial statements and notes, nor are material losses deemed probable for such matters. It is reasonably possible, however, that an unfavorable outcome that exceeds the company’s current accrual estimate, if any, for one or more such matters could have a material adverse effect on the company’s results of operations, financial position and cash flows.
Product Liability, Workers Compensation and Other Personal Injury Matters
The company is involved in various proceedings and litigation that arise from time to time in connection with product liability, workers compensation and other personal injury matters. At March 28, 2026, there have been no material changes to the accruals for pending product liability, workers compensation, and other personal injury matters disclosed in the company’s 2025 financial statements and notes included in the company’s Annual Report on Form 10-K. Although the company believes that the amounts accrued and estimated insurance recoveries are probable and appropriate based on available information, including actuarial studies of loss estimates, the process of estimating losses and insurance recoveries involves a considerable degree of judgment by management and the ultimate amounts could vary, which could have a material adverse effect on the company’s results of operations, financial position, and cash flows. Insurance contracts do not relieve the company of its primary obligation with respect to any losses incurred. The collectability of amounts due from its insurers is subject to the solvency and willingness of the insurer to pay, as well as the legal sufficiency of the insurance claims. Management monitors the payment history as well as the financial condition and ratings of its insurers on an ongoing basis.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6.    Supplemental Income Statement Information
Disaggregated Revenues
Revenues by type are as follows:

	Three months ended
(In millions)	March 28, 2026	March 29, 2025
Revenues
Consumables	$4,722	$4,354
Instruments	1,555	1,626
Services	4,728	4,384
Consolidated revenues	$11,005	$10,364
Revenues by geographic region based on customer location are as follows:

	Three months ended
(In millions)	March 28, 2026	March 29, 2025
Revenues
North America	$5,705	$5,513
Europe	2,957	2,624
Asia-Pacific	1,970	1,891
Other regions	372	337
Consolidated revenues	$11,005	$10,364
Each reportable segment earns revenues from consumables, instruments and services in North America, Europe, Asia-Pacific and other regions.
Revenues by business are as follows:

	Three months ended
(In millions)	March 28, 2026	March 29, 2025
Revenues
Biosciences	$981	$993
Genetic sciences	655	677
BioProduction	893	671
Other	107	—
Life Sciences Solutions	2,636	2,341
Chromatography and mass spectrometry	798	773
Chemical analysis	285	286
Electron microscopy	633	659
Analytical Instruments	1,716	1,718
Clinical diagnostics	271	263
ImmunoDiagnostics	230	217
Microbiology	160	152
Transplant diagnostics	121	113
Healthcare market channel	430	474
Elimination of intrasegment revenues	(71)	(72)
Specialty Diagnostics	1,142	1,148
Laboratory products	569	582
Research and safety market channel	1,827	1,727
Pharma services	1,741	1,607
Clinical research	2,128	1,939
Elimination of intrasegment revenues and other	(228)	(214)
Laboratory Products and Biopharma Services	6,036	5,640
Elimination of intersegment revenues	(524)	(482)
Consolidated revenues	$11,005	$10,364

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restructuring and Other Costs
In the first three months of 2026, restructuring and other costs primarily included continuing charges for headcount reductions and facility consolidations in an effort to streamline operations, impairment of long-lived assets, and, to a lesser extent, net charges for pre-acquisition litigation and other matters. In 2026, severance actions associated with facility consolidations and cost reduction measures affected less than 1% of the company’s workforce.
As of May 1, 2026, the company has identified restructuring actions, primarily in the Laboratory Products and Biopharma Services segment, that it expects will result in additional charges of approximately $290 million, primarily in 2026, and expects to identify additional actions in future periods.
Restructuring and other costs are as follows:

Three months ended
(In millions)	March 28, 2026
Life Sciences Solutions	$9
Analytical Instruments	4
Laboratory Products and Biopharma Services	33
Corporate	3
$49
The following table summarizes the changes in the company’s accrued restructuring balance, which is included in other accrued expenses in the accompanying balance sheets. Other amounts reported as restructuring and other costs in the accompanying statements of income have been summarized in the notes to the table.

(In millions)	Total (a)
Balance at December 31, 2025	$70
Net restructuring charges incurred in 2026 (b)	34
Payments	(37)
Currency translation and other	(2)
Balance at March 28, 2026	$65
(a)The movements in the restructuring liability principally consist of severance and other costs associated with facility consolidations.
(b)Excludes $15 million of net charges, principally $14 million of charges for impairment of long-lived assets in the Laboratory Products and Biopharma Services segment.
The company expects to pay accrued restructuring costs primarily through 2026.
Earnings per Share
The company’s earnings per share are as follows:

	Three months ended
	March 28,	March 29,
(In millions except per share amounts)	2026	2025
Net income attributable to Thermo Fisher Scientific Inc.	$1,651	$1,507

Basic weighted average shares	372	378
Plus effect of: stock options and restricted stock units	1	1
Diluted weighted average shares	373	379

Basic earnings per share	$4.44	$3.99
Diluted earnings per share	$4.43	$3.98

Antidilutive stock options excluded from diluted weighted average shares	3	3

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7.    Income Taxes
The provision for income taxes in the accompanying statements of income differs from the provision calculated by applying the statutory federal income tax rate to income before provision for income taxes due to the following:

	Three months ended
(Dollars in millions)	March 28, 2026		March 29, 2025
U.S. federal statutory tax rate	$364	21.0%	$340	21.0%
State and local income taxes, net of federal income tax effect	21	1.2%	14	0.8%
Foreign tax effects	(150)	(8.7)%	(43)	(2.6)%
Effect of changes in tax laws or rates enacted in the current period	—	0.0%	2	0.1%
Effect of cross-border tax laws	59	3.4%	19	1.2%
Tax credits	(46)	(2.6)%	(45)	(2.8)%
Changes in valuation allowances	—	0.0%	(28)	(1.7)%
Nontaxable or nondeductible items	—	0.0%	(8)	(0.5)%
Changes in unrecognized tax benefits	1	0.0%	(28)	(1.7)%
Other adjustments	(179)	(10.3)%	(128)	(7.9)%
Effective tax rate	$70	4.0%	$95	5.8%
In the first three months of 2026 and 2025, the company recorded deferred tax benefits from the recognition of a tax attribute related to domestication transactions of $175 million and $125 million, respectively, included in Other adjustments above.
The company has operations and a taxable presence in approximately 70 countries outside the U.S. The company's effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate.
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted. The OBBBA includes a broad range of provisions, such as the permanent extension of certain otherwise expiring provisions, modifications to the international tax framework and the reinstatement of favorable tax treatment for certain business provisions. The OBBBA made changes to certain US corporate tax provisions which are effective beginning in 2026. The enactment of the OBBBA does not have a material impact on the results from operations for the current year or future years.
Unrecognized Tax Benefits
As of March 28, 2026, the company had $0.42 billion of unrecognized tax benefits substantially all of which, if recognized, would reduce the effective tax rate. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(In millions)	2026
Balance at beginning of year	$419
Additions for tax positions of current year	1
Balance at end of period	$420
Note 8.    Comprehensive Income/(Loss) and Shareholders' Equity
Comprehensive Income/(Loss)
Changes in each component of accumulated other comprehensive income/(loss), net of tax, are as follows:

(In millions)	Cumulative translation adjustment	Unrealized gains/(losses) on hedging instruments	Pension and other postretirement benefit liability adjustment	Total
	Three months ended March 28, 2026
Balance at December 31, 2025	$(2,181)	$(23)	$(245)	$(2,448)
Other comprehensive income/(loss) before reclassifications	(58)	—	2	(57)
Amounts reclassified from accumulated other comprehensive income/(loss)	6	1	1	8
Net other comprehensive income/(loss)	(53)	1	3	(49)
Balance at March 28, 2026	$(2,234)	$(22)	$(242)	$(2,497)

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9.    Supplemental Cash Flow Information
Supplemental cash flow information is as follows:

	Three months ended
(In millions)	March 28, 2026	March 29, 2025
Non-cash investing and financing activities
Acquired but unpaid property, plant and equipment	$206	$173
Declared but unpaid dividends	177	164
Issuance of stock upon vesting of restricted stock units	62	65
Excise tax from stock repurchases	28	18
Cash, cash equivalents and restricted cash is included in the accompanying balance sheet as follows:

(In millions)	March 28, 2026	December 31, 2025
Cash and cash equivalents	$3,254	$9,852
Restricted cash included in other current assets	4	5
Restricted cash included in other assets	22	22
Cash, cash equivalents and restricted cash	$3,280	$9,879
Amounts included in restricted cash primarily represent funds held as collateral for bank guarantees, pension related deposits, and incoming cash in China awaiting government administrative clearance.
Note 10.    Derivatives
Derivative Contracts
The following table provides the aggregate notional value of outstanding derivative contracts.

(In millions)	March 28, 2026	December 31, 2025
Notional amount
Cross-currency interest rate swaps designated as net investment hedge - euro	$—	$1,000
Cross-currency interest rate swaps designated as net investment hedge - Japanese yen	4,650	4,650
Cross-currency interest rate swaps designated as net investment hedge - Swiss franc	8,800	5,000
Currency exchange contracts	1,286	2,248
While certain derivatives are subject to netting arrangements with counterparties, the company does not offset derivative assets and liabilities within the balance sheet. The following tables present the fair value of derivative instruments in the accompanying balance sheets and statements of income.

	Fair value – assets		Fair value – liabilities
	March 28,	December 31,	March 28,	December 31,
(In millions)	2026	2025	2026	2025
Derivatives designated as hedging instruments
Cross-currency interest rate swaps	$778	$684	$597	$504
Derivatives not designated as hedging instruments
Currency exchange contracts	2	2	1	2
Total derivatives	$780	$685	$598	$506

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides information on the company’s derivative positions subject to master netting arrangements, presented on a net basis, had the company elected to offset the asset and liability balances of its positions in the consolidated balance sheets:

	Fair value – assets		Fair value – liabilities
	March 28,	December 31,	March 28,	December 31,
(In millions)	2026	2025	2026	2025
Gross amounts recognized in the consolidated balance sheets	$780	$685	$598	$506
Gross amounts subject to offset in master netting arrangements not offset in the consolidated balance sheets	(444)	(319)	(444)	(319)
Total derivatives, net	$337	$366	$155	$187
The fair value of the cross-currency interest rate swaps is included in the accompanying balance sheets under the caption other current assets, other assets, other current liabilities, or other long-term liabilities. The fair value of the currency exchange contracts is included in the accompanying balance sheets under the captions other current assets or other accrued expenses.

	Gain/(loss) recognized
	Three months ended
	March 28,	March 29,
(In millions)	2026	2025

Derivatives designated as cash flow hedges
Interest rate swaps
Amount reclassified from accumulated other comprehensive income/(loss) to interest expense	$(1)	$(1)
Financial instruments designated as net investment hedges
Foreign currency-denominated debt and other payables
Included in cumulative translation adjustment within other comprehensive income/(loss)	222	(450)
Cross-currency interest rate swaps
Included in cumulative translation adjustment within other comprehensive income/(loss)	(55)	(119)
Included in interest expense	97	68
Derivatives not designated as hedging instruments
Currency exchange contracts
Included in cost of product revenues	1	1
Included in other income/(expense)	7	10
Gains and losses recognized on currency exchange contracts are included in the accompanying statements of income together with the corresponding, offsetting losses and gains on the underlying hedged transactions.
See Note 1 to the consolidated financial statements for 2025 included in the company’s Annual Report on Form 10-K for additional information on the company’s risk management objectives and strategies.
Note 11.    Business Segment Information
Business Segment Information
The company’s financial performance is reported in four segments. During 2026, there have been no changes to the company’s basis of segmentation or in the basis of measurement of segment income. Other segment items included in the below tables consist of stock-based compensation and other incentive compensation expenses, allocations of corporate expenses and certain overhead expenses, as well as elimination of intersegment and intrasegment profits. Prior period segment expense amounts have been recast to reflect the method for allocating expenses to segments in the current period.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2026

	Three months ended March 28, 2026
(In millions)	Life Sciences Solutions	Analytical Instruments	Specialty Diagnostics	Laboratory Products and Biopharma Services	Total
Revenues
Revenues from external customers	$2,219	$1,667	$1,124	$5,995	$11,005
Intersegment revenues	417	49	18	41	524
	2,636	1,716	1,142	6,036	11,529
Elimination of intersegment revenues					(524)
Consolidated revenues					$11,005
Segment Income
Cost of revenues	1,004	876	657	4,757
Selling, general, and administrative expenses	496	313	177	597
Research and development expenses	131	139	44	15
Other segment items	50	34	(49)	(110)
Segment income	954	355	313	778	2,399
Unallocated amounts
Cost of revenues adjustments					(14)
Selling, general and administrative expenses adjustments					(43)
Restructuring and other costs					(49)
Amortization of acquisition-related intangible assets					(430)
Interest income					233
Interest expense					(354)
Other income/(expense)					(9)
Consolidated income before income taxes					$1,734

(In millions)	Unallocated amounts	Life Sciences Solutions	Analytical Instruments	Specialty Diagnostics	Laboratory Products and Biopharma Services	Consolidated
Segment assets	$98,434	$3,490	$3,104	$1,332	$6,921	$113,281
Purchases of property, plant and equipment	28	20	36	35	259	376
Depreciation of property, plant and equipment	—	70	26	24	186	306

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2025

	Three months ended March 29, 2025
(In millions)	Life Sciences Solutions	Analytical Instruments	Specialty Diagnostics	Laboratory Products and Biopharma Services	Total
Revenues
Revenues from external customers	$1,954	$1,677	$1,130	$5,603	$10,364
Intersegment revenues	387	41	18	37	482
	2,341	1,718	1,148	5,640	10,846
Elimination of intersegment revenues					(482)
Consolidated revenues					$10,364
Segment Income
Cost of revenues	855	835	679	4,410
Selling, general, and administrative expenses	468	313	171	588
Research and development expenses	139	137	45	13
Other segment items	45	33	(51)	(103)
Segment income	834	399	304	731	2,269
Unallocated amounts
Cost of revenues adjustments					(11)
Selling, general and administrative expenses adjustments					(14)
Restructuring and other costs					(98)
Amortization of acquisition-related intangible assets					(429)
Interest income					203
Interest expense					(303)
Other income/(expense)					3
Consolidated income before income taxes					$1,620

(In millions)	Unallocated amounts	Life Sciences Solutions	Analytical Instruments	Specialty Diagnostics	Laboratory Products and Biopharma Services	Consolidated
Segment assets	$85,272	$3,018	$2,986	$1,298	$6,467	$99,041
Purchases of property, plant and equipment	36	43	44	33	205	362
Depreciation of property, plant and equipment	—	59	24	22	172	276
Note 12.    Acquisitions and Divestiture
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2026
On March 24, 2026, the company acquired, within the Laboratory Products and Biopharma Services segment, Clario Holdings, Inc., a U.S.-based leading provider of endpoint data solutions for clinical trials. The acquisition expands the segment’s portfolio with the addition of highly complementary clinical research offerings, enabling customers to gain critical insights from patient data to improve decision-making, accelerate innovation and drive greater productivity. The goodwill recorded as a result of this business combination is not expected to be tax deductible.
The components of the preliminary purchase price and net assets acquired are as follows:

(In millions)	Clario
Purchase price
Cash paid	$5,806
Debt settled	3,180
Purchase price payable	121
Fair value of contingent consideration	110
Cash acquired	(117)
$9,099

Net assets acquired
Definite-lived intangible assets
Customer relationships	$2,481
Product technology	844
Trade names	19
Backlog	461
Goodwill	6,120
Net other assets/(liabilities)	392
Contract liabilities	(375)
Deferred tax assets/(liabilities)	(843)
$9,099
The preliminary allocation of the purchase price for the acquisition of Clario is based on the estimates of the fair value of the purchase price and net assets acquired and is subject to adjustment upon finalization, largely with respect to acquired intangible assets, contract liabilities and the related deferred taxes. Measurements of these items inherently require significant estimates and assumptions.
In 2026, the company also acquired, within the Analytical Instruments segment, two proteomics software companies including one in the U.S. and one in Germany, further strengthening our mass spectrometry and proteomics software capabilities.
The weighted-average amortization periods for definite-lived intangible assets acquired in 2026 are 20 years for customer relationships, 7 years for product technology, 3 years for trade names, and 3 years for backlog. The weighted-average amortization period for all definite-lived intangible assets acquired in 2026 is 15 years.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The components of the preliminary purchase price and net assets acquired are as follows:

(In millions)	Filtration and separation business
Purchase price
Cash paid	$3,939
Fair value of contingent consideration	(66)
Cash acquired	(9)
$3,865

Net assets acquired
Property, plant and equipment	$470
Definite-lived intangible assets
Customer relationships	1,116
Product technology	388
Trade names	51
Goodwill	2,068
Net other assets/(liabilities)	150
Deferred tax assets/(liabilities)	(377)
$3,865
The preliminary allocation of the purchase price for the acquisition of Solventum’s Filtration and Separation business is based on the estimates of the fair value of the purchase price and net assets acquired and is subject to adjustment upon finalization, largely with respect to acquired intangible assets, inventory and the related deferred taxes. Measurements of these items inherently require significant estimates and assumptions.
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
Divestiture
On April 27, 2026, the company entered into an agreement to sell its microbiology business to Astorg for approximately $1.075 billion, consisting of cash and a $50 million seller note. The business is part of the Specialty Diagnostics segment. The sale is subject to customary closing conditions and applicable regulatory approvals and is expected to close in the second half of 2026. The assets and liabilities of the microbiology business were as follows as of March 28, 2026:

(In millions)
Current assets	$231
Long-term assets	758
Current liabilities	72
Long-term liabilities	59

THERMO FISHER SCIENTIFIC INC.
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements”, within the meaning of the Private Securities Litigation Reform Act of 1995 and other applicable securities laws. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, and are often identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” or similar expressions or words with similar meanings. Any statements contained herein that are not statements of historical fact should be considered forward-looking statements.
Forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations include, among others, statements regarding:
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
Each forward-looking statement contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations is inherently uncertain and involves significant risks, assumptions, and factors that could cause actual results to differ materially from those expressed or implied. Important risks and uncertainties that could cause such differences are detailed under the caption “Risk Factors” in the company’s Annual Report on Form 10-K for the year ended December 31, 2025, which is on file with the Securities and Exchange Commission (SEC).
Forward-looking statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations speak only as of the dates on which they are made. While the company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, in the event of new information, future developments, or otherwise, except as required by law.
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
Consolidated Results

	Three months ended
	March 28,	March 29,
(Dollars in millions except per share amounts)	2026	2025	Change
Revenues	$11,005	$10,364	6%
GAAP operating income	1,863	1,716	9%
GAAP operating income margin	16.9%	16.6%	0.3	pt
Adjusted operating income (non-GAAP measure)	2,399	2,269	6%
Adjusted operating income margin (non-GAAP measure)	21.8%	21.9%	(0.1)	pt
GAAP diluted earnings per share attributable to Thermo Fisher Scientific Inc.	4.43	3.98	11%
Adjusted earnings per share (non-GAAP measure)	5.44	5.15	6%

THERMO FISHER SCIENTIFIC INC.
Organic Revenue Growth

Three months ended
March 28, 2026
Revenue growth	6%
Impact of acquisitions	3%
Impact of currency translation	2%
Organic revenue growth (non-GAAP measure)	1%
During the first three months of 2026, revenue growth was strong in the pharma and biotech market, with performance driven by strengthening underlying market conditions. Revenues in the academic and government market declined, driven by muted macro conditions in the U.S. and China. Revenue to customers in the industrial and applied market was flat. Revenue to customers in the diagnostics and healthcare market declined. During the first three months of 2026, sales grew slightly in North America and were flat in Europe and Asia-Pacific, with China declining slightly. The first quarter of 2026 was also impacted by one fewer selling day than the first quarter of 2025. Contributions to organic revenue during the first three months of 2026 were led by the Laboratory Products and Biopharma Services segment and, to a lesser extent, the Life Sciences Solutions segment, offset in part by declines in the Analytical Instruments and Specialty Diagnostics segments.
The company continues to execute its proven growth strategy which consists of three pillars:
•High-impact innovation,
•Our trusted partner status with customers, and
•Our unparalleled commercial engine.
GAAP operating income margin and adjusted operating income margin decreased in the first quarter of 2026 due primarily to unfavorable business mix, strategic investments, and the impact of tariffs and related foreign currency effects, largely offset by very strong productivity improvements. The aforementioned decrease in GAAP operating income margin in the first quarter of 2026 was more than offset by lower levels of restructuring and other charges incurred for headcount reductions and facility consolidations in an effort to streamline operations (Note 6).
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
Notable Recent Acquisitions
On March 24, 2026, the company acquired, within the Laboratory Products and Biopharma Services segment, Clario Holdings, Inc., a U.S.-based leading provider of endpoint data solutions for clinical trials. The acquisition expands the segment’s portfolio with the addition of highly complementary clinical research offerings, enabling customers to gain critical insights from patient data to improve decision-making, accelerate innovation and drive greater productivity.
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
Segment Results
The company’s management evaluates segment operating performance using operating income before certain charges/credits as defined in Note 11 to the Consolidated Financial Statements of the company’s Annual Report on Form 10-K for 2025. Accordingly, the following segment data are reported on this basis.

THERMO FISHER SCIENTIFIC INC.

	Three months ended
(Dollars in millions)	March 28, 2026	March 29, 2025
Revenues
Life Sciences Solutions	$2,636	$2,341
Analytical Instruments	1,716	1,718
Specialty Diagnostics	1,142	1,148
Laboratory Products and Biopharma Services	6,036	5,640
Eliminations	(524)	(482)
Consolidated revenues	$11,005	$10,364
Life Sciences Solutions

	Three months ended						Organic (non-GAAP measure)
(Dollars in millions)	March 28, 2026	March 29, 2025	Total Change		Acquisitions/ Divestitures	Currency Translation
Revenues	$2,636	$2,341	13%		9%	3%	1%
Segment income	954	834	14%
Segment income margin	36.2%	35.6%	0.6	pt
The increase in organic revenues in the first quarter of 2026 was primarily driven by the bioproduction business. On a reported basis, the bioproduction business grew $222 million, which contributed 9 percentage points of reported growth in the segment, driven by higher demand from pharma and biotech customers, as well as the impact from the 2025 acquisition of the filtration and separation business. The increase in segment income margin resulted primarily from exceptionally strong productivity improvements, offset in part by unfavorable business mix, and the impact from the acquisition of the filtration and separation business.
Analytical Instruments

	Three months ended						Organic (non-GAAP measure)
(Dollars in millions)	March 28, 2026	March 29, 2025	Total Change		Acquisitions/ Divestitures	Currency Translation
Revenues	$1,716	$1,718	0%		0%	2%	(2)%
Segment income	355	399	(11)%
Segment income margin	20.7%	23.2%	(2.5)	pt
The decrease in organic revenues in the first quarter of 2026 was driven by muted demand for instruments from academic and government customers in the U.S. and China. On a reported basis, the electron microscopy business declined $27 million, largely offset by $26 million of growth in the chromatography and mass spectrometry business. The decrease in segment income margin was driven by the impacts of tariffs and related foreign exchange, unfavorable business mix, and lower volume, partially offset by productivity improvements.
Specialty Diagnostics

	Three months ended						Organic (non-GAAP measure)
(Dollars in millions)	March 28, 2026	March 29, 2025	Total Change		Acquisitions/ Divestitures	Currency Translation
Revenues	$1,142	$1,148	(1)%		0%	3%	(3)%
Segment income	313	304	3%
Segment income margin	27.4%	26.5%	0.9	pt
The decrease in organic revenues in the first quarter of 2026 was driven by the impact of one fewer selling day in the current year quarter, and strong performance in the prior year quarter. On a reported basis, the healthcare market channel declined $43 million, partially offset by growth across the diagnostics businesses. The increase in segment income margin was driven by strong productivity and favorable impacts of foreign exchange, offset in part by unfavorable volume leverage.

THERMO FISHER SCIENTIFIC INC.
Laboratory Products and Biopharma Services

	Three months ended						Organic (non-GAAP measure)
(Dollars in millions)	March 28, 2026	March 29, 2025	Total Change		Acquisitions/ Divestitures	Currency Translation
Revenues	$6,036	$5,640	7%		1%	2%	4%
Segment income	778	731	6%
Segment income margin	12.9%	13.0%	(0.1)	pt
The increase in organic revenues in the first quarter of 2026 was primarily due to strong growth in the clinical research business and the research and safety market channel. On a reported basis, the clinical research business, pharma services business, and the research and safety market channel grew $189 million, $134 million, and $100 million, respectively, which contributed 3 percentage points, 2 percentage points, and 2 percentage points, respectively, of reported growth in the segment. The decrease in segment income margin was driven by unfavorable business mix, strategic investments and unfavorable impacts of foreign exchange, largely offset by very strong productivity improvements.
Non-operating Items

	Three months ended
	March 28,	March 29,
(Dollars and shares in millions)	2026	2025
Net interest expense	$121	$100
GAAP other income/(expense)	(9)	3
Adjusted other income/(expense) (non-GAAP measure)	(8)	2
GAAP tax rate	4.0%	5.8%
Adjusted tax rate (non-GAAP measure)	10.5%	10.0%
Weighted average diluted shares	373	379
Net interest expense (interest expense less interest income) in the first three months of 2026 increased due primarily to the increase in debt for general corporate purposes and the company’s capital deployment initiatives, which included financing stock buybacks, paying dividends, and acquiring Clario (Note 12), partially offset by higher average cash, cash equivalents and short-term investments balances when compared to the first three months of 2025. In the first three months of 2026 and 2025, the company’s net interest expense was reduced by approximately $96 million and $67 million, respectively, as a result of its interest rate swap and cross-currency interest rate swap arrangements (Note 10).
GAAP other income/(expense) and adjusted other income/(expense) includes currency transaction gains/losses on non-operating monetary assets and liabilities, and net periodic pension benefit cost/income, excluding the service cost component. GAAP other income/(expense) in the first three months of 2026 and 2025 also includes $(1) million and $1 million, respectively, of net gains/(losses) on investments.
The company’s GAAP and adjusted tax rates in the first quarter of 2026 and 2025 were impacted by $175 million and $125 million, respectively, of deferred tax benefits from the recognition of a tax attribute related to domestication transactions (Note 7).
The effective tax rates in both 2026 and 2025 were also affected by relatively significant earnings in lower tax jurisdictions. Due primarily to the non-deductibility of intangible asset amortization for tax purposes, the company’s cash payments for income taxes are higher than its income tax expense for financial reporting purposes and are expected to total approximately $1.5 billion in 2026.
The company expects its GAAP effective tax rate in 2026 will be between 9% and 11% based on currently forecasted rates of profitability in the countries in which the company conducts business and generates foreign tax credits. The effective tax rate can vary significantly from period to period as a result of discrete income tax factors and events. The company expects its adjusted tax rate will be approximately 11.5% in 2026.
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
Weighted average diluted shares decreased in 2026 compared to 2025, primarily due to share repurchases, net of option dilution.

THERMO FISHER SCIENTIFIC INC.
Liquidity and Capital Resources
The company’s proven growth strategy has enabled it to generate free cash flow as well as access the capital markets. The company deploys its capital primarily via mergers and acquisitions and secondarily via share buybacks and dividends.

(In millions)	March 28, 2026	December 31, 2025
Cash and cash equivalents	$3,254	$9,852
Short-term investments	2	253
Total debt	43,161	39,384
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
As of March 28, 2026, the company’s short-term obligations and current maturities of long-term obligations totaled $3.09 billion. During the first quarter of 2026, the company amended its revolving credit facility with a bank group that provides up to $5.00 billion of unsecured multi-currency revolving credit to extend the expiration date by one year to January 7, 2028 (Note 3). If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of March 28, 2026, no borrowings were outstanding under the company’s revolving credit facility.

	Three months ended
(In millions)	March 28, 2026	March 29, 2025
Net cash provided by operating activities	$1,192	$723
Net cash used in investing activities	(8,961)	(527)
Net cash provided by (used in) financing activities	1,093	(102)
Free cash flow (non-GAAP measure)	825	373
Operating Activities
During the first three months of 2026, cash provided by income was offset in part by investments in working capital. Changes in other assets and liabilities used cash of $0.45 billion primarily due to the timing of payments for compensation and income taxes. Cash payments for income taxes were $0.35 billion during the first three months of 2026.
During the first three months of 2025, cash provided by income was offset in part by investments in working capital. Changes in other assets and liabilities used cash of $1.19 billion primarily due to the timing of payments for compensation and income taxes. Cash payments for income taxes were $0.65 billion during the first three months of 2025.
Investing Activities
During the first three months of 2026, acquisitions used cash of $8.87 billion. The company’s investing activities also included purchases of $0.38 billion for the purchase of property, plant and equipment for capacity and capability investments.
During the first three months of 2025 the company’s investing activities included purchases of $0.36 billion for the purchase of property, plant and equipment for capacity and capability investments.
The company expects that for all of 2026, expenditures for property, plant and equipment, net of disposals, will be between $1.9 billion and $2.1 billion.
Financing Activities
During the first three months of 2026, issuance of debt and net commercial paper activity provided $5.63 billion of cash. Repayment of debt used cash of $1.41 billion. The company’s financing activities also included the repurchase of $3.00 billion of the company’s common stock (4.9 million shares), and the payment of $0.16 billion in cash dividends. On November 6, 2025, the Board of Directors authorized the repurchase of up to $5.00 billion of the company’s common stock. All of the shares of common stock repurchased by the company during the first three months of 2026 were under this program. At May 1, 2026, $2.00 billion was available for future repurchases of the company’s common stock under this authorization.

THERMO FISHER SCIENTIFIC INC.
During the first three months of 2025, issuance of debt provided $2.84 billion of cash. Repayment of senior notes used cash of $0.84 billion. The company’s financing activities also included the repurchase of $2.00 billion of the company’s common stock (3.6 million shares) and the payment of $0.15 billion in cash dividends.
The company’s commitments for purchases of property, plant and equipment, contractual obligations and other commercial commitments, did not change materially subsequent to December 31, 2025, except in connection with the completion of the Clario acquisition, which occurred on March 24, 2026 (Note 12).
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

THERMO FISHER SCIENTIFIC INC.

	Three months ended
	March 28,	March 29,
(Dollars in millions except per share amounts)	2026	2025

Reconciliation of adjusted operating income
GAAP operating income	$1,863	$1,716
Cost of revenues adjustments (a)	14	11
Selling, general and administrative expenses adjustments (b)	43	14
Restructuring and other costs (c)	49	98
Amortization of acquisition-related intangible assets	430	429
Adjusted operating income (non-GAAP measure)	$2,399	$2,269

Reconciliation of adjusted operating income margin
GAAP operating income margin	16.9%	16.6%
Cost of revenues adjustments (a)	0.1%	0.1%
Selling, general and administrative expenses adjustments (b)	0.4%	0.1%
Restructuring and other costs (c)	0.4%	1.0%
Amortization of acquisition-related intangible assets	3.9%	4.1%
Adjusted operating income margin (non-GAAP measure)	21.8%	21.9%

Reconciliation of adjusted other income/(expense)
GAAP other income/(expense)	$(9)	$3
Adjustments (d)	1	(1)
Adjusted other income/(expense) (non-GAAP measure)	$(8)	$2

Reconciliation of adjusted tax rate
GAAP tax rate	4.0%	5.8%
Adjustments (e)	6.5%	4.2%
Adjusted tax rate (non-GAAP measure)	10.5%	10.0%

Reconciliation of adjusted earnings per share
GAAP diluted earnings per share (EPS) attributable to Thermo Fisher Scientific Inc.	$4.43	$3.98
Cost of revenues adjustments (a)	0.04	0.03
Selling, general and administrative expenses adjustments (b)	0.12	0.04
Restructuring and other costs (c)	0.13	0.26
Amortization of acquisition-related intangible assets	1.15	1.13
Other income/expense adjustments (d)	0.00	0.00
Income taxes adjustments (e)	(0.45)	(0.32)
Equity in earnings/losses of unconsolidated entities	0.02	0.04
Adjusted EPS (non-GAAP measure)	$5.44	$5.15

Reconciliation of free cash flow
GAAP net cash provided by operating activities	$1,192	$723
Purchases of property, plant and equipment	(376)	(362)
Proceeds from sale of property, plant and equipment	9	12
Free cash flow (non-GAAP measure)	$825	$373
(a)Adjusted results exclude accelerated depreciation on manufacturing assets to be abandoned due to facility consolidations and charges/(credits) for the sale of inventory revalued at the date of acquisition. Adjusted results in 2026 also exclude $3 million of transaction-related costs.
(b)Adjusted results exclude certain third-party expenses, principally transaction/integration costs, and charges/credits for changes in estimates of contingent acquisition consideration. Adjusted results in 2026 also exclude $2 million of accelerated depreciation on fixed assets to be abandoned due to facility consolidations.
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

THERMO FISHER SCIENTIFIC INC.
Critical Accounting Policies and Estimates
Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements of the company’s Annual Report on Form 10-K for 2025 describe the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no significant changes in the company’s critical accounting policies during the first three months of 2026.
Recent Accounting Pronouncements
A description of recently issued accounting standards is included under the heading “Recent Accounting Pronouncements” in Note 1.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The company’s exposure to market risk from changes in interest rates and currency exchange rates has not changed materially from its exposure discussed in the company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended March 28, 2026, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.
PART II    OTHER INFORMATION
Item 1.    Legal Proceedings
There are various lawsuits and claims against the company involving product liability, intellectual property, employment and commercial issues. See Note 5 to our Condensed Consolidated Financial Statements under the heading “Commitments and Contingencies.”
Item 1A.    Risk Factors
The risks that we believe are material to our investors are detailed under the caption “Risk Factors” in the company’s Annual Report on Form 10-K for the year ended December 31, 2025 (which is on file with the SEC).
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
A summary of the share repurchase activity for the company’s first quarter of 2026 follows:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum dollar amount of shares that may yet be purchased under the plans or programs (1)(2) (in millions)
Fiscal January (Jan. 1 - Jan. 31)	4,869,851	$616.04	4,869,851	$2,000
Fiscal February (Feb. 1 - Feb. 28)	—	—	—	2,000
Fiscal March (Mar. 1 - Mar. 28)	—	—	—	2,000
Total first quarter	4,869,851	$616.04	4,869,851	$2,000
(1)    Amounts exclude excise taxes and other transaction costs.
(2)    On November 6, 2025, the Board of Directors authorized the repurchase of up to $5.00 billion of the company’s common stock. All of the shares of common stock repurchased by the company during the first three months of 2026 were under this program.

THERMO FISHER SCIENTIFIC INC.
Item 5.    Other Information
Director and Officer Trading Arrangements
During the three months ended March 28, 2026, no director or executive officer of the company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6.    Exhibits

Exhibit Number	Description of Exhibit
10.1
Extension No. 1 to Credit Agreement, dated as of February 4, 2026, among Thermo Fisher Scientific Inc., the lenders party thereto and Bank of America, N.A., as Administrative Agent, to that certain Credit Agreement, dated as of January 7, 2022.

10.2	Form of Thermo Fisher Scientific Inc.’s Restricted Stock Unit Agreement between Thermo Fisher Scientific Inc. and Marc N. Casper effective as of February 25, 2026.*
10.3	Form of Thermo Fisher Scientific Inc.’s Performance Restricted Stock Unit Agreement for Executive Officers effective as of February 25, 2026.*
10.4	Form of Thermo Fisher Scientific Inc.’s Performance Restricted Stock Unit Agreement between Thermo Fisher Scientific Inc. and Marc N. Casper effective as of February 25, 2026.*
31.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer required by Exchange Act Rules 13a-14(b) and 15d-14(b), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer required by Exchange Act Rules 13a-14(b) and 15d-14(b), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Date:	May 1, 2026	THERMO FISHER SCIENTIFIC INC.

/s/ James R. Meyer
James R. Meyer
Senior Vice President and Chief Financial Officer

/s/ Joseph R. Holmes
Joseph R. Holmes
Vice President and Chief Accounting Officer