Form 10-Q
period 2026-06-27
THERMO FISHER SCIENTIFIC INC.
filed 2026-07-31
CIK 97745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 27, 2026 or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Large accelerated filer ☒                                              Accelerated filer ☐                                       Non-accelerated filer ☐
Smaller reporting company ☐                                      Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of June 27, 2026, the Registrant had 369,747,286 shares of Common Stock outstanding.

THERMO FISHER SCIENTIFIC INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 27, 2026

THERMO FISHER SCIENTIFIC INC.

PART I    FINANCIAL INFORMATION
Item 1.    Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 27,	December 31,
(In millions except share and per share amounts)	2026	2025
Assets
Current assets:
Cash and cash equivalents	$4,064	$9,852
Short-term investments	—	253
Accounts receivable, less allowances of $148 and $147	9,451	8,900
Inventories	5,627	5,425
Contract assets, net	1,688	1,666
Other current assets	2,536	2,612
Total current assets	23,365	28,707
Property, plant and equipment, net	10,755	10,565
Acquisition-related intangible assets, net	18,606	15,838
Other assets	5,616	5,871
Goodwill	54,832	49,362
Total assets	$113,174	$110,343

Liabilities, redeemable noncontrolling interest and equity
Current liabilities:
Short-term obligations and current maturities of long-term obligations	$3,368	$3,533
Accounts payable	3,268	3,622
Accrued payroll and employee benefits	1,694	1,995
Contract liabilities	2,918	2,710
Other accrued expenses	3,823	3,329
Total current liabilities	15,069	15,189
Deferred income taxes	1,579	1,493
Other long-term liabilities	4,538	4,273
Long-term obligations	39,181	35,852
Redeemable noncontrolling interest	121	122
Equity:
Thermo Fisher Scientific Inc. shareholders’ equity:
Preferred stock, $100 par value, 50,000 shares authorized; none issued	—	—
Common stock, $1 par value, 1,200,000,000 shares authorized; 445,673,899 and 445,160,301 shares issued	446	445
Capital in excess of par value	18,870	18,563
Retained earnings	62,194	59,156
Treasury stock at cost, 75,926,613 and 68,938,831 shares	(26,370)	(22,309)
Accumulated other comprehensive income/(loss)	(2,460)	(2,448)
Total Thermo Fisher Scientific Inc. shareholders’ equity	52,679	53,407
Noncontrolling interests	7	7
Total equity	52,686	53,415
Total liabilities, redeemable noncontrolling interest and equity	$113,174	$110,343
The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Six months ended
	June 27,	June 28,	June 27,	June 28,
(In millions except per share amounts)	2026	2025	2026	2025
Revenues
Product revenues	$6,823	$6,249	$13,100	$12,229
Service revenues	5,171	4,605	9,899	8,990
Total revenues	11,994	10,855	22,999	21,219
Costs and operating expenses:
Cost of product revenues	3,462	3,239	6,723	6,364
Cost of service revenues	3,650	3,207	6,964	6,212
Selling, general and administrative expenses	2,333	2,140	4,514	4,218
Research and development expenses	364	352	700	695
Restructuring and other costs	98	82	147	180
Total costs and operating expenses	9,907	9,021	19,049	17,668
Operating income	2,087	1,834	3,950	3,551
Interest income	207	297	440	501
Interest expense	(401)	(404)	(755)	(707)
Other income/(expense)	31	(19)	22	(16)
Income before income taxes	1,924	1,709	3,658	3,329
Benefit from/(provision for) income taxes	(167)	(92)	(238)	(187)
Equity in earnings/(losses) of unconsolidated entities	(15)	2	(23)	(12)
Net income	1,741	1,618	3,397	3,130
Less: net income/(loss) attributable to noncontrolling interests and redeemable noncontrolling interest	5	2	10	6
Net income attributable to Thermo Fisher Scientific Inc.	$1,736	$1,617	$3,387	$3,124

Earnings per share attributable to Thermo Fisher Scientific Inc.
Basic	$4.68	$4.28	$9.11	$8.27
Diluted	$4.68	$4.28	$9.10	$8.26

Weighted average shares
Basic	371	378	372	378
Diluted	371	378	372	378

The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Six months ended
	June 27,	June 28,	June 27,	June 28,
(In millions)	2026	2025	2026	2025
Comprehensive income/(loss)
Net income	$1,741	1,618	$3,397	$3,130
Other comprehensive income/(loss):
Cumulative translation adjustment:
Cumulative translation adjustment (net of tax provision (benefit) of $(41), $(207), $(14), and $(414))	39	(447)	(19)	(87)
Unrealized gains/(losses) on hedging instruments:
Reclassification adjustment for losses included in net income (net of tax (provision) benefit of $0, $0, $0, and $0)	1	1	1	1
Pension and other postretirement benefit liability adjustments:
Pension and other postretirement benefit liability adjustments arising during the period (net of tax (provision) benefit of $0, $3, $(1), and $4)	—	(8)	2	(11)
Amortization of net loss included in net periodic pension cost (net of tax (provision) benefit of $0, $1, $1 and $1)	1	3	2	4
Total other comprehensive income/(loss)	41	(451)	(14)	(93)
Comprehensive income/(loss)	1,782	1,168	3,383	3,037
Less: comprehensive income/(loss) attributable to noncontrolling interests and redeemable noncontrolling interest	9	4	8	12
Comprehensive income attributable to Thermo Fisher Scientific Inc.	$1,773	$1,164	$3,375	$3,025

The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 27,	June 28,
(In millions)	2026	2025
Operating activities
Net income	$3,397	$3,130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	638	532
Amortization of acquisition-related intangible assets	915	859
Change in deferred income taxes	(466)	(601)
Stock-based compensation	165	156
Other net non-cash expenses	205	198
Changes in assets and liabilities, excluding the effects of acquisitions	(1,537)	(2,151)
Net cash provided by operating activities	3,317	2,122
Investing activities
Purchases of property, plant and equipment	(826)	(656)
Proceeds from sale of property, plant and equipment	13	13
Proceeds from cross-currency interest rate swap interest settlements	187	134
Acquisitions, net of cash acquired	(8,872)	—
Purchases of investments	(35)	(311)
Proceeds from sales and maturities of investments	253	6
Net proceeds from terminations of cross-currency interest rate swaps	481	—
Other investing activities, net	1	—
Net cash used in investing activities	(8,797)	(815)
Financing activities
Net proceeds from issuance of debt	5,238	2,840
Repayment of debt	(1,412)	(1,625)
Proceeds from issuance of commercial paper	389	—
Repayments of commercial paper	(389)	—
Purchases of company common stock	(4,000)	(2,000)
Dividends paid	(337)	(311)
Other financing activities, net	33	3
Net cash used in financing activities	(478)	(1,093)
Exchange rate effect on cash	176	348
Increase/(decrease) in cash, cash equivalents and restricted cash	(5,782)	563
Cash, cash equivalents and restricted cash at beginning of period	9,879	4,040
Cash, cash equivalents and restricted cash at end of period	$4,096	$4,603

The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
(Unaudited)

	Redeemable Noncontrolling Interest	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income/(Loss)	Total Thermo Fisher Scientific Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
(In millions)		Shares	Amount			Shares	Amount

		Three months ended June 27, 2026
Balance at March 28, 2026	$121	445	$445	$18,713	$60,632	74	$(25,360)	$(2,497)	$51,934	$7	$51,940
Issuance of shares under stock plans	—	—	—	75	—	—	(1)	—	74	—	74
Stock-based compensation	—	—	—	82	—	—	—	—	82	—	82
Purchases of company common stock	—	—	—	—	—	2	(1,000)	—	(1,000)	—	(1,000)
Dividends declared ($0.47 per share)	—	—	—	—	(174)	—	—	—	(174)	—	(174)
Net income/(loss)	4	—	—	—	1,736	—	—	—	1,736	1	1,737
Other comprehensive income/(loss)	4	—	—	—	—	—	—	37	37	—	37
Contributions from (distributions to) noncontrolling interests	(7)	—	—	—	—	—	—	—	—	—	—
Excise tax from stock repurchases	—	—	—	—	—	—	(9)	—	(9)	—	(9)
Balance at June 27, 2026	$121	446	$446	$18,870	$62,194	76	$(26,370)	$(2,460)	$52,679	$7	$52,686

		Three months ended June 28, 2025
Balance at March 29, 2025	$128	444	$444	$18,111	$54,447	67	$(21,269)	$(2,343)	$49,390	$(33)	$49,357
Issuance of shares under stock plans	—	—	—	41	—	—	(1)	—	40	—	40
Stock-based compensation	—	—	—	81	—	—	—	—	81	—	81
Dividends declared ($0.43 per share)	—	—	—	—	(163)	—	—	—	(163)	—	(163)
Net income/(loss)	3	—	—	—	1,617	—	—	—	1,617	(2)	1,615
Other comprehensive income/(loss)	3	—	—	—	—	—	—	(453)	(453)	—	(454)
Contributions from (distributions to) noncontrolling interests	(8)	—	—	—	—	—	—	—	—	—	—
Balance at June 28, 2025	$126	444	$444	$18,232	$55,901	67	$(21,269)	$(2,797)	$50,512	$(35)	$50,476

The accompanying notes are an integral part of these condensed consolidated financial statements.

THERMO FISHER SCIENTIFIC INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND EQUITY (Continued)
(Unaudited)

	Redeemable Noncontrolling Interest	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income/(Loss)	Total Thermo Fisher Scientific Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
(In millions)		Shares	Amount			Shares	Amount

		Six months ended June 27, 2026
Balance at December 31, 2025	$122	445	$445	$18,563	$59,156	69	$(22,309)	$(2,448)	$53,407	$7	$53,415
Issuance of shares under stock plans	—	1	1	142	—	—	(24)	—	118	—	118
Stock-based compensation	—	—	—	165	—	—	—	—	165	—	165
Purchases of company common stock	—	—	—	—	—	7	(4,000)	—	(4,000)	—	(4,000)
Dividends declared ($0.94 per share)	—	—	—	—	(349)	—	—	—	(349)	—	(349)
Net income/(loss)	9	—	—	—	3,387	—	—	—	3,387	1	3,388
Other comprehensive income/(loss)	(2)	—	—	—	—	—	—	(12)	(12)	—	(12)
Contributions from (distributions to) noncontrolling interests	(7)	—	—	—	—	—	—	—	—	(1)	(1)
Excise tax from stock repurchases	—	—	—	—	—	—	(38)	—	(38)	—	(38)
Balance at June 27, 2026	$121	446	$446	$18,870	$62,194	76	$(26,370)	$(2,460)	$52,679	$7	$52,686

		Six months ended June 28, 2025
Balance at December 31, 2024	$120	444	$444	$17,962	$53,102	63	$(19,226)	$(2,697)	$49,584	$(33)	$49,551
Issuance of shares under stock plans	—	1	1	115	—	—	(26)	—	90	—	90
Stock-based compensation	—	—	—	156	—	—	—	—	156	—	156
Purchases of company common stock	—	—	—	—	—	4	(2,000)	—	(2,000)	—	(2,000)
Dividends declared ($0.86 per share)	—	—	—	—	(325)	—	—	—	(325)	—	(325)
Net income/(loss)	8	—	—	—	3,124	—	—	—	3,124	(2)	3,122
Other comprehensive income/(loss)	6	—	—	—	—	—	—	(99)	(99)	—	(99)
Contributions from (distributions to) noncontrolling interests	(8)	—	—	—	—	—	—	—	—	(1)	(1)
Excise tax from stock repurchases	—	—	—	—	—	—	(17)	—	(17)	—	(17)
Balance at June 28, 2025	$126	444	$444	$18,232	$55,901	67	$(21,269)	$(2,797)	$50,512	$(35)	$50,476

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
Interim Financial Statements
The interim condensed consolidated financial statements presented herein have been prepared by the company, are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at June 27, 2026, the results of operations for the three- and six-month periods ended June 27, 2026 and June 28, 2025, and the cash flows for the six-month periods ended June 27, 2026 and June 28, 2025. Interim results are not necessarily indicative of results for a full year.
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
Note 1 to the consolidated financial statements for 2025 describes the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no material changes in the company’s significant accounting policies during the six months ended June 27, 2026.
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

Standard	Description	Adoption timing and approach	Impact of adoption or other significant matters
Standards recently adopted
ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	Among other things, new guidance to disclose additional information about the tax rate reconciliation and income taxes paid.	2025 annual report and interim periods thereafter using a prospective method.	Increased annual disclosures in Notes 7 and 9
Standards not yet adopted
ASU No. 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	New guidance to disclose specified information about certain costs and expenses.	2027 annual report and interim periods thereafter using a prospective or retrospective method.	Will increase disclosures in Note 6

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Standard	Description	Adoption timing and approach	Impact of adoption or other significant matters
ASU No. 2025-06, Intangibles–Goodwill and Other–Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software	Among other things, new guidance to modernize the accounting for costs to develop software for internal use.	2028 annual report and interim periods thereafter using a prospective, retrospective, or modified transition method; early adoption is permitted.	Currently evaluating adoption impact, timing, and method
ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities	Among other things, establishes guidance for the recognition, measurement, and presentation of government grants.	2029 using a retrospective, modified retrospective, or modified prospective approach; early adoption is permitted.	Currently evaluating adoption impact, timing, and method
Note 2.    Supplemental Balance Sheet Information
Inventories
The components of inventories are as follows:

(In millions)	June 27, 2026	December 31, 2025
Raw materials	$1,991	$1,877
Work in process	952	889
Finished goods	2,683	2,659
Inventories	$5,627	$5,425
Contract-related Balances
Contract asset and liability balances are as follows:

(In millions)	June 27, 2026	December 31, 2025
Current contract assets, net	$1,688	$1,666
Noncurrent contract assets, net	—	1
Current contract liabilities	2,918	2,710
Noncurrent contract liabilities	1,043	1,183
In the three- and six-month periods ended June 27, 2026, the company recognized revenues of $0.71 billion and $2.00 billion, respectively, that were included in the contract liabilities balance at December 31, 2025. In the three- and six-month periods ended June 28, 2025, the company recognized revenues of $0.73 billion and $2.09 billion, respectively, that were included in the contract liabilities balance at December 31, 2024.
Remaining Performance Obligations
The aggregate amount of the transaction price allocated to the remaining performance obligations for all open customer contracts as of June 27, 2026, was $29.70 billion. The company will recognize revenues for these performance obligations as they are satisfied, approximately 52% of which is expected to occur within the next twelve months. Amounts expected to occur thereafter generally relate to contract manufacturing, clinical research and extended warranty service agreements, which typically have durations of three to five years.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3.    Debt and Other Financing Arrangements
The company’s debt and other financing arrangements are as follows:

	Effective interest rate at June 27,	June 27,	December 31,
(Dollars in millions)	2026	2026	2025

3.20% 3-Year Senior Notes, Due 1/21/2026 (euro-denominated)		$—	$587
1.40% 8.5-Year Senior Notes, Due 1/23/2026 (euro-denominated)		—	822
4.953% 3-Year Senior Notes, Due 8/10/2026	5.07%	600	600
0.832% 1.5-Year Senior Notes, Due 9/7/2026 (Swiss franc-denominated)	1.12%	506	517
5.00% 3-Year Senior Notes, Due 12/5/2026	5.24%	1,000	1,000
1.45% 10-Year Senior Notes, Due 3/16/2027 (euro-denominated)	1.65%	569	587
1.75% 7-Year Senior Notes, Due 4/15/2027 (euro-denominated)	1.97%	683	705
1.054% 5-Year Senior Notes, Due 10/20/2027 (Japanese yen-denominated)	1.18%	179	184
4.80% 5-Year Senior Notes, Due 11/21/2027	5.00%	600	600
Floating Rate (EURIBOR + 0.280%) 2-Year Senior Notes, Due 12/1/2027 (euro-denominated)	2.75%	1,138	1,175
0.790% 3-Year Senior Notes, Due 1/6/2028 (Swiss franc-denominated)	1.34%	109	111
0.50% 8.5-Year Senior Notes, Due 3/1/2028 (euro-denominated)	0.77%	911	940
1.6525% 4-Year Senior Notes, Due 3/7/2028 (Swiss franc-denominated)	1.79%	408	416
0.77% 5-Year Senior Notes, Due 9/6/2028 (Japanese yen-denominated)	0.90%	179	185
1.375% 12-Year Senior Notes, Due 9/12/2028 (euro-denominated)	1.46%	683	705
1.75% 7-Year Senior Notes, Due 10/15/2028	1.89%	700	700
5.00% 5-Year Senior Notes, Due 1/31/2029	5.24%	1,000	1,000
1.125% 4-Year Senior Notes, Due 3/7/2029 (Swiss franc-denominated)	1.26%	389	397
1.95% 12-Year Senior Notes, Due 7/24/2029 (euro-denominated)	2.08%	797	822
2.60% 10-Year Senior Notes, Due 10/1/2029	2.74%	900	900
1.279% 7-Year Senior Notes, Due 10/19/2029 (Japanese yen-denominated)	1.44%	29	30
1.120% 5-Year Senior Notes, Due 1/6/2030 (Swiss franc-denominated)	1.25%	289	295
4.977% 7-Year Senior Notes, Due 8/10/2030	5.12%	750	750
0.80% 9-Year Senior Notes, Due 10/18/2030 (euro-denominated)	0.89%	1,992	2,056
4.215% 5-Year Senior Notes, Due 2/12/2031	4.41%	1,000	—
4.200% 5.5-Year Senior Notes Due 3/1/2031	4.41%	500	500
0.875% 12-Year Senior Notes, Due 10/1/2031 (euro-denominated)	1.13%	1,025	1,057
2.00% 10-Year Senior Notes, Due 10/15/2031	2.23%	1,200	1,200
1.8401% 8-Year Senior Notes, Due 3/8/2032 (Swiss franc-denominated)	1.92%	513	524
2.375% 12-Year Senior Notes, Due 4/15/2032 (euro-denominated)	2.55%	683	705
4.473% 7-Year Senior Notes, Due 10/7/2032	4.62%	750	750
1.49% 10-Year Senior Notes, Due 10/20/2032 (Japanese yen-denominated)	1.60%	39	40
4.95% 10-Year Senior Notes, Due 11/21/2032	5.09%	600	600
1.4175% 8-Year Senior Notes, Due 3/7/2033 (Swiss franc-denominated)	1.49%	432	442
4.550% 7.3-Year Senior Notes, Due 6/15/2033	4.73%	750	—
5.086% 10-Year Senior Notes, Due 8/10/2033	5.20%	1,000	1,000
1.125% 12-Year Senior Notes, Due 10/18/2033 (euro-denominated)	1.21%	1,708	1,762
5.20% 10-Year Senior Notes, Due 1/31/2034	5.34%	500	500
3.65% 12-Year Senior Notes, Due 11/21/2034 (euro-denominated)	3.76%	854	881
1.50% 12-Year Senior Notes, Due 9/6/2035 (Japanese yen-denominated)	1.58%	133	137

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Effective interest rate at June 27,	June 27,	December 31,
(Dollars in millions)	2026	2026	2025

4.794% 10-Year Senior Notes, Due 10/7/2035	4.91%	750	750
3.628% 10-Year Senior Notes, Due 12/1/2035 (euro-denominated)	3.70%	1,252	1,292
4.902% 10-Year Senior Notes, Due 2/12/2036	5.02%	1,300	—
1.76% 10-Year Senior Notes, Due 3/3/2036 (Swiss franc-denominated)	1.81%	358	—
2.0375% 12-Year Senior Notes, Due 3/7/2036 (Swiss franc-denominated)	2.10%	401	410
1.520% 12-Year Senior Notes, Due 1/6/2037 (Swiss franc-denominated)	1.56%	384	392
1.6524% 12-Year Senior Notes, Due 3/6/2037 (Swiss franc-denominated)	1.71%	266	271
2.875% 20-Year Senior Notes, Due 7/24/2037 (euro-denominated)	2.94%	797	822
4.894% 12-Year Senior Notes, Due 10/7/2037	5.00%	500	500
1.90% 12-Year Senior Notes, Due 3/3/2038 (Swiss franc-denominated)	1.95%	310	—
1.50% 20-Year Senior Notes, Due 10/1/2039 (euro-denominated)	1.73%	1,025	1,057
2.01% 15-Year Senior Notes, Due 3/3/2041 (Swiss franc-denominated)	2.05%	352	—
2.80% 20-Year Senior Notes, Due 10/15/2041	2.90%	1,200	1,200
1.625% 20-Year Senior Notes, Due 10/18/2041 (euro-denominated)	1.78%	1,423	1,468
2.069% 20-Year Senior Notes, Due 10/20/2042 (Japanese yen-denominated)	2.13%	90	93
5.404% 20-Year Senior Notes, Due 8/10/2043	5.50%	600	600
2.02% 20-Year Senior Notes, Due 9/6/2043 (Japanese yen-denominated)	2.06%	179	185
5.30% 30-Year Senior Notes, Due 2/1/2044	5.37%	400	400
1.49% 20-Year Senior Notes, Due 1/6/2045 (Swiss franc-denominated)	1.54%	228	233
1.8975% 20-Year Senior Notes, Due 3/7/2045 (Swiss franc-denominated)	1.95%	167	170
5.546% 20-Year Senior Notes, Due 2/12/2046	5.64%	750	—
2.11% 20-Year Senior Notes, Due 3/3/2046 (Swiss franc-denominated)	2.18%	167	—
4.10% 30-Year Senior Notes, Due 8/15/2047	4.23%	750	750
1.875% 30-Year Senior Notes, Due 10/1/2049 (euro-denominated)	1.98%	1,138	1,175
1.47% 25-Year Senior Notes, Due 1/6/2050 (Swiss franc-denominated)	1.49%	404	413
2.00% 30-Year Senior Notes, Due 10/18/2051 (euro-denominated)	2.07%	854	881
2.382% 30-Year Senior Notes, Due 10/18/2052 (Japanese yen-denominated)	2.43%	206	212
2.06% 30-Year Senior Notes, Due 3/3/2056 (Swiss franc-denominated)	2.09%	245	—
Other		—	1
Total borrowings at par value		42,592	39,459
Unamortized discount		(88)	(94)
Unamortized debt issuance costs		(220)	(194)
Total borrowings at carrying value		42,284	39,172
Finance lease liabilities		264	213
Less: Short-term obligations and current maturities		3,368	3,533
Long-term obligations		$39,181	$35,852
EURIBOR - Euro Interbank Offered Rate
The effective interest rates for the fixed-rate debt include the stated interest on the notes, the accretion of any discounts/premiums and the amortization of any debt issuance costs.
See Note 4 for fair value information pertaining to the company’s long-term borrowings.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Credit Facilities
The company has a revolving credit facility (the Facility) with a bank group that provides for up to $5.00 billion of unsecured multi-currency revolving credit. The Facility expires on January 7, 2028. The revolving credit agreement calls for interest at either a Term Secured Overnight Financing Rate (SOFR), EURIBOR-based rate (for funds drawn in euro), or a rate based on the prime lending rate of the agent bank, at the company’s option. The agreement contains affirmative, negative and financial covenants, and events of default customary for facilities of this type. The covenants in the Facility include a Consolidated Net Interest Coverage Ratio (Consolidated EBITDA to Consolidated Net Interest Expense), as such terms are defined in the Facility. Specifically, the company has agreed that, so long as any lender has any commitment under the Facility, any letter of credit is outstanding under the Facility, or any loan or other obligation is outstanding under the Facility, it will maintain a minimum Consolidated Net Interest Coverage Ratio of 3.5:1.0 as of the last day of any fiscal quarter. As of June 27, 2026, no borrowings were outstanding under the Facility.
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
Senior Notes
Interest is payable annually on the euro and public Swiss franc-denominated fixed rate senior notes, quarterly on the euro-denominated floating rate senior note, and semi-annually on all other senior notes. Each of the U.S. dollar and euro-denominated fixed rate senior notes, and Japanese yen-denominated and Swiss franc-denominated private placement notes may be redeemed at a redemption price of 100% of the principal amount plus a specified make-whole premium and accrued interest, together with swap breakage costs payable to holders of the Japanese yen-denominated and Swiss franc-denominated private placement notes who have entered into cross-currency swap agreements. The company is subject to certain affirmative and negative covenants under the indentures and note purchase agreement governing the senior notes, the most restrictive of which limits the ability of the company to pledge certain property and assets as security under borrowing arrangements. The company was in compliance with all covenants related to its senior notes at June 27, 2026.
Thermo Fisher Scientific (Finance I) B.V. (Thermo Fisher International), a wholly-owned finance subsidiary of the company, issued each of the following notes outstanding as of June 27, 2026, included in the table above (collectively, the Euronotes) in registered public offerings: the Floating Rate Senior Notes due 2027, the 0.80% Senior Notes due 2030, the 1.125% Senior Notes due 2033, the 3.628% Senior Notes due 2035, the 1.625% Senior Notes due 2041, and the 2.00% Senior Notes due 2051. The company has fully and unconditionally guaranteed all of Thermo Fisher International’s obligations under the Euronotes and all of Thermo Fisher International’s other debt securities, and no other subsidiary of the company will guarantee these obligations. Thermo Fisher International is a “finance subsidiary” as defined in Rule 13-01(a)(4)(vi) of the Exchange Act, with no assets or operations other than those related to the issuance, administration and repayment of the Euronotes and other debt securities issued by Thermo Fisher International from time to time. The financial condition, results of operations and cash flows of Thermo Fisher International are consolidated in the financial statements of the company.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4.    Fair Value Measurements
Fair Value Measurements
The following tables present information about the company’s financial assets and liabilities measured at fair value on a recurring basis:

	June 27,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
(In millions)	2026	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$655	$655	$—	$—
Investments	135	43	—	92
Insurance contracts	308	—	308	—
Derivative contracts	268	—	268	—
Contingent consideration	68	—	—	68
Total assets	$1,434	$697	$576	$160

Liabilities
Derivative contracts	$667	$—	$667	$—
Contingent consideration	178	—	—	178
Total liabilities	$845	$—	$667	$178

	December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
(In millions)	2025	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$6,907	$6,907	$—	$—
Bank time deposits	250	250	—	—
Investments	103	27	—	76
Insurance contracts	280	—	280	—
Derivative contracts	685	—	685	—
Contingent consideration	67	—	—	67
Total assets	$8,292	$7,184	$966	$143

Liabilities
Derivative contracts	$506	$—	$506	$—
Contingent consideration	16	—	—	16
Total liabilities	$522	$—	$506	$16
In the three- and six-month periods ended June 27, 2026, the company recorded $24 million and $23 million, respectively, of net gains/(losses) on investments, which are included in other income/(expense) in the accompanying statements of income. In the three- and six-month periods ended June 28, 2025, the company recorded $(3) million and $(2) million of net gains/(losses) on investments, which are included in other income/(expense) in the accompanying statements of income.
The following table provides a rollforward of investments classified as level 3:

	Three months ended		Six months ended
(In millions)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Investments
Beginning balance	$85	$31	$76	$21
Purchases	8	28	16	38
Ending balance	$92	$59	$92	$59

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides a rollforward of the fair value, as determined by level 3 inputs (such as likelihood of a qualifying transaction), of the contingent consideration asset:

	Three months ended	Six months ended
(In millions)	June 27, 2026	June 27, 2026
Contingent consideration asset
Beginning balance	$67	$67
Changes in fair value included in earnings	1	2
Ending balance	$68	$68
The following table provides a rollforward of the fair value, as determined by level 3 inputs (such as likelihood of achieving production or revenue milestones, as well as changes in the fair values of the investments underlying a recapitalization investment portfolio), of the contingent consideration liabilities.

	Three months ended		Six months ended
(In millions)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Contingent consideration liabilities
Beginning balance	$168	$13	$16	$13
Acquisitions (including assumed balances)	2	—	156	—
Payments	(9)	(6)	(9)	(6)
Changes in fair value included in earnings	17	(2)	16	(1)
Currency translation	(1)	—	(1)	—
Ending balance	$178	$5	$178	$5
Fair Value of Other Financial Instruments
The carrying value and fair value of the company’s debt instruments are as follows:

	June 27, 2026		December 31, 2025
(In millions)	Carrying value	Fair value	Carrying value	Fair value
Senior notes	$42,284	$39,604	$39,171	$36,606
Other	—	—	1	1
	$42,284	$39,604	$39,172	$36,607
The fair value of debt instruments, excluding private placement notes, was determined based on quoted market prices and on borrowing rates available to the company at the respective period ends, which represent level 2 measurements. The fair value of private placement notes was determined based on internally developed pricing models and unobservable inputs, which represent level 3 measurements.
Note 5.    Commitments and Contingencies
Environmental Matters
The company is currently involved in various stages of investigation and remediation related to environmental matters. The company cannot predict all potential costs related to environmental remediation matters and the possible impact on future operations given the uncertainties regarding the extent of the required cleanup, the complexity and interpretation of applicable laws and regulations, the varying costs of alternative cleanup methods and the extent of the company’s responsibility. Expenses for environmental remediation matters related to the costs of installing, operating and maintaining groundwater-treatment systems and other remedial activities related to historical environmental contamination at the company’s domestic and international facilities were not material in any period presented. At June 27, 2026, there have been no material changes to the accruals for pending environmental-related matters disclosed in the company’s 2025 financial statements and notes included in the company’s Annual Report on Form 10-K. While management believes the accruals for environmental remediation are adequate based on current estimates of remediation costs, the company may be subject to additional remedial or compliance costs due to future events such as changes in existing laws and regulations, changes in agency direction or enforcement policies, developments in remediation technologies or changes in the conduct of the company’s operations, which could have a material adverse effect on the company’s financial position, results of operations and cash flows.

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
Product Liability, Workers Compensation and Other Personal Injury Matters
The company is involved in various proceedings and litigation that arise from time to time in connection with product liability, workers compensation and other personal injury matters. At June 27, 2026, there have been no material changes to the accruals for pending product liability, workers compensation, and other personal injury matters disclosed in the company’s 2025 financial statements and notes included in the company’s Annual Report on Form 10-K. Although the company believes that the amounts accrued and estimated insurance recoveries are probable and appropriate based on available information, including actuarial studies of loss estimates, the process of estimating losses and insurance recoveries involves a considerable degree of judgment by management and the ultimate amounts could vary, which could have a material adverse effect on the company’s results of operations, financial position, and cash flows. Insurance contracts do not relieve the company of its primary obligation with respect to any losses incurred. The collectability of amounts due from its insurers is subject to the solvency and willingness of the insurer to pay, as well as the legal sufficiency of the insurance claims. Management monitors the payment history as well as the financial condition and ratings of its insurers on an ongoing basis.
Note 6.    Supplemental Income Statement Information
Disaggregated Revenues
Revenues by type are as follows:

	Three months ended		Six months ended
(In millions)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Revenues
Consumables	$5,073	$4,606	$9,794	$8,960
Instruments	1,750	1,644	3,305	3,270
Services	5,171	4,605	9,899	8,990
Consolidated revenues	$11,994	$10,855	$22,999	$21,219
Revenues by geographic region based on customer location are as follows:

	Three months ended		Six months ended
(In millions)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Revenues
North America	$6,149	$5,722	$11,854	$11,235
Europe	3,311	2,830	6,268	5,454
Asia-Pacific	2,104	1,920	4,075	3,811
Other regions	430	383	802	720
Consolidated revenues	$11,994	$10,855	$22,999	$21,219
Each reportable segment earns revenues from consumables, instruments and services in North America, Europe, Asia-Pacific and other regions.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Revenues by business are as follows:

	Three months ended		Six months ended
(In millions)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Revenues
Biosciences	$1,060	$1,075	$2,040	$2,068
Genetic sciences	703	679	1,358	1,356
BioProduction	941	745	1,834	1,416
Other	112	—	219	—
Life Sciences Solutions	2,815	2,499	5,450	4,840
Chromatography and mass spectrometry	821	784	1,620	1,557
Chemical analysis	318	292	603	578
Electron microscopy	707	652	1,340	1,311
Analytical Instruments	1,847	1,728	3,563	3,446
Clinical diagnostics	290	276	561	539
ImmunoDiagnostics	248	234	478	451
Microbiology	166	159	326	311
Transplant diagnostics	134	124	255	237
Healthcare market channel	442	407	873	880
Elimination of intrasegment revenues	(75)	(65)	(145)	(137)
Specialty Diagnostics	1,205	1,134	2,346	2,282
Laboratory products	608	601	1,176	1,183
Research and safety market channel	2,036	1,883	3,863	3,610
Pharma services	1,893	1,794	3,634	3,401
Clinical research	2,396	1,955	4,524	3,894
Elimination of intrasegment revenues and other	(240)	(238)	(468)	(453)
Laboratory Products and Biopharma Services	6,693	5,995	12,729	11,635
Elimination of intersegment revenues	(565)	(501)	(1,089)	(983)
Consolidated revenues	$11,994	$10,855	$22,999	$21,219
Restructuring and Other Costs
In the first six months of 2026, restructuring and other costs primarily included continuing charges for headcount reductions and facility consolidations in an effort to streamline operations, impairment of long-lived assets, and, to a lesser extent, net charges for pre-acquisition litigation and other matters. In 2026, severance actions associated with facility consolidations and cost reduction measures affected approximately 1% of the company’s workforce.
As of July 31, 2026, the company has identified restructuring actions, primarily in the Laboratory Products and Biopharma Services segment, that it expects will result in additional charges of approximately $220 million, primarily in 2026, and expects to identify additional actions in future periods.
Restructuring and other costs are as follows:

	Three months ended	Six months ended
(In millions)	June 27, 2026	June 27, 2026
Life Sciences Solutions	$13	$23
Analytical Instruments	17	21
Specialty Diagnostics	3	3
Laboratory Products and Biopharma Services	62	95
Corporate	4	7
	$98	$147
The following table summarizes the changes in the company’s accrued restructuring balance, which is included in other accrued expenses in the accompanying balance sheets. Other amounts reported as restructuring and other costs in the accompanying statements of income are summarized in the notes to the table.

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(In millions)	Total (a)
Balance at December 31, 2025	$70
Net restructuring charges incurred in 2026 (b)	72
Payments	(65)
Currency translation and other	(5)
Balance at June 27, 2026	$72
(a)The movements in the restructuring liability principally consist of severance and other costs associated with facility consolidations.
(b)Excludes $76 million of net charges, principally $60 million of charges for impairment of long-lived assets in the Laboratory Products and Biopharma Services segment.
The company expects to pay accrued restructuring costs primarily through 2026.
Earnings per Share
The company’s earnings per share are as follows:

	Three months ended		Six months ended
	June 27,	June 28,	June 27,	June 28,
(In millions except per share amounts)	2026	2025	2026	2025
Net income attributable to Thermo Fisher Scientific Inc.	$1,736	$1,617	$3,387	$3,124

Basic weighted average shares	371	378	372	378
Plus effect of: stock options and restricted stock units	—	—	—	1
Diluted weighted average shares	371	378	372	378

Basic earnings per share	$4.68	$4.28	$9.11	$8.27
Diluted earnings per share	$4.68	$4.28	$9.10	$8.26

Antidilutive stock options excluded from diluted weighted average shares	4	4	3	3
Note 7.    Income Taxes
The provision for income taxes in the accompanying statements of income differs from the provision calculated by applying the statutory federal income tax rate to income before provision for income taxes due to the following:

	Six months ended
(Dollars in millions)	June 27, 2026		June 28, 2025
U.S. federal statutory tax rate	$768	21.0%	$699	21.0%
State and local income taxes, net of federal income tax effect	44	1.2%	43	1.3%
Foreign tax effects	(431)	(11.8)%	(73)	(2.2)%
Effect of changes in tax laws or rates enacted in the current period	—	0.0%	5	0.1%
Effect of cross-border tax laws	129	3.5%	46	1.4%
Tax credits	(96)	(2.6)%	(99)	(3.0)%
Changes in valuation allowances	—	0.0%	(122)	(3.7)%
Nontaxable or nondeductible items	7	0.2%	(5)	(0.1)%
Changes in unrecognized tax benefits	28	0.8%	(28)	(0.8)%
Other adjustments	(212)	(5.8)%	(279)	(8.4)%
Effective tax rate	$238	6.5%	$187	5.6%
During the first quarter of 2026, the company recorded a deferred tax benefit of $175 million resulting from the recognition of tax attributes related to domestication transactions. During the second quarter of 2026, the company recorded a deferred tax benefit of $148 million in jurisdictions where the deferred tax assets are now expected to be realized due to forecasted income.
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
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted. The OBBBA includes a broad range of provisions, such as the permanent extension of certain otherwise expiring provisions, modifications to the international tax framework and the reinstatement of favorable tax treatment for certain business provisions. The OBBBA made changes to certain US corporate tax provisions which are effective beginning in 2026. The enactment of the OBBBA is not material.
Unrecognized Tax Benefits
As of June 27, 2026, the company had $0.41 billion of unrecognized tax benefits substantially all of which, if recognized, would reduce the effective tax rate. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(In millions)	2026
Balance at beginning of year	$419
Additions due to acquisitions	5
Additions for tax positions of current year	3
Additions for tax positions of prior years	21
Reductions for tax positions of prior years	(1)
Settlements	(43)
Balance at end of period	$405
Note 8.    Comprehensive Income/(Loss) and Shareholders' Equity
Comprehensive Income/(Loss)
Changes in each component of accumulated other comprehensive income/(loss), net of tax, are as follows:

(In millions)	Cumulative translation adjustment	Unrealized gains/(losses) on hedging instruments	Pension and other postretirement benefit liability adjustment	Total
	Three months ended June 27, 2026
Balance at March 28, 2026	$(2,234)	$(22)	$(242)	$(2,497)
Other comprehensive income/(loss) before reclassifications	39	—	—	39
Amounts reclassified from accumulated other comprehensive income/(loss)	(4)	1	1	(2)
Net other comprehensive income/(loss)	35	1	1	37
Balance at June 27, 2026	$(2,199)	$(21)	$(241)	$(2,460)

	Six months ended June 27, 2026
Balance at December 31, 2025	$(2,181)	$(23)	$(245)	$(2,448)
Other comprehensive income/(loss) before reclassifications	(19)	—	2	(17)
Amounts reclassified from accumulated other comprehensive income/(loss)	2	1	2	5
Net other comprehensive income/(loss)	(17)	1	4	(12)
Balance at June 27, 2026	$(2,199)	$(21)	$(241)	$(2,460)

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9.    Supplemental Cash Flow Information
Supplemental cash flow information is as follows:

	Six months ended
(In millions)	June 27, 2026	June 28, 2025
Non-cash investing and financing activities
Acquired but unpaid property, plant and equipment	$221	$206
Fair value of acquisition contingent consideration	115	—
Finance lease ROU assets obtained in exchange for new finance lease liabilities	54	—
Declared but unpaid dividends	177	165
Issuance of stock upon vesting of restricted stock units	69	69
Excise tax from stock repurchases	38	17
Cash, cash equivalents and restricted cash is included in the accompanying balance sheet as follows:

(In millions)	June 27, 2026	December 31, 2025
Cash and cash equivalents	$4,064	$9,852
Restricted cash included in other current assets	11	5
Restricted cash included in other assets	22	22
Cash, cash equivalents and restricted cash	$4,096	$9,879
Amounts included in restricted cash primarily represent funds held as collateral for bank guarantees, pension related deposits, and incoming cash in China awaiting government administrative clearance.
Note 10.    Derivatives
Derivative Contracts
The following table provides the aggregate notional value of outstanding derivative contracts.

(In millions)	June 27, 2026	December 31, 2025
Notional amount
Cross-currency interest rate swaps designated as net investment hedge - euro	$—	$1,000
Cross-currency interest rate swaps designated as net investment hedge - Japanese yen	1,100	4,650
Cross-currency interest rate swaps designated as net investment hedge - Swiss franc	11,800	5,000
Currency exchange contracts	1,496	2,248
While certain derivatives are subject to netting arrangements with counterparties, the company does not offset derivative assets and liabilities within the balance sheet. The following tables present the fair value of derivative instruments in the accompanying balance sheets and statements of income.

	Fair value – assets		Fair value – liabilities
	June 27,	December 31,	June 27,	December 31,
(In millions)	2026	2025	2026	2025
Derivatives designated as hedging instruments
Cross-currency interest rate swaps	$267	$684	$666	$504
Derivatives not designated as hedging instruments
Currency exchange contracts	1	2	1	2
Total derivatives	$268	$685	$667	$506

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides information on the company’s derivative positions subject to master netting arrangements, presented on a net basis, had the company elected to offset the asset and liability balances of its positions in the consolidated balance sheets:

	Fair value – assets		Fair value – liabilities
	June 27,	December 31,	June 27,	December 31,
(In millions)	2026	2025	2026	2025
Gross amounts recognized in the consolidated balance sheets	$268	$685	$667	$506
Gross amounts subject to offset in master netting arrangements not offset in the consolidated balance sheets	(189)	(319)	(189)	(319)
Total derivatives, net	$79	$366	$478	$187
The fair value of the cross-currency interest rate swaps is included in the accompanying balance sheets under the caption other current assets, other assets, other current liabilities, or other long-term liabilities. The fair value of the currency exchange contracts is included in the accompanying balance sheets under the captions other current assets or other accrued expenses.

	Gain/(loss) recognized
	Three months ended		Six months ended
	June 27,	June 28,	June 27,	June 28,
(In millions)	2026	2025	2026	2025

Derivatives designated as cash flow hedges
Interest rate swaps
Amount reclassified from accumulated other comprehensive income/(loss) to interest expense	$(1)	$(1)	$(2)	$(2)
Financial instruments designated as net investment hedges
Foreign currency-denominated debt and other payables
Included in cumulative translation adjustment within other comprehensive income/(loss)	119	(788)	341	(1,238)
Cross-currency interest rate swaps
Included in cumulative translation adjustment within other comprehensive income/(loss)	(43)	(515)	(98)	(634)
Included in interest expense	99	67	196	134
Derivatives not designated as hedging instruments
Currency exchange contracts
Included in cost of product revenues	—	(3)	1	(2)
Included in other income/(expense)	(7)	3	(1)	13
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

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2026

	Three months ended June 27, 2026
(In millions)	Life Sciences Solutions	Analytical Instruments	Specialty Diagnostics	Laboratory Products and Biopharma Services	Total
Revenues
Revenues from external customers	$2,355	$1,799	$1,188	$6,652	$11,994
Intersegment revenues	460	47	17	41	565
	2,815	1,847	1,205	6,693	12,559
Elimination of intersegment revenues					(565)
Consolidated revenues					$11,994
Segment Income
Cost of revenues	1,080	925	699	5,150
Selling, general, and administrative expenses	500	315	177	677
Research and development expenses	140	140	45	27
Other segment items	54	43	(50)	(97)
Segment income	1,041	424	334	936	2,735
Unallocated amounts
Cost of revenues adjustments					(28)
Selling, general and administrative expenses adjustments					(36)
Restructuring and other costs					(98)
Amortization of acquisition-related intangible assets					(485)
Interest income					207
Interest expense					(401)
Other income/(expense)					31
Consolidated income before income taxes					$1,924

(In millions)	Unallocated amounts	Life Sciences Solutions	Analytical Instruments	Specialty Diagnostics	Laboratory Products and Biopharma Services	Consolidated
Segment assets	$98,003	$3,508	$3,187	$1,323	$7,152	$113,174
Purchases of property, plant and equipment	90	59	17	24	260	450
Depreciation of property, plant and equipment	—	69	27	20	216	331

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2025

	Three months ended June 28, 2025
(In millions)	Life Sciences Solutions	Analytical Instruments	Specialty Diagnostics	Laboratory Products and Biopharma Services	Total
Revenues
Revenues from external customers	$2,115	$1,669	$1,118	$5,953	$10,855
Intersegment revenues	385	58	16	42	501
	2,499	1,728	1,134	5,995	11,356
Elimination of intersegment revenues					(501)
Consolidated revenues					$10,855
Segment Income
Cost of revenues	925	902	640	4,667
Selling, general, and administrative expenses	467	317	183	595
Research and development expenses	135	145	47	14
Other segment items	54	39	(42)	(106)
Segment income	919	325	306	825	2,375
Unallocated amounts
Cost of revenues adjustments					(10)
Selling, general and administrative expenses adjustments					(20)
Restructuring and other costs					(82)
Amortization of acquisition-related intangible assets					(429)
Interest income					297
Interest expense					(404)
Other income/(expense)					(19)
Consolidated income before income taxes					$1,709

(In millions)	Unallocated amounts	Life Sciences Solutions	Analytical Instruments	Specialty Diagnostics	Laboratory Products and Biopharma Services	Consolidated
Segment assets	$87,013	$3,142	$3,070	$1,295	$6,711	$101,230
Purchases of property, plant and equipment	25	25	13	25	206	294
Depreciation of property, plant and equipment	—	56	26	23	152	256

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2026

	Six months ended June 27, 2026
(In millions)	Life Sciences Solutions	Analytical Instruments	Specialty Diagnostics	Laboratory Products and Biopharma Services	Total
Revenues
Revenues from external customers	$4,574	$3,466	$2,312	$12,647	$22,999
Intersegment revenues	877	96	34	82	1,089
	5,450	3,563	2,346	12,729	24,088
Elimination of intersegment revenues					(1,089)
Consolidated revenues					$22,999
Segment Income
Cost of revenues	2,084	1,801	1,356	9,907
Selling, general, and administrative expenses	996	628	354	1,274
Research and development expenses	271	278	89	41
Other segment items	105	76	(99)	(208)
Segment income	1,994	779	646	1,714	5,133
Unallocated amounts
Cost of revenues adjustments					(42)
Selling, general and administrative expenses adjustments					(79)
Restructuring and other costs					(147)
Amortization of acquisition-related intangible assets					(915)
Interest income					440
Interest expense					(755)
Other income/(expense)					22
Consolidated income before income taxes					$3,658

(In millions)	Unallocated amounts	Life Sciences Solutions	Analytical Instruments	Specialty Diagnostics	Laboratory Products and Biopharma Services	Consolidated
Segment assets	$98,003	$3,508	$3,187	$1,323	$7,152	$113,174
Purchases of property, plant and equipment	117	79	52	59	518	826
Depreciation of property, plant and equipment	—	139	53	44	402	638

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2025

	Six months ended June 28, 2025
(In millions)	Life Sciences Solutions	Analytical Instruments	Specialty Diagnostics	Laboratory Products and Biopharma Services	Total
Revenues
Revenues from external customers	$4,069	$3,346	$2,248	$11,556	$21,219
Intersegment revenues	771	99	34	79	983
	4,840	3,446	2,282	11,635	22,202
Elimination of intersegment revenues					(983)
Consolidated revenues					$21,219
Segment Income
Cost of revenues	1,781	1,737	1,319	9,077
Selling, general, and administrative expenses	935	631	354	1,183
Research and development expenses	274	282	92	27
Other segment items	98	71	(93)	(209)
Segment income	1,753	724	610	1,557	4,644
Unallocated amounts
Cost of revenues adjustments					(21)
Selling, general and administrative expenses adjustments					(34)
Restructuring and other costs					(180)
Amortization of acquisition-related intangible assets					(859)
Interest income					501
Interest expense					(707)
Other income/(expense)					(16)
Consolidated income before income taxes					$3,329

(In millions)	Unallocated amounts	Life Sciences Solutions	Analytical Instruments	Specialty Diagnostics	Laboratory Products and Biopharma Services	Consolidated
Segment assets	$87,013	$3,142	$3,070	$1,295	$6,711	$101,230
Purchases of property, plant and equipment	61	69	57	58	412	656
Depreciation of property, plant and equipment	—	114	50	44	324	532

THERMO FISHER SCIENTIFIC INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 12.    Acquisitions and Divestiture
Acquisitions
The company’s acquisitions have historically been made at prices above the determined fair value of the acquired identifiable net assets, resulting in goodwill, primarily due to expectations of the synergies that will be realized by combining the businesses and the benefits that will be gained from the assembled workforces. These synergies include: the elimination of redundant facilities, functions and staffing; use of the company’s existing commercial infrastructure to expand sales of the acquired businesses’ products and services; and use of the commercial infrastructure of the acquired businesses to cost-effectively expand sales of company products and services.
Acquisitions have been accounted for using the acquisition method of accounting, and the acquired companies’ results have been included in the accompanying financial statements from their respective dates of acquisition.
2026
On March 24, 2026, the company acquired, within the Laboratory Products and Biopharma Services segment, Clario Holdings, Inc., a U.S.-based leading provider of endpoint data solutions for clinical trials. The acquisition expands the segment’s portfolio with the addition of highly complementary clinical research offerings, enabling customers to gain critical insights from clinical data to improve decision-making, accelerate innovation and drive greater productivity. The goodwill recorded as a result of this business combination is not tax deductible.
The components of the preliminary purchase price and net assets acquired are as follows:

(In millions)	Clario
Purchase price
Cash paid	$5,806
Debt settled	3,180
Purchase price payable	121
Fair value of contingent consideration	108
Cash acquired	(117)
$9,098

Net assets acquired
Definite-lived intangible assets
Customer relationships	$2,510
Product technology	844
Trade names	19
Backlog	423
Goodwill	5,934
Net other assets/(liabilities)	386
Contract liabilities	(375)
Deferred tax assets/(liabilities)	(645)
$9,098
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
The weighted-average amortization periods for definite-lived intangible assets acquired in 2026 are 20 years for customer relationships, 7 years for product technology, 3 years for trade names, and 6 years for backlog. The weighted-average amortization period for all definite-lived intangible assets acquired in 2026 is 15 years.

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
The components of the preliminary purchase price and net assets acquired are as follows:

(In millions)	Filtration and separation business
Purchase price
Cash paid	$3,939
Fair value of contingent consideration	(66)
Cash acquired	(9)
$3,865

Net assets acquired
Property, plant and equipment	$469
Definite-lived intangible assets
Customer relationships	1,116
Product technology	388
Trade names	51
Goodwill	2,065
Net other assets/(liabilities)	152
Deferred tax assets/(liabilities)	(376)
$3,865
The preliminary allocation of the purchase price for the acquisition of Solventum’s Filtration and Separation business is based on the estimates of the fair value of the purchase price and net assets acquired and is subject to adjustment upon finalization, largely with respect to inventories and deferred taxes. Measurements of these items inherently require significant estimates and assumptions.
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
Divestiture
On April 27, 2026, the company entered into an agreement to sell its microbiology business to Astorg for approximately $1.075 billion, consisting of cash and a $50 million seller note. The business is part of the Specialty Diagnostics segment. The sale is subject to customary closing conditions and applicable regulatory approvals and is expected to close in the third quarter of 2026. The assets and liabilities of the microbiology business were as follows as of June 27, 2026:

(In millions)
Current assets	$228
Long-term assets	760
Current liabilities	71
Long-term liabilities	45

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
Overview
Thermo Fisher Scientific Inc. enables customers to make the world healthier, cleaner and safer by helping them accelerate life sciences research, solve complex analytical challenges, increase laboratory productivity, and improve patient health through diagnostics and the development and manufacture of life-changing therapies. Markets served include pharmaceutical and biotech, academic and government, industrial and applied, as well as healthcare and diagnostics. The company’s operations fall into four segments (Note 11): Life Sciences Solutions; Analytical Instruments; Specialty Diagnostics; and Laboratory Products and Biopharma Services.

THERMO FISHER SCIENTIFIC INC.
Consolidated Results

	Three months ended				Six months ended
	June 27,	June 28,			June 27,	June 28,
(Dollars in millions except per share amounts)	2026	2025	Change		2026	2025	Change
Revenues	$11,994	$10,855	10%		$22,999	$21,219	8%
GAAP operating income	2,087	1,834	14%		3,950	3,551	11%
GAAP operating income margin	17.4%	16.9%	0.5	pt	17.2%	16.7%	0.5	pt
Adjusted operating income (non-GAAP measure)	2,735	2,375	15%		5,133	4,644	11%
Adjusted operating income margin (non-GAAP measure)	22.8%	21.9%	0.9	pt	22.3%	21.9%	0.4	pt
GAAP diluted earnings per share attributable to Thermo Fisher Scientific Inc.	4.68	4.28	9%		9.10	8.26	10%
Adjusted earnings per share (non-GAAP measure)	6.03	5.36	13%		11.47	10.51	9%
Organic Revenue Growth

	Three months ended	Six months ended
	June 27, 2026	June 27, 2026
Revenue growth	10%	8%
Impact of acquisitions	5%	4%
Impact of currency translation	1%	2%
Organic revenue growth (non-GAAP measure)	5%	3%
During the second quarter of 2026, customer activity continued to strengthen across our end markets. Revenue growth was strong in the pharma and biotech market, with performance driven by strengthening underlying market conditions. Revenues in the academic and government market grew, and growth in the industrial and applied market was strong, both driven by customer demand for our innovative high-end instruments. Revenue to customers in the diagnostics and healthcare market was also strong. During the second quarter of 2026, sales increased across all major geographies. Revenue growth was strong in Europe and Asia-Pacific, including China. Contributions to organic revenue during the second quarter of 2026 were led by the Laboratory Products and Biopharma Services segment and the Analytical Instruments segment.
During the first six months of 2026, revenue growth in the pharma and biotech market was strong, with performance driven by strengthening underlying market conditions. Revenues to customers in the industrial and applied market increased, driven by customer demand for our innovative high-end instruments. Revenues in the academic and government as well as the diagnostics and healthcare market were flat. During the first six months of 2026, sales grew in North America and Asia-Pacific, including China. Revenue growth in Europe was strong. Contributions to organic revenue during the first six months of 2026 were led by the Laboratory Products and Biopharma Services segment.
The company continues to execute its proven growth strategy which consists of three pillars:
•High-impact innovation;
•Our trusted partner status with customers; and
•Our unparalleled commercial engine.
GAAP operating income margin and adjusted operating income margin increased in the second quarter of 2026 due primarily to strong productivity improvements, offset in part by unfavorable business mix.
GAAP operating income margin and adjusted operating income margin increased in the first six months of 2026 due primarily to very strong productivity improvements, offset in part by unfavorable business mix and strategic investments.
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

THERMO FISHER SCIENTIFIC INC.
Notable Recent Acquisitions
On March 24, 2026, the company acquired, within the Laboratory Products and Biopharma Services segment, Clario Holdings, Inc., a U.S.-based leading provider of endpoint data solutions for clinical trials. The acquisition expands the segment’s portfolio with the addition of highly complementary clinical research offerings, enabling customers to gain critical insights from clinical data to improve decision-making, accelerate innovation and drive greater productivity.
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

	Three months ended		Six months ended
(Dollars in millions)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Revenues
Life Sciences Solutions	$2,815	$2,499	$5,450	$4,840
Analytical Instruments	1,847	1,728	3,563	3,446
Specialty Diagnostics	1,205	1,134	2,346	2,282
Laboratory Products and Biopharma Services	6,693	5,995	12,729	11,635
Eliminations	(565)	(501)	(1,089)	(983)
Consolidated revenues	$11,994	$10,855	$22,999	$21,219
Life Sciences Solutions

	Three months ended						Organic (non-GAAP measure)
(Dollars in millions)	June 27, 2026	June 28, 2025	Total Change		Acquisitions/ Divestitures	Currency Translation
Revenues	$2,815	$2,499	13%		9%	1%	3%
Segment income	1,041	919	13%
Segment income margin	37.0%	36.8%	0.2	pt
The increase in organic revenues in the second quarter of 2026 was primarily driven by the bioproduction business. On a reported basis, the bioproduction business grew $196 million, which contributed 8 percentage points of reported growth in the segment, driven by higher demand from pharma and biotech customers, as well as the impact from the 2025 acquisition of the filtration and separation business. The increase in segment income margin resulted primarily from very strong productivity improvements, offset in part by the impact from the acquisition of the filtration and separation business and unfavorable business mix.

	Six months ended						Organic (non-GAAP measure)
(Dollars in millions)	June 27, 2026	June 28, 2025	Total Change		Acquisitions/ Divestitures	Currency Translation
Revenues	$5,450	$4,840	13%		9%	2%	2%
Segment income	1,994	1,753	14%
Segment income margin	36.6%	36.2%	0.4	pt
The increase in organic revenues in the first six months of 2026 was driven by the bioproduction business, partially offset by declines in the biosciences business. On a reported basis, the bioproduction business grew $417 million, driven by higher demand from pharma and biotech customers, as well as the impact from the 2025 acquisition of the filtration and separation business. The increase in segment income margin resulted primarily from exceptionally strong productivity improvements, partially offset by the impact from the filtration and separation business acquisition and unfavorable business mix.

THERMO FISHER SCIENTIFIC INC.
Analytical Instruments

	Three months ended						Organic (non-GAAP measure)
(Dollars in millions)	June 27, 2026	June 28, 2025	Total Change		Acquisitions/ Divestitures	Currency Translation
Revenues	$1,847	$1,728	7%		0%	0%	7%
Segment income	424	325	30%
Segment income margin	23.0%	18.8%	4.2	pt
The increase in organic revenues in the second quarter of 2026 was driven by growth across all three of the segment’s businesses, led by the electron microscopy business. On a reported basis, the electron microscopy, chromatography and mass spectrometry, and chemical analysis businesses increased $55 million, $37 million, and $26 million, respectively. The increase in segment income margin was driven by very strong productivity improvements, favorable volume leverage, and the favorable impact of foreign exchange.

	Six months ended						Organic (non-GAAP measure)
(Dollars in millions)	June 27, 2026	June 28, 2025	Total Change		Acquisitions/ Divestitures	Currency Translation
Revenues	$3,563	$3,446	3%		0%	1%	2%
Segment income	779	724	8%
Segment income margin	21.9%	21.0%	0.9	pt
The increase in organic revenues in the first six months of 2026 was primarily due to growth in the chromatography and mass spectrometry business. On a reported basis, the chromatography and mass spectrometry business grew $63 million, which contributed 2 percentage points of reported growth in the segment. The increase in segment income margin was primarily driven by productivity improvements.
Specialty Diagnostics

	Three months ended						Organic (non-GAAP measure)
(Dollars in millions)	June 27, 2026	June 28, 2025	Total Change		Acquisitions/ Divestitures	Currency Translation
Revenues	$1,205	$1,134	6%		0%	1%	5%
Segment income	334	306	9%
Segment income margin	27.7%	27.0%	0.7	pt
The increase in organic revenues in the second quarter of 2026 was primarily driven by growth in the healthcare market channel and immunodiagnostics business. On a reported basis, the healthcare market channel, clinical diagnostics business, and immunodiagnostics business increased $36 million, $14 million, and $14 million, respectively. The increase in segment income margin was driven by favorable volume leverage and strong productivity, offset in part by unfavorable business mix.

	Six months ended						Organic (non-GAAP measure)
(Dollars in millions)	June 27, 2026	June 28, 2025	Total Change		Acquisitions/ Divestitures	Currency Translation
Revenues	$2,346	$2,282	3%		0%	2%	1%
Segment income	646	610	6%
Segment income margin	27.6%	26.7%	0.9	pt
The increase in organic revenues in the first six months of 2026 was principally driven by growth in the transplant diagnostics business and the immunodiagnostics business. On a reported basis, the immunodiagnostics business grew $26 million, and the clinical diagnostics business grew $22 million, which were the principal drivers of reported revenue growth in the segment. The increase in segment income margin was primarily due to strong productivity improvements.

THERMO FISHER SCIENTIFIC INC.
Laboratory Products and Biopharma Services

	Three months ended						Organic (non-GAAP measure)
(Dollars in millions)	June 27, 2026	June 28, 2025	Total Change		Acquisitions/ Divestitures	Currency Translation
Revenues	$6,693	$5,995	12%		6%	1%	5%
Segment income	936	825	13%
Segment income margin	14.0%	13.8%	0.2	pt
The increase in organic revenues in the second quarter of 2026 was primarily due to growth in the research and safety market channel and the clinical research business. On a reported basis, the clinical research business grew $441 million, which contributed 7 percentage points of reported growth in the segment, primarily driven by the impact of the Clario acquisition. The research and safety market channel and pharma services business grew $153 million and $99 million, respectively, which contributed 3 percentage points and 2 percentage points, respectively, of reported growth in the segment. The increase in segment income margin was driven by strong productivity improvements and the impact of acquisitions, partially offset by unfavorable business mix and strategic investments.

	Six months ended						Organic (non-GAAP measure)
(Dollars in millions)	June 27, 2026	June 28, 2025	Total Change		Acquisitions/ Divestitures	Currency Translation
Revenues	$12,729	$11,635	9%		4%	1%	5%
Segment income	1,714	1,557	10%
Segment income margin	13.5%	13.4%	0.1	pt
The increase in organic revenues in the first six months of 2026 was primarily due to growth in the clinical research business and research and safety market channel. On a reported basis, the clinical research business grew $630 million, which contributed 5 percentage points of reported growth in the segment, primarily driven by the impact of the Clario acquisition. The research and safety market channel and pharma services business grew $252 million and $233 million, respectively, which each contributed 2 percentage points of reported growth in the segment. The increase in segment income margin was primarily due to very strong productivity improvements and the impact of acquisitions, largely offset by unfavorable business mix and strategic investments.
Non-operating Items

	Three months ended		Six months ended
	June 27,	June 28,	June 27,	June 28,
(Dollars and shares in millions)	2026	2025	2026	2025
Net interest expense	$194	$107	$314	$206
GAAP other income/(expense)	31	(19)	22	(16)
Adjusted other income/(expense) (non-GAAP measure)	—	(14)	(7)	(12)
GAAP tax rate	8.7%	5.4%	6.5%	5.6%
Adjusted tax rate (non-GAAP measure)	11.6%	10.0%	11.1%	10.0%
Weighted average diluted shares	371	378	372	378
Net interest expense (interest expense less interest income) in the second quarter and first six months of 2026 increased, due primarily to the increase in debt for general corporate purposes and the company’s capital deployment initiatives, which included financing stock buybacks, paying dividends, and acquiring Clario (Note 12). In the second quarter and first six months of 2026, the company’s net interest expense was reduced by approximately $98 million and $194 million, respectively, as a result of its interest rate swap and cross-currency interest rate swap arrangements. In the second quarter and first six months of 2025, the company’s net interest expense was reduced by approximately $66 million and $133 million, respectively, as a result of its interest rate swap and cross-currency interest rate swap arrangements (Note 10).
GAAP other income/(expense) and adjusted other income/(expense) include currency transaction gains/losses on non-operating monetary assets and liabilities, and net periodic pension benefit cost/income, excluding the service cost component.
GAAP other income/(expense) in the first six months of 2026 and 2025 also includes $23 million and $2 million, respectively, of net gains/(losses) on investments. GAAP other income/(expense) in the second quarter of 2026 also includes $6 million of business interruption recoveries. GAAP other income/(expense) in the second quarter of 2025 also includes $5 million of charges for settlement of pension plans.

THERMO FISHER SCIENTIFIC INC.
The company’s GAAP and adjusted tax rates in the first six months of 2026 were impacted by a $175 million deferred tax benefit resulting from the recognition of tax attributes related to domestication transactions and a deferred tax benefit of $148 million in jurisdictions where the deferred tax assets are now expected to be realized due to forecasted income. The company’s GAAP and adjusted tax rates in the first six months of 2025 were impacted by a $125 million deferred tax benefit resulting from the recognition of a tax attribute related to a domestication transaction, a deferred tax benefit of $153 million related to capital losses generated as part of intra-entity transactions and a $93 million benefit in jurisdictions where the deferred tax assets are now expected to be realized due to forecasted income (Note 7).
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

(In millions)	June 27, 2026	December 31, 2025
Cash and cash equivalents	$4,064	$9,852
Short-term investments	—	253
Total debt	42,549	39,384
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
As of June 27, 2026, the company’s short-term obligations and current maturities of long-term obligations totaled $3.37 billion. During the first quarter of 2026, the company amended its revolving credit facility with a bank group that provides up to $5.00 billion of unsecured multi-currency revolving credit to extend the expiration date by one year to January 7, 2028 (Note 3). If the company borrows under this facility, it intends to leave undrawn an amount equivalent to outstanding commercial paper to provide a source of funds in the event that commercial paper markets are not available. As of June 27, 2026, no borrowings were outstanding under the company’s revolving credit facility.

THERMO FISHER SCIENTIFIC INC.

	Six months ended
(In millions)	June 27, 2026	June 28, 2025
Net cash provided by operating activities	$3,317	$2,122
Net cash used in investing activities	(8,797)	(815)
Net cash used in financing activities	(478)	(1,093)
Free cash flow (non-GAAP measure)	2,503	1,479
Operating Activities
During the first six months of 2026, net income provided substantially all cash from operating activities. Cash payments for income taxes were $0.67 billion during the first six months of 2026.
During the first six months of 2025, cash provided by net income was offset in part by investments in working capital. Changes in other assets and liabilities used cash of $1.43 billion primarily due to the timing of payments for compensation and income taxes. Cash payments for income taxes were $1.20 billion during the first six months of 2025.
Investing Activities
During the first six months of 2026, acquisitions used cash of $8.87 billion. Purchases of property, plant and equipment for capacity and capability investments used cash of $0.83 billion. The company’s investing activities also included $0.48 billion of net proceeds from terminations of cross-currency interest rate swaps.
During the first six months of 2025, the company’s investing activities included purchases of $0.66 billion for the purchase of property, plant and equipment for capacity and capability investments.
The company expects that for all of 2026, expenditures for property, plant and equipment, net of disposals, will be between $1.9 billion and $2.1 billion.
Financing Activities
During the first six months of 2026, issuance of debt provided $5.24 billion of cash. Repayment of debt used cash of $1.41 billion. The company’s financing activities also included the repurchase of $4.00 billion of the company’s common stock (6.9 million shares), and the payment of $0.34 billion in cash dividends. On November 6, 2025, the Board of Directors authorized the repurchase of up to $5.00 billion of the company’s common stock. All of the shares of common stock repurchased by the company during the first six months of 2026 were under this program. At July 31, 2026, $1.00 billion was available for future repurchases of the company’s common stock under this authorization.
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

	Three months ended		Six months ended
	June 27,	June 28,	June 27,	June 28,
(Dollars in millions except per share amounts)	2026	2025	2026	2025

Reconciliation of adjusted operating income
GAAP operating income	$2,087	$1,834	$3,950	$3,551
Cost of revenues adjustments (a)	28	10	42	21
Selling, general and administrative expenses adjustments (b)	36	20	79	34
Restructuring and other costs (c)	98	82	147	180
Amortization of acquisition-related intangible assets	485	429	915	859
Adjusted operating income (non-GAAP measure)	$2,735	$2,375	$5,133	$4,644

Reconciliation of adjusted operating income margin
GAAP operating income margin	17.4%	16.9%	17.2%	16.7%
Cost of revenues adjustments (a)	0.2%	0.1%	0.2%	0.1%
Selling, general and administrative expenses adjustments (b)	0.3%	0.2%	0.3%	0.2%
Restructuring and other costs (c)	0.8%	0.8%	0.6%	0.9%
Amortization of acquisition-related intangible assets	4.0%	4.0%	4.0%	4.0%
Adjusted operating income margin (non-GAAP measure)	22.8%	21.9%	22.3%	21.9%

Reconciliation of adjusted other income/(expense)
GAAP other income/(expense)	$31	$(19)	$22	$(16)
Adjustments (d)	(31)	5	(29)	4
Adjusted other income/(expense) (non-GAAP measure)	$—	$(14)	$(7)	$(12)

Reconciliation of adjusted tax rate
GAAP tax rate	8.7%	5.4%	6.5%	5.6%
Adjustments (e)	2.9%	4.6%	4.6%	4.4%
Adjusted tax rate (non-GAAP measure)	11.6%	10.0%	11.1%	10.0%

THERMO FISHER SCIENTIFIC INC.

	Three months ended		Six months ended
	June 27,	June 28,	June 27,	June 28,
(Dollars in millions except per share amounts)	2026	2025	2026	2025

Reconciliation of adjusted earnings per share
GAAP diluted earnings per share (EPS) attributable to Thermo Fisher Scientific Inc.	$4.68	$4.28	$9.10	$8.26
Cost of revenues adjustments (a)	0.07	0.03	0.11	0.06
Selling, general and administrative expenses adjustments (b)	0.10	0.05	0.21	0.09
Restructuring and other costs (c)	0.27	0.22	0.40	0.48
Amortization of acquisition-related intangible assets	1.31	1.14	2.46	2.27
Other income/expense adjustments (d)	(0.08)	0.01	(0.08)	0.01
Income taxes adjustments (e)	(0.34)	(0.35)	(0.79)	(0.68)
Equity in earnings/losses of unconsolidated entities	0.04	(0.01)	0.06	0.03
Noncontrolling interests adjustments (f)	—	0.00	—	0.00
Adjusted EPS (non-GAAP measure)	$6.03	$5.36	$11.47	$10.51

Reconciliation of free cash flow
GAAP net cash provided by operating activities	$2,125	$1,399	$3,317	$2,122
Purchases of property, plant and equipment	(450)	(294)	(826)	(656)
Proceeds from sale of property, plant and equipment	3	1	13	13
Free cash flow (non-GAAP measure)	$1,678	$1,105	$2,503	$1,479
(a)Adjusted results exclude accelerated depreciation on manufacturing assets to be abandoned due to facility consolidations and charges/(credits) for the sale of inventory revalued at the date of acquisition. Adjusted results in 2026 also exclude $9 million of transaction-related costs.
(b)Adjusted results exclude certain third-party expenses, principally transaction/integration costs, charges/credits for changes in estimates of contingent acquisition consideration, and accelerated depreciation on fixed assets to be abandoned due to facility consolidations.
(c)Adjusted results exclude restructuring and other costs consisting principally of severance, impairments of long-lived assets, net charges/credits for pre-acquisition litigation and other matters, net gains/losses on the sale of real estate, and abandoned facility and other expenses of headcount reductions and real estate consolidations.
(d)Adjusted results exclude net gains/losses on investments. Adjusted results in the first six months of 2026 also exclude $6 million of business interruption recoveries. Adjusted results in the first six months of 2025 also exclude $5 million of charges for settlement of pension plans.
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
Critical Accounting Policies and Estimates
Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements of the company’s Annual Report on Form 10-K for 2025 describe the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no significant changes in the company’s critical accounting policies during the first six months of 2026.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended June 27, 2026, that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
A summary of the share repurchase activity for the company’s second quarter of 2026 follows:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum dollar amount of shares that may yet be purchased under the plans or programs (1)(2) (in millions)
Fiscal April (Mar. 29 - Apr. 2)	—	$—	—	$2,000
Fiscal May (Apr. 3 - May 30)	1,534,188	478.98	1,534,188	1,265
Fiscal June (May 31 - Jun. 27)	537,650	493.16	537,650	1,000
Total second quarter	2,071,838	$482.66	2,071,838	$1,000
(1)    Amounts exclude excise taxes and other transaction costs.
(2)    On November 6, 2025, the Board of Directors authorized the repurchase of up to $5.00 billion of the company’s common stock. All of the shares of common stock repurchased by the company during 2026 were under this program.
Item 5.    Other Information
Director and Officer Trading Arrangements
During the three months ended June 27, 2026, no director or executive officer of the company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as provided below:

Name and Title	Action	Plan Type	Date of action	Scheduled expiration of Rule 10b5-1 trading plan	Aggregate number of securities to be purchased or sold
Marc N. Casper, Chairman and Chief Executive Officer	Modification¹	Rule 10b5-1	4/27/2026	6/9/2027	108,888
Gianluca Pettiti, President and Chief Operating Officer	Adoption	Rule 10b5-1	6/2/2026	3/10/2027	12,400
¹ Mr. Casper modified his Rule 10b5-1 trading arrangement, which was originally adopted on November 11, 2025. The aggregate number of shares reported in this table represents the shares authorized for potential sale under the arrangement following the modification.

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

Date:	July 31, 2026	THERMO FISHER SCIENTIFIC INC.

/s/ James R. Meyer
James R. Meyer
Senior Vice President and Chief Financial Officer

/s/ Joseph R. Holmes
Joseph R. Holmes
Vice President and Chief Accounting Officer